Form 10-Q
period 2017-06-30
Novume Solutions, Inc.
filed 2017-08-15
CIK 1697851

Registration No.  333-216014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-33883

Novume Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware	8742	81-56266334
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

14420 Albemarle Point Place, Suite 200,
Chantilly, VA, 20151
(703) 953-3838
(Address, including ZIP code, and telephone number, including area code, of registrant’s principal executive offices)

Corporation Trust Company
1209 Orange Street
Wilmington, DE 19801
(Name, address, including ZIP code, and telephone number, including area code, of registrant’s agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

As of August 14, 2017 the Registrant had 1,000 shares of common stock, $0.0001 par value, issued and outstanding.

Novume Solutions, Inc.

Form 10-Q
For the Quarterly Period Ended June 30, 2017

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).

Novume Solutions, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2017	February 6, 2017 (Date of Incorporation)
ASSETS
CURRENT ASSETS
Total current assets	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Total current liabilities	$-	$-

Total liabilities	-	-

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 1,000 shares authorized, issued and outstanding as of June 30, 2017 and February 6, 2017	1	1
Subscription receivable	(1)	(1)
(Accumulated deficit) retained earnings	-	-
Total stockholders’ equity	$-	$-

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Novume Solutions, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months ended June 30, 2017	Period from February 6 (Date of Incorporation) to June 30, 2017
REVENUE	$-	$-
Cost of revenue	-	-
Gross Profit	-	-

OPERATING EXPENSES
Selling, general, and administrative expenses	-	-
Income (loss) from operations	-	-
OTHER (EXPENSE) INCOME
Interest expense	-	-
Other Income	-	-
Total other (expense) income	-	-
Income (loss) before taxes	-	-
Income tax benefit (expense)	-	-
Net income (loss)	$-	$-

(Loss) earnings per common share - basic	$-	$-
(Loss) earnings per common share - diluted	$-	$-

Weighted average shares outstanding
Basic	1,000	1,000
Diluted	1,000	1,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novume Solutions, Inc.

Consdensed Consolidated Statements of Cash Flows (Unaudited)

Period from February 6 (Date of Incorporation) to June 30, 2107
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$-
Adjustments to reconcile net income:
Changes in operating assets and liabilities
Net cash provided by operating activities	-
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-
CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-
Net increase (decrease) in cash and cash equivalents	-
Cash and cash equivalents at February 6, 2017	-
Cash and cash equivalents at end of June 30, 2017	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novume Solutions, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017 and 2016

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Novume Solutions, Inc. (“Novume”) is a Delaware corporation formed on February 6, 2017 to effectuate the Mergers (as defined below) and act as a holding company for Brekford Traffic Safety, Inc., a Delaware Corporation (“Brekford”) and KeyStone Solutions, Inc., a Delaware Corporation (“KeyStone”) and their respective subsidiaries following the consummation of the Mergers. Prior to the consummation of the Mergers, Novume has had and will have no operations other than those that are incidental to its formation, its execution of the Merger Agreement, and the preparation of this Quarterly Report on Form 10-Q (“Quarterly Report”). Novume currently has no operations and no or nominal assets and liabilities.

On July 12, 2017, Novume entered into that certain Second Amended and Restated Agreement and Plan of Merger, being the second amended and restated version of an agreement originally dated February 10, 2017 (the “Merger Agreement”). The purpose of the transactions contemplated by the Merger Agreement is to combine the businesses of Brekford and KeyStone. The Merger Agreement provides for Brekford and KeyStone to each engage in merger transactions (the “Mergers”) with separate wholly-owned subsidiaries of Novume. One wholly-owned subsidiary of Novume will merge with and into Brekford, leaving Brekford as a wholly-owned subsidiary of Novume (the “Brekford Merger”), and KeyStone will merge with and into another wholly-owned subsidiary of Novume (“KeyStone Merger Sub”), with KeyStone Merger Sub surviving such merger (the “KeyStone Merger”).

The time at which the Mergers are completed in accordance with the Merger Agreement is referred to herein as the “Effective Time”. As soon as practicable after the Effective Time, KeyStone Merger Sub will change its name to “KeyStone Solutions, LLC. ” References herein to “KeyStone” after the Effective Time refer to KeyStone Merger Sub.

In accomplishing the Mergers through Novume, KeyStone and Brekford intend to pursue their existing lines of business separately while achieving certain economies and benefits from pooled management, shared regulatory compliance costs and other complementary resources that can assist in supporting Novume’s growth. Through internal growth and strategic acquisitions, where appropriate and available, Novume seeks to develop its core business as a service provider to government contractors both in the United States and abroad. In selective situations, Novume will also seek to serve as a partner or incubator for emerging businesses, like Brekford’s automated traffic safety enforcement business, where an understanding of government contracting procedures and contacts with other seasoned providers of government services or products can be critical to success.

The mailing address of Novume’s principal executive offices is 14420 Albemarle Point Place, Suite 200, Chantilly, VA 20151, and its telephone number is (703) 953-3838.

Basis of Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with applicable quarterly reporting regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of interim financial information have been included.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Novume is a Delaware corporation formed on February 6, 2017 to effectuate the Mergers and to become a holding company for Brekford and KeyStone and their respective subsidiaries following the consummation of the Mergers. Prior to the consummation of the Mergers, Novume has had and will have no operations other than those incidental to its formation, its execution of the Merger Agreement, and the preparation of this Quarterly Report. Novume currently has no operations and no or nominal assets and liabilities.

If the Mergers are completed: (1) each share of the common stock, par value $0.0001 per share, of Brekford (“Brekford Common Stock”) issued and outstanding immediately prior to the Effective Time and all rights in respect thereof, shall, without any action on the part of any holder thereof, cease to exist and be converted into and become exchangeable for the right to receive 1/15th of a share (the “Brekford Exchange Ratio”) of the common stock, par value $0.0001 per share, of Novume (“Novume Common Stock”), (2) each share of the common stock, par value $0.0001 per share, of KeyStone (“KeyStone Common Stock”) issued and outstanding immediately prior to the Effective Time and all rights in respect thereof, shall, without any action on the part of any holder thereof, cease to exist and be converted into and become exchangeable for, 1.9399449 (for convenience and readability, this ratio is referred to as 1.9399 hereinafter, but all calculations based on the ratio were completed using the actual ratio of 1.9399449) shares of Novume Common Stock (the “KeyStone Common Exchange Ratio”), and (3) each share of Series A Cumulative Convertible Redeemable Preferred Stock, par value $0.0001 per share, of KeyStone (“KeyStone Preferred Stock”) and all rights in respect thereof, shall, without any action on the part of any holder thereof, cease to exist and be converted into and become exchangeable for 1 share of the Series A Cumulative Convertible Redeemable Preferred Stock, par value $0.0001 per share, of Novume (“Novume Preferred Stock” and such 1 for 1 ratio, the “KeyStone Preferred Exchange Ratio”). The Brekford Exchange Ratio, the KeyStone Common Exchange Ratio and the KeyStone Preferred Exchange Ratio (collectively the “Exchange Ratios”) have been determined with the intent that immediately after the Mergers, the pre-merger stockholders of Brekford will own that portion of the capital stock of Novume as shall be equal to approximately 20% of the issued and outstanding Novume Common Stock, on a fully-diluted basis, and the pre-merger stockholders of KeyStone will own that portion of the capital stock of Novume as is equal to approximately 80% of the issued and outstanding Novume Common Stock, on a fully-diluted basis.

In accomplishing the Mergers through Novume, KeyStone and Brekford intend to pursue their existing lines of business separately while achieving certain economies and benefits from pooled management, shared regulatory compliance costs and other complementary resources that can assist in supporting Novume’s growth. Through internal growth and strategic acquisitions, where appropriate and available, Novume seeks to develop its core business as a service provider to global and domestic companies that do business with governments both in the United States and abroad. In selective situations, Novume will also seek to serve as a partner or incubator for emerging businesses, like Brekford’s automated traffic safety enforcement business, where an understanding of government contracting procedures and contacts with other seasoned providers of government services or products can be critical to success.

Novume Solutions, Inc. has not commenced operations, has no significant assets or liabilities and has not conducted any material activities other than those incidental to its formation and matters contemplated by the Merger Agreement, as amended, from its February 6, 2017, date of incorporation through June 30, 2017.

The mailing address of Novume’s principal executive offices is 14420 Albemarle Point Place, Suite 200, Chantilly, VA 20151, and its telephone number is (703) 953-3838.

* * * * * * * *

This Quarterly Report on Form 10-Q of Novume Solutions, Inc., a Delaware corporation (“Novume”, or the “Company”), contains forward-looking statements that are subject to various risks and uncertainties.  Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “outlook,” “seek,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information.  Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain.  Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth or anticipated in our forward-looking statements.

Readers are cautioned not to place undue reliance on any of these forward-looking statements, which reflect our views as of the date of this report.  The matters summarized below and elsewhere in this report could cause our actual results and performance to differ materially from those set forth or anticipated in forward-looking statements. Accordingly, we cannot guarantee future results or performance.  Furthermore, except as required by law, we are under no duty to, and we do not intend to, update any of our forward-looking statements after the date of this report, whether as a result of new information, future events or otherwise.

You should read the following discussion and analysis of our financial condition and results of our operations together with our unaudited financial statements for the period ended June 30, 2017 and the notes thereto at the end of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

During the period covered by this report, Novume Solutions, Inc. did not conduct any material activities and therefore did not incur any significant interest rate risk, foreign currency exchange rate risk, commodity price risk or other relevant market risks.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(f) of the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes to Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the most recent fiscal quarter.

Part II – Other Information

Item 1. Legal Proceedings.

As of the end of the period covered by this Quarterly Report, there are no material legal proceedings, claims, or litigation pending against Novume. From time to time, we may become involved in legal proceedings, claims and litigation arising in the ordinary course of our business. When we believe a loss is probable and can be reasonably estimated, we accrue the estimated loss in our consolidated financial statements. Where the outcome of these matters is not determinable, we do not make a provision in our financial statements until the loss, if any, is probable and can be reasonably estimated or the outcome becomes known.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on August 2, 2017 (Registration No. 333-216014).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Number	Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document
101.SCH	101.SCH XBRL Taxonomy Extension Schema.
101.CAL	101.CAL XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	101.DEF XBRL Taxonomy Extension Definition Linkbase.
101.LAB	101.LAB XBRL Taxonomy Extension Label Linkbase.
101.PRE	101.PRE XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novume Solutions, Inc.

Date: August 15, 2017	By:	/s/ Robert A. Berman
Robert A. Berman
Chief Executive Officer