Form 10-Q
period 2017-09-30
Novume Solutions, Inc.
filed 2017-11-13
CIK 1697851

Registration No. ______________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-33883

Novume Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware	8742	81-5266334
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

14420 Albemarle Point Place, Suite 200,
Chantilly, VA, 20151
(703) 953-3838
(Address, including ZIP code, and telephone number, including area code, of registrant’s principal executive offices)

Corporation Trust Company
1209 Orange Street
Wilmington, DE 19801
(Name, address, including ZIP code, and telephone number, including area code, of registrant’s agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 1, 2017 the Registrant had 14,308,784 shares of common stock, $0.0001 par value per share outstanding.

Novume Solutions, Inc. and Subsidiaries
Form 10-Q
For the Quarterly Period Ended September 30, 2017

PART I – FINANCIAL INFORMATION
Item 1.
Financial Statements (Unaudited).
Novume Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,762,265	$2,788,587
Accounts receivable, net of $24,000 and $0 of allowance for doubtful accounts	3,300,742	1,997,831
Inventory	169,232	-
Notes receivable - current portion	300,000	-
Other current assets	253,607	81,011
Total current assets	7,785,846	4,867,429
PROPERTY AND EQUIPMENT:
Furniture and fixtures	160,749	137,784
Office equipment	976,835	463,937
Camera systems	969,003	-
Vehicles	151,224	-
Leasehold improvements	59,051	33,259
	2,316,862	634,980
Less: accumulated depreciation	(1,951,826)	(515,911)
Net property and equipment	365,036	119,069
Goodwill	1,960,345	-
Intangibles, net	2,168,941	-
OTHER ASSETS
Notes receivable - net of current portion	1,649,000	-
Deferred offering and financing costs	-	236,963
Deferred tax asset	1,184,359	219,982
Investment at cost	262,140	-
Deposits	39,387	39,282
Total other assets	3,134,886	496,227
Total Assets	$15,415,054	$5,482,725
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,385,852	$577,268
Accrued expenses and other current liabilities	1,904,493	575,203
Deferred revenue	72,500	-
Total current liabilities	3,362,845	1,152,471
LONG-TERM LIABILITIES
Note payable	1,419,753	457,289
Deferred rent	54,705	56,709
Total long-term liabilities	1,474,458	513,998
Total liabilities	4,837,303	1,666,469

Series A Cumulative Convertible Redeemable Preferred stock, $0.0001 par value, 505,000 and 500,000 shares authorized, 502,327 and 301,570 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	3,845,925	2,269,602

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 25,000,000 shares authorized, 13,933,784 and 5,000,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1,394	500
Preferred stock, $0.0001 par value, 7,500,000 and zero shares authorized, 505,000 and 500,000 shares designated as Series A as of September 30, 2017 and December 31, 2016, respectively	-	-
Additional paid-in capital	9,325,795	1,976,549
(Accumulated deficit) retained earnings	(2,595,363)	(430,395)
Other comprehensive income	-	-
Total Stockholders’ Equity	6,731,826	1,546,654
Total Liabilities and Stockholders’ Equity	$15,415,054	$5,482,725

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Novume Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
REVENUE	$4,421,574	$2,405,529	$11,131,825	$9,582,874
Cost of revenue	2,457,806	1,334,436	6,017,982	5,496,588
Gross profit	1,963,768	1,071,093	5,113,843	4,086,286

OPERATING EXPENSES
Selling, general, and administrative expenses	2,997,566	1,151,514	8,036,339	3,624,005
(Loss) income from operations	(1,033,798)	(80,421)	(2,922,496)	462,281
OTHER INCOME (EXPENSE)
Interest expense	(33,720)	(15,656)	(97,624)	(28,693)
Other income	51,016	-	142,283	-
Total other income (expense)	17,296	(15,656)	44,659	(28,693)
(Loss) income before taxes	(1,016,502)	(96,077)	(2,877,837)	433,588
Income tax benefit (expense)	225,142	40,535	964,377	(13,380)
Net (loss) income	$(791,360)	$(55,542)	$(1,913,460)	$420,208

(Loss) earnings per common share - basic	$(0.07)	$(0.01)	$(0.20)	$0.06
(Loss) earnings per common share - diluted	$(0.07)	$(0.01)	$(0.20)	$0.06

Weighted average shares outstanding
Basic	11,756,560	9,713,956	10,920,866	7,016,373
Diluted	11,756,560	9,713,956	10,920,866	7,123,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novume Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity (Accumulated Deficit)
Balance as of December 31, 2016	5,000,000	$500	$1,976,549	$(430,395)	$1,546,654
Net common stock issued in Firestorm acquisition	488,094	49	976,237	-	976,286
Effect of stock split and contribution to Novume Solutions, Inc. on August 28, 2017	5,158,503	516	(516)	-	-
Net common stock issued in Brekford acquisition	3,287,187	329	5,850,864		5,851,193
Stock-based compensation	-	-	227,470	-	227,470
Issuance of warrants	-	-	295,191	-	295,191
Preferred stock dividends	-	-	-	(251,508)	(251,508)
Net loss	-	-	-	(1,913,460)	(1,913,460)
Balance as of September 30, 2017	13,933,784	$1,394	$9,325,795	$(2,595,363)	$6,731,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novume Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,913,460)	$420,208
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	404,143	39,498
Bad debt expense	24,000	-
Deferred taxes	(964,377)	-
Share-based compensation	227,470	-
Deferred rent	(18,588)	-
Warrant expense	67,491	-
Changes in operating assets and liabilities
Accounts receivable	(870,426)	(453,985)
Inventory	(1,460)	-
Deposits	(105)	-
Notes receivable	51,000	(24,000)
Prepaid expenses and other current assets	(50,909)	20,932
Other assets	-	(124,919)
Accounts payable	(196,460)	542,077
Accrued expenses and other current liabiltities	987,522	139,724
Deferred revenue	50,007	-
Net cash used in operating activities	(2,204,152)	559,535
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(52,985)	(35,377)
Net cash used in investing activities	(52,985)	(35,377)
CASH FLOWS FROM FINANCING ACTIVITIES
Stockholders' distributions	-	(125,615)
Deferred stock offering costs	75,655	(670,091)
Proceeds from notes payable	47,341	500,000
Loan origination costs	-	(38,285)
Acquisition of Firestorm - net of cash acquired	(417,704)	-
Acquisition of Brekford - net of cash acquired	1,943,777	-
Net proceeds from issuance of preferred stock	1,745,347	-
Payment of preferred dividends	(163,601)	-
Net cash provided by financing activities	3,230,815	(333,991)
Net increase in cash and cash equivalents	973,678	190,167
Cash and cash equivalents at beginning of year	2,788,587	567,866
Cash and cash equivalents at end of period	$3,762,265	$758,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novume Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017 and 2016

NOTE 1 – NATURE OF OPERATIONS AND RECAPITALIZATION

Nature of Operations

Novume Solutions, Inc. (the “Company” or “Novume”) was formed in February 2017 and began operations upon the merger of KeyStone Solutions, Inc. (“KeyStone”) and Brekford Traffic Safety, Inc. (“Brekford”) in August 2017 (the “Brekford Merger”) and is headquartered in Chantilly, Virginia. The financial results of Brekford are included in the results of operations from August 28, 2017 through September 30, 2017. For narrative purposes, Company and Novume references will include the Brekford, KeyStone and Firestorm entities. The historical financial statements for Novume prior to the merger with Brekford reflect the historical financial statements of KeyStone.

KeyStone was formed in March 2016 as a holding company for its wholly-owned subsidiary AOC Key Solutions, Inc. (“KSI”), which is headquartered in Chantilly, Virginia. KSI provides consulting and technical support services to assist clients seeking U.S. Federal government contracts in the technology, telecommunications, defense, and aerospace industries.

On January 25, 2017, Novume (KeyStone) acquired Firestorm (See Note 2), a nationally-recognized leader in crisis management, crisis communications, emergency response, and business continuity, including workplace violence prevention, cyber-breach response, communicable illness/pandemic planning, predictive intelligence, and other emergency, crisis and disaster preparedness initiatives. Firestorm is headquartered in Roswell, Georgia.

Brekford, headquartered in Hanover, Maryland, is a leading public safety technology service provider of fully-integrated automated traffic safety enforcement (“ATSE”) solutions, including speed, red light, and distracted driving camera systems.

Recapitalization

On March 15, 2016, the stockholders of KSI formed KeyStone as a holding company with the same proportionate ownership percentage as KSI. On that same date KSI entered into a merger agreement (the “KSI Merger Agreement”) with KeyStone and KCS Merger Sub, Inc. (“Merger Sub”), a wholly-owned subsidiary of KeyStone with no activity. Pursuant to the KSI Merger Agreement, on March 15, 2016, Merger Sub was merged with and into KSI, and thus KSI became a wholly-owned subsidiary of KeyStone (the “KSI Merger”). To complete the KSI Merger, the stockholders exchanged 100% of the outstanding common stock of KSI for newly issued common stock of KeyStone, representing 100% of the outstanding common stock. This effectively transferred 100% of the voting equity interest and control of KSI to KeyStone. The undistributed earnings totaling $1,192,844 of KSI as of that date were considered a capital contribution to KeyStone and were therefore reclassified to additional paid-in capital. The operations of KSI did not change, nor have any assets or operations transferred to either KeyStone or Merger Sub. The KSI Merger transaction resulted in no gain or loss to either entity. The stockholders’ proportionate ownership of KeyStone remained the same as it was for KSI. KeyStone accounted for the merger transaction as a recapitalization in the accompanying consolidated financial statements.

NOTE 2 – ACQUISITION

Brekford Acquisition

On August 28, 2017, the mergers by and among Novume, KeyStone, Brekford, Brekford Merger Sub, Inc. (“Brekford Merger Sub”), and KeyStone Merger Sub, LLC (“KeyStone Merger Sub”), were consummated as a result of a merger agreement (the “Brekford Merger Agreement”). As a result, Brekford became a wholly-owned subsidiary of the Novume, and Brekford Merger Sub ceased to exist. KeyStone Merger Sub also became a wholly-owned subsidiary of Novume, and KeyStone Solutions, Inc. ceased to exist. When KeyStone Merger Sub filed its certificate of merger with the Secretary of State of the State of Delaware, it immediately effectuated a name-change to KeyStone Solutions, LLC, the name by which it is now known. For the purposed of this document any references to KeyStone are to KeyStone Solutions, Inc. prior to August 28, 2017 and to KeyStone Solutions, LLC on and after August 28, 2017.

Upon completion of the Brekford Merger, the merger consideration was issued in accordance with the terms of the Brekford Merger Agreement. Immediately upon completion of the Brekford Merger, the pre-merger stockholders of KeyStone owned approximately 80% of the issued and outstanding capital stock of Novume on a fully-diluted basis, and the pre-merger stockholders of Brekford owned approximately 20% of the issued and outstanding capital stock of Novume on a fully-diluted basis.

As the Brekford Merger has recently been completed, the Company is currently in the process of completing the purchase price allocation treating the Brekford Merger as a business combination. The final purchase price allocation for Brekford will be included in the Company’s consolidated financial statements in future periods. The table below shows the preliminary analysis related to the Brekford acquisition:

Common stock issued	$5,851,193
Total consideration	5,851,193
Less cash received	(1,943,778)
Less other assets	(3,139,007)
Plus liabilities assumed	1,191,937
Net goodwill/intangible recorded	$1,960,345

The initial determination of the fair value of the assets acquired and liabilities assumed, which includes approximately $2.0 million of goodwill, is based on a preliminary valuation and the estimates and assumptions for these items are subject to change as we obtain additional information during the measurement period. Subsequent changes to the purchase price or other fair value adjustments determined during the measurement period will be recorded as an adjustment to goodwill and possibly intangibles.

Firestorm Acquisition

On January 25, 2017 (the “Firestorm Closing Date”), Novume acquired Firestorm Solutions, LLC and Firestorm Franchising, LLC (collectively, the “Firestorm Entities” or “Firestorm”).

Membership Interest Purchase Agreement

Pursuant to the terms of the Membership Interest Purchase Agreement (the “MIPA”), by and among Novume, each of the Firestorm Entities, each of the Members of the Firestorm Entities (described below), and a newly-created acquisition subsidiary of Novume, Firestorm Holdings, LLC, a Delaware limited liability company (“Firestorm Holdings”), Novume acquired all of the membership interests in each of the Firestorm Entities for the following consideration:

●
$500,000 in cash in the aggregate paid by Novume as of the Firestorm Closing Date to the three principals (Harry W. Rhulen, Suzanne Loughlin, and James W. Satterfield, collectively the “Firestorm Principals”) of Firestorm. Of that aggregate amount $250,000 was paid to Mr. Satterfield, and $125,000 was paid to each of Mr. Rhulen and Ms. Loughlin;

●
$1,000,000 in the aggregate in the form of four unsecured, subordinated promissory notes issued by Novume payable over five years after the Firestorm Closing Date, to all the Members of the Firestorm Entities (consisting of the Firestorm Principals and Lancer Financial Group, Inc. (“Lancer”)). The principal amount of the note payable to Lancer is $500,000 (the “Lancer Note”). The principal amount of the note payable to Mr. Rhulen is $166,666.66. The principal amount of the notes payable to each of Mr. Satterfield and Ms. Loughlin is $166,666.67. (The notes payable to Mr. Rhulen, Ms. Loughlin and Mr. Satterfield are individually referred to herein as a “Firestorm Principal Note” and collectively, as the “Firestorm Principal Notes”). The Firestorm Principal Notes are payable at an interest rate of 2% and the Lancer Note is payable at an interest rate of 7%. $907,407 was recorded to notes payable to reflect the net fair value of the notes issued due to the difference in interest rates. The Lancer Note also has a capped subordination of $7,000,000, subject to the consent of Lancer;

●
Each of the Firestorm Principals was issued 162,698 (315,625 post Brekford Merger) shares of the common stock, par value $0.0001 per share, of Novume (“Novume Common Shares”), for an aggregate issuance of 488,094 (946,875 post Brekford Merger) Novume Common Shares;

●
Each of the Firestorm Principals received warrants to purchase 105,209 Novume Common Shares, exercisable over a period of five years after the Firestorm Closing Date, at an exercise price of $2.58 per share; and

●
Each of the Firestorm Principals received warrants to purchase 105,209 Novume Common Shares, exercisable over a period of five years after the Firestorm Closing Date, at an exercise price of $3.60 per share.

The Company has completed its analysis of the purchase price allocation. The table below shows the final breakdown related to the Firestorm acquisition.

Cash paid	$500,000
Notes payable issued	907,407
Common stock issued	976,286
Warrants issued, at $2.58	125,411
Warrants issued, at $3.61	102,289
Total consideration	2,611,393
Less cash received	(82,296)
Less other assets	(137,457)
Less intangible and intellectual property	(2,497,686)
Plus liabilities assumed	106,046
Net goodwill recorded	$-

The determination of the fair value of the assets acquired and liabilities assumed includes approximately $2.5 million of intangible and intellectual property which will be amortized over the useful life of five years. In connection with the acquistion, Novume has also entered into employment agreements with three of the founders of the Firestorm Entities as set forth below.

Harry W. Rhulen Employment Agreement

The Rhulen Employment Agreement provides that upon the Firestorm Closing Date his employment agreement will become effective for an initial five-year term as President of Novume Solutions, Inc. His base salary will be $275,000 per annum, and he will be eligible for a bonus as determined by Novume’s compensation committee. Mr. Rhulen will also be eligible to receive all such other benefits as are provided by Novume to other management employees that are consistent with Novume’s fringe benefits available to any other officer or executive of Novume. Mr. Rhulen has been granted options to purchase 155,195 Novume Common Shares, which shall begin vesting on the one-year anniversary of the Firestorm Closing Date and continue vesting monthly over the following two years, at an exercise price of $1.55 per share.

Suzanne Loughlin Employment Agreement

The Loughlin Employment Agreement provides that upon the Firestorm Closing Date her employment agreement will become effective for an initial five-year term as General Counsel and Chief Administrative Officer of Novume Solutions, Inc. Her base salary will be $225,000 per annum, and she will be eligible for a bonus as determined by Novume’s compensation committee. Ms. Loughlin will also be eligible to receive all such other benefits as are provided by Novume to other management employees that are consistent with Novume’s fringe benefits available to any other officer or executive of Novume. Ms. Loughlin has been granted options to purchase 155,195 Novume Common Shares, which shall begin vesting on the one-year anniversary of the Firestorm Closing Date and continue vesting monthly over the following two years, at an exercise price of $1.55 per share.

James W. Satterfield Employment Agreement

The Satterfield Employment Agreement provides that upon the Firestorm Closing Date his employment agreement will become effective for an initial five-year term as President and Chief Executive Officer of each of the Firestorm Entities. His base salary will be $225,000 per annum, and he will be eligible for a bonus as determined by Novume’s compensation committee. Mr. Satterfield will also be eligible to receive all such other benefits as are provided by Novume to other management employees that are consistent with Novume’s fringe benefits available to any other officer or executive of Novume or its subsidiaries. Mr. Satterfield has been granted options to purchase 96,997 Novume Common Shares, which shall begin vesting on the one-year anniversary of the Firestorm Closing Date and continue vesting monthly over the following two years, at an exercise price of $1.55 per share, in connection with the Acquisition.

The following unaudited pro-forma combined financial information gives effect to the acquisition of Firestorm and the merger with Brekford as if they were consummated January 1, 2016. This unaudited pro-forma financial information is presented for information purposes only, and is not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2016 (the beginning of the earliest period presented) or to project potential operating results as of any future date or for any future periods.

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Revenues	$4,906,343	$3,345,473	$13,353,752	$12,194,573
Net income (loss)	$(1,065,371)	$(394,760)	$(2,815,977)	$(591,347)
Basic earnings (loss) per share	$(0.09)	$(0.04)	$(0.26)	$(0.08)
Diluted earnings (loss) per share	$(0.09)	$(0.04)	$(0.26)	$(0.08)

Basic Number of Shares	11,756,560	9,713,956	10,920,866	7,016,373
Diluted Number of Shares	11,756,560	9,713,956	10,920,866	7,016,373

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Novume, the parent company, and its wholly-owned subsidiaries AOC Key Solutions, Inc., Brekford Traffic Safety Inc., Novume Media, Inc., Chantilly Petroleum, LLC, Firestorm Solutions, LLC and Firestorm Franchising, LLC.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the accounting rules under Regulation S-X, as promulgated by the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

Novume considers all highly liquid debt instruments purchased with the maturity of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its clients’ financial condition, and the Company generally does not require collateral.

Management reviews accounts receivable to determine if any receivables will potentially be uncollectible. Factors considered in the determination include, among other factors, number of days an invoice is past due, client historical trends, available credit ratings information, other financial data and the overall economic environment. Collection agencies may also be utilized if management so determines.

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also considers recording as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, the Company had an allowance for doubtful accounts of $24,000 at September 30, 2017 and determined that an allowance was not required at December 31, 2016.

Inventory

Inventory principally consists of hardware and third-party packaged software that is modified to conform to customer specifications and held temporarily until the completion of a contract. Inventory is valued at the lower of cost or market value. The cost is determined by the lower of first-in, first-out (“FIFO”) method, while market value is determined by replacement cost for raw materials and parts and net realizable value for work-in-process.

Property and Equipment

The cost of furniture and fixtures, and office equipment is depreciated over the useful lives of the related assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the lease. Depreciation and amortization is recorded on the straight-line basis.

The range of estimated useful lives used for computing depreciation are as follows:

Furniture and fixtures	2 - 10 years
Office equipment	2 - 5 years
Leasehold improvements	3 - 10 years
Automobiles	3 - 5 years
Camera systems	3 years

Depreciation and amortization expense for the three months ended September 30, 2017 and 2016 was $353,982 and 9,833, respectively, and for the nine months ended September 30, 2017 and 2016 was $404,143 and $39,498, respectively.

Revenue Recognition

The Company recognizes revenues for the provision of services when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the fee is fixed or determinable and the collectability of the related revenue is reasonably assured. The Company principally derives revenues from fees for services generated on a project-by-project basis. Revenues for time-and-materials contracts are recognized based on the number of hours worked by the employees or consultants at an agreed-upon rate per hour set forth in the Company’s standard rate sheet or as written from time to time in the Company’s contracts or purchase orders. Revenues related to firm-fixed-price contracts are primarily recognized upon completion of the project as these projects are typically short-term in nature. Revenue from the sale of individual franchises is recognized when the contract is signed and collectability is assured, unless the franchisee is required to perform certain training before operations commence. The franchisor has no obligation to the franchisee relating to facilitiess development and the franchisee is considered operational at the time the franchise agreement is signed or when required training is completed, if applicable. Royalties from individual franchises are earned based upon the terms in the franchising agreement which are generally the greater of $1,000 or 8% of the franchisee’s monthly gross sales.

For automated traffic safety enforcement revenue, the Company recognizes the revenue when the required efforts to collect from citizens are completed and posted to the municipality’s account. The respective municipality is then billed depending on the terms of the respective contract, typically 15 days after the preceding month while collections are reconciled. For contracts where the Company receives a percentage of collected fines, revenue is calculated based upon the posted payments from citizens multiplied by the Company’s contractual percentage. For contracts where the Company receives a specific fixed monthly fee regardless of citations issued or collected, revenue is recorded once the amount collected from citizens exceeds the monthly fee per camera. Brekford’s fixed-fee contracts typically have a revenue neutral provision whereby the municipality’s payment to Brekford cannot exceed amounts collected from citizens within a given month.

Advertising

The Company expenses all non-direct-response advertising costs as incurred. Such costs were not material for the three or nine months ended September 30, 2017 and 2016.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual amounts may differ from these estimates. On an on-going basis, the Company evaluates its estimates, including those related to collectability of accounts receivable, fair value of debt and equity instruments, goodwill, intangible assets and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Income Taxes

Through March 15, 2016, KSI elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, KSI did not pay U.S. Federal corporate income taxes, and in most instances state income tax, on its taxable income. Instead, the KSI stockholders were liable for individual income taxes on their respective shares of KSI’s net income. KSI effectively revoked its S Corporation election upon the March 15, 2016 merger with the KeyStone. Novume is currently subject to corporate income taxes.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company’s evaluation as of September 30, 2017 revealed no uncertain tax positions that would have a material impact on the consolidated financial statements. The 2013 through 2015 tax years remain subject to examination by the IRS and various states. Management does not believe that any reasonably possible changes will occur within the next twelve months that will have a material impact on the consolidated financial statements.

Equity-Based Compensation

The Company recognizes equity-based compensation based on the grant-date fair value of the award on a straight-line basis over the requisite service period, net of estimated forfeitures. Total equity-based compensation expense included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three months ended September 30, 2017 and 2016 was $107,321 and $0, respectively, and for the nine months ended September 30, 2017 and 2016 was $227,470 and $51,380, respectively.

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires the use of subjective assumptions, including the fair value and projected volatility of the underlying common stock and the expected term of the award.

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions during the nine months ended September 30, 2017:

Nine months ended September 30, 2017
Risk-free interest rate	1.00% - 1.99%
Expected term	..3 – 6 years
Volatility	70%
Dividend yield	0%
Estimated annual forfeiture rate at time of grant	0% - 30%

Risk-Free Interest Rate – The yield on actively traded non-inflation indexed U.S. Treasury notes with the same maturity as the expected term of the underlying grants was used as the average risk-free interest rate.

Expected Term – The expected term of options granted was determined based on management’s expectations of the options granted which are expected to remain outstanding.

Expected Volatility – Because the Company’s common stock has only been publicly traded since late August 2017, there has not been a substantive share price history to calculate volatility and, as such, the Company has elected to use the calculated value method.

Dividend Yield – The Black-Scholes option pricing model includes an expected dividend yield (which may be 0.00%) as an input. The Company has not issued common stock dividends in the past nor does the Company expect to issue common stock dividends in the future.

Forfeiture Rate – This is the estimated percentage of equity grants that are expected to be forfeited or cancelled on an annual basis before becoming fully vested. The Company estimates the forfeiture rate based on past turnover data, level of employee receiving the equity grant, and vesting terms, and revises the rate if subsequent information indicates that the actual number of instruments that will vest is likely to differ from the estimate. The cumulative effect on current and prior periods of a change in the estimated number of awards likely to vest is recognized in compensation cost in the period of the change.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value as of September 30, 2017 and December 31, 2016, because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value as of September 30, 2017, given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

The determination of fair value is based upon the fair value framework established by Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. ASC 820 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1—Observable inputs that reflect quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable or can be derived from observable market data, such as quoted prices for similar assets or liabilities in markets that are active or not active; or model-based valuation techniques for which all significant input are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company has concluded that its Series A Preferred Stock is a Level 3 financial instrument and that the fair value approximates the carrying value due to the proximity of the date of the sale of the Series A Preferred Stock to independent third-parties as compared to September 30, 2017. There were no changes in levels during the three or nine months ended September 30, 2017 and the Company did not have any financial instruments prior to 2016.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. Concentrations of credit risk with respect to accounts receivable are minimal due to the collection history and due to the nature of the Company’s client base. The Company limits its credit risk with respect to cash by maintaining cash balances with high-quality financial institutions. At times, the Company’s cash may exceed U.S. Federally insured limits, and as of September 30, 2017 and December 31, 2016, the Company had $3,762,265 and $2,788,587, respectively, of cash and cash equivalents on deposit that exceeded the federally insured limit.

Earnings per Share

Basic earnings per share, or EPS, is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and potentially dilutive securities outstanding during the period, except for periods of net loss for which no potentially dilutive securities are included because their effect would be anti-dilutive. Potentially dilutive securities consist of common stock issuable upon exercise of stock options or warrants using the treasury stock method. Potentially dilutive securities issuable upon conversion of the Series A Preferred Stock are calculated using the if-converted method.

The Company calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed. Participating securities consist of Series A Preferred Stock and warrants that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common stockholders.

Foreign Currency Transactions

Brekford has certain revenue and expense transactions with a functional currency in Mexican pesos and the Company's reporting currency is the U.S. dollar. Assets and liabilities are translated from the functional currency to the reporting currency at the exchange rate in effect at the balance sheet date and equity at the historical exchange rates. Revenue and expenses are translated at rates in effect at the time of the transactions. Any resulting translation gains and losses are accumulated in a separate component of stockholders' equity - other comprehensive income (loss). Realized foreign currency transaction gains and losses are credited or charged directly to operations.

Segment Reporting

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, requires that an enterprise report selected information about operating segments in its financial reports issued to its stockholders. Based on its analysis of current operations, management has determined that the Company has only one operating segment, which is Novume. Management will continue to reevaluate its segment reporting as the Company grows and matures. However, the chief operating decision-makers currently use combined results to make operating and strategic decisions, and, therefore, the Company believes its entire operation is currently covered under a single segment.

Going Concern Assessment

Beginning with the year ended December 31, 2016 and all annual and interim periods thereafter, management will assess going concern uncertainty in the Company’s consolidated financial statements to determine there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period. Management’s assessment determined the Company is a going concern.

New Accounting Pronouncements

Recently Issued Accounting Pronouncements

Not Yet Adopted

In August 2017, the FASB issued new guidance related to accounting for hedging activities. This guidance expands strategies that qualify for hedge accounting, changes how many hedging relationships are presented in the financial statements, and simplifies the application of hedge accounting in certain situations. The standard will be effective for us beginning July 1, 2019, with early adoption permitted for any interim or annual period before the effective date. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

In May 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. The update is effective for fiscal year 2019. The update is to be adopted prospectively to an award modified on or after the adoption date. Early adoption is permitted. The Company is currently evaluating the effect of this update but does not believe it will have a material impact on its financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the update requires only a single-step quantitative test to identify and measure impairment based on the excess of a reporting unit's carrying amount over its fair value. A qualitative assessment may still be completed first for an entity to determine if a quantitative impairment test is necessary. The update is effective for fiscal year 2021 and is to be adopted on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, as part of its simplification initiatives. The update requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than deferring the recognition until the asset has been sold to an outside party as is required under current GAAP. The update is effective for fiscal year 2019. The new standard will require adoption on a modified retrospective basis through a cumulative-effect adjustment to retained earnings, and early adoption is permitted. The Company is currently evaluating the effect that this update will have on its financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

In January 2016, the FASB, issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance in U.S. generally accepted accounting principles on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and are to be adopted by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this standard.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC Topic 606, which supersedes existing accounting standards for revenue recognition and creates a single framework. Additional updates to Topic 606 issued by the FASB in 2015 and 2016 include the following:

●
ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of the new guidance such that the new provisions will now be required for fiscal years, and interim periods within those years, beginning after December 15, 2017.

●
ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations (reporting revenue gross versus net).

●
ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations and classifying licensing arrangements.

●
ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies the implementation guidance in a number of other areas.

The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard permits the use of either a retrospective or modified retrospective application. The Company is currently in the process of completing its assessment of any significant contract and assessing the impact the adoption of the new revenue standard will have on its consolidated financial statements and related disclosures. The standard update, as amended, will be effective for annual periods beginning after December 15, 2017. The Company performed an initial assessment of the impact of the ASU and is developing a transition plan, including necessary changes to policies, processes, and internal controls as well as system enhancements to generate the information necessary for the new disclosures. The project is on schedule for adoption on January 1, 2018 and the Company will apply the modified retrospective method. The Company expects revenue recognition across its portfolio of services to remain largely unchanged. However, the Company expects to recognize revenue earlier than it does under current guidance in a few areas, including accounting for variable fees and for certain consulting services, which will be recognized over time rather than at a point in time. While the Company has not finalized its assessment of the impact of the ASU, based on the analysis completed to date, the Company does not currently anticipate that the ASU will have a material impact on its Consolidated Financial Statements.

There are currently no other accounting standards that have been issued, but not yet adopted, that will have a significant impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Recently Adopted

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business. We adopted ASU 2017-01 as of January 1, 2017.

In March 2016, FASB issued ASU ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard reduces complexity in several aspects of the accounting for employee share-based compensation, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard and the impact of the adoption was not material to the consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 is aimed at reducing complexity in accounting standards. Currently, GAAP requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction; companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The new guidance is effective in fiscal years beginning after December 15, 2016, including interim periods within those years, with early adoption permitted. The Company early adopted and applied the new standard retrospectively to the prior period presented in the consolidated balance sheets and it did not have a material impact.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The update requires that deferred debt issuance costs be reported as a reduction to long-term debt (previously reported in other noncurrent assets). The Company adopted ASU 2015-03 in 2016 and for all retrospective periods, as required, and the impact of the adoption was not material to the consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. This accounting standard update applies to all entities and was effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. The Company adopted this standard during fiscal year 2016.

The Company does not believe that any recently issued accounting standards, in addition to those referenced above, would have a material effect on its consolidated financial statements.

NOTE 4 – INVESTMENT AT COST AND NOTES RECEIVABLE

On February 6, 2017, prior to the Brekford Merger, the Company entered into a Contribution and Unit Purchase Agreement (the “CUP Agreement”) with LB&B Associates Inc. (“LB&B”) and Global Public Safety, LLC (“GPS”), a 100%-owned subsidiary of Brekford.

The closing for the transaction set forth in the CUP Agreement occurred on February 28, 2017 (the “GPS Closing”) and on such date the Company contributed substantially all of the assets and certain liabilities related to its vehicle services business to GPS. On the GPS Closing, the Company sold units representing 80.1% of the units of GPS to the LB&B for $6,048,394, after certain purchase price adjustments of prepaid expenses and unbilled customer deposits. $4,048,394 was paid in cash, including a $250,000 deposit that was paid on February 6, 2017, and $2,000,000 was paid by LB&B issuing the Company a promissory note receivable (the “GPS Promissory Note”). After the GPS Closing, the Company continues to own 19.9% of the units of GPS after the transaction. The Company is accounting for this as an investment at cost.

The GPS Promissory Note is subordinated to the LB&B’s senior lender and accrues interest at a rate of 3% per annum. The maturity date of the GPS Promissory Note is March 31, 2022. The GPS Promissory Note is to be repaid as follows: (a) $75,000 plus all accrued interest on each of September 30, 2017; December 31, 2017; March 31, 2018, June 30, 2018 and September 30, 2018 (or, in the event any such date is not a business day, the first business day after such date), (b) $100,000 plus all accrued interest on each of December 31, 2018; March 31, 2019; June 30, 2019 and September 30, 2019 (or, in the event any such date is not a business day, the first business day after such date) (c) $125,000 plus all accrued interest on each of December 31, 2019; March 31, 2020; June 30, 2020; September 30, 2020, December 31, 2020; March 31, 2021, June 31, 2021; September 30, 2021; and December 31, 2021 (or, in the event any such date is not a business day, the first business day after such date), and (d) $100,000 on March 31, 2022. The GPS Promissory Note is secured pursuant to the terms of a Pledge Agreement (the “LB&B Pledge Agreement”) between the Company and LB&B. Pursuant to the LB&B Pledge Agreement LB&B, granted the Company a continuing second priority lien and security interest in the LB&B’s units of GPS subject to liens of the LB&B’s senior lender. The current portion of notes receivable was $300,000 and zero as of September 30, 2017 and December 31, 2016, respectively. The long-term portion of the notes receivable was $1,649,000 and zero as of September 30, 2017 and December 31, 2016, respectively.

NOTE 5 — SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended September 30, 2017 and 2016 was as follows:

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
Cash paid for interest	$33,429	$29,083
Cash paid for taxes	$-	$-

Warrants issued in connection with note payable	$-	$58,520
Warrants issued in connection with issuance of Series A Preferred Stock	$67,491	$-

Business Combinations:
Current Assets	$1,044,893	$-
Property and equipment, net	$268,398	$-
Intangible assets	$2,498,737	$-
Goodwill	$1,960,328	$-
Other non-current assets	$1,962,140	$-
Assumed liabilities	$(1,258,905)	$-
Deferred revenue	$(22,493)	$-
Other non-current liabilities	$(16,584)	$-
Issuance of common stock	$(7,055,179)	$-
Notes payable	$(907,407)	$-

Dividends on the Series A Preferred Stock totaling $5,286 were approved and declared in 2016. On April 7, 2017, the Company paid cash dividends of $75,694 to shareholders of record as of March 30, 2017. On July 8, 2017, the Company paid cash dividends of $87,907 to shareholders of record as of June 30, 2017. On September 30, 2017, the Company declared and accrued dividends of $87,907 payable to shareholders of record as of September 30, 2017.

NOTE 6 — DEBT

Line of Credit

KSI was a party to a business loan agreement (the “2015 Loan Agreement”) with Sandy Spring Bank (“SSB”) dated as of September 25, 2015. The primary credit facility was an asset-based revolving line of credit up to $1,000,000 which was due to mature on September 30, 2016. To secure its obligations under the 2015 Loan Agreement, KSI had granted to SSB a security interest in its accounts receivable. SSB was required to advance funds to KSI up to the lesser of (1) $1,000,000 or (2) eighty percent (80%) of the aggregate amount of all of its accounts receivable aged 90-days or less which contained selling terms and conditions acceptable to the SSB. KSI’s obligations under the 2015 Loan Agreement were guaranteed by James McCarthy, Chairman of the Board of KSI, and his wife. KSI did not draw any funds from this credit facility in 2015. Pursuant to First Amendment to Business Loan Agreement (Asset Based), dated May 9, 2016, SSB had waived the restrictions in the 2015 Loan Agreement on KSI’s ability to make dividends to the Company. There was no outstanding balance on the 2015 Loan Agreement at December 31, 2016.

On August 11, 2016, Novume entered into Loan and Security Agreement (the “2016 Line of Credit”) with SSB that replaced the 2015 Loan Agreement. The 2016 Line of Credit is comprised of: 1) an asset-based revolving line of credit up to $1,000,000 for short-term working capital needs and general corporate purposes which was due to mature on July 31, 2017, bears interest at the Wall Street Journal Prime Rate, floating, plus 0.50% and is secured by a first lien on all of Novume’s business assets; and 2) an optional term loan of $100,000 which must be drawn by July 31, 2017, which is for permanent working capital, bears interest at the Wall Street Journal Prime Rate, floating, plus 0.75%, requires monthly payments of principal plus interest to fully amortize the loan over four (4) years, is secured by a first lien on all of Novume’s business assets, cross-collateralized and cross-defaulted with the revolving line of credit, and matures on February 15, 2019. The 2016 Line of Credit did not require any personal guarantees.

The borrowing base for the 2016 Line of Credit was up to the lesser of (1) $1,000,000 or (2) eighty percent (80%) of the aggregate amount of all of Novume’s eligible accounts receivable as defined by SSB. The borrowing base for the $100,000 term loan was fully reserved under the borrowing base for the revolving line of credit. The 2016 Line of Credit had periodic reporting requirements, balance sheet and profitability covenants, as well as affirmative and negative operational and ownership covenants. Novume was in compliance with all 2016 Line of Credit covenents at December 31, 2016. In August 2017, the Company terminated the 2016 Line of Credit with SSB. As such, there was no outstanding balance on the 2016 Line of Credit at September 30, 2017.

As of September 30, 2017 and December 31, 2016, Novume had no balances due, respectively, for the 2016 Line of Credit and the 2015 Loan Agreement and there are no amounts outstanding as of the date of this Form 10-Q. When Novume replaced the 2015 Loan Agreement with the 2016 Line of Credit on August 11, 2016, neither line of credit had a balance due. The Company terminated its line of credit in August 2017.

Long-Term Debt

On March 16, 2016, Novume entered into a Subordinated Note and Warrant Purchase Agreement (the “Avon Road Note Purchase Agreement”) pursuant to which Novume agreed to issue up to $1,000,000 in subordinated debt and warrants to purchase up to 242,493 shares of Novume’s common stock (“Avon Road Subordinated Note Warrants”). The exercise price for the Avon Road Subordinated Note Warrants is equal to $1.03 per share of common stock. Subordinated notes with a face amount of $500,000 and Avon Road Subordinated Note Warrants to purchase 121,247 shares of Novume’s common stock have been issued pursuant to the Avon Road Note Purchase Agreement to Avon Road Partners, L.P. (“Avon Road”), an affiliate of Robert Berman, Novume’s CEO and a member of Novume’s Board of Directors. The Avon Road Subordinated Note Warrants have an expiration date of March 16, 2019 and qualified for equity accounting as the warrant did not fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity. The fair value was determined to be $58,520 and is recorded as a debt discount and additional paid-in capital in the accompanying consolidated balance sheet as of December 31, 2016. The debt discount is being amortized as interest expense on a straight-line basis, which approximates the effective interest method, through the maturity date of the note payable.

The note is subordinated to the 2016 Line of Credit with SSB and any successor financing facility. Simple interest accrues on the unpaid principal of the note at a rate equal to the lower of (a) 9% per annum, or (b) the highest rate permitted by applicable law. Interest is payable monthly, and the note matures on March 16, 2019. The Company terminated the 2016 Loan Agreement in August 2017.

Pursuant to the terms of the acquisition of the membership interests in the Firestorm Entities, the Company issued $1,000,000 in the aggregate in the form of four unsecured, subordinated promissory notes, issued by Novume and payable over five years after the Firestorm Closing Date, to all the Members of the Firestorm Entities. The principal amount of the note payable to Lancer is $500,000. The principal amount of the note payable to Mr. Rhulen is $166,666.66. The principal amount of the notes payable to each of Mr. Satterfield and Ms. Loughlin is $166,666.67. The Firestorm Principal Notes are payable at an interest rate of 2% and the Lancer Note is payable at an interest rate of 7%. The balance of these notes payable as of September 30, 2017 was $919,753 to reflect the amortized fair value of the notes issued due to the difference in interest rates.

NOTE 7 — INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic 740. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, management reviews both positive and negative evidence pursuant to the requirements of ASC Topic 740, including current and historical results of operations, future income projections and the overall prospects of the Company’s business.

The benefit from income taxes for the three and nine months ended September 30, 2017 consists of the following:

	Three Months ended September 30, 2017	Nine Months ended September 30, 2017
Deferred:
Federal	$(168,767)	$(812,223)
State	(56,375)	(152,154)
Benefit from income taxes	$(225,142)	$(964,377)

The components of deferred income tax assets and liabilities are as follows at September 30, 2017:

Deferred tax assets:
Amortizable start-up costs	$110,729
Amortizable intangibles	81,034
Accrued bonuses	53,998
Net operating loss carryforward	1,166,042
1,411,803
Deferred tax liabilities:
Permanent differences	(137,205)
Fixed assets	(90,239)
Total deferred tax assets, net	$1,184,359

The difference between the income tax provision computed at the U.S. Federal statutory rate and the actual tax benefit is accounted for as follows for the three and nine months ended September 30, 2017:

	Three Months ended September 30, 2017	Nine Months ended September 30, 2017
U.S. statutory federal rate	34.00%	34.00%
(Decrease) increase in taxes resulting from:
State income tax rate, net of U.S. Federal benefit	3.97%	3.96%
Net effect of permanent and temporary reconciling items	-4.44%	-4.44%
Effective tax rate	33.52%	33.52%

The Company files income tax returns in the United States and in various state and foreign jurisdictions. No U.S. Federal, state or foreign income tax audits were in process as of September 30, 2017.

As more fully disclosed in Note 2, through March 15, 2016, KSI elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, KSI did not pay federal corporate income taxes, and in most instances state income tax, on its taxable income. Thus, for the year ended December 31, 2016, KSI did not have any provision for income taxes.

There was no valuation allowance for deferred tax assets at September 30, 2017, as management believes that the deferred tax assets will be realized through future operations. At September 30, 2017, Novume had net operating loss carryforwards of approximately $2,658,947.

For the three and nine months ended September 30, 2017 and 2016, Novume did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense.

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2017 and December 31, 2016, the issued and outstanding common shares of Novume were 13,933,784 and 5,000,000 (9.699,722 shares post Brekford Merger), respectively.

As described in more detail in Note 1, on March 15, 2016, the stockholders of KSI formed KeyStone as a holding company with the same proportionate ownership percentage as KSI. Pursuant to the Keystone Merger Agreement, the stockholders exchanged 100% of the outstanding common stock of KSI for 5,000,000 (9.699,720 post merger split) shares newly issued KeyStone common stock, representing 100% of the outstanding common stock. The formation of KeyStone provided for 25,000,000 authorized shares of KeyStone $.0001 par value common stock. As of December 31, 2016, 5,000,000 (9.699,720 post merger split) shares of KeyStone common stock were issued and outstanding.

In January 2017, the Company issued 488,094 (946,875 post Brekford Merger) shares of Novume common stock as consideration as part of its acquisition of Firestorm.

Upon completion of the KeyStone and Brekford merger on August 28, 2017, consideration was issued in accordance with the terms of the Brekford Merger Agreement. Immediately upon completion of the Brekford Merger, the pre-merger stockholders of KSI owned approximately 80% of the issued and outstanding capital stock of the Company on a fully-diluted basis, and the pre-merger stockholders of Brekford owned approximately 20% of the issued and outstanding capital stock of Novume on a fully-diluted basis.

Series A Cumulative Convertible Redeemable Preferred Stock

The Company is authorized to issue 7,500,000 shares of Preferred Stock, of which 500,000 shares were initially designated as $.0001 par value KeyStone Series A Cumulative Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”). The number of designated shares of the Series A Preferred Stock was increased to 505,000 shares on March 20, 2017.

In November 2016, Novume commenced its Reg 1A Offering (the “Reg 1A Offering”) of up to 3,000,000 Units. Each Unit, after the Brekford Merger, consisted of one share of Series A Preferred Stock which is convertible to 1.94 shares of Novume Common Stock and one Unit Warrant to purchase 0.48 shares of the Novume Common Stock at an exercise price of $1.03 per share. The Series A Preferred Stock holders are entitled to quarterly dividends of 7.0% per annum per share.

The Series A Preferred Stock holder has a put right to convert each share into common stock at an initial conversion price and a specified price which increases annually based on the passage of time beginning in November 2019. The Series A Preferred Stock holder also has put right after 60 months from the issuance date to redeem any or all of the Series A Preferred Stock at a redemption price of $7.73 per share plus any accrued but unpaid dividends. Novume has a call right after 36 months from the issuance date to redeem all of the Series A Preferred Stock at a redemption price which increases annually based on the passage of time beginning in November 2019. The Series A Preferred Stock contains an automatic conversion feature based on a qualified initial public offering in excess of $30,000,000 or a written agreement by at least two-thirds of the Series A Preferred Stock holders at an initial conversion price and a specified price which increases annually based on the passage of time beginning in November 2016. Based on the terms of the Series A Preferred Stock, the Company concluded that the Series A Preferred Stock should be classified as temporary equity in the accompanying consolidated balance sheet as of September 30, 2017.

The Reg 1A Offering Units were sold at $10 per Unit in minimum investment amounts of $5,000. There were three closings related to the sales of the Units. The gross proceeds, which the Company deemed to be fair value, from the first closing on December 23, 2016 totaled $3,015,700 with the issuance of 301,570 shares of Series A Preferred Stock and 301,570 Unit Warrants. On January 23, 2017, the Company completed its second closing of the Reg 1A Offering for the issuance of 119,757 shares of Series A Preferred Stock and 119,757 Unit Warrants with the Company receiving aggregate gross proceeds of $1,197,570.

On March 21, 2017, the Company completed its third and final closing of the Reg 1A Offering with the issuance of 81,000 shares of Series A Preferred Stock and 81,000 Unit Warrants with the Company receiving aggregate gross proceeds of $810,000.

The aggregate total sold in the Reg 1A Offering through and including the third and final closing was 502,327 Units, or 502,327 shares of Series A Preferred Stock and 502,327 Unit Warrants, for total gross proceeds to the Company of $5,023,270. The Reg 1A Offering is now closed.

Novume will adjust the value of the Series A Preferred Stock to fair (redemption) value at December 31, 2017. The adjustment to the redemption value will be recorded through equity.

As of September 30, 2017, 502,327 shares of Series A Preferred Stock were issued and outstanding.

The Novume Series A Preferred Stock is entitled to quarterly cash dividends of $0.175 (7% per annum) per share. On April 7, 2017, the Company paid cash dividends of $75,694 to shareholders of record as of March 30, 2017. On July 8, 2017, the Company paid cash dividends of $87,907 to shareholders of record as of June 30, 2017. On September 30, 2017, the Company declared and accrued dividends of $87,907 payable to shareholders of record as of September 30, 2017.

The expiration date of the Unit Warrants is seven years from the date of issuance. The Unit Warrants are required to be measured at fair value at the time of issuance and classified as equity. The Company determined that under the Black-Scholes option pricing model, the fair value at the date of issuance was $169,125. As of September 30, 2017, 502,327 Unit Warrants are outstanding.

NOTE 9 – WARRANT DERIVATIVE LIABILITY

On March 17, 2015, Brekford issued a Warrant (“Brekford Warrant”), which permits the holder to purchase 56,000 shares of Common Stock with an exercise price of $7.50 per share and a life of five years.

The Brekford Warrant exercise price is subject to anti-dilution adjustments that allow for its reduction in the event the Company subsequently issues equity securities, including shares of Common Stock or any security convertible or exchangeable for shares of Common Stock, for no consideration or for consideration less than $7.50 a share. The Company accounted for the conversion option of the Brekford Warrant in accordance with ASC Topic 815. Accordingly, the conversion option is not considered to be solely indexed to the Company’s own stock and, as such, is recorded as a liability. The derivative liability associated with the Brekford Warrant has been measured at fair value at September 30, 2017 and December 31, 2016 using the Black Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: (i) dividend yield of 0%; (ii) expected volatility of 80.5-105.1%; (iii) weighted average risk-free interest rate of 1.14-1.93%; (iv) expected life of five years; and (v) estimated fair value of the Common Stock of $0.10-$0.26 per share.

At September 30, 2017 and December 31, 2016, the outstanding fair value of the derivative liability was $18,228 and $24,360, respectively.

NOTE 10 – COMMON STOCK OPTION AGREEMENT

On March 16, 2016, two stockholders of the Company entered into an option agreement with Avon Road (collectively, the “Avon Road Parties”). Under the terms of this agreement Avon Road paid the stockholders $10,000 each (a total of $20,000) for the right to purchase, on a simultaneous and pro-rata basis, up to 4,318,856 shares of Novume’s common stock owned by those two shareholders at $0.52 per share, which was determined to be the fair value. The option agreement had a two-year term which expires on March 16, 2018. On September 7, 2017, the Avon Road Parties entered into an amended and restated option agreement which extended the right to exercise the option up to and including March 21, 2019.

NOTE 11 – COMMITMENTS

Operating Leases

KSI leases office space in Chantilly, Virginia under the terms of a ten-year lease expiring October 31, 2019. The lease contains one five-year renewal option. The lease terms include an annual increase in base rent and expenses of 2.75%. KSI also leases office space in New Orleans, Louisiana under the terms of a three-year lease expiring May 31, 2018.

Firestorm leases office space in Roswell, Georgia under the terms of a lease expiring on October 31, 2017.

Brekford leases office space from Global Public Safety on a month-to-month basis. Brekford also leases space under an operating lease expiring on December 31, 2017.

Rent expense for the three months ended September 30, 2017 and 2016 was $193,985 and $178,946 , respectively, and for the nine months ended September 30, 2017 and 2016 was $575,181 and $533,168 , respectively and is included in selling, general and administrative expenses.

As of September 30, 2017, the future obligations over the primary terms of Novume’s long-term leases expiring through 2020 are as follows:

2017	$188,854
2018	697,153
2019	624,024
2020	64,475
Total	$1,574,506

The Company is the lessor in an agreement to sublease office space in Chantilly, Virginia with an initial term of two years with eight one-year options to renew the sublease through October 31, 2019. The lease provides for an annual increase in base rent and expenses of 2.90%. The initial term ended October 31, 2011 and the subtenant exercised the renewal options through 2015. On April 7, 2015, the lease was amended to sublease more space to the subtenant and change the rental calculation.

Rent income for the three months ended September 30, 2017 and 2016 was $46,957 and $45,634, respectively, and for the nine months ended September 30, 2017 and 2016 was $140,871 and $136,901, respectively, and is included in other income in the accompanying consolidated statements of operations.

NOTE 12 – EQUITY INCENTIVE PLAN

In August 2017, the Company approved and adopted the 2017 Equity Award Plan (the “2017 Plan”) which replaced the 2016 Equity Award Plan (the “2016 Plan”). The 2017 Plan permits the granting of stock options, stock appreciation rights, restricted and unrestricted stock awards, phantom stock, performance awards and other stock-based awards for the purpose of attracting and retaining quality employees, directors and consultants. Maximum awards available under the 2017 Plan were initially set at 3,000,000 shares. To date, only stock options have been issued under the 2016 Plan and the 2017 Plan.

Stock Options

Stock options granted under the 2017 Plan may be either incentive stock options (“ISOs”) or non-qualified stock options (“NSOs”). ISOs may be granted to employees and NSOs may be granted to employees, directors, or consultants. Stock options are granted at exercise prices as determined by the Board of Directors. The vesting period is generally three to four years with a contractual term of 10 years.

The 2017 Plan is administered by the Administrator, which is currently the Board of Directors of the Company. The Administrator has the exclusive authority, subject to the terms and conditions set forth in the 2017 Award Plan, to determine all matters relating to awards under the 2017 Plan, including the selection of individuals to be granted an award, the type of award, the number of shares of Novume common stock subject to an award, and all terms, conditions, restrictions and limitations, if any, including, without limitation, vesting, acceleration of vesting, exercisability, termination, substitution, cancellation, forfeiture, or repurchase of an award and the terms of any instrument that evidences the award.

Novume has also designed the 2017 Plan to include a number of provisions that Novume’s management believes promote best practices by reinforcing the alignment of equity compensation arrangements for nonemployee directors, officers, employees, consultants and stockholders’ interests. These provisions include, but are not limited to, the following:

No Discounted Awards. Awards that have an exercise price cannot be granted with an exercise price less than the fair market value on the grant date.

No Repricing Without Stockholder Approval. Novume cannot, without stockholder approval, reduce the exercise price of an award (except for adjustments in connection with a Novume recapitalization), and at any time when the exercise price of an award is above the market value of Novume common stock, Novume cannot, without stockholder approval, cancel and re-grant or exchange such award for cash, other awards or a new award at a lower (or no) exercise price.

No Evergreen Provision. There is no evergreen feature under which the shares of common stock authorized for issuance under the 2017 Plan can be automatically replenished.

No Automatic Grants. The 2017 Plan does not provide for “reload” or other automatic grants to recipients.

No Transferability. Awards generally may not be transferred, except by will or the laws of descent and distribution or pursuant to a qualified domestic relations order, unless approved by the Administrator.

No Tax Gross-Ups. The 2017 Plan does not provide for any tax gross-ups.

No Liberal Change-in-Control Definition. The change-in-control definition contained in the 2017 Plan is not a “liberal” definition that would be activated on mere stockholder approval of a transaction.

“Double-trigger” Change in Control Vesting. If awards granted under the 2017 Plan are assumed by a successor in connection with a change in control of Novume, such awards will not automatically vest and pay out solely as a result of the change in control, unless otherwise expressly set forth in an award agreement.

No Dividends on Unearned Performance Awards. The 2017 Plan prohibits the current payment of dividends or dividend equivalent rights on unearned performance-based awards.

Limitation on Amendments. No amendments to the 2017 Plan may be made without stockholder approval if any such amendment would materially increase the number of shares reserved or the per-participant award limitations under the 2017 Plan, diminish the prohibitions on repricing stock options or stock appreciation rights, or otherwise constitute a material change requiring stockholder approval under applicable laws, policies or regulations or the applicable listing or other requirements of the principal exchange on which Novume’s shares are traded.

Clawbacks. Awards based on the satisfaction of financial metrics that are subsequently reversed, due to a financial statement restatement or reclassification, are subject to forfeiture.

When making an award under the 2017 Plan, the Administrator may designate the award as “qualified performance-based compensation,” which means that performance criteria must be satisfied in order for an employee to be paid the award. Qualified performance-based compensation may be made in the form of restricted common stock, restricted stock units, common stock options, performance shares, performance units or other stock equivalents. The 2017 Plan includes the performance criteria the Administrator has adopted, subject to stockholder approval, for a “qualified performance-based compensation” award.

A summary of stock option activity under the Company’s 2016 Plan and 2017 Plan for the nine months ended September 30, 2017 is as follows:

			Weighted
	Number	Weighted	Average
	of Share	Average	Remaining	Aggregate
	Subject to	Exercise	Contractual	Intrinsic
	Option	Price	Term	Value
Balance at December 31, 2016	58,499	$1.68	9.29
Granted	1,161,313	1.56	9.30
Exercised	-	-	-
Canceled	-	-	-
Balance at September 30, 2017	1,219,812	$1.56	9.26	$430,190

Exercisable at September 30, 2017	262,645	$1.57	8.72	$102,397

Vested and expected to vest at September 30, 2017	1,131,991	$1.56	9.26	$399,140

Stock compensation expense for the three months ended September 30, 2017 and 2016 was $107,321 and $0, respectively, and for the nine months ended September 30, 2017 and 2016 was $227,470 and zero, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

The intrinsic value of the stock options granted during the nine months ended September 30, 2017 was $400,543. No stock options were granted or outstanding prior to 2016. The total fair value of shares that became vested after grant during the nine months ended September 30, 2017 was $72,750.

As of September 30, 2017, there was $527,347 of unrecognized stock compensation expense related to unvested stock options granted under the 2016 Plan that will be recognized over a weighted average period of 2.58 years.

NOTE 13 – EMPLOYEE BENEFIT PLAN

KSI has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “Code”) (the “401(k) Plan”) which was amended on January 1, 2013, as required by the Code. Pursuant to the amended 401(k) Plan, KSI will make nondiscretionary “safe harbor” matching contributions of 100% of the participant’s salary deferrals up to 3%, and 50% of the next 2%, of a participant’s compensation for all participants. The amount of contributions recorded by Novume during the three months ended September 30, 2017 and 2016 were $25,122 and $31,955, respectively, and during the nine months ended September 30, 2017 and 2016 were $60,875 and $69,387, respectively.

NOTE 14 – INVENTORY

As of September 30, 2017 and December 31, 2016, inventory consisted entirely of raw materials of $169,232 and $0, respectively.

NOTE 15 – EARNINGS (LOSS) PER SHARE

The following table provides information relating to the calculation of earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic and diluted (loss) earnings per share
Net (loss) earnings from continuing operations	$(791,360)	$(55,542)	$(1,913,460)	$420,208
Less: preferred stock dividends	(87,907)	-	(251,508)	-
Net income (loss) attributable to shareholders	(879,267)	(55,542)	(2,164,968)	420,208
Weighted average common shares outstanding - basic	11,756,560	9,713,956	10,920,866	7,016,373
Basic (loss) earnings per share	$(0.07)	$(0.01)	$(0.20)	$0.06

Weighted average common shares outstanding - diluted	11,756,560	9,713,956	10,920,866	7,123,160
Diluted (loss) earnings per share	$(0.07)	$(0.01)	$(0.20)	$0.06

Common stock equivalents excluded due to anti-dilutive effect	2,105,295	121,247	1,960,282	-

For the three months ended September 30, 2017, the following potentially dilutive securities were excluded from diluted loss per share as the Company had a net loss: 1,052,122 common stock equivalents related to the outstanding warrants, 974,487 common stock equivalents related to the Series A Preferred Stock and 78,686 related to outstanding options. In addition, 10,000 options were excluded from the diluted loss per share calculations as the exercise price of these shares exceeded the per share value of the common stock. For the three months ended September 30, 2016, the following potentially dilutive securities were excluded from diluted loss per share as the Company had a net loss: 121,247 common stock equivalents related to the outstanding warrants. A total of 4,167 options were excluded from the diluted loss per share calculations during the three months ended September 30, 2016 as the exercise price of these shares exceeded the per share value of the common stock.

For the nine months ended September 30, 2017, the following potentially dilutive securities were excluded from diluted loss per share as the Company had a net loss: 967,845 common stock equivalents related to the outstanding warrants, 917,931 common stock equivalents related to the Series A Preferred Stock and 74,506 related to outstanding options. In addition, 15,707 options were excluded from the diluted loss per share calculations as the exercise price of these shares exceeded the per share value of the common stock. A total of 11,923 options were excluded from the diluted loss per share calculations during the nine months ended September 30, 2016 as the exercise price of these shares exceeded the per share value of the common stock.

(Loss) Earnings Per Share under Two – Class Method

The Series A Preferred Stock has the non-forfeitable right to participate on an as converted basis at the conversion rate then in effect in any common stock dividends declared and, as such, is considered a participating security. The Series A Preferred Stock is included in the computation of basic and diluted loss per share pursuant to the two-class method. Holders of the Series A Preferred Stock do not participate in undistributed net losses because they are not contractually obligated to do so.

The computation of diluted (loss) earnings per share attributable to common stockholders reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock that are dilutive were exercised or converted into shares of common stock (or resulted in the issuance of shares of common stock) and would then share in our earnings. During the periods in which we record a loss attributable to common stockholders, securities would not be dilutive to net loss per share and conversion into shares of common stock is assumed not to occur.

The following table provides a reconciliation of net (loss) to preferred shareholders and common stockholders for purposes of computing net (loss) per share for the three and nine months ended September 30, 2017. There were no outstanding participating securities during the three and nine months ended September 30, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net (loss) earnings from continuing operations	$(791,360)	$(55,542)	$(1,913,460)	$420,208
Less: preferred stock dividends	(87,907)	-	(251,508)	-
Net income (loss) attributable to shareholders	$(879,267)	$(55,542)	$(2,164,968)	$420,208

Denominator (basic):
Weighted average common shares outstanding	11,756,560	9,713,956	10,920,866	7,016,373
Participating securities - Series A preferred stock	974,487	-	473,174	-
Weighted average shares outstanding	12,731,047	9,713,956	11,838,797	7,016,373

Loss per common share - basic under two-class method	$(0.07)	$(0.01)	$(0.18)	$0.06

Denominator (diluted):
Weighted average common shares outstanding	11,756,560	9,713,956	10,920,866	7,123,160
Participating securities - Series A preferred stock (1)	974,487	-	917,931	-
Weighted average shares outstanding	12,731,047	9,713,956	11,838,797	7,123,160

Loss per common share - basic under two-class method	$(0.07)	$(0.01)	$(0.18)	$0.06

(1)
As these shares are participating securities that participate in earnings, but do not participate in losses based on their contractual rights and obligations, this calculation demonstrates that there is no allocation of the loss to these securities.

NOTE 16 – SUBSEQUENT EVENTS

Acquisition of Global Technical Services, Inc and Global Contract Professionals, Inc.

On October 1, 2017 (the “Global Closing Date”), the Company completed its acquisition of Global Technical Services, Inc. (“GTS”) and Global Contract Professionals, Inc. (“GCP) (collectively, the “Global Entities”) (the “Global Merger”). Consideration (“Global Merger Consideration”) paid as part of the Global Merger included: (a) $750,000 in cash, (b) 375,000 shares of Novume common stock and (c) 240,861 shares of Novume Series B Cumulative Convertible Preferred Stock (the “Novume Series B Preferred Stock”). In addition to the Global Merger Consideration, Novume paid $365,037 to satisfy in full all of the outstanding debt of GTS and GCP at closing, except for certain intercompany debt and ordinary course debt, and amounts due under (a) the Secured Account Purchase Agreement dated August 22, 2012 by and between GTS and Wells Fargo Bank, National Association (the “GTS Wells Fargo Credit Facility”) and (b) the Secured Account Purchase Agreement dated August 22, 2012 by and between GCP and Wells Fargo Bank, National Association (the “GCP Wells Fargo Credit Facility” and together with the GTS Wells Fargo Credit Facility, the “Wells Fargo Credit Facilities”), which will remain in effect following the consummation of the Global Merger. In connection with the Wells Fargo Credit Facilities, Novume has delivered to Wells Fargo Bank, National Association, general continuing guaranties dated September 29, 2017 and effective upon the Global Closing Date of the Global Merger (the “Wells Fargo Guaranty Agreements”), guaranteeing the obligations of GTS and GCP (as defined in the Wells Fargo Guaranty Agreements) under the Wells Fargo Credit Facilities, and paid $175,000 in the aggregate to reduce the current borrowed amounts under the Wells Fargo Credit Facilities as of the Global Closing Date.

Issuance of Series B Cumulative Convertible Preferred Stock

As part of the Global Merger, the Company created 240,861 shares of $.0001 par value Novume Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”). All Series B Preferred Stock was issued at a price of $10 per share as part of the acquisition of the Global Merger. The Series B Preferred Stock is entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. The Series B Preferred Stock has a conversion price of $5 per share. Each Series B Preferred Stock has an automatic conversion feature based on the share price of Novume.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in Management’s Discussion and Analysis or MD&A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in in the S-4 registration statement file with the SEC on August 2, 2017. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to Novume Inc. and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in this report, as well as the consolidated financial statements and MD&A of our Annual Report. The following overview provides a summary of the sections included in our MD&A:

●
  Executive Summary — a general description of our business and key highlights of the nine months ended September 30, 2017.

●
 Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

●
 Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations and quantitative and qualitative disclosures about market risk.

Executive Summary

Our Company

Novume Solutions, Inc. (the “Company” or “Novume”) was formed in February 2017 and began operations upon the merger of KeyStone Solutions, Inc. (“KeyStone”) and Brekford Traffic Safety, Inc. (“Brekford”) in August 2017. For narrative purposes, Company and Novume references include the Brekford, KeyStone and Firestorm entities. KeyStone was formed in March 2016 as a holding company for its wholly-owned subsidiary AOC Key Solutions, Inc. (“KSI”). KSI provides consulting and technical support services to assist clients seeking U.S. Federal government contracts in the technology, telecommunications, defense, and aerospace industries. On January 25, 2017, Novume (KeyStone) acquired Firestorm, a nationally recognized leader in crisis management, crisis communications, emergency response, and business continuity, including workplace violence prevention, cyber-breach response, communicable illness/pandemic planning, predictive intelligence, and other emergency, crisis and disaster preparedness initiatives. Firestorm is headquartered in Roswell, Georgia. Brekford, headquartered in Hanover, Maryland, is a leading public safety technology service provider of fully integrated automated traffic safety enforcement (“ATSE”) solutions, including speed, red light, and distracted driving cameras.

Novume is headquartered in Chantilly, Virginia and as of December 31, 2016 had a satellite office in New Orleans, Louisiana. As of December 31, 2016, Novume had 29 employees and access to approximately 350 consultants. Through the acquisition of Firestorm, the Company added a satellite office in Roswell, Georgia. Through the merger with Brekford, Novume added an office in Hanover, Maryland. As of September 30, 2017, Novume had 77 employees and access to approximately 400 consultants.

As an effort to create specific awareness about Novume in the GovCon industry, Novume through its recently-formed subsididary Novume Media developed a television show called The Bridge -- a weekly 30-minute program featuring panel discussions and interviews with leaders from the government, business, academia and associations. The show premiered on April 2, 2017 in the Washington, DC market.

In selective situations, Novume will also seek to serve as a partner or incubator for emerging businesses, like Brekford’s automated traffic safety enforcement business, where an understanding of government contracting procedures and contacts with other seasoned providers of government services or products can be critical to success.

General

The information provided in this discussion and analysis of Novume’s financial condition and results of operations covers the three and nine months ended September 30, 2017 and 2016. During fiscal year 2017, the Company completed the acquisition of Firestorm (described below) and the Brekford Merger (described below). As of the date of hereof, Novume has not completed the detailed valuation study necessary to arrive at the required final estimates of the fair value of the Brekford assets to be acquired and the liabilities to be assumed and the related allocations of purchase price. It has not identified all adjustments necessary to conform Novume’s and Brekford’s accounting policies to Novume’s accounting policies. As of the date of hereof, Novume has completed the detailed valuation study necessary to arrive at the required final estimates of the fair value of the Firestorm assets acquired and the liabilities assumed and the related allocations of purchase price. Any increases or decreases in the fair value of assets acquired and liabilities assumed upon completion of the final valuations will result in adjustments to the Novume’s consolidated balance sheet and/or statements of operations, which will include operations of Novume, KSI, Firestorm, Brekford and Novume Media.

In connection with the audit of its consolidated financial statements for the years ended December 31, 2016 and 2015, Novume’s management concluded that it had material weaknesses in its internal controls because Novume does not currently have adequately designed internal controls to ensure the timely preparation and review of the accounting for certain complex, non-routine transactions by those with appropriate technical expertise, which was necessary to provide reasonable assurance that the Company’s consolidated financial statements and related disclosures would be prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). In addition, Novume did not have adequately designed and documented financial close and management review controls to properly detect and prevent certain accounting errors and omitted disclosures in the footnotes to the consolidated financial statements. As defined in the Standards of the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Novume’s management is developing a plan to remediate the material weaknesses although there can be no assurance that such plans, when enacted, will be successful.

While Novume has no direct current business operations, its significant assets as of September 30, 2017 are its cash and equity interest in its principal operating subsidiaries, KSI, Brekford and Firestorm. Thus, the financial information in this section for periods prior to March 15, 2016 is for KSI prior to the recapitalization into KeyStone. The financial information in this section for all periods subsequent to March 15, 2016 and prior to the January 25, 2017 acquisition of Firestorm is prepared on a consolidated basis for KeyStone and KSI. The financial information for periods subsequent to January 25, 2017 is prepared on a consolidated basis for KeyStone, KSI and Firestorm. For periods subsequent to the Brekford Merger on August 28, 2017, the financial information is prepared on a consolidated basis for Novume, KSI, Brekford and Firestorm.

Historically, the primary focus of our businesses has been on the federal government contracting and aerospace industries. We provide consulting, technical support, staffing and systems that help our clients exploit opportunities and meet challenges more efficiently and effectively than they can by relying on in-house resources alone. Our clients are typically well-established, financially-stable businesses. According to USASpending.gov, between fiscal years 2013 and 2017, the federal government in the United States spent an average of over $450 billion annually for goods and services, creating one of the largest and most stable markets in the world, and there are thousands of government contractors providing these goods and services. These contractors range from small privately-owned lifestyle companies to the Fortune 100. Through the years, Novume’s subsidiaries have served thousands of these entities, including 87 of the Top 100 federal contractors.

A unique characteristic of the industry is that many of these companies are concentrated in a geographic territory that stretches from Southern Maryland to Northern Virginia, wrapping the nation’s Capital in what is known as the Beltway. Because of the geographic concentration of these clients, there is also a large, but fragmented, concentration of service providers for these companies. Although the businesses that provide resources to the government contracting sector are diverse and highly fragmented, their clients have many common needs resulting from the basic qualifications and standard requirements inherent in the government procurement process. Novume believes that there is a unique opportunity for consolidation in this sector. While our immediate goal is to improve our ability to serve this sector by pooling our existing subsidiaries’ resources and client contacts, our ultimate objective is to expand our ability to meet its unique needs by assembling, through organic growth and strategic acquisitions, a complimentary suite of service and systems providers with demonstrated ability to satisfy the needs of this sector for high value talent and support services. In addition to the benefits of shared costs and pooled resources, we expect to benefit from the increased client involvement that targeted expansion of our market segments can provide. We would like Novume to be recognized as the best place to go for outside help when a company has to meet an unusual need, whether it involves an unusual opportunity or an unusual threat.

Novume intends to fund organic growth and add both vertical and horizontal capabilities by acquiring service providers through a market-focused and disciplined strategy. Novume’s efforts to identify prospective target businesses will look for opportunities where the combination of resources will be additive to the existing capabilities of the Company and will not be limited to any geographic region or any particular sector of the support or services industries. A primary consideration will be to improve the level of support Novume and its subsidiaries provides to its existing customers as well as carefully considered expansions of the customer base.

Novume is an established provider of outsourced services to the GovCon market that generates revenues from fees and reimbursable expenses for professional services primarily billed on an hourly rate, time-and-materials basis. Clients are typically invoiced on a monthly basis, with revenue recognized as the services are provided. In a few cases, a fixed-fee engagement for our services may be entered into. Fixed-fee engagements can be invoiced once for the entire job, or there could be several “progress” invoices for accomplishing various phases or reaching contractual milestones. Time-and-materials contracts represent a majority of our client engagements and do not provide us with a high degree of predictability of future period performance.

Novume’s financial results are impacted principally by the:

1)
demand by clients for Novume’s services;

2)
the degree to which full-time staff can be kept occupied in revenue-generating activities;

3)
success of the sales team in generating client engagements; and

4)
number of business days in each quarter.

The number of business days on which revenue is generated by our staff and consultants is affected by the number of vacation days taken, as well as the number of holidays in each quarter. There are typically fewer business work days available in the fourth quarter of the year, which can impact revenues during that period. The staff utilization rate can also be affected by seasonal variations in the demand for services from clients. Since earnings may be affected by these seasonal variations, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

Unexpected changes in the demand for our services can result in significant variations in revenues, and present a challenge to optimal hiring, staffing and use of consultants. The volume of work performed can vary from period to period.

While we anticipate an increasing demand for Novume’s services in 2017 based upon an expected increase in the volume of federal government spending and as our clients elect to outsource their bid and proposal activities, it is still not clear how government spending will be impacted in 2018 and beyond. The federal government fiscal year starts on October 1 and ends on September 30. Thus, the bulk of our revenues for 2017 should be based on budget authorizations made in 2016, however, the new administration does have some discretion to delay spending on programs previously authorized and will establish the budgets for the new fiscal year beginning October 1, 2017.

Although the new administration has expressed a desire to reduce the federal government bureaucracy, we cannot assume that this will reduce the demand for Novume’s services. A short-term result of a program to reduce bureaucracy may be to increase privatization initiatives. Moreover, the new administration’s emphasis on renewing the nation’s infrastructure, which appears to enjoy broad-based support, may result in a significant long-term increase in federal procurements.

Thus, while changes and adjustments can undoubtedly be anticipated, Novume believes the overall outlook for the GovCon sector remains promising. This is in part due to the changing nature of the contracting process. The volume and frequency of requests for proposals has been increasing during recent years as outdated and ill-conceived programs have been eliminated in favor of higher priority programs. Moreover, Low Price Technically Acceptable (LPTA) contracts have increasingly fallen into disfavor as the true long-term costs of these contracts have become apparent, and a more rigorous approach to government contracting has gained favor.

Brekford Acquisition

On August 28, 2017, the mergers by and among Novume, KeyStone, Brekford, Brekford Merger Sub, Inc. ("Brekford Merger Sub"), and KeyStone Merger Sub, LLC ("KeyStone Merger Sub"), were consummated (the “Brekford Merger”) as a result of a merger agreement (the “Brekford Merger Agreement”). As a result, Brekford became a wholly-owned subsidiary of the Novume, and Brekford Merger Sub ceased to exist. KeyStone Merger Sub also became a wholly-owned subsidiary of the Novume, and KeyStone Solutions, Inc. ceased to exist. When KeyStone Merger Sub filed its certificate of merger with the Secretary of State of the State of Delaware, it immediately effectuated a name-change to KeyStone Solutions, LLC, the name by which it is now known.

Upon completion of the Brekford Merger, the merger consideration was issued in accordance with the terms of the Merger Agreement. Immediately upon completion of the Brekford Merger, the pre-merger stockholders of KeyStone owned approximately 80% of the issued and outstanding capital stock of the Novume on a fully-diluted basis, and the pre-merger stockholders of Brekford owned approximately 20% of the issued and outstanding capital stock of the Novume on a fully-diluted basis.

Firestorm Acquisition

Pursuant to the terms of the Membership Interest Purchase Agreement (the “MIPA”), by and among Novume, each of the Firestorm Entities, each of the Members of the Firestorm Entities (described below), and a newly-created acquisition subsidiary of Novume, Firestorm Holdings, LLC, a Delaware limited liability company (“Firestorm Holdings”), Novume acquired all of the membership interests in each of the Firestorm Entities for the following consideration:

●
$500,000 in cash in the aggregate paid by Novume as of the Firestorm Closing Date to the three principals (Harry W. Rhulen, Suzanne Loughlin, and James W. Satterfield, collectively the “Firestorm Principals”) of Firestorm. Of that aggregate amount $250,000 was paid to Mr. Satterfield, and $125,000 was paid to each of Mr. Rhulen and Ms. Loughlin;

●
$1,000,000 in the aggregate in the form of four unsecured, subordinated promissory notes issued by Novume payable over five years after the Firestorm Closing Date, to all the Members of the Firestorm Entities (consisting of the Firestorm Principals and Lancer Financial Group, Inc. (“Lancer”)). The principal amount of the note payable to Lancer is $500,000 (the “Lancer Note”). The principal amount of the note payable to Mr. Rhulen is $166,666.66. The principal amount of the notes payable to each of Mr. Satterfield and Ms. Loughlin is $166,666.67. (The notes payable to Mr. Rhulen, Ms. Loughlin and Mr. Satterfield are individually referred to herein as a “Firestorm Principal Note” and collectively, as the “Firestorm Principal Notes”). The Firestorm Principal Notes are payable at an interest rate of 2% and the Lancer Note is payable at an interest rate of 7%. $907,407 was recorded to notes payable to reflect the net fair value of the notes issued due to the difference in interest rates. The Lancer Note also has a capped subordination of $7,000,000, subject to the consent of Lancer;

●
Each of the Firestorm Principals was issued 162,698 shares of the common stock, par value $0.0001 per share, of Novume (“Novume Common Shares”), for an aggregate issuance of 946,875(946,875 post Brekford Merger) Novume Common Shares;

●
Each of the Firestorm Principals received warrants to purchase 105,209 Novume Common Shares, exercisable over a period of five years after the Firestorm Closing Date, at an exercise price of $2.58 per share; and

●
Each of the Firestorm Principals received warrants to purchase 105,209 Novume Common Shares, exercisable over a period of five years after the Firestorm Closing Date, at an exercise price of $3.60 per share.

Results of Operations – Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

The unaudited results for the periods shown below should be reviewed in conjunction with Novume’s unaudited consolidated financial statements and notes as of and for the three and nine months ended September 30, 2017 and 2016, respectively, included elsewhere in this Form 10-Q. Consolidated operating results for the three and nine months ended September 30, 2017 include Firestorm operations for the period from January 25, 2017 through September 30, 2017 and Brekford operations for the period from August 28, 2017 through September 30, 2017.

Novume Solutions, Inc. Consolidated Statements of Operations
for the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
REVENUE	$4,421,574	$2,405,529	$11,131,825	$9,582,874
Cost of revenue	2,457,806	1,334,436	6,017,982	5,496,588
Gross Profit	1,963,768	1,071,093	5,113,843	4,086,286

OPERATING EXPENSES
Selling, general, and administrative expenses	2,997,566	1,151,514	8,036,339	3,624,005
Income (loss) from operations	(1,033,798)	(80,421)	(2,922,496)	462,281
OTHER (EXPENSE) INCOME
Interest expense	(33,720)	(15,656)	(97,624)	(28,693)
Other Income	51,016	-	142,283	-
Total other income	17,296	(15,656)	44,659	(28,693)
Income (loss) before taxes	(1,016,502)	(96,077)	(2,877,837)	433,588
Income tax benefit (expense)	225,142	40,535	964,377	(13,380)
Net (loss) income	$(791,360)	$(55,542)	$(1,913,460)	$420,208

Comparison of the Three Months Ended September 30, 2017 and 2016

Revenue

Consolidated revenue for the three months ended September 30, 2016 is mostly attributable to the Novume’s wholly-owned subsidiary, KSI. Consolidated revenue for the three months ended September 30, 2017 includes revenue from Firestorm, and from Brekford after the August 28, 2017 Brekford Merger. Revenue increased by $2,016,045, or 83.8%, to $4,421,574 for the three months ended September 30, 2017 compared to $2,405,529 in the comparable period in 2016. Revenue attributable to Firestorm was $466,580 for the three months ended September 30, 2017. Revenue attributable to Brekford was $224,783 for the period from August 28, 2017 through September 30, 2017. The $1,324,682 increase in revenue attributable to legacy Novume was due to an increase in the number and dollar volume of contracts in KSI.

Cost of Revenue

Total cost of revenue for the three months ended September 30, 2017 increased by $1,123,370, or 84.2%, to $2,457,806 compared to $1,334,436 in the comparable period in 2016. Cost of revenue attributable to Firestorm was $183,803 for the three months ended September 30, 2017. Cost of revenue attributable to Brekford was $88,963 for the period from August 28, 2017 through September 30, 2017. The $850,604 increase in the cost of revenue of the legacy Novume was mostly attributable to revenue increase for KSI noted above.

Gross Profit

Gross profit for the three months ended September 30, 2017 increased by $892,675, or 83.3%, to $1,963,768 compared to $1,071,093 for the comparable period in 2016. Gross profit attributable to Firestorm was $282,776 for the three months ended September 30, 2017. Gross profit attributable to Brekford was $135,820 for the period from August 28, 2017 through September 30, 2017. The $474,079 increase in the gross profit of the legacy Novume was mostly attributable to the increased revenue offset by the use of consultants and non-billable expenses.

The gross profit margin was 44.4% for the three months ended September 30, 2017 compared to 44.5% in the comparable period in 2016. Excluding the gross profit margin for Firestorm and Brekford, the gross profit margin for legacy Novume for the three months ended September 30, 2017 and 2016 was 41.4% and 44.5%, respectively. The decrease in margin was the result of the increase use of consultants, which are more expensive than employees, and increased non-billable expenses for KSI.

Operating Costs and Expenses

Operating costs and expenses for the three months ended September 30, 2017 increased by $1,846,052, or 160.3%, to $ 2,997,566 compared to $1,151,514 in the comparable period in 2016. Operating cost and expenses attributable to Firestorm was $646,995 for the three months ended September 30, 2017. Operating costs and expenses attributable to Brekford was $173,466 for the three months ended September 30, 2017. The Company also launched a new television show in the second quarter which increased operating costs and expenses by approximately $192,200. The increase of $833,341 in operating costs and expenses of legacy Novume was primarily due to an increase in holding company salaries, professional and legal services related to organization and financial structuring, ramp up of operations and expenses related to initiating and maintaining compliance with applicable listing rules and SEC requirements that were not incurred during the three months ended September 30, 2016. As percentage of revenue, Novume operating costs and expenses for the three months ended September 30, 2017 increased to 67.8% of revenue compared to 47.9% in the comparable period in 2016 due to the items noted above.

Novume anticipates that its general and administrative expenses will continue to increase, however at a lower rate, in future periods. These increases will include costs related to hiring of personnel and fees to outside consultants, lawyers and accountants as well as expenses related to maintaining compliance with applicable listing rules and SEC requirements, insurance, and investor relations activities.

Other Income (Expense)

Other income for the three months ended September 30, 2017 was $ 17,296 compared to other expense of ($15,656) in the comparable period in 2016. This change was related primarily to rental income.

Income Taxes

KSI initially elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, KSI did not pay federal corporate income tax, and in most instances state income tax, on its taxable income. KSI revoked its S Corporation election upon the March 15, 2016 merger with KeyStone, and Novume and is now subject to corporate income taxes. Firestorm is a single-member LLC with KeyStone as the sole member.

The benefit from income tax for the three months ended September 30, 2017 was $225,142 and is primarily related to the recognition of a deferred tax benefit. There was $40,535 of benefit from income tax recorded for the three months ended September 30, 2016.

Net Loss

Net loss for the three months ended September 30, 2017 was $791,360 compared to net loss of $55,542 for the comparable period in 2016. The net loss margin was 17.9% for the three months ended September 30, 2017 compared to a net loss margin of 2.3% for the comparable period in 2016, due to the factors noted above.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Revenue

Consolidated revenue for the nine months ended September 30, includes revenue from Firestorm after the January 25, 2017 acquisition by the Company and from Brekford after the August 28, 2017 Brekford Merger. Revenue increased by $1,548,951, or 16.2%, to $11,131,825 for the nine months ended September 30, 2017, compared to $9,582,874 in the comparable period in 2016. Revenue attributable to Firestorm was $1,248,334 for the period from January 25, 2017 through September 30, 2017. Revenue attributable to Brekford was $224,783 for the period from August 28, 2017 through September 30, 2017. The $75,834 increase in revenue attributable to legacy Novume was due to a small increase in the number and dollar volume of contracts in KSI.

Cost of Revenue

Total cost of revenue for the nine months ended September 30, 2017 increased by $521,394, or 84.2%, to $6,017,982 compared to $ 5,496,588 in the comparable period in 2016. Cost of revenue attributable to Firestorm was $412,714 for the period from January 25, 2017 through September 30, 2017. Cost of revenue attributable to Brekford was $88,963 for the period from August 28, 2017 through September 30, 2017. The $19,717 increase in the cost of revenue of the legacy Novume was mostly attributable to increased revenue for KSI noted above.

Gross Profit

Gross profit for the nine months ended September 30, 2017 increased by $1,027,557, or 83.3%, to $5,113,843 compared to $ 4,086,286 for the comparable period in 2016. Gross profit attributable to Firestorm was $835,619 for the period from January 25, 2017 through September 30, 2017. Gross profit attributable to Brekford was $135,820 for the period from August 28, 2017 through September 30, 2017. The $56,118 increase in the gross profit of the legacy Novume was generally consistent with the increased revenue and costs of revenues at KSI noted above.

The gross profit margin was 45.9% for the nine months ended September 30, compared to 42.6% in the comparable period in 2016. Excluding the gross profit margin for Firestorm and Brekford, the gross profit margin for legacy Novume for the nine months ended September 30, and 2016 was relatively consistent at 42.9% and 42.6%, respectively.

Operating Costs and Expenses

Operating costs and expenses for the nine months ended September 30, increased by $4,412,334, or 121.8%, to $8,036,339 compared to $3,624,005 in the comparable period in 2016. Operating cost and expenses attributable to Firestorm was $1,161,075 for the period from January 25, 2017 through September 30, 2017. Operating cost and expenses attributable to Brekford was $173,466 for the period from August 28, 2017 through September 30, 2017. The Company also launched a new television show in the second quarter which increased operating costs and expenses by approximately $465,533. This television show airs locally in the Washington DC market. The increase of $2,612,260 operating costs and expenses of legacy Novume was primarily due to an increase in holding company salaries, professional and legal services, ramp up of operations and expenses related to maintaining compliance with applicable listing rules and SEC requirements that were lower during the nine months ended September 30, 2016 because the Company was formed in mid-March 2016 and spending increased during the nine months ended September 30, 2017. As percentage of revenue, Novume operating costs and expenses for the nine months ended September 30, increased to 72.2% compared to 37.8% in the comparable period in 2016.

Novume anticipates that its general and administrative expenses will continue to increase, however at a lower pace, in future periods. These increases will include costs related to hiring of personnel and fees to outside consultants, lawyers and accountants as well as expenses related to maintaining compliance with applicable listing rules and SEC requirements, insurance, and investor relations activities.

Other Income (Expense)

Other income for the nine months ended September 30, was $44,659 compared to other expense of $(28,693) in the comparable period in 2016. This change was related primarily to rental income.

Income Taxes

KSI initially elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, KSI did not pay federal corporate income tax, and in most instances state income tax, on its taxable income. KSI revoked its S Corporation election upon the March 15, 2016 merger with KeyStone and Novume and is now subject to corporate income taxes. Firestorm is a single-member LLC with KeyStone as the sole member.

The benefit from income tax for the nine months ended September 30, was $964,377 and is primarily comprised of a deferred tax benefit. There was $13,380 of income tax expense recorded for the nine months ended September 30, 2016.

Net (Loss) Income

Net loss for the nine months ended September 30, 2017, was $(1,913,460) compared to net income of $420,208 for the comparable period in 2016. The net loss margin was 17.2% for the nine months ended September 30, 2017, compared to a net income margin of 4.4% for the comparable period in 2016.

Cash Flow

Novume expects to finance its operations over the next twelve months from the date of this Form 10-Q primarily through existing cash flow and from the net proceeds of the Reg 1A Offering, supplemented as necessary by funds available through access to credit and through access to additional capital. The Reg 1A Offering is further described below in the Novume management discussion under Liquidity and Capital Resources.

The net cash flows from operating, investing and financing activities for the periods below were as follows:

	Nine Months ended September 30,
	2017	2016
Net cash provided by (used for):
Operating activities	$(2,204,152)	$559,535
Investing activities	(52,985)	(35,377)
Financing activities	3,230,815	(333,991)
Net increase (decrease) in cash and cash equivalents:	$973,678	$190,167

Cash (Used for) Provided by Operating Activities

For the nine months ended September 30, 2017, net cash used for operating activities was $(2,204,152). Cash was used primarily to fund our operations and working capital needs. Novume also incurred non-cash expenses including depreciation and amortization, bad debt expense, deferred taxes, deferred rent, share-based compensation, warrant expense and financing related costs.

For the nine months ended September 30, 2016, net cash provided by operating activities was $559,535. Cash was provided primarily by net income, increases in accounts payable and accrued expenses, offset by increases in accounts receivable and other assets. The Company also incurred non-cash expenses including depreciation and amortization.

Cash (Used for) Investing Activities

For the nine months ended September 30, 2017, net cash used for investing activities of ($52,985) related to the purchase of computer hardware and equipment.

For the nine months ended September 30, 2016, net cash used for investing activities of ($35,377) related to the purchase of computer hardware and equipment.

Cash Provided by (Used for) Financing Activities

For the nine months ended September 30, 2017, net cash provided by financing activities of $3,230,815 related to the net proceeds from the issuance of preferred stock and cash acquired by the acquisition of Brekford, offset by the acquisition of Firestorm, net of cash acquired, and the payment of Series A Preferred Stock dividends.

For the nine months ended September 30, 2016, net cash used for financing activities of $(333,991) related to proceeds from a note payable offset by KSI stockholders’ distributions.

Non-Cash Financing Activities

In March 2016, the KSI’s stockholders exchanged 100% of their outstanding shares of common stock in KSI for proportionate shares of KeyStone’s outstanding common stock and $1,192,844 of undistributed earnings were contributed to KeyStone.

In January 2017, KeyStone acquired Firestorm as described above. The non-cash consideration for this acquisition included notes payable of $907,407 and the issuance of 946,875 shares of Novume common stock valued at $1,203,986.

In August 2017, the Company merged with Brekford as described above. The non-cash consideration for the Brekford Merger included the issuance of 3,287,187 shares of Novume common stock valued at $5,851,193.

Lease Obligations

The Company leases office space in Chantilly, Virginia under the terms of a ten-year lease expiring October 31, 2019. The lease contains one five-year renewal option. The lease terms include an annual increase in base rent and expenses of 2.75%. The Company also leases office space in New Orleans, Louisiana under a three-year lease expiring May 31, 2018, and in Roswell, Georgia under a lease expiring October 31, 2017. In addition, the Company leases office space from Global Public Safety on a month-to-month basis and it leases space under an operating lease expiring on December 31, 2017.

Rent expense for the three months ended September 30, 2017 and 2016 was $193,985 and $178,946, respectively and for the nine months ended September 30, and 2016 was $575,181 and $533,168, respectively.

As of September 30, 2017, the future obligations over the primary terms of the long-term leases expiring between 2017 and 2020 are as follows:

2017	$188,854
2018	697,153
2019	624,024
2020	64,475
Total	$1,574,506

The Company is the lessor in an agreement to sublease office space in Chantilly, Virginia with an initial term of two years with eight one-year options to renew the lease through October 31, 2019. The lease provides for an annual increase in base rent and expenses of 2.90%. The initial term ended October 31, 2011 and the Company exercised the renewal options through 2014. On April 7, 2015, the lease was amended to sublease more space to the subtenant and change the rental calculation. Rent income for the three months ended September 30, 2017 and 2016 was $46,957 and $45,634, respectively, and for the nine months ended September 30, and 2016 was $140,871 and $136,901, respectively.

Liquidity and Capital Resources

The Company has funded its operations primarily through cash from operating activities of KSI, Firestorm, the $500,000 Avon Note (see below) and the Reg 1A offering. As of September 30, 2017, Novume had unrestricted cash and cash equivalents of $3,762,265 and working capital of $4,423,001, as compared to unrestricted cash and cash equivalents $2,788,587 and working capital of $3,714,958 as of December 31, 2016.

Operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable, accrued expenses, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances.

In the Fall of 2016, the Company commenced its Reg 1A Offering of up to 3,000,000 Units. At the initial closing of the Reg 1A Offering, on December 23, 2016, the Company sold 301,570 Units and received aggregate gross proceeds of $3,015,700. At the second closing of the Reg 1A Offering, on January 23, 2017, the Company sold 119,757 Units and received aggregate gross proceeds of $1,197,570. At the third and final closing of the Reg 1A Offering, on March 21, 2017, the Company sold 81,000 Units and received aggregate gross proceeds of $810,000. As reported by KeyStone in its Current Report on Form I-U, as filed with the SEC on March 22, 2017, the Reg 1A Offering is now closed, effective as of the third closing.

Following the Brekford Merger, all outstanding shares of KeyStone Series A Preferred Stock were exchanged for the right to receive one share of Novume Series A Preferred Stock. Novume Series A Preferred Stock will be entitled to quarterly dividends in the amount of $0.175 (7% per annum) per share, being an identical per annum percentage per share dividend as received by holders of KeyStone Preferred Stock prior to the Brekford Merger. We anticipate that Novume will pay the quarterly cash dividends through cash flow from Novume, potential business growth from other acquired entities and access to additional credit or capital. The quarterly dividend payments are due within five (5) business days following the end of a quarter. On April 7, 2017, Novume paid cash dividends of $75,695 to holders of record of Novume Series A Preferred Stock as of March 30, 2017. On July 8, 2017, the Company paid cash dividends of $87,907 to shareholders of record as of June 30, 2017. On September 30, 2017, the Company declared and accrued dividends of $87,907 payable to shareholders of record as of September 30, 2017.

KSI was a party to a business loan agreement (the “2015 Loan Agreement”) with Sandy Spring Bank (“SSB”) dated as of September 25, 2015. The primary credit facility was an asset based revolving line of credit up to $1,000,000 which was due to mature on September 30, 2016. To secure its obligations under the 2015 Loan Agreement, KSI had granted to SSB a security interest in its accounts receivable. SSB was required to advance funds to KSI up to the lesser of (1) $1,000,000 or (2) eighty percent (80%) of the aggregate amount of all of its accounts receivable aged 90-days or less which contained selling terms and conditions acceptable to SSB. KSI’s obligations under the 2015 Loan Agreement were guaranteed by James McCarthy, the Chairman of Novume (and former chairman of KSI), and his wife. KSI did not draw any funds from this credit facility in 2015. Pursuant to First Amendment to Business Loan Agreement (Asset Based), dated May 9, 2016, SSB had waived the restrictions in the 2015 Loan Agreement on KSI’s ability to make dividends to the Company. There was no outstanding balance on the 2015 Loan Agreement at December 31, 2016.

On August 11, 2016, Novume entered into a Loan and Security Agreement (the “2016 Line of Credit”) with SSB that replaced the 2015 Loan Agreement. The 2016 Line of Credit was comprised of: 1) an asset-based revolving line of credit up to $1,000,000 for short-term working capital needs and general corporate purposes which is due to mature on July 31, 2017, bore interest at the Wall Street Journal Prime Rate, floating, plus 0.50% and wass secured by a first lien on all of Novume’s business assets; and 2) an optional term loan of $100,000 which must be drawn by July 31, 2017, was for permanent working capital, bore interest at the Wall Street Journal Prime Rate, floating, plus 0.75%, requires monthly payments of principal plus interest to fully amortize the loan over four (4) years and was secured by a first lien on all of Novume’s business assets, cross-collateralized and cross-defaulted with the revolving line of credit. The 2016 Line of Credit had a final maturity date of February 15, 2019 and did not require any personal guarantees.

The borrowing base for the 2016 Line of Credit was up to the lesser of (1) $1,000,000 or (2) eighty percent (80%) of the aggregate amount of all of Novume’s eligible accounts receivable as defined by SSB. The borrowing base for the $100,000 term loan was fully reserved under the borrowing base for the revolving line of credit. The 2016 Line of Credit hadd periodic reporting requirements and balance sheet covenants, as well as affirmative and negative operational and ownership covenants. Novume was in compliance with all 2016 Line of Credit covenents at December 31, 2016. In August 2017, the Company terminated the 2016 Line of Credit with SSB. As such, there was no outstanding balance on the 2016 Line of Credit at September 30, 2017.

As of September 30, 2017 and 2016, Novume had no balances due, respectively, for the 2016 Line of Credit and the 2015 Loan Agreement. When Novume replaced the 2015 Loan Agreement with the 2016 Line of Credit on August 11, 2016, neither line of credit had a balance due. The Company terminated the 2016 Line of Credit in August 2017 and consequently there are no amounts outstanding as of the date of this Report on Form 10-Q.

On March 16, 2016, Novume entered into a Subordinated Note and Warrant Purchase Agreement (the “Avon Road Note Purchase Agreement”) pursuant to which Novume agreed to issue up to $1,000,000 in subordinated debt and warrants to purchase up to 242,493 shares of Novume’s common stock (“Avon Road Subordinated Note Warrants”). The exercise price for the Avon Road Subordinated Note Warrants is equal to $1.03 per share of common stock. Subordinated notes with a face amount of $500,000 and Avon Road Subordinated Note Warrants to purchase 121,247 shares of Novume’s common stock have been issued pursuant to the Avon Road Note Purchase Agreement to Avon Road Partners, L.P. (“Avon Road”), an affiliate of Robert Berman, Novume’s CEO and a member of Novume’s Board of Directors. The Avon Road Subordinated Note Warrants has an expiration date of March 16, 2019 and qualified for equity accounting as the warrant did not fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity. The fair value was determined to be $58,520 and was recorded as a debt discount and additional paid-in capital in the accompanying consolidated balance sheet as of December 31, 2016. The debt discount is being amortized as interest expense on a straight-line basis, which approximates the effective interest method, through the maturity date of the note payable.  The balance as of September 30, 2017 for the debt discount was $42,711.

The note is subordinated to the 2016 Line of Credit with SSB and any successor financing facility. Simple interest accrues on the unpaid principal of the note at a rate equal to the lower of (a) 9% per annum, or (b) the highest rate permitted by applicable law. Interest is payable monthly, and the note matures on March 16, 2019. The Company terminated the 2016 Loan Agreement in August 2017.

Pursuant to the terms of the acquisition of the membership interests in the Firestorm Entities, the Company issued $1,000,000 in the aggregate in the form of four unsecured, subordinated promissory notes, issued by Novume and payable over five years after the Firestorm Closing Date, to all the Members of the Firestorm Entities. The principal amount of the note payable to Lancer is $500,000. The principal amount of the note payable to Mr. Rhulen is $166,666.66. The principal amount of the notes payable to each of Mr. Satterfield and Ms. Loughlin is $166,666.67. The Firestorm Principal Notes are payable at an interest rate of 2% and the Lancer Note is payable at an interest rate of 7%. The balance of these notes payable as of September 30, 2017 was $919,753 to reflect the amortized fair value of the notes issued due to the difference in interest rates.

As of September 30, 2017, Novume did not have any material commitments for capital expenditures.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

As of the date of this Form 10-Q, Novume did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Critical Accounting Policies and Estimates

The discussion and analysis of Novume’s financial condition and results of operations is based upon Novume’s consolidated financial statements which have been prepared in accordance with “GAAP”. The preparation of these consolidated financial statements requires the management of Novume to make estimates and judgments that affect the reported amounts in our consolidated financial statements.

Novume believes the application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change. Novume bases its estimates on historical experience and on various other assumptions that management of Novume believes to be reasonable under the circumstances, the results of which form management’s basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates.

Novume’s accounting policies are further described in its historical audited consolidated financial statements and the accompanying notes included in this Report on Form 10-Q. Novume has identified the following critical accounting policies:

Revenue Recognition

Novume recognizes its revenues for the provision of services when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the fee is fixed or determinable, and the collectability of the related revenue is reasonably assured. Novume principally derives revenues from fees for services generated on a project by project basis. Revenues for time-and-materials contracts are recognized based on the number of hours worked by our employees or consultants at an agreed upon rate per hour set forth in our standard rate sheet or as written from time to time in our contracts or purchase orders. These costs are recognized in the period in which services are performed.

Revenues related to firm-fixed-price contracts are recognized upon completion of the project as these projects are typically short-term in nature.

The agreements entered into in connection with a project, whether on a time-and-materials basis or firm-fixed-price basis, typically allow our clients to terminate early due to breach or for convenience with 30-days’ notice. In the event of termination, the client is contractually required to pay for all time, materials and expenses incurred by us through the effective date of the termination.

For automated traffic safety enforcement revenue, the Company recognizes the revenue when the required collection efforts, from citizens, are completed and posted to the municipality’s account. The respective municipality is then billed depending on the terms of the respective contract, typically 15 days after the preceding month while collections are reconciled. For contracts where the Company receives a percentage of collected fines, revenue is calculated based upon the posted payments from citizens multiplied by the Company’s contractual percentage. For contracts where Company receives a specific fixed monthly fee regardless of citations issued or collected, revenue is recorded once the amount collected from citizens exceeds the monthly fee per camera. The Company’s fixed fee contracts typically have a revenue neutral provision whereby the municipality’s payment to Brekford cannot exceed amounts collected from citizens within a given month.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. Novume performs continuing credit evaluations of its clients’ financial condition, and Novume generally does not require collateral.

Management reviews accounts receivable to determine if any receivables will potentially be uncollectible. Factors considered in the determination include, among other factors, number of days an invoice is past due, client historical trends, available credit ratings information, other financial data and the overall economic environment. Collection agencies may also be utilized if management so determines.

Novume records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. Novume also records as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and Novume’s assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. The balance in the allowance for doubtful accounts was $24,000 and $0 as of September 30, 2017 and 2016, respectively. Based on the information available, Novume determined that no allowance for doubtful accounts was necessary as of December 31, 2016 and 2015. However, actual write-offs might exceed the recorded allowance.

Income Taxes

Through March 15, 2016, KSI had elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, KSI did not pay U.S. federal corporate income taxes, and in most instances state income tax, on its taxable income. Instead, the stockholders of KSI were liable for individual income taxes on their respective shares of KSI’s net income. KSI effectively revoked its S Corporation election upon the March 15, 2016 merger with Novume. As a result, Novume is now subject to corporate income taxes. Firestorm is a single-member LLC with Novume as the sole member.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Novume’s evaluation as of September 30, 2017 and December 31, 2016 revealed no uncertain tax positions that would have a material impact on the financial statements. The 2013 through 2015 tax years remain subject to examination by the IRS. Management of Novume does not believe that any reasonably possible changes will occur within the next twelve months that will have a material impact on the financial statements.

New Accounting Pronouncements

Recently Issued Accounting Pronouncements

Not Yet Adopted

In August 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance related to accounting for hedging activities. This guidance expands strategies that qualify for hedge accounting, changes how many hedging relationships are presented in the financial statements, and simplifies the application of hedge accounting in certain situations. The standard will be effective for us beginning July 1, 2019, with early adoption permitted for any interim or annual period before the effective date. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

In May 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. The update is effective for fiscal year 2019. The update is to be adopted prospectively to an award modified on or after the adoption date. Early adoption is permitted. The Company is currently evaluating the effect of this update but does not believe it will have a material impact on its financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the update requires only a single-step quantitative test to identify and measure impairment based on the excess of a reporting unit's carrying amount over its fair value. A qualitative assessment may still be completed first for an entity to determine if a quantitative impairment test is necessary. The update is effective for fiscal year 2021 and is to be adopted on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, as part of its simplification initiatives. The update requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than deferring the recognition until the asset has been sold to an outside party as is required under current GAAP. The update is effective for fiscal year 2019. The new standard will require adoption on a modified retrospective basis through a cumulative-effect adjustment to retained earnings, and early adoption is permitted. The Company is currently evaluating the effect that this update will have on its financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification ("ASC") Topic 606, which supersedes existing accounting standards for revenue recognition and creates a single framework. Additional updates to Topic 606 issued by the FASB in 2015 and 2016 include the following:

●
ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of the new guidance such that the new provisions will now be required for fiscal years, and interim periods within those years, beginning after December 15, 2017.

●
ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations (reporting revenue gross versus net).

●
ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations and classifying licensing arrangements.

●
ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies the implementation guidance in a number of other areas.

The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard permits the use of either a retrospective or modified retrospective application. The Company is currently in the process of completing its assessment of any significant contract and assessing the impact the adoption of the new revenue standard will have on its consolidated financial statements and related disclosures. The standard update, as amended, will be effective for annual periods beginning after December 15, 2017. The Company performed an initial assessment of the impact of the ASU and is developing a transition plan, including necessary changes to policies, processes, and internal controls as well as system enhancements to generate the information necessary for the new disclosures. The project is on schedule for adoption on January 1, 2018 and the Company will apply the modified retrospective method. The Company expects revenue recognition across its portfolio of services to remain largely unchanged. However, the Company expects to recognize revenue earlier than it does under current guidance in a few areas, including accounting for variable fees and for certain consulting services, which will be recognized over time rather than at a point in time. While the Company has not finalized its assessment of the impact of the ASU, based on the analysis completed to date, the Company does not currently anticipate that the ASU will have a material impact on its Consolidated Financial Statements.

There are currently no other accounting standards that have been issued but not yet adopted that will have a significant impact on Novume’s consolidated financial position, results of operations or cash flows upon adoption.

Recently Adopted

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business. We adopted ASU 2017-01 as of January 1, 2017.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard reduces complexity in several aspects of the accounting for employee share-based compensation, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard and the impact of the adoption was not material to the consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 is aimed at reducing complexity in accounting standards. Currently, GAAP requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction; companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The new guidance is effective in fiscal years beginning after December 15, 2016, including interim periods within those years, with early adoption permitted. KeyStone early adopted and applied the new standard retrospectively to the prior period presented in the accompanying consolidated balance sheets and it did not have a material impact.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The update requires that deferred debt issuance costs be reported as a reduction to long-term debt (previously reported in other noncurrent assets). The Company adopted ASU 2015-03 in 2016 and for all retrospective periods, as required, and the impact of the adoption was not material to our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. This accounting standard update applies to all entities and was effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. The Company adopted this standard during fiscal year 2016 and it did not have a material impact on the consolidated results of operations, financial position or cash flows.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard reduces complexity in several aspects of the accounting for employee share-based compensation, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard and the impact of the adoption was not material to the consolidated financial statements.

The Company does not believe that any recently issued accounting standards, in addition to those referenced above, would have a material effect on its consolidated financial statements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017. The Company is in the process of executing a plan to address this lack of effectiveness.

Changes to Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information
Item 1.     Legal Proceedings.

None.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in “Risk Factors” in our S-4 as filed with the SEC on August 2, 2017.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

None.

Item 6.     Exhibits

(a)              Exhibits.

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

Novume Solutions, Inc.

/s/ Carl Kumpf
Name:	Carl Kumpf
Title:	Chief Financial Officer, Principal Accounting Officer
and Authorized Signatory

Date: November 13, 2017