Form 10-Q/A
period 2017-09-30
Novume Solutions, Inc.
filed 2018-01-25
CIK 1697851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

Novume Solutions, Inc. (the “Company,” “Novume,” “we” or “us”) is filing this amended Form 10-Q/A (the “Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the period ended September 30, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2017 (the “Original Filing”), to restate our unaudited condensed consolidated balance sheet as of September 30, 2017, our earnings per share disclosures in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2017, our unaudited consolidated statement of shareholders’ equity for the nine months ended September 30, 2017 and related footnote disclosures for the three and nine months ended September 30, 2017 for an error with regard to the quarterly accounting for accretion on our Series A Cumulative Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”). The previously filed unaudited condensed consolidated financial statements for the referenced periods should no longer be relied upon. This Form 10-Q/A also amends certain other items in the Original Filing, as listed in “Items Amended in this Form 10-Q/A” below.

Effects of the restatement

We identified and corrected an error in the accounting treatment related to the accretion to redemption value on our Series A Preferred Stock as of September 30, 2017. The Company had previously disclosed that accretion would be recorded as of December 31, 2017. Based on the Company’s revised internal analysis, we determined that the accretion was material to our earnings per share calculations for all quarters reported in fiscal year 2017 through September 30, 2017.

The Company calculated year-to-date accretion of $115,731, $255,699 and $400,616 for the three months ended March 31, 2017, six months ended June 30, 2017 and nine months ended September 30, 2017, respectively.

The adjustment had disclosure impact on the unaudited condensed consolidated statements of operations and comprehensive loss relating to earnings (loss) per share disclosures and had no impact on cash flows for the three and nine-months ended September 30, 2017.

The following table illustrates the impact of the correction to the unaudited condensed consolidated balance sheets and our unaudited consolidated statement of shareholders’ equity:

	As of September 30, 2017
	As previously reported	Adjustment	Restated
Series A Cumulative Convertible Redeemable Preferred Stock	$3,845,925	$400,616	$4,246,541
Additional paid-in capital	$9,325,795	$(400,616)	$8,925,179
Total Stockholders’ Equity	$6,731,826	$(400,616)	$6,331,210

	As of June 30, 2017
	As previously reported	Adjustment	Restated
Series A Cumulative Convertible Redeemable Preferred Stock	$3,845,477	$255,699	$4,101,176
Additional paid-in capital	$3,368,126	$(255,699)	$3,112,427
Total Stockholders’ Equity	$1,677,439	$(255,699)	$1,421,740

	As of March 31, 2017
	As previously reported	Adjustment	Restated
Series A Cumulative Convertible Redeemable Preferred Stock	$3,845,477	$115,731	$3,961,208
Additional paid-in capital	$3,330,978	$(115,731)	$3,215,247
Total Stockholders’ Equity	$2,286,406	$(115,731)	$2,170,675

The following table illustrates the impact of the correction on our earnings per share disclosures in our unaudited condensed consolidated statements of operations:

	For the three months ended September 30, 2017			For the nine months ended September 30, 2017
	As previously reported	Adjustment	Restated	As previously reported	Adjustment	Restated
Earnings (loss) per share	$(0.07)	$(0.02)	$(0.09)	$(0.20)	$(0.03)	$(0.23)

	For the six months ended June 30, 2017
	As previously reported	Adjustment	Restated
Earnings (loss) per share	$(0.22)	$(0.05)	$(0.27)

	For the three months ended March 31, 2017
	As previously reported	Adjustment	Restated
Earnings (loss) per share	$(0.12)	$(0.02)	$(0.14)

Restatement of Other Financial Statements

We are concurrently filing amendments for the following filings:

●
Our Current Report on Form 8-K/A filed with the SEC on November 21, 2017 for the acquisitions of Global Technical Services, Inc. and Global Contract Professionals, Inc. to similarly reflect the impact of the accretion adjustments on the unaudited pro forma condensed combined balance sheet as of September 30, 2017 and the unaudited pro forma condensed combined statement of operations for the nine months ended September 30, 2017 in Exhibit 99.2; and
●
Our Current Report on Form 8-K/A filed with the SEC on November 28, 2017 for the entry into a merger agreement with NeoSystems, Corp. to similarly reflect the impact of the accretion adjustments on the unaudited pro forma condensed combined balance sheet as of September 30, 2017 and the unaudited pro forma condensed combined statement of operations for the nine months ended September 30, 2017 in Exhibit 99.2.

Items Amended in this Form 10-Q/A

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing, in its entirety, as modified and superseded as necessary to reflect the restatements and amendments described above. The following items in the Original Filing have been amended as a result of, and to reflect, the restatement:

●
Part I, Item 1. Financial Statements
●
Part II, Item 6. Exhibits

In accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Form 10-Q/A.

Novume Solutions, Inc. and Subsidiaries
Form 10-Q/A
For the Quarterly Period Ended September 30, 2017

PART I – FINANCIAL INFORMATION
Item 1.
Financial Statements (Unaudited).
Novume Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2017 (Restated)	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,762,265	$2,788,587
Accounts receivable, net of $24,000 and $0 of allowance for doubtful accounts	3,300,742	1,997,831
Inventory	169,232	-
Notes receivable - current portion	300,000	-
Other current assets	253,607	81,011
Total current assets	7,785,846	4,867,429
PROPERTY AND EQUIPMENT:
Furniture and fixtures	160,749	137,784
Office equipment	976,835	463,937
Camera systems	969,003	-
Vehicles	151,224	-
Leasehold improvements	59,051	33,259
	2,316,862	634,980
Less: accumulated depreciation	(1,951,826)	(515,911)
Net property and equipment	365,036	119,069
Goodwill	1,960,345	-
Intangibles, net	2,168,941	-
OTHER ASSETS
Notes receivable - net of current portion	1,649,000	-
Deferred offering and financing costs	-	236,963
Deferred tax asset	1,184,359	219,982
Investment at cost	262,140	-
Deposits	39,387	39,282
Total other assets	3,134,886	496,227
Total Assets	$15,415,054	$5,482,725
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,385,852	$577,268
Accrued expenses and other current liabilities	1,904,493	575,203
Deferred revenue	72,500	-
Total current liabilities	3,362,845	1,152,471
LONG-TERM LIABILITIES
Note payable	1,419,753	457,289
Deferred rent	54,705	56,709
Total long-term liabilities	1,474,458	513,998
Total liabilities	4,837,303	1,666,469

Series A Cumulative Convertible Redeemable Preferred stock, $0.0001 par value, 505,000 and 500,000 shares authorized, 502,327 and 301,570 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	4,246,541	2,269,602

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 25,000,000 shares authorized, 13,933,784 and 5,000,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	1,394	500
Preferred stock, $0.0001 par value, 7,500,000 and zero shares authorized, 505,000 and 500,000 shares designated as Series A as of September 30, 2017 and December 31, 2016, respectively	-	-
Additional paid-in capital	8,925,179	1,976,549
(Accumulated deficit) retained earnings	(2,595,363)	(430,395)
Other comprehensive income	-	-
Total Stockholders’ Equity	6,331,210	1,546,654
Total Liabilities and Stockholders’ Equity	$15,415,054	$5,482,725

 The accompanying notes are an integral part of these condensed consolidated financial statements.

Novume Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2017 (Restated)	2016	2017 (Restated)	2016
REVENUE	$4,421,574	$2,405,529	$11,131,825	$9,582,874
Cost of revenue	2,457,806	1,334,436	6,017,982	5,496,588
Gross profit	1,963,768	1,071,093	5,113,843	4,086,286

OPERATING EXPENSES
Selling, general, and administrative expenses	2,997,566	1,151,514	8,036,339	3,624,005
(Loss) income from operations	(1,033,798)	(80,421)	(2,922,496)	462,281
OTHER INCOME (EXPENSE)
Interest expense	(33,720)	(15,656)	(97,624)	(28,693)
Other income	51,016	-	142,283	-
Total other income (expense)	17,296	(15,656)	44,659	(28,693)
(Loss) income before taxes	(1,016,502)	(96,077)	(2,877,837)	433,588
Income tax benefit (expense)	225,142	40,535	964,377	(13,380)
Net (loss) income	$(791,360)	$(55,542)	$(1,913,460)	$420,208

(Loss) earnings per common share - basic	$ (0.09)	$(0.01)	$ (0.23)	$0.06
(Loss) earnings per common share - diluted	$ (0.09)	$(0.01)	$ (0.23)	$0.06

Weighted average shares outstanding
Basic	11,756,560	9,713,956	10,920,866	7,016,373
Diluted	11,756,560	9,713,956	10,920,866	7,123,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novume Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital (Restated)	Retained Earnings	Total Stockholders’ Equity (Accumulated Deficit) (Restated)
Balance as of December 31, 2016	5,000,000	$500	$1,976,549	$(430,395)	$1,546,654
Net common stock issued in Firestorm acquisition	488,094	49	976,237	-	976,286
Effect of stock split and contribution to Novume Solutions, Inc. on August 28, 2017	5,158,503	516	(516)	-	-
Net common stock issued in Brekford acquisition	3,287,187	329	5,850,864		5,851,193
Stock-based compensation	-	-	227,470	-	227,470
Issuance of warrants	-	-	295,191	-	295,191
Preferred stock dividends	-	-	-	(251,508)	(251,508)
Accretion of preferred stock	-	-	(400,616)	-	(400,616)
Net loss	-	-	-	(1,913,460)	(1,913,460)
Balance as of September 30, 2017	13,933,784	$1,394	$ 8,925,179	$(2,595,363)	$ 6,331,210

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

	For the three months ended September 30,		For the nine months ended September 30,
	2017 (Restated)	2016	2017 (Restated)	2016
Revenues	$4,906,343	$3,345,473	$13,353,752	$12,194,573
Net income (loss)	$(1,065,371)	$(394,760)	$(2,815,977)	$(591,347)
Basic earnings (loss) per share	$(0.11)	$(0.04)	$(0.32)	$(0.08)
Diluted earnings (loss) per share	$(0.11)	$(0.04)	$(0.32)	$(0.08)

Basic Number of Shares	11,756,560	9,713,956	10,920,866	7,016,373
Diluted Number of Shares	11,756,560	9,713,956	10,920,866	7,016,373

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of previously issued fianncial statements

We identified and corrected an error in the accounting treatment related to the accretion to redemption value on our Series A Preferred Stock as of September 30, 2017. The Company had previously disclosed that accretion would be recorded as of December 31, 2017. Based on the Company’s revised internal analysis, we determined that the accretion was material to our earnings per share calculations for all quarters reported in fiscal year 2017 through September 30, 2017.

The Company calculated year-to-date accretion of $115,731, $255,699 and $400,616 for the three months ended March 31, 2017, six months ended June 30, 2017 and nine months ended September 30, 2017, respectively.

The adjustment had disclosure impact on the unaudited condensed consolidated statements of operations and comprehensive loss relating to earnings (loss) per share disclosures and had no impact on cash flows for the three and nine-months ended September 30, 2017.

The following table illustrates the impact of the correction to the unaudited condensed consolidated balance sheets and our unaudited consolidated statement of shareholders’ equity:

	As of September 30, 2017
	As previously reported	Adjustment	Restated
Series A Cumulative Convertible Redeemable Preferred Stock	$3,845,925	$400,616	$4,246,541
Additional paid-in capital	$9,325,795	$(400,616)	$8,925,179
Total Stockholders’ Equity	$6,731,826	$(400,616)	$6,331,210

	As of June 30, 2017
	As previously reported	Adjustment	Restated
Series A Cumulative Convertible Redeemable Preferred Stock	$3,845,477	$255,699	$4,101,176
Additional paid-in capital	$3,368,126	$(255,699)	$3,112,427
Total Stockholders’ Equity	$1,677,439	$(255,699)	$1,421,740

	As of March 31, 2017
	As previously reported	Adjustment	Restated
Series A Cumulative Convertible Redeemable Preferred Stock	$3,845,477	$115,731	$3,961,208
Additional paid-in capital	$3,330,978	$(115,731)	$3,215,247
Total Stockholders’ Equity	$2,286,406	$(115,731)	$2,170,675

The following table illustrates the impact of the correction on our earnings per share disclosures in our unaudited condensed consolidated statements of operations:

	For the three months ended September 30, 2017			For the nine months ended September 30, 2017
	As previously reported	Adjustment	Restated	As previously reported	Adjustment	Restated
Earnings (loss) per share	$(0.07)	$(0.02)	$(0.09)	$(0.20)	$(0.03)	$(0.23)

	For the six months ended June 30, 2017
	As previously reported	Adjustment	Restated
Earnings (loss) per share	$(0.22)	$(0.05)	$(0.27)

	For the three months ended March 31, 2017
	As previously reported	Adjustment	Restated
Earnings (loss) per share	$(0.12)	$(0.02)	$(0.14)

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

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions during the nine months ended September 30, 2017:

Nine months ended September 30, 2017
Risk-free interest rate	1.00% - 1.99%
Expected term	.3 – 6 years
Volatility	70%
Dividend yield	0%
Estimated annual forfeiture rate at time of grant	0% - 30%

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

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

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

The difference between the income tax provision computed at the U.S. Federal statutory rate and the actual tax benefit is accounted for as follows for the three and nine months ended September 30, 2017:

	Three Months ended September 30, 2017	Nine Months ended September 30, 2017
U.S. statutory federal rate	34.00%	34.00%
(Decrease) increase in taxes resulting from:
State income tax rate, net of U.S. Federal benefit	3.97%	3.96%
Net effect of permanent and temporary reconciling items	-4.44%	-4.44%
Effective tax rate	33.53%	33.52%

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

The Series A Preferred Stock holder has a put right to convert each share into common stock at an initial conversion price and a specified price which increases annually based on the passage of time beginning in November 2019. The Series A Preferred Stock holder also has put right after 60 months from the issuance date to redeem any or all of the Series A Preferred Stock at a redemption price of $15.00 per share plus any accrued but unpaid dividends. Novume has a call right after 36 months from the issuance date to redeem all of the Series A Preferred Stock at a redemption price which increases annually based on the passage of time beginning in November 2019. The Series A Preferred Stock contains an automatic conversion feature based on a qualified initial public offering in excess of $30,000,000 or a written agreement by at least two-thirds of the Series A Preferred Stock holders at an initial conversion price and a specified price which increases annually based on the passage of time beginning in November 2016. Based on the terms of the Series A Preferred Stock, the Company concluded that the Series A Preferred Stock should be classified as temporary equity in the accompanying consolidated balance sheet as of September 30, 2017.

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

Novume adjusts the value of the Series A Preferred Stock to redemption value at the end of each reporting period. The adjustment to the redemption value is recorded through additional paid in captial.

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

Rent expense for the three months ended September 30, 2017 and 2016 was $193,985 and $178,946 , respectively, and for the nine months ended September 30, 2017 and 2016 was $575,181 and $533,168, respectively and is included in selling, general and administrative expenses.

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

NOTE 14 – INVENTORY

As of September 30, 2017 and December 31, 2016, inventory consisted entirely of raw materials of $169,232 and $0, respectively.

NOTE 15 – EARNINGS (LOSS) PER SHARE

The following table provides information relating to the calculation of earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 (Restated)	2016	2017 (Restated)	2016
Basic and diluted (loss) earnings per share
Net (loss) earnings from continuing operations	$(791,360)	$(55,542)	$(1,913,460)	$420,208
Less: preferred stock accretion	(144,916)	-	(400,616)	-
Less: preferred stock dividends	(87,907)	-	(251,508)	-
Net income (loss) attributable to shareholders	(1,024,183)	(55,542)	(2,565,584)	420,208
Weighted average common shares outstanding - basic	11,756,560	9,713,956	10,920,866	7,016,373
Basic (loss) earnings per share	$ (0.09)	$(0.01)	$ (0.23)	$0.06

Weighted average common shares outstanding - diluted	11,756,560	9,713,956	10,920,866	7,123,160
Diluted (loss) earnings per share	$ (0.09)	$(0.01)	$ (0.23)	$0.06

Common stock equivalents excluded due to anti-dilutive effect	2,105,295	121,247	1,960,282	-

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 (Restated)	2016	2017 (Restated)	2016
Numerator:
Net (loss) earnings from continuing operations	$(791,360)	$(55,542)	$(1,913,460)	$420,208
Less : preferred stock accretion	(144,916)	-	(400,616)	-
Less: preferred stock dividends	(87,907)	-	(251,508)	-
Net income (loss) attributable to shareholders	$ (1,024,183)	$(55,542)	$ (2,565,584)	$420,208

Denominator (basic):
Weighted average common shares outstanding	11,756,560	9,713,956	10,920,866	7,016,373
Participating securities - Series A preferred stock	974,487	-	917,931	-
Weighted average shares outstanding	12,731,047	9,713,956	11,838,797	7,016,373

Loss per common share - basic under two-class method	$ (0.08)	$(0.01)	$ (0.22)	$0.06

Denominator (diluted):
Weighted average common shares outstanding	11,756,560	9,713,956	10,920,866	7,123,160
Participating securities - Series A preferred stock (1)	974,487	-	917,931	-
Weighted average shares outstanding	12,731,047	9,713,956	11,838,797	7,123,160

Loss per common share - basic under two-class method	$ (0.08)	$(0.01)	$ (0.22)	$0.06

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification ( "ASC") Topic 606, which supersedes existing accounting standards for revenue recognition and creates a single framework. Additional updates to Topic 606 issued by the FASB in 2015 and 2016 include the following:

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

Date: January 25, 2018