Form 10-K
period 2017-12-31
Novume Solutions, Inc.
filed 2018-04-12
CIK 1697851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
Commission File Number: 001-55833

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

The aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates of the registrant as of August 29, 2017 was approximately $41.8 million.

As of March 31, 2018, the Registrant had 14,496,697 shares of common stock, $0.0001 par value per share outstanding.

CERTAIN DEFINITIONS

Unless the context requires otherwise, all references in this Annual Report on Form 10-K (the “Annual Report”) to “Novume Solutions, Inc.,” “Novume,” “Company,” “we,” “our” and “us” refer to Novume Solutions, Inc. and its consolidated subsidiaries.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, prospective products and services, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products and services, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. These forward-looking statements are based largely on current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of risks, uncertainties and assumptions described under the sections in this Annual Report entitled “Risk Factors” and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

●
our history of losses;

●
difficulties in remaining competitive in the markets the companies serve;

●
the effects of future economic, business and market conditions;

●
difficulties in successfully managing our businesses;

●
difficulties in achieving cost savings, operating efficiencies and new revenue opportunities as a result of our acquisitions, and the incurrence of unforeseen costs and expenses;

●
the effects of the uncertainty of the acquisitions we complete on relationships with customers, employees and suppliers;

●
consolidation in the industries we serve;

●
limitations on our ability to continue to develop, manufacture and market innovative products and services;

●
costs and risks associated with acquisitions;

●
our failure to realize anticipated benefits from other acquisitions or the possibility that such acquisitions could adversely affect us, and risks relating to the prospects for future acquisitions;

●
the loss of key employees and the ability to retain and attract key personnel, including technical and managerial personnel;

●
quarterly and annual fluctuations in results of operations;

●
the diminished demand for our services;

●
the effects of war, terrorism, natural disasters or other catastrophic events; and

●
other risks and uncertainties, including those listed under the heading “Risk Factors” in this Annual Report.

As a result of these and other factors, the events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for us to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. A discussion of factors that could cause actual conditions, events or results to differ materially from those expressed in any forward-looking statements appears in “Part 1-Item 1A-Risk Factors.”

Readers are cautioned not to place undue reliance on forward-looking statements in this Annual Report or that we make from time to time, and to consider carefully the factors discussed in “Part 1-Item 1A-Risk Factors” of this Annual Report in evaluating these forward-looking statements. These forward-looking statements are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

PART I

Item 1.  Business

Company Overview

We are a leading provider of support services to the government contracting market. Generally speaking, our clients are companies that serve the government. We:

●
Capture business by helping our clients to win government contracts.

●
Manage risk by being prepared for, and responding to, disruptive events and creating secure systems.

●
Run client back-end services by providing various managed services.

●
Perform their contract requirements by providing specialized staffing services primarily in the aerospace and aviation industries.

We support the government contracting industry that:

●
Represented over $439 billion of U.S. federal government spending in FY 2017 according to USASpending.gov.

●
Has proven to be relatively recession resistant.

●
Has, according to the U.S. federal government’s SAM database, as of January 2, 2018, over 528,000 government contractors of which over 52,000 are located in Washington, DC, Maryland and Virginia, many of which are located in an area commonly known as the "Beltway" and are in close proximity to our headquarters.

We see the professional services support sector of the industry in which we operate as:

●
Highly fragmented

●
Comprised of numerous small- and medium-sized businesses that are ripe for consolidation.

We believe these factors provide extraordinary growth opportunities for us.

Description of Services

Government Contracting Support Solutions

Our solutions assist government contractors with critical aspects of their business. Our services include:

●
Market intelligence and opportunity identification

●
Capture and strategic advisory

●
Proposal strategy and development

●
Teaming support

●
Managed human capital services

Our services also help commercially-focused firms gain entry into the government contracting market. Since 1983, we have assisted our clients with over $170 billion of government contract awards.

Risk Mitigation and Crisis Management

We combine best practice consulting with proven crisis management expertise, empowering clients to both anticipate and evaluate risks and manage disruptive events when they occur. We assess, audit, develop, train and test strategies and programs encompassing:

●
Predictive intelligence

●
Business continuity

●
Risk assessment

●
Crisis management and communications

●
Emergency and cyber incident response

●
Behavioral risk and threat assessment

●
Workplace violence prevention

We are focused on prevention in addition to planning and response initiatives. For example, our behavioral risk and threat assessment program, BERTHA®, positions schools, businesses and other organizations to prevent violence from occurring. This program helps our clients to identify early warning signs that may be exhibited by an individual before they are on a path to violence.

By educating others on emerging threats and strategies to combat those threats, we increase awareness of our initiatives through no-fee webinars, stress tests, and social media and blog articles that include analyses by members of our highly-credentialed expert council. We partner with industry associations and aggregators to deliver meaningful risk mitigation strategies and education. We also serve clients ranging from some of the world’s largest global companies to main street businesses across all industry sectors. We offer services to clients that enhance their ability to manage risk and respond to adverse events, thereby minimizing people, brand, reputation, financial, legal and regulatory impacts.

Specialty Staffing

We provide quality specialized contract personnel, temp-to-hire professionals, direct hires, and temporary or seasonal hires to the Department of Defense and a diverse group of companies in the aerospace and aviation industry nationally and have been instrumental in placing highly-skilled technical professionals in some of the world’s most prestigious engineering firms and government facilities for over 20 years. Some of the professionals that we place in the aerospace and aviation industry include:

●
FAA Certified Airframe & Power Plant Mechanics

●
Avionics and Embedded Software Engineers

●
FCC Certified Avionic Technicians

●
I.A. Licensed Aircraft Inspectors

●
Flight Test Engineers

●
Process/Repair Engineers

●
Simulation Engineers

Since they operate as professional services companies, our recent acquisitions of Global Technical Services, Inc. and Global Contract Professionals, Inc. (collectively referred to as “Global” or the "Global Entities") represented a material change in our business operations, but were consistent with our corporate strategy of acquiring and building professional services companies that add to the product mix that we can provide to our subsidiaries’ existing customer base. Because of the time-sensitive aspects of their contracts, specialty staffing is a service that most large aviation and aerospace companies need, and our customers use specialty staffing to fulfill a variety of roles. We believe Global also has the potential to provide specialty staffing support to contractors outside of the aviation and aerospace sectors, thereby supporting a wider spectrum of clients. After completing the acquisition, we began, and are currently continuing the integration of the administrative functions and marketing efforts of Global into our operations.

Our Industry

According to USASpending.gov, the U.S. federal government spent an average of over $450 billion each year from FY 2013 through 2017 for goods and services, creating one of the largest and most stable markets in the world, and there are thousands of government contractors providing these goods and services. We provide professional services that offer scalable and compliant outsourced support to companies that deliver these goods and services.

The industry in which we operate is fragmented with many small firms providing niche services.

A unique characteristic of this industry is that many of these companies are concentrated in the Beltway. The U.S. federal government’s contract spending in Virginia, Maryland and the District of Columbia was more than $92 billion in FY 2017, according to USASpending.gov. This represents 21% of the $436 billion of total contract spending in FY 2017.

Because of the geographic concentration of these clients, there is also a large, but fragmented, concentration of service providers for these companies. Although the businesses that provide resources to the government contracting sector are diverse and highly fragmented, their clients have many common needs resulting from the basic qualifications and standard requirements inherent in the government procurement process. We believe that there is a unique opportunity for consolidation in this sector, both in the Washington, DC market, and in other parts of the country.

While our immediate goal is to improve our ability to serve this sector by pooling our subsidiaries’ resources and client contacts, our ultimate objective is to expand our ability to meet the unique needs of this sector by assembling, through organic growth and strategic acquisitions, a complimentary suite of service and systems providers with demonstrated ability to satisfy its need for high value talent and support services. In addition to the benefits of shared costs and pooled resources, we expect to benefit from the increased client involvement that targeted expansion of our market segments can provide. Drawing on the insights and experience of our combined leadership team, we expect to both increase our contact with, and improve our understanding of, the needs of the enterprises we serve. We would like to be recognized as the best place to go for outsourced services when a government contractor must meet an unusual need.

Clients

To be a government contractor, a company must be able to meet rigid standards. As a result, our clients are typically well-established, financially-stable businesses with both a reputation for excellence and high standards and a demonstrated ability to survive and prosper through innovation and adaptation.

The U.S. federal government’s SAM database as of March 23, 2018 includes over 529,000 government contractors and approximately 52,000 are located in Washington, DC, Maryland and Virginia. Government contractors range from small privately-owned lifestyle companies to members of the Fortune 100.

Since 1983, we have served thousands of these entities. In 2017, we provided services to 14 of the Top 100 largest federal contractors (based on their fiscal 2016 prime contracts in IT, systems integration, professional services and telecommunications) as identified by Washington Technology (https://washingtontechnology.com/toplists/top-100-lists/2017.aspx).

Marketing and Sales

We obtain client engagements primarily through business development efforts, cross-selling of our services to existing clients, and maintaining client relationships, as well as referrals from existing and former clients.

Our business development efforts emphasize lead generation, industry group networking and corporate visibility. Most of our business development efforts are led by members of our professional teams, who are also responsible for managing projects. Our business development efforts are further supported by personnel located at our corporate headquarters.

We are working to position ourselves as a preferred, single-source provider of specialized professional services to our clients. As our service offerings become more diverse, we anticipate increasing our cross-selling opportunities. Our goals are to offer a broader range of services to existing clients and to broaden our client base using our existing value-added solutions.

Competition

We believe that the sectors in which we operate are highly fragmented and characterized by many smaller companies generally having fewer than ten employees. These companies tend to focus their operations on local customers or specialized niche activities. As a result, we compete with many smaller, more specialized companies that concentrate their resources in particular areas of expertise. The extent of our competition varies according to sectors and geographic areas.

We believe we compete on quality of service, relevant experience, staffing capabilities, reputation, geographic presence, stability, and price. Price differentiation remains an important element in competitive tendering and is a significant factor in bidding for contracts. The importance of the foregoing factors varies widely based upon the nature, location, and scale of our clients’ needs. We believe that certain economies of scale can be realized by service providers that establish a national presence and reputation for providing high-quality and cost-effective services. Our ability to compete successfully will depend upon the effectiveness of our marketing efforts, the strength of our client relationships, our ability to accurately estimate costs and bid for work, the quality of the work we perform and our ability to hire and train qualified personnel.

Competitive Strengths

We believe we have the following competitive strengths:

●
Experienced, talented, and motivated professionals – We employ seasoned professionals with a broad array of specialties, a strong customer service orientation and in many cases, the required professional certifications and advanced degrees. Our executive officers have significant operating and management experience and have been involved in analyzing potential acquisition transactions. We place a high priority on attracting, motivating and retaining top professionals to serve our clients, and our compensation system emphasizes the use of performance-based incentives, including opportunities for stock ownership, to achieve this objective.

●
Niche expertise – The services that we provide are highly-specialized professional services that have high barriers to entry. While we have a base of in-house professionals, we also have access to a very large group of consultants who can provide subject matter expertise for unique projects and who can supplement our workforce based on client demand.

●
Industry-recognized quality of service – We believe that we have developed a strong reputation for quality service based upon our industry-recognized depth of experience, ability to attract and retain quality professionals, and expertise across multiple service sectors.

●
Strong, long-term client relationships – Our combination of niche market experience and professionals with requisite expertise has enabled us to develop strong relationships with our core clients. By serving clients on a long-term basis, we are able to gain a deep understanding of their overall business needs as well as the unique technical requirements of their projects. This increased understanding gives us the opportunity to provide superior value to our clients by allowing us to more fully assess and better manage the risks inherent in their projects.

●
One-stop shop – The combination of services we offer allows our clients to focus on executing their contracts and getting more work by not being encumbered with administrative functions required when doing business with the government.

Growth Strategies

We intend to use the following growth strategies as we seek to expand our market share in our current areas of expertise and eventually position ourselves as a preferred provider of comprehensive specialized professional services to our clients:

●
Strategic Acquisitions – We seek acquisitions that allow us to expand or enhance our capabilities in our existing service offerings. In analyzing new acquisitions, we pursue opportunities that function as profitable stand-alone operations or are complementary to our existing businesses. We believe that expanding our business through strategic acquisitions will enable us to exploit economies of scale in the areas of finance, human resources, marketing, administration, information technology, and legal, while also providing cross-selling opportunities among our vertical service offerings.

●
Common Theme – Most government contractors need the various services that we provide. Our companies sell to the same client pool allowing for one-stop-shop, cross selling opportunities.

●
Geographic Expansion – Parts of the country have substantial government presence that allow for easy expansion of our footprint, such as the U.S. Navy in San Diego and the U.S. Air Force in Denver.

●
Business Development – With additional resources we intend to grow our business by investing in a larger sales force and integrated client relationship management tools.

The universe of providers that service our clients is fragmented and diverse. Drawing on the insights and experience of our combined leadership team, we expect to both increase our contact with, and improve our understanding of, the needs of the enterprises we serve. By working together under common leadership, we believe our combined companies can better identify the qualities in our companies that the world’s leading businesses value most. We will then work to further enhance each company’s ability to perform in these areas by providing material support as well as exchanges of talent and ideas. By using our increased contact with our clients, we will also be working to enhance our clients’ awareness of these capabilities across our platform.

Through our core businesses, we occasionally become aware of situations where our resources can play a critical role in bringing an organization to the next level in its development. Under appropriate circumstances we may acquire, receive or retain an interest in these organizations as part of our enterprise initiative. Brekford Traffic Safety, Inc. (“Brekford”) serves as a public safety technology services provider of fully integrated automated traffic safety enforcement solutions, including speed and red-light enforcement cameras, and a comprehensive citation management software suite. Brekford has recently announced the development of a first-of-its-kind camera and data management system designed to track and monitor violations of “move over laws.” The National Law Enforcement Officers Memorial Fund reports that in the past decade, 126 police officers have been killed when struck by vehicles. The Emergency Responder Safety Institute estimates that about seven emergency workers and 50 tow operators are killed annually by passing vehicles. In addition, there are many unreported injuries and near misses.

Our History

We are a Delaware corporation that was formed in February 2017 to effectuate the mergers of, and become a holding company for KeyStone Solutions, Inc. (“KeyStone”) and Brekford. Our services are provided through six wholly owned subsidiaries: AOC Key Solutions, Inc.; Firestorm Solutions, LLC and Firestorm Franchising, LLC (collectively referred to as “Firestorm” or “Firestorm Entities”); Global Technical Services, Inc. and Global Contract Professionals, Inc. (collectively referred to as “Global” or the "Global Entities"); and Novume Media, Inc. (“Novume Media”).

We conduct core operations through our primary operating subsidiaries:

●
Government Contracting Support Solutions – AOC Key Solutions has been helping government contractors to win business since 1983.

●
Risk Mitigation and Crisis Management – Firestorm has been in business since 2005.

●
Specialty Staffing – Global provides these services and has been supplying personnel to the aerospace/aviation industry since 1989.

Strategic Acquisitions

BC Management Acquisition

On December 31, 2017, Novume completed its acquisition of certain assets of BC Management, Inc. (“BC Management”). BC Management provides staffing and research services for the business continuity, disaster recovery, crisis management, risk management, and information security sectors and will augment the risk mitigation and crisis management services we provide to our clients.

Consideration paid as part of this acquisition included: (a) $100,000 in cash, (b) 33,333 shares of Novume common stock valued at $163,332 and (c) 66,666 warrants to purchase Novume common stock valued at $123,472. As the BC Management acquisition has recently been completed, the Company is currently in the process of completing the purchase price allocation treating the BC Management acquisition as a business combination. The 2017 financial statements include the preliminary purchase price allocation for BC Management. Any revision in the purchase price allocation will be included in the Company’s consolidated financial statements in future periods.

Global Acquisition

On October 1, 2017 (the “Global Closing Date”), the Company completed its acquisition of Global Technical Services, Inc. (“GTS”) and Global Contract Professionals, Inc. (“GCP) (collectively, the “Global Entities”) (the “Global Merger”). Consideration paid as part Global Merger included: (a) $750,000 in cash, (b) 375,000 shares of Novume common stock and (c) 240,861 shares of Novume Series B Cumulative Convertible Preferred Stock (the “Novume Series B Preferred Stock”). In addition to the merger consideration, Novume paid $365,037 to satisfy in full all of the outstanding debt of GTS and GCP at closing, except for certain intercompany debt and ordinary course debt, and amounts due under (a) the Secured Account Purchase Agreement dated August 22, 2012 by and between GTS and Wells Fargo Bank, National Association (the “GTS Wells Fargo Credit Facility”) and (b) the Secured Account Purchase Agreement dated August 22, 2012 by and between GCP and Wells Fargo Bank, National Association (the “GCP Wells Fargo Credit Facility” and together with the GTS Wells Fargo Credit Facility, the “Wells Fargo Credit Facilities”), which will remain in effect following the consummation of the Global Merger. In connection with the Wells Fargo Credit Facilities, Novume has delivered to Wells Fargo Bank, National Association, general continuing guaranties dated September 29, 2017 and effective upon the Global Closing Date of the Global Merger (the “Wells Fargo Guaranty Agreements”), guaranteeing the Guaranteed Obligations of GTS and GCP (as defined in the Wells Fargo Guaranty Agreements) under the Wells Fargo Credit Facilities, and paid $175,000 in the aggregate to reduce the current borrowed amounts under the Wells Fargo Credit Facilities as of the Global Closing Date.

As part of the Global Merger, the Company created 240,861 shares of $0.0001 par value Novume Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”). All Series B Preferred Stock was issued at a price of $10.00 per share as part of the acquisition of the Global Merger. The Series B Preferred Stock is entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. The Series B Preferred Stock has a conversion price of $5.00 per share. Each Series B Preferred Stock has an automatic conversion feature based on the share price of Novume.

Brekford Acquisition

On August 28, 2017, the mergers by and among Novume, KeyStone, Brekford, Brekford Merger Sub, Inc. (“Brekford Merger Sub”), and KeyStone Merger Sub, LLC (“KeyStone Merger Sub”) (the “Brekford Merger”), were consummated. As a result, Brekford became a wholly-owned subsidiary of the Novume, and Brekford Merger Sub ceased to exist. KeyStone Merger Sub also became a wholly-owned subsidiary of the Novume, and KeyStone Solutions, Inc. ceased to exist. When KeyStone Merger Sub filed its certificate of merger with the Secretary of State of the State of Delaware, it immediately effectuated a name-change to KeyStone Solutions, LLC, the name by which it is now known.

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

Firestorm Acquisition

On January 25, 2017 (the “Firestorm Closing Date”), Novume acquired the Firestorm Entities. Pursuant to the terms of the Membership Interest Purchase Agreement (the “MIPA”), by and among Novume, each of the Firestorm Entities, each of the Members of the Firestorm Entities, and a newly created acquisition subsidiary of Novume, Firestorm Holdings, LLC (“Firestorm Holdings”), Novume acquired all of the membership interests in each of the Firestorm Entities for the following consideration:

●
$500,000 in cash in the aggregate paid by Novume as of the Firestorm Closing Date to the three principals of Firestorm (“Firestorm Principals”);

●
$1,000,000 in the aggregate in the form of four unsecured, subordinated promissory notes issued by Novume payable over five years after the Firestorm Closing Date, to all the members (consisting of the Firestorm Principals and the fourth member of the Firestorm Entities (the “Fourth Member”). The notes payable to the Firestorm Principals are individually referred to herein as a “Firestorm Principal Note” and collectively, as the “Firestorm Principal Notes”. The Firestorm Principal Notes are payable at an interest rate of 2% and the Fourth Member Note is payable at an interest rate of 7%;

●
Each of the Firestorm Principals was issued 162,698 (315,625 post Brekford Merger) shares of Novume common stock, par value $0.0001 per share, for an aggregate issuance of 488,094 (946,875 post Brekford Merger) shares of Novume common stock;

●
Each of the Firestorm Principals received warrants to purchase 54,233 (105,209 post Brekford Merger) shares of Novume common stock, exercisable over a period of five years after the Firestorm Closing Date, at an exercise price of $2.58 per share; and

●
Each of the Firestorm Principals received warrants to purchase 54,233 (105,209 post Brekford Merger) shares of Novume common stock, exercisable over a period of five years after the Firestorm Closing Date, at an exercise price of $3.60 per share.

Reportable Segments

Based on its analysis of current operations, management has determined that Novume has only one reportable segment, which is Novume. Management will continue to reevaluate its segment reporting as the Company grows and matures. However, the chief operating decision-maker currently uses aggregate results to make operating and strategic decisions, and, therefore, the Company believes its entire operation is currently covered under a single reportable segment.

Employees

As of March 31, 2018, Novume had 120 employees, of which 110 were full time, and access to approximately 400 consultants. We consider our employee relations to be good. To date, we have been able to locate and engage highly-qualified employees as needed and do not expect our growth efforts to be constrained by a lack of qualified personnel.

Trends and Seasonality

We generate revenues from fees and reimbursable expenses for professional services primarily billed on an hourly rate, time-and-materials (“T&M”) basis. Clients are typically invoiced monthly, with revenue recognized as the services are provided. T&M contracts represent over 95% of our client engagements and do not provide us with a high degree of predictability of future period performance. In a few cases, a fixed-fee engagement for our services may be entered into. Fixed-fee engagements can be invoiced once for the entire job, or there could be several “progress” invoices for accomplishing various phases or reaching contractual milestones.

Novume’s financial results are impacted principally by the:

1)
demand by clients for services;

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

Insurance and Risk Management

We maintain insurance covering professional liability and claims involving bodily injury, property and economic loss. We consider our present limits of coverage, deductibles, and reserves to be adequate. Whenever possible, we endeavor to eliminate or reduce the risk of loss on a project through the use of quality assurance and control, risk management, workplace safety, and other similar methods.

Risk management is an integral part of our project management approach for fixed-price contracts and our project execution process. We also evaluate risk through internal risk analyses in which our management reviews higher-risk projects, contracts, or other business decisions that require corporate legal and risk management approval.

Regulation

We are regulated in some of the fields in which we operate. When working with governmental agencies and entities, we must comply with laws and regulations relating to the formation, administration, and performance of contracts. These laws and regulations contain terms that, among other things may require certification and disclosure of all costs or pricing data in connection with various contract negotiations. We also work with U.S. federal government contractors and have staff cleared to work on classified materials. One of our leased facilities is cleared for classified material. We are subject to the laws and regulations that restrict the use and dissemination of information classified for national security purposes.

To help ensure compliance with these laws and regulations, our employees are sometimes required to complete tailored ethics and other compliance training relevant to their position and our operations.

Item 1A.  Risk Factors

Risks Relating to Our Corporate Structure and Business

We are currently not profitable and we may be unable to become profitable on a quarterly or annual basis.

For the year ended December 31, 2017, we had a loss from operations before taxes of $5,335,799. We cannot assure that we will be profitable in the future. Our ability to become profitable in future periods could be impacted by budgetary constraints, government and political agendas, economic instability and other items that are not in our control. We cannot assure that our financial performance will sustain a sufficient level to completely support operations. A significant portion of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund operations and achieve our business plan and could cause the market price of our common stock to decline.

If we experience declining or flat revenues and fail to manage such declines effectively, we may be unable to execute our business plans and may experience future weaknesses in operating results.

To achieve future growth, we will need to continue to add additional qualified personnel, and invest in additional research and development and sales and marketing activities, which could lead to increases in our expenses and future declines in operating results. In addition, our future expansion is expected to place a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage these activities or any revenue declines successfully, our business, financial condition and results of operations could be adversely affected.

Our business has significant working capital needs and if we are unable to satisfy those needs from cash generated from our operations or borrowings under our revolving credit facility, our financial condition will be adversely affected.

We require significant amounts of working capital to operate our business. If we experience a significant and sustained drop in operating profits, or if there are unanticipated reductions in cash inflows or increases in cash outlays, we may be subject to cash shortfalls. If such a shortfall were to occur for even a brief period, it could have a significant adverse effect on our business. In particular, we use working capital to pay expenses relating to our employees and temporary workers and to satisfy our workers’ compensation liabilities. Generally, we pay our workers on a biweekly basis while we generally receive payments from our customers 30 to 60 days after billing. As a result, we must maintain sufficient cash availability to pay employees and independent contractors and fund related payroll liabilities prior to receiving payment from customers.

We have derived working capital for our operations through cash generated by our operating activities and borrowings under our revolving credit facility. We believe that our current sources of capital are adequate to meet our working capital needs. However, our available sources of capital are limited. If our working capital needs increase in the future, we may be forced to seek additional sources of capital, which may not be available on commercially reasonable terms.

The amount we are entitled to borrow under our revolving credit facility is calculated monthly based on the aggregate value of certain eligible trade accounts receivable generated from our operations, which are affected by financial, business, economic and other factors, as well as by the daily timing of cash collections and cash outflows. The aggregate value of our eligible accounts receivable may not be adequate to allow for borrowings for other corporate purposes, such as capital expenditures or growth opportunities, which could reduce our ability to react to changes in the market or industry conditions.

Our revolving credit facility includes various financial and other covenants with which the Company must comply in order to maintain borrowing availability and avoid penalties, including minimum fixed charge coverage ratio and minimum working capital ratio.

Any future failure to comply with the covenants which may occur under our revolving credit facility could result in an event of default which, if not cured or waived, could trigger prepayment obligations. There can be no assurance that any future lender will waive defaults that may occur in the future. If we were forced to refinance our revolving credit facility, there can be no assurance that such refinancing would be available or that such refinancing would not have a material adverse effect on our business and financial condition. Even if such refinancing were available, the terms could be less favorable, and our results of operations and financial condition could be adversely affected by increased costs and interest rates.

The success of our business will depend, in part, on the continued services of certain key personnel and our ability to attract and retain qualified personnel.

The success of our business will depend, in part, on the continued services of certain members of our management. In particular, the loss of the services of any of Robert A. Berman as Chief Executive Officer and our director, Harry Rhulen as President, and Suzanne Loughlin as Chief Administrative Officer and General Counsel could have a material adverse effect on our business, results of operations, and financial condition. Our inability to attract and retain qualified personnel could significantly disrupt our business.

In addition, as a solutions provider that provides engineers, certified technicians and other professionals, our business is labor intensive and, therefore, our ability to attract, retain, and expand our senior management, sales personnel, and professional and technical staff is an important factor in determining our future success. The market for qualified engineers, certified technicians, and other professionals is competitive and we may not be able to attract and retain such professionals. It may also be difficult to attract and retain qualified individuals in the timeframe demanded by our clients. Furthermore, some of our contracts may require us to employ only individuals who have particular government security clearance levels. Our failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively.

Our strategy of growth through acquisitions could excessively burden or otherwise strain our business.

It is our intent to continue to grow through strategic acquisitions. Investigation of target businesses, and negotiations and financial arrangements to acquire them, require significant management efforts and involve substantial costs for accountants, attorneys and others. Successful integration of newly acquired target companies may place a significant burden on our management and internal resources, and may require the implementation of additional internal controls and management and financial systems. The diversion of management’s attention and any difficulties encountered in the transition and integration processes could harm our business, financial condition and operating results. In addition, we may be unable to execute our acquisition strategy as planned, resulting in under-utilized resources and a failure to achieve anticipated growth. Our operating results and financial condition will be adversely affected if we are unable to achieve, or achieve on a timely basis, cost savings or revenue opportunities from any future acquisitions, or incur unforeseen costs and expenses or experience unexpected operating difficulties from the integration of acquired businesses.

We may fail to realize the anticipated benefits of acquisitions which we consummate.

We acquired Firestorm, Brekford, Global and BC Management in 2017, and Secure Education Consultants, LLC (“SEC LLC”) in January 2018. We have only just begun to integrate the operations of these acquired companies that previously operated independently. There can be no assurance that we will not encounter significant difficulties in integrating the respective operations of these companies.

The difficulties of integrating the acquisitions may include, among others:

●
unanticipated issues in integration of information, communications, and other systems;

●
unanticipated incompatibility of logistics, marketing, and administration methods;

●
integrating the business cultures of both companies;

●
preserving important strategic client relationships;

●
consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

●
coordinating geographically separate organizations.

The achievement of the benefits expected from integration of the acquired companies may require us to incur significant costs. The incurrence of any such costs, as well as any unexpected costs or delays, in connection with such integration, could have a material adverse effect on our business, operating results or financial condition.

We are subject to business uncertainties following the consummation of acquisitions that could adversely affect our business.

Uncertainties about the effect of our recent acquisitions on employees and customers may have an adverse effect on our company. These uncertainties may impair our ability to attract, retain and motivate key personnel for a period of time after the acquisitions, and could cause customers, suppliers and others that deal with us to seek to change existing business relationships with us, which may have an adverse effect on the Company. Employee retention may be particularly challenging, as employees may experience uncertainty about their future roles with the Company. If, despite our retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, as the case may be, our business could be seriously harmed.

Resources could be wasted in pursuing acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a potential business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete a potential business combination for any number of reasons including those beyond our control. These may include terms and conditions which we are unable to satisfy or actions on the part of an acquisition target that prevents us from completing the acquisition on reasonable terms. Any such event will result in a loss to us of the related costs incurred, including fees and penalties for non-performance, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. We may also experience litigation intended to challenge or otherwise prevent the consummation of an acquisition or as a result of non-consummation of a planned merger. Such litigation may consume management resources, distract our personnel and result in publicity which affects our future acquisitions.

We may be required to write-down certain assets after completing our required annual evaluations, which may affect our reported financial results.

The initial determination of the fair value of assets we acquire upon consummation of an acquisition is based upon a valuation. We are required to analyze the carrying value of our acquired intangibles and goodwill on an annual basis going forward. After we complete the detailed annual evaluation of the carrying value of the intangible assets, we may be required to make adjustments to our consolidated balance sheet and/or statement of operations. Any adjustments will affect our reported financial results.

We may issue additional notes or other debt securities, or otherwise incur substantial additional debt which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in the Company.

The anticipated cash needs of our business could change significantly as we pursue and complete business acquisitions, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business. As of December 31, 2017, we had $1,405,994 of notes payable and $3,663,586 due on lines of credit. On April 3, 2018, Novume and Brekford entered into a transaction pursuant to which an institutional investor loaned to $2,000,000 to Novume and Brekford. If we require additional capital resources to grow our business, either internally or through acquisition, we may need to seek to secure additional debt financing. We may not be able to obtain financing arrangements on acceptable terms or in amounts sufficient to meet our needs in the future.

The incurrence of debt could have a variety of negative effects, including:

●
default and foreclosure on our assets if our operating revenues are insufficient to repay our debt obligations;

●
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●
our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●
our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●
increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Improper disclosure of confidential and personal data could result in liability and harm to our reputation.

We store and processes increasingly large amounts of confidential information concerning our employees, customers and vendors, as well as confidential information on behalf of our customers and must ensure that such storage and processing is compliant with our contractual obligations and all applicable national and local privacy laws, rules, and regulations. These laws, rules, and regulations can vary significantly from country to country, with many being more onerous than those in the U.S. The risk of failing to comply with these laws, rules, and regulations increases as we continue to expand globally and become subject to an increasing number of foreign laws, rules, and regulations. Moreover, we must ensure that all of our vendors who have access to such information also have the appropriate privacy policies, procedures and protections in place. Although we take appropriate measures to protect such information, the continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. If our security measures are breached as a result of third-party action, employee or subcontractor error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to customer data, our reputation may be damaged, our business may suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and are growing increasingly sophisticated. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures.

This environment demands that we continuously improve our design and coordination of security controls throughout the Company. Despite these efforts, it is possible that our security controls over data, training, and other practices we follow may not prevent the improper disclosure of personally identifiable or other confidential information.

If an actual or perceived breach of our security occurs, we could be liable under laws and regulations that protect personal or other confidential data resulting in increases costs or loss of revenues and the market perception of our services could be harmed.

Our business could be negatively impacted by cyber and other security threats or disruptions.

We face various cyber and other security threats, including attempts to gain unauthorized access to sensitive information and networks; insider threats; threats to the security of our facilities and infrastructure; and threats from terrorist acts or other acts of aggression. Cyber threats are constant and evolving and include, but are not limited to, computer viruses, malicious software, destructive malware, attacks by computer hackers attempts to gain unauthorized access to data, disruption or denial of service attacks, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release or loss of confidential, personal or otherwise protected information (ours or that of our employees, customers or subcontractors), and corruption of data, networks or systems. In addition, we could be impacted by cyber threats or other disruptions or vulnerabilities found in products we use or in our partners’ or customers’ systems that are used in connection with our business. Our clients and subcontractors face similar threats and/or they may not be able to detect or deter them, or effectively to mitigate resulting losses. These threats could damage our reputation as well as our subcontractor’s ability to perform and could affect our client’s ability to pay.

Although we use various procedures and controls to monitor and mitigate the risk of these threats to us, our clients and our partners, there can be no assurance that these procedures and controls will be sufficient. The impact of these factors is difficult to predict, but one or more of them could result in the loss of information or capabilities, harm to individuals or property, damage to our reputation and/or require remedial actions or lead to loss of business, regulatory actions potential liability and financial loss, any one of which could have a material adverse effect on our financial position, results of operations and/or cash flows.

We are dependent upon technology services, and if we experience damage, service interruptions or failures in our computer and telecommunications systems, our customer and worker relationships and our ability to attract new customers may be adversely affected.

Our business could be interrupted by damage to or disruption of our computer, telecommunications equipment, or software systems. Our customers’ businesses may be adversely affected by any system or equipment failure we experience. As a result of any of the foregoing, our relationships with our customers may be impaired, we may lose customers, our ability to attract new customers may be adversely affected and we could be exposed to contractual liability. Precautions in place to protect us from, or minimize the effect of, such events may not be adequate.

In addition, the failure or disruption of mail, communications and/or utilities could cause an interruption or suspension of our operations or otherwise harm our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, revenue, profits and operating results could be adversely affected.

If we do not keep pace with rapid technological changes and evolving industry standards, we will not be able to remain competitive, and the demand for our services will likely decline.

The markets in which we operate are in general characterized by the following factors:

●
changes due to rapid technological advances;

●
additional qualification requirements related to technological challenges; and

●
evolving industry standards and changes in the regulatory and legislative environment.

Our future success will depend upon our ability to anticipate and adapt to changes in technology and industry standards, and to effectively develop, introduce, market and gain broad acceptance of new product and service enhancements incorporating the latest technological advancements.

Improvements in communications technology could expand the pool of potential competitors and diminish the demand for our traditional services.

Based on recent technological developments, the market for outsourced services may diminish. Some of our competitors are beginning to advertise for various services on line, including experts for sale, anonymous authors to complete certain proposal sections for an “introductory fee,” and even selling entire proposals on-line, sometimes by overseas vendors at extremely low prices. If these companies are successful at providing traditional consulting services at prices we cannot compete with, it may diminish the demand for some of our services, which may adversely affect our revenues, results of operations and financial condition.

We operate in a highly competitive industry with low barriers to entry, and may be unable to compete successfully against existing or new competitors.

Our business is highly competitive, and we compete with companies that may have greater name recognition and financial resources, as well as many independent sole proprietors who sell themselves as outsourced resources. We also compete with providers of outsourcing services, systems integrators, computer systems consultants and other providers of services. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.

The needs of our clients change and evolve regularly. Accordingly, our success depends on our ability to develop services and solutions that address these changing needs of our clients, and to provide people and technology needed to deliver these services and solutions. In order to compete effectively in our markets, we must target our potential customers carefully, continue to improve our efficiencies and the scope and quality of our services, and rely on our service quality, innovation, and client relations to provide services on a cost-effective basis to our clients. Our competitors may be able to provide clients with different or greater capabilities or technologies or better contract terms than we can provide, including technical qualifications, past contract experience, geographic presence, price and the availability of qualified professional personnel.

In addition, heightened competition among our existing competitors, especially on a price basis, or by new entrants into the market, could create additional competitive pressures that may reduce our margins and adversely affect our business. If our competitive advantages are not compelling or sustainable, then we are unlikely to increase or sustain profits and our stock price could decline.

Our business is subject to risks associated with geographic market concentration.

The geographic concentration of revenue greater than 10% of our pro forma consolidated revenue in fiscal years 2017 and 2016 was generated in the following areas:

State	2017	2016
Texas	34.7%	36.4%
Virginia	29.5%	34.7%

Consequently, economic conditions in these regions could reduce demand for our products and services, increase costs or otherwise have a material adverse effect on our financial position and results of future operations.

A downturn of the U.S. or global economy could result in our customers using fewer workforce solutions and services or becoming unable to pay us for our services on a timely basis or at all, which would materially adversely affect our business.

Because demand for our solutions and services are sensitive to changes in the level of economic activity, our business may suffer during economic downturns. During periods of weak economic growth or economic contraction, the demand for outsourced services could decline. When demand drops, our operating profit could be impacted unfavorably as we experience a deleveraging of our selling and administrative expense base because expenses may not decline as quickly as revenues. In periods of decline, we can only reduce selling and administrative expenses to a certain level without negatively impacting the long-term potential of our business.

Additionally, during economic downturns companies may slow the rate at which they pay their vendors, or they may become unable to pay their obligations. If our customers become unable to pay amounts owed to us, or pay us more slowly, then our cash flow and profitability may suffer significantly.

We may be exposed to employment-related claims and losses, including class action lawsuits, which could have a material adverse effect on our business.

We typically place or assign personnel in the workplaces of other businesses. The risks of these activities include possible claims relating to:

●
discrimination and harassment;

●
wrongful termination or denial of employment;

●
violations of employment rights related to employment screening or privacy issues;

●
classification of temporary workers;

●
assignment of illegal aliens;

●
violations of wage and hour requirements;

●
retroactive entitlement to temporary worker benefits;

●
errors and omissions by our independent contractors or temporary workers;

●
misuse of customer proprietary information;

●
misappropriation of funds;

●
damage to customer facilities due to negligence; and

●
criminal activity.

We may incur fines and other losses or negative publicity with respect to these claims. In addition, these claims may give rise to litigation, which could be time-consuming and expensive. New employment and labor laws and regulations may be proposed or adopted that may increase the potential exposure of employers to employment-related claims and litigation. There can be no assurance that the corporate policies we have in place to help reduce our exposure to these risks will be effective or that we will not experience losses as a result of these risks. There can also be no assurance that the insurance policies we have purchased to insure against certain risks will be adequate or that insurance coverage will remain available on commercially reasonable terms or be sufficient in amount or scope of coverage.

We are dependent on workers’ compensation insurance coverage at commercially reasonable terms.

We provide workers’ compensation insurance for our employees and temporary workers and are contractually obligated to collateralize our workers’ compensation obligations under our workers’ compensation program through irrevocable letters of credit, surety bonds or cash. A significant portion of our workers’ compensation program renews annually on January 1 of each year, and as part of the renewal, could be subject to an increase in collateral. In addition, collateral requirements can be significant and place pressure on our liquidity and working capital capacity. Further, we cannot be certain we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on commercially reasonable terms. Depending on future changes in collateral requirements, we could be required to seek additional sources of capital in the future, which may not be available on commercially reasonable terms, or at all. The loss of our workers’ compensation insurance coverage would prevent us from doing business in the majority of our markets

The spending cuts imposed by Congress could impact our operating results.

The U.S. government continues to focus on developing and implementing spending, tax, and other initiatives to stimulate the economy, create jobs, and reduce the deficit. One of these initiatives, the Budget Control Act of 2011 (the “BCA”), imposed constraints around U.S. government spending. In an attempt to balance decisions regarding defense, homeland security, and other federal spending priorities, the BCA imposed spending caps that contain approximately $487 billion in reductions to the Department of Defense base budgets over a seven-year period (to 2021). Additionally, the BCA triggered an automatic sequestration process, effective March 1, 2013, that would have reduced planned defense spending by an additional $500 billion over a nine-year period that began in the U.S. government’s 2013 fiscal year. In 2015, the Bipartisan Budget Act of 2015 (“BBA 2015”) raised the limit on the U.S. government’s debt until March 2017 and raised the sequester caps imposed by the BCA. The Bipartisan Budget Act of 2013 (“BBA 2013”) suspended some budget cuts that would have otherwise been instituted through sequestration in the U.S. government’s 2014 and 2015 fiscal years. While BBA 2013 and BBA 2015 (collectively, the “Bipartisan Budget Acts”), taken together, increased discretionary spending limits through the U.S. government’s 2017 fiscal year, the Bipartisan Budget Acts retained sequestration cuts for the U.S. government’s 2018 through 2021 fiscal years.

In March 2018, the Consolidated Appropriations Act (the “2018 Act”) was signed into law. It provides $1.3 trillion in funding through September 2018 and represents the largest investment in national defense in 15 years. It also anticipates $500 billion in new federal spending for defense and domestic programs over two years. Although the 2018 Act included a 2.4% pay raise for military personnel it also provides for significant increases military procurements. Furthermore, the 2018 Act seeks to maximize the participation of small and socio-economically diverse companies, which may increase the number of contractors offering goods and services to the federal government.

There remains uncertainty regarding how, or if, sequestration cuts will be applied in the U.S. government’s 2019 fiscal year and beyond. Despite the increases provided for in the Bipartisan Budget Act and the 2018 Act, in light of the budget restrictions under the BCA that will be in effect through 2021 and other deficit reduction pressures which may arise in the future, the degree of congressional constraint on discretionary spending by the U.S. government will remain a question for a number of years.

If annual appropriations bills are not enacted on a timely basis for the future fiscal years, the U.S. government may once again operate under continuing resolution(s), thus abating RFP processes and restricting new contracts or program starts and resulting in government slowdowns, or even shutdowns. The uncertainty regarding the volume of RFPs issued by the U.S. government could have long-term impacts for our industry and our Company, including that we may not have sufficient resources to handle any increase in demand for services.

Since we generate significant revenues from clients that bid on contracts with U.S. government agencies, our operating results could be adversely affected by spending caps or changes in the budgetary priorities of the U.S. government, as well as by delays in RFP processes, program starts or the award of contracts or task orders under contracts.

A delay in the completion of the budget process of the U.S. government could delay procurement of our services and have an adverse effect on our future revenue.

When the U.S. government does not complete its budget process before its fiscal year-end on September 30 in any year, government operations are typically funded by means of a continuing resolution. Under a continuing resolution, the government essentially authorizes agencies of the U.S. government to continue to operate and fund programs at the prior year end but does not authorize new spending initiatives. When the U.S. government operates under a continuing resolution, government agencies may delay the procurement of services, which could reduce our future revenue.

If our contractors and subcontractors fail to satisfy their obligations to us or other parties, or if we are unable to maintain these relationships, our revenue, profitability, and growth prospects could be adversely affected.

We depend on contractors and subcontractors in conducting our business. There is a risk that we may have disputes with our contractors or subcontractors arising from, among other things, the quality and timeliness of work performed by the contractor or subcontractor, client concerns about the contractor or subcontractor, or our failure to extend existing task orders or issue new task orders under a contract or subcontract. In addition, if any of our subcontractors fail to perform the agreed-upon services, go out of business, or fail to perform on a project, then our ability to fulfill our obligations as a prime contractor may be jeopardized and we may be contractually responsible for the work performed by those contractors or subcontractors. Historically, our relationship with our contractors and subcontractors have been good, and we have not experienced any material failure of performance by our contractors and subcontractors. However, there can be no assurance that such experience will continue and the absence of qualified subcontractors with which we have a satisfactory relationship could adversely affect the quality of our service and our ability to perform under some of our contracts.

We also rely on relationships with other contractors when we act as their subcontractor or joint venture partner. Our future revenue and growth prospects could be adversely affected if other contractors eliminate or reduce their subcontracts or teaming arrangement relationships with us or if a government agency terminates or reduces these other contractors’ programs, does not award them new contracts, or refuses to pay under a contract.

Due to the competitive process to obtain contracts and an increase in bid protests, we may be unable to achieve or sustain revenue growth and profitability.

We expect that some of the business that we seek in the foreseeable future will be under service agreements awarded to our clients through a competitive bidding process, including Indefinite Delivery/Indefinite Quantity (“ID/IQ”) contracts. The U.S. government has increasingly relied on contracts that are subject to a competitive bidding process, which has resulted in greater competition and increased pricing pressure. As a result, there is a tendency for it to place emphasis on low price over technical merit when selecting contractors. This in turn can result in the U.S. government contracts market attracting extremely low-priced competitors who expect consulting products and services to be priced accordingly. Government contractors may decide that they can prepare their bid responses with internal resources and not engage outside organizations to assist this process.

The competitive bidding process involves substantial costs and a number of risks, including significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to our clients, and therefore puts our reputation at risk and may affect our future contracts with these clients, or that may be awarded but for which we customers do not receive meaningful task orders which might make them less likely to bid for additional task orders. For support contracts awarded to us, we also face the risk of inaccurately estimating the resources and costs that will be required to fulfill these engagements, which also could impact our reputation and the likelihood of getting additional engagements for capture and proposal support.

Our business is directly tied to the success of our government contracting clients, which are increasingly reliant on ID/IQ contracts. ID/IQ contracts are not firm orders for services, and we may generate limited or no revenue from these contracts which could adversely affect our operating performance.

ID/IQ contracts are typically awarded to multiple contractors, and the award of an ID/IQ contract does not represent a firm order for services. Generally, under an ID/IQ contract, the government is not obligated to order a minimum of services or supplies from its contractor, irrespective of the total estimated contract value. In effect, an ID/IQ award acts as a “license,” permitting a government contractor to bid on task orders issued under the ID/IQ contract, but not guaranteeing the award of individual task orders. Following an award under a multi-award ID/IQ program, the customer develops requirements for task orders that are competitively bid against all of the contract awardees. However, many contracts also permit the U.S. government to direct work to a specific contractor. Our clients may not win new task orders under these contracts for various reasons, including price, past performance and responsiveness, among others. We support our government contractor clients both when they compete to get the umbrella ID/IQ contract and subsequently when we help the winners of those contracts compete for individual tasks. The proposals for both stages can be relatively brief and require quick turn-arounds, thus potentially reducing some opportunities to be awarded significant turn-key engagements. While it is possible that the increased importance of winning the umbrella ID/IQ contract will prompt clients to hire outside firms to prepare their proposals, it is also likely that government contractors will decide to prepare ID/IQ proposals without the assistance from outside experts.

We incur substantial costs as a result of operating as a public company and our management is required to devote substantial time to related compliance matters.

As a public company, we incur significant legal, accounting, and other expenses. under rules implemented by the United States Securities and Exchange Commission (“SEC”), and The NASDAQ Stock Market (“NASDAQ”). These impose various requirements on public companies, including establishing and maintaining effective disclosure and financial controls and corporate governance practices. Our management team will need to devote a substantial amount of time to these compliance requirements and we may need to hire additional personnel. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting. To achieve compliance with Section 404, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and divert management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

As a public company, complying with applicable rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantially higher costs to obtain and maintain the same or similar coverage.

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

In connection with the audit of our consolidated financial statements for the years ended December 31, 2017 and 2016, our management concluded that the Company had material weaknesses in its internal controls because we did not have adequately designed internal controls to ensure the timely preparation and review of the accounting for certain complex, non-routine transactions by those with appropriate technical expertise, which was necessary to provide reasonable assurance that the Company’s consolidated financial statements and related disclosures would be prepared in accordance with generally accepted accounting principles in the United States of America. In addition, we did not have adequately designed and documented financial close and management review controls to properly detect and prevent certain accounting errors and omitted disclosures in the footnotes to the consolidated financial statements. As defined in the Standards of the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management is developing a plan to remediate the material weaknesses although there can be no assurance that such plans, when enacted, will be successful.

Management continues to review and assess our internal controls to ensure we have adequate internal financial and accounting controls. However, any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, and cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that are required with respect to annual reports that we will file. The existence of a material weakness could result in errors in our financial statements that could cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information which may lead to a decline in our stock price.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations, which could subject our business to higher tax liability.

We may be limited in the portion of net operating loss carry-forwards that we can offset future taxable income with for U.S. federal and state income tax purposes. As of December 31, 2017, we had federal and state net operating loss carryforwards, or NOLs, of approximately $5.91 million and $0.27 million, respectively. A lack of future taxable income could adversely affect our ability to use these NOLs. In addition, future changes in our stock ownership, including through acquisitions, could result in ownership changes under Section 382 of the Internal Revenue Code and may result in a limitation on the amount of NOL carry-forwards that could be used annually to offset future taxable income and taxes payable. Our NOLs at December 31, 2017 may also be impaired under similar provisions of state law, and may expire unused or underused, which would prevent us from using our NOL carry-forwards to offset future taxable income.

We may need to raise additional capital in the future, which may not be available on acceptable terms, or at all.

We have experienced volatility in earnings and cash flows from operations from year to year. If our business declines, we may need to raise additional capital to pursue acquisitions or expand our operations. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

Our capital requirements will depend on many factors, including, but not limited to:

●
potential acquisitions of businesses and product lines;

●
our ability to control costs;

●
our ability to increase revenue, reduce net losses or generate net income;

●
increased research and development expenses and sales and marketing expenses;

●
our need to respond to technological advancements and our competitors’ introductions of new products, services or technologies;

●
capital improvements to new and existing facilities and enhancements to subsidiaries’ infrastructure and systems;

●
market acceptance of our services, and the overall level of sales of our services;

●
our relationships with customers and suppliers and the promptness of their payments;

●
government budgets, political agendas and other funding issues, including potential delays in government contract awards;

●
our ability to successfully negotiate arrangements with credit providers and the state of the financial markets, in general; and

●
general economic conditions, including the level of economic activity and the effects of international conflicts.

If our capital requirements are materially different from those currently planned, we may need additional capital sooner than anticipated. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and such securities may have rights, preferences and privileges senior to our common stock. Additional equity or debt financing may not be available on favorable terms, on a timely basis, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue our operations as planned, develop or enhance our products, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures, or we may be forced to sell assets at prices below their stated value.

Risks Relating to our Common Stock

There has been a limited public market for our common stock, the stock price of our common stock may be volatile or may decline regardless of our performance, and you may not be able to resell your shares at or above the public offering price.

Our common stock was previously quoted on the OTCQX and has been trading on the Nasdaq Capital Market since January 10, 2018. There is no established trading market for some of our securities and there has been a limited public market for our common stock. The market prices of the securities of newly listed companies can be highly volatile. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●
overall performance of the equity markets;

●
variations in our results of operations, cash flows, and other financial metrics and non-financial metrics, and how those results compare to analyst expectations;

●
changes in the financial projections we may provide to the public or our failure to meet those projections;

●
failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

●
our ability to raise additional capital

●
recruitment or departure of key personnel;

●
variations in general market, financial markets, economic, and political conditions in the United States;

●
rumors and market speculation involving us or other companies in our industry;

●
announcements by us or our competitors of significant technical innovations or new business models;

●
acquisitions, strategic partnerships, joint ventures, or capital commitments;

●
new laws, regulations, or executive orders, or new interpretations of existing laws or regulations applicable to our business;

●
lawsuits threatened or filed against us, or unfavorable determinations or settlements in any such suits;

●
developments or disputes concerning our intellectual property or our technology, or third-party proprietary rights;

●
changes in accounting standards, policies, guidelines, interpretations, or principles;

●
other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;

●
the expiration of contractual lock-up or market standoff agreements;

●
sales of shares of our common stock by us or our stockholders;

●
delays in government contracts and funding from time to time and budgetary constraints at the federal, state and local levels;

●
the long lead times associated with government contracts;

●
our ability to control costs;

●
our ability to develop, introduce, patent, market and gain market acceptance of new products, applications and product enhancements in a timely manner, or at all;

●
market acceptance of the products incorporating our technologies and products;

●
the introduction of new products by competitors;

●
the availability and cost of components used in the manufacture of our products;

●
our success in expanding and implementing our sales and marketing programs;

●
the effects of technological changes in our target markets;

●
the nature of our government contracts;

●
decrease in revenues derived from key or significant customers;

●
risks and uncertainties associated with our international business;

●
general economic and political conditions;

●
other factors beyond our control, including but not limited to, natural disasters.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and harm our business.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease covering us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Sales of a substantial number of shares of our common stock may cause the price of our common stock to decline.

As of as of March 31, 2018, we have outstanding a total of 14,496,697 shares of common stock and 1,322,913 warrants. Based on shares outstanding as of March 31, 2018, 14,518,690 shares of common stock, or 66.6%, are held by our officers, directors and their affiliated entities, and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, 2,585,021 shares of our common stock that are subject to outstanding options and warrants as of March 31, 2018, as well as 811,514 shares issuable upon the conversion of our Series A Preferred Stock, and 481,722 shares issuable upon the conversion of our Series B Preferred Stock, will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, and Rules 144 and 701 under the Securities Act.

We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued on exercise of outstanding options, or the perception that such sales may occur, could adversely affect the market price of our common stock.

We also expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

We do not intend to pay dividends on our common stock for the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the foreseeable future. Our Series A Preferred Stock and our Series B Preferred Stock are entitled to quarterly dividends as set forth in more detail in the section entitled “Description of Capital Stock.” We currently anticipate that for the foreseeable future we will retain all of our future earnings for the development, operation and growth of our business and for general corporate purposes. Any future determination to pay dividends on our common stock in will be at the discretion of our Board of Directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Our executive officers, directors, principal stockholders and their affiliates will continue to exercise significant influence over our company after this offering, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of March 31, 2018, our executive officers, directors, five percent or greater stockholders and their respective affiliates owned in the aggregate approximately 79.0% of our common stock.

These stockholders have the ability to influence us through this ownership position and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We are a "smaller reporting company" and, as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies, our common stock may be less attractive to investors.

We are a "smaller reporting company," meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a "smaller reporting company," have a public float of less than $75 million and have annual revenues of less than $50 million during the most recently completed fiscal year. As a "smaller reporting company," we are subject to lesser disclosure obligations in our SEC filings compared to other issuers. Specifically, "smaller reporting companies" are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited consolidated financial statements in annual reports. Decreased disclosures in our SEC filings due to our status a "smaller reporting company" may make it harder for investors to analyze our operating results and financial prospects.

Delaware law and provisions in our certificate of incorporation and bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

The anti-takeover provisions of the Delaware General Corporation Law, or the DGCL, may discourage, delay or prevent a change of control by prohibiting us from engaging in a business combination with stockholders owning in excess of 15% of our outstanding voting stock for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult, including:

●
the vote of 66 2/3 of the voting power of the corporation entitled to vote at an election of directors is required for the removal of a member of our Board;

●
the vote of 66 2/3 of the voting power of the corporation entitled to vote at an election of directors is required before any of our Bylaws may, at any annual meeting or at any special meeting called for that purpose, be altered, amended, rescinded or repealed; and

●
the request of one or more stockholders holding shares in the aggregate entitled to cast not less than 35% of the vote at a meeting is required to call a stockholder meeting.

These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take certain actions you desire.

Item 1B.  Unresolved Staff Comments

Not applicable for smaller reporting companies.

Item 2.  Properties

Our principal executive offices are located at 14200 Albemarle Point Place, Suite 200, Chantilly, Virginia. We do not own any real property. We currently operate out of eight leased locations and our lease terms are multiyear commitments. We do not consider any of our leased properties to be materially important to us. While we believe it is necessary to maintain offices through which our services are coordinated, we feel there are sufficient available office rental properties to adequately serve our needs should we need to relocate or expand our operations.

Item 3.  Legal Proceedings

In the ordinary conduct of our business, we are subject to lawsuits, arbitrations and administrative proceedings from time to time. We expense legal costs as incurred.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In January 2018, our common stock, par value $0.0001 per share, commenced trading on the Nasdaq Capital Market (the “NASDAQ”) under the symbol “NVMM”. Previously, our common stock was quoted on the OTCQX under the symbol “NVMM” commencing August 29, 2017.

Set forth below are the high and low sales prices for our common stock, as reported on the NASDAQ.

	High	Low
Year Ending December 31, 2017
Fourth Quarter	$5.50	$1.51
Third Quarter (1)	$5.00	$0.51

(1)
Our common stock commenced trading on August 29, 2017.

Holders

As of March 31, 2018, there were approximately 58 registered holders of record of our common stock, excluding stockholders for whom shares are held in "nominee" or "street name." The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we currently do not anticipate paying any cash dividends for the foreseeable future. Instead, we anticipate that all of our earnings will be used to provide working capital, to support our operations, and to finance the growth and development of our business, including potentially the acquisition of, or investment in, businesses, technologies or products that complement our existing business. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including, but not limited to, our future earnings, capital requirements, financial condition, future prospects, applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits and other factors our Board of Directors might deem relevant.

Securities authorized for issuance under equity compensation plans.

The following table provides information about our equity compensation plans as of December 31, 2017.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,695,375	$2.19	1,304,625
Total	1,695,375	$2.19	1,304,625

Our Board has adopted the 2017 Equity Award Plan (the “2017 Plan”). The purpose of the 2017 Plan is to promote the interests of Novume (including its subsidiaries and affiliates, if any) and its stockholders by using equity interests in Novume to attract, retain and motivate its management, nonemployee directors and other eligible persons and to encourage and reward their contributions to our performance and profitability. The total shares of our common stock issuable under the Plan is 3,000,000 shares.

Sales of Unregistered Securities

On December 31, 2017, Novume completed its acquisition of certain assets of BC Management. Consideration paid as part of this acquisition included: 33,333 shares of Novume common stock valued at $163,332; warrants to purchase 33,333 shares of Novume common stock, exercisable over a period of five years, at an exercise price of $5.44 per share valued at $65,988; and warrants to purchase 33,333 shares of Novume common stock, exercisable over a period of five years at an exercise price of $6.53 per share valued at $57,484.

The foregoing issuances were issued in reliance upon the exemptions from registration under the Securities Act of 1933, as amended, provided by Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

Item 6.  Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis or MD&A, other than purely historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include estimates, projections, and statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events. They are based on assumptions and subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in Item 1A of this Annual Report and in the S-1 registration statement file with the SEC on January 25, 2018. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

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

Executive Summary — a general description of our business and key highlights of the fiscal year ended December 31, 2017.

Key Trends, Developments and Challenges — a discussion of items and trends that may impact our business in the upcoming year.

Results of Operations — an analysis of our results of operations in our condensed consolidated financial statements.

Lease Obligations — a summary of current and future lease obligations.

Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, commitments and contingencies, seasonality in the results of our operations and quantitative and qualitative disclosures about market risk.

Critical Accounting Policies and Estimates — a discussion of critical accounting policies requiring critical judgments and estimates.

Executive Summary

Our Company

We were formed in February 2017 and began operations upon the merger of KeyStone Solutions, Inc. (“KeyStone”) and Brekford Traffic Safety, Inc. (“Brekford”) in August 2017. KeyStone was formed in March 2016 as a holding company for its wholly-owned subsidiary AOC Key Solutions, Inc. (“AOC Key Solutions”). On January 25, 2017, Novume (KeyStone) acquired Firestorm Solutions, LLC and Firestorm Franchising, LLC (collectively referred to as “Firestorm”). On October 1, 2017, the Company completed its acquisition of Global Technical Services, Inc. (“GTS”) and Global Contract Professionals, Inc. (“GCP) (collectively referred to as “Global”). For narrative purposes, references to the Company and Novume include the KeyStone, Firestorm, Brekford and Global entities.

AOC Key Solutions is based in Chantilly, Virginia and provides consulting and technical support services to assist clients seeking U.S. federal government contracts in the technology, telecommunications, defense, and aerospace industries. AOC Key Solutions provides consulting and technical support services to assist clients seeking U.S. Federal government contracts in the technology, telecommunications, defense, and aerospace industries.

Firestorm is headquartered in Roswell, Georgia and is a nationally recognized leader in crisis management, crisis communications, emergency response, and business continuity, including workplace violence prevention, cyber-breach response, communicable illness/pandemic planning, predictive intelligence, and other emergency, crisis and disaster preparedness initiatives. For example, its behavioral risk and threat assessment program, BERTHA®, positions schools, businesses and other organizations to prevent violence from occurring. This program helps our clients to identify early warning signs that may be exhibited by an individual before they are on a path to violence. BERTHA® is an integral part of an innovative school violence prevention program launched by Firestorm in partnership with the University of Alabama in November of 2017. On December 31, 2017 and January 1, 2018, Firestorm completed the acquisition of all assets of BC Management, Inc. ("BC Management") and Secure Education Consultants, LLC ("SEC LLC"), respectively. BC Management is internationally recognized as a leading executive search firm for business continuity, disaster recovery, crisis management and risk management professionals. Coupled with its staffing expertise, BC Management is a recognized leader in business continuity research with annual studies covering compensation assessments, program maturity effectiveness, event impact management reviews, IT resiliency and critical supply analyses. SEC LLC is comprised of an expert team of highly trained, former U.S. Secret Service Agents and assists clients by designing customized plans, conducting security assessments, delivering training, and responding to critical incidents.

Brekford, headquartered in Hanover, Maryland, is a leading public safety technology service provider of fully integrated automated traffic safety enforcement, or ATSE, solutions, including speed, red light, and distracted driving cameras, as well as citation management software and secure electronic evidence storage. Brekford is also in the final stages of development of a new traffic safety product, Argos Guardian, which is expected to be lunched in the summer of 2018. The patent pending system will combine leading edge camera and radar technology with an advanced triggering mechanism to detect, capture, and record "move over" law violations. It will also include built-in artificial intelligence-based automated license plate reader or ALPR capability. When combined with Brekford’s comprehensive citation management software suite, iP360, Argos Guardian will provide an innovative technology solution that can assist law enforcement agencies in improving the safety of officers and emergency response personnel.

Global is headquartered in Fort Worth, Texas, and provides the U.S. Department of Defense and the aerospace industry with experienced maintenance and modification specialists. Global provides specialized contract personnel, temp-to-hire professionals, direct hires, and temporary or seasonal hires to a diverse group of companies.

In an effort to create specific awareness about us in the Government Contracting, or GovCon, industry, we formed a subsidiary in 2017, Novume Media, to develop a television show called The Bridge -- a weekly 30-minute program featuring panel discussions and interviews with leaders from the government, business, academia and associations. The show premiered on April 2, 2017 in the Washington, DC market and the first season is available on line. We have deferred development of a second season in order to further evaluate the benefit to the Company.

In selective situations, we will also seek to serve as a partner or incubator for businesses where an understanding of government contracting and contacts with seasoned providers of government services or products can be instrumental to success. In making arrangements for the merger with Brekford, Novume assisted it in arranging the sale Brekford’s legacy vehicle unfitting business to LB&B Associates Inc., a long-term client of AOC Key Solutions, retaining a 19.9% interest. We expect to continue our efforts to find low-risk, high-reward opportunities by using our knowledge base and strategic position to facilitate transactions that can provide financial returns without significant operating or balance sheet exposure.

General

The information provided in this discussion and analysis of Novume’s financial condition and results of operations covers the years ended December 31, 2017 and 2016. Subsequent to December 31, 2016, the Company completed the acquisition of Firestorm, the Brekford Merger, the acquisition of Global and the purchase of certain assets of BC Management (described below).

The financial information in this section for periods prior to March 15, 2016 is for AOC Key Solutions prior to the recapitalization into KeyStone. The financial information in this section for all periods subsequent to March 15, 2016 and prior to the January 25, 2017 acquisition of Firestorm is prepared on a consolidated basis for KeyStone and AOC Key Solutions. The financial information for periods subsequent to January 25, 2017 is prepared on a consolidated basis for KeyStone, AOC Key Solutions and Firestorm. For periods subsequent to the Brekford Merger on August 28, 2017, the financial information is prepared on a consolidated basis for Novume, AOC Key Solutions, Firestorm and Brekford. For periods subsequent to the Global acquisition on October 1, 2017, the financial information is prepared on a consolidated basis for Novume, AOC Key Solutions, Firestorm, Brekford and Global.

Historically, the primary focus of our businesses has been on the federal government contracting and aerospace industries. We provide consulting, technical support, staffing and systems that help our clients exploit opportunities and meet challenges more efficiently and effectively than they can by relying on in-house resources alone. Our clients are typically well-established, financially-stable businesses. According to USASpending.gov, between fiscal years 2013 and 2017, the federal government in the United States spent an average of over $450 billion annually for goods and services, creating one of the largest and most stable markets in the world, and there are thousands of government contractors providing these goods and services. These contractors range from small privately-owned lifestyle companies to the Fortune 100. Since 1983, our subsidiaries have served thousands of these entities. In 2017, we provided services to 14 of the Top 100 largest federal contractors (based on their fiscal 2016 prime contracts in IT, systems integration, professional services and telecommunications) as identified by Washington Technology (https://washingtontechnology.com/toplists/top-100-lists/2017.aspx).

A unique characteristic of the industry is that many of these companies are concentrated in a geographic territory that stretches from Southern Maryland to Northern Virginia, wrapping the nation’s Capital in what is known as the Beltway. Because of the geographic concentration of these clients, there is also a large, but fragmented, concentration of service providers for these companies. Although the businesses that provide resources to the government contracting sector are diverse and highly fragmented, their clients have many common needs resulting from the basic qualifications and standard requirements inherent in the government procurement process. We believe that there is a unique opportunity for consolidation in this sector. While our immediate goal is to improve our ability to serve this sector by pooling our resources and client contacts, our ultimate objective is to expand our ability to meet our unique needs by assembling, through organic growth and strategic acquisitions, a complimentary suite of service and systems providers with demonstrated ability to satisfy the needs of this sector for high value talent and support services. In addition to the benefits of shared costs and pooled resources, we expect to benefit from the increased client involvement that targeted expansion of our market segments can provide. We would like to be recognized as the best place to go for outside help when a company must meet an unusual need, whether it involves an unusual opportunity or an unusual threat.

We intend to fund organic growth and add both vertical and horizontal capabilities by acquiring service providers through a market-focused and disciplined strategy. Our efforts to identify prospective target businesses will look for opportunities where the combination of resources will be additive to our existing capabilities and will not be limited to any geographic region or any particular sector of the support or services industries. A primary consideration will be to improve the level of support we provide to our existing customers, as well as carefully considered expansions of our customer base.

We are an established provider of outsourced services to the GovCon market that generates revenues from fees and reimbursable expenses for professional services primarily billed on an hourly rate, time-and-materials basis. Clients are typically invoiced monthly, with revenue recognized as the services are provided. In a few cases, we may enter into a fixed-fee engagement for our services. Fixed-fee engagements can be invoiced once for the entire job, or there could be several “progress” invoices for accomplishing various phases or reaching contractual milestones. Time-and-materials contracts represent most our client engagements and do not provide us with a high degree of predictability of future period performance.

Our financial results are impacted principally by the:

1)
demand by clients for our services;
2)
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

The federal government fiscal year starts on October 1 and ends on September 30. Thus, the bulk of our revenues for 2017 were based on budget authorizations made in 2016. On March 23rd, 2018, the Consolidated Appropriations Act (the “2018 Act”) was signed into law. It provides $1.3 trillion in funding through September 2018 and anticipates $500 billion in new federal spending for defense and domestic programs over two years, including significant increases military procurements. The Company believes that increased defense spending will flow down to government contractors and provide them with new opportunities to offer national defense products and services to the federal government. The 2018 Act also provides more than $2.3 billion in new funding for threat identification, mental health, training, and school safety programs at the Departments of Justice, Education, and Health and Human Services. The legislation also lifts statutory budget caps and increases funding for emergency disaster aid funding. It also lifts the debt ceiling and extends certain health care and tax authorizations. While we anticipate an increasing demand for our services in 2018 based upon an expected increase in the volume of federal government spending and as our clients elect to outsource their bid and proposal activities, it is still not clear how government spending will be impacted beyond 2018.

Although the new administration has expressed a desire to reduce the federal government bureaucracy, we cannot assume that this will reduce the demand for our services. A short-term result of a program to reduce bureaucracy may be to increase privatization initiatives. Moreover, the new administration’s emphasis on renewing the nation’s infrastructure, which appears to enjoy broad-based support, may result in a significant long-term increase in federal procurements.

Thus, while changes and adjustments can undoubtedly be anticipated, we believe the overall outlook for the GovCon sector remains promising. This is in part due to the changing nature of the contracting process. The volume and frequency of requests for proposals has been increasing during recent years as outdated and ill-conceived programs have been eliminated in favor of higher priority programs. Moreover, Low Price Technically Acceptable contracts have increasingly fallen into disfavor as the true long-term costs of these contracts have become apparent, and a more rigorous approach to government contracting has gained favor.

The statements of operations and other information provided in this discussion and analysis of the financial condition and results of operations of Novume should be read in conjunction with the Novume audited consolidated financial statements and the historical financial statements of Brekford, KeyStone, Firestorm and Global, and the related notes thereto.

Recent Acquisitions

BC Management Acquisition

On December 31, 2017, Novume completed its acquisition of certain assets of BC Management. Consideration paid as part of this acquisition included: (a) $100,000 in cash, (b) 33,333 shares of Novume common stock valued at $163,332 and (c) 66,666 warrants to purchase Novume common stock valued at $123,472. As the BC Management acquisition has recently been completed, the Company is currently in the process of completing the purchase price allocation treating the BC Management acquisition as a business combination. The preliminary purchase price allocation for BC Management is included in the balance sheet for the Company’s consolidated financial statements at December 31, 2017, but results of operations for BC Management for the year ending December 31, 2017 have not been included in our statements of operations for such period. BC Management future results, however, will be included in our statement of operations for the period beginning after December 31, 2017.

Global Acquisition

On October 1, 2017 (the “Global Closing Date”), the Company completed its acquisition of Global Technical Services, Inc. (“GTS”) and Global Contract Professionals, Inc. (“GCP) (collectively, the “Global Entities”) (the “Global Merger”). Consideration paid as part Global Merger included: (a) $750,000 in cash, (b) 375,000 shares of Novume common stock and (c) 240,861 shares of Novume Series B Cumulative Convertible Preferred Stock (the “Novume Series B Preferred Stock”). In addition to the merger consideration, Novume paid $365,037 to satisfy in full all of the outstanding debt of GTS and GCP at closing, except for certain intercompany debt and ordinary course debt, and amounts due under (a) the Secured Account Purchase Agreement dated August 22, 2012 by and between GTS and Wells Fargo Bank, National Association (the “GTS Wells Fargo Credit Facility”) and (b) the Secured Account Purchase Agreement dated August 22, 2012 by and between GCP and Wells Fargo Bank, National Association (the “GCP Wells Fargo Credit Facility” and together with the GTS Wells Fargo Credit Facility, the “Wells Fargo Credit Facilities”), which will remain in effect following the consummation of the Global Merger. In connection with the Wells Fargo Credit Facilities, Novume has delivered to Wells Fargo Bank, National Association, general continuing guaranties dated September 29, 2017 and effective upon the Global Closing Date of the Global Merger (the “Wells Fargo Guaranty Agreements”), guaranteeing the Guaranteed Obligations of GTS and GCP (as defined in the Wells Fargo Guaranty Agreements) under the Wells Fargo Credit Facilities, and paid $175,000 in the aggregate to reduce the current borrowed amounts under the Wells Fargo Credit Facilities as of the Global Closing Date.

As part of the Global Merger, the Company created 240,861 shares of $0.0001 par value Novume Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”). All Series B Preferred Stock was issued at a price of $10.00 per share as part of the acquisition of the Global Merger. The Series B Preferred Stock is entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. The Series B Preferred Stock has a conversion price of $5.00 per share. Each Series B Preferred Stock has an automatic conversion feature based on the share price of Novume.

Brekford Acquisition

On August 28, 2017, the mergers by and among Novume, KeyStone, Brekford, Brekford Merger Sub, Inc. (“Brekford Merger Sub”), and KeyStone Merger Sub, LLC (“KeyStone Merger Sub”), were consummated (the “Brekford Merger”) as a result of a merger agreement (the “Brekford Merger Agreement”). As a result, Brekford became a wholly owned subsidiary of the Novume, and Brekford Merger Sub ceased to exist. KeyStone Merger Sub also became a wholly owned subsidiary of the Novume, and KeyStone Solutions, Inc. ceased to exist. When KeyStone Merger Sub filed its certificate of merger with the Secretary of State of the State of Delaware, it immediately effectuated a name-change to KeyStone Solutions, LLC, the name by which it is now known. For the purpose of this document any references to KeyStone are to KeyStone Solutions, Inc. prior to August 28, 2017 and to KeyStone Solutions, LLC on and after August 28, 2017.

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

●
Each of the Firestorm Principals was issued 162,698 (315,625 post Brekford Merger) shares of Novume common stock, par value $0.0001 per share, for an aggregate issuance of 488,094 (946,875 post Brekford Merger) shares of Novume common stock;

●
Each of the Firestorm Principals received warrants to purchase 54,233 (105,209 post Brekford Merger) Novume Common Shares, exercisable over a period of five years after the Firestorm Closing Date, at an exercise price of $2.58 per share; and

●
Each of the Firestorm Principals received warrants to purchase 54,233 (105,209 post Brekford Merger) Novume Common Shares, exercisable over a period of five years after the Firestorm Closing Date, at an exercise price of $3.60 per share.

Key Trends, Developments and Challenges

U.S. Government Spending and the Government Contractor Industry Generally

On March 23, 2018, the Consolidated Appropriations Act (the “2018 Act”) was signed into law. It provides $1.3 trillion in funding through September 2018. It also anticipates $500 billion in new federal spending for defense and domestic programs over two years. The 2018 Act provides more than $2.3 billion in new funding for threat identification, mental health, training, and school safety programs at the Departments of Justice, Education, and Health and Human Services. The legislation also lifts statutory budget caps and increases funding for emergency disaster aid funding, lifts the debt ceiling and extends certain health care and tax authorizations. We believe that these increases in federal funding will increase demand for our services.

While we anticipate an increasing demand for our services based upon an expected increase in the volume of federal government spending and as our clients elect to outsource their bid and proposal activities, it is still not clear how government spending will be impacted beyond 2018. The administration does have some discretion to delay spending on programs previously authorized.

Impact of Current Federal Budget on Defense Spending

The 2018 Act represents the largest investment in national defense in 15 years. Although the 2018 Act included a 2.4 % pay raise for military personnel it also provides for significant increases military procurements, it also provides for significant increases in military procurements. The Company believe that increased defense spending will flow down to government contractor and provide them with new opportunities to offer national defense product and services to the federal government.

The Department of Defense is experimenting with a type of simplified acquisition process known as Other Transactional Authority (OTA). A purpose of OTA is to encourage nontraditional defense contractors to develop innovative technologies, though more traditional defense contractors can also participate. Furthermore, the 2018 Act seeks to maximize the participation of small and socio-economically diverse companies, which may increase the number of contractors offering goods and services to the federal government. We believe that these increases in federal funding will increase demand for our services.

NeoSystems Merger

The Company filed a Form S-1 with the SEC on January 25, 2018. A portion of the proceeds from the proposed offering are to be used for the planned acquisition of NeoSystems LLC (“NeoSysems”) through a forward merger under an agreement entered into on November 16, 2017. The proposed offering was for $12.5 million of Units, with each Unit consisting of one share of our common stock and a warrant to purchase one share of our common stock. A significant portion of the proceeds of the offering were expected to be used in connection with the contemplated acquisition of NeoSystems. The consummation of the merger is subject to, among other things, the completion of the Qualifying Offering by February 28, 2018. We have not yet completed this offering and may elect not to complete the offering described in the S-1.

On March 7, 2018, we received notice of termination of the Agreement and Plan of Merger (the “NeoSystems Merger Agreement”) The stated basis of termination by NeoSystems was due to the Company’s failure to complete a Qualifying Offering, as defined in the NeoSystems Merger Agreement, by February 28, 2018. The terms of the NeoSystems Merger Agreement provide that upon termination, the Company is required to pay certain fees and expenses of legal counsel, financial advisors, investment bankers and accountants, which shall not exceed in the aggregate $450,000. The Company reserves all rights under applicable law with respect to the NeoSystems Merger Agreement, including such notice.

Sale of Note

On February 13, 2018, Brekford sold a note receivable from Global Public Safety, LLC (“Global Public Safety”), which it had received as part of the purchase price consideration in connection with the sale of its legacy upfitting business prior to its acquisition by Novume as a result of the merger with KeyStone in 2017. On December 31, 2017, based on the decision to sell the note receivable to an unrelated third party, the Company reclassified the note receivable balance to a current asset and wrote down $450,000 as other expense, thus reducing the balance to $1,475,000. (See Note 17). Brekford continues to retain a 19.9% interest in Global Public Safety.

Other than as discussed above and elsewhere in this Annual Report on Form 10-K, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Components of Revenues and Expenses

Revenues

We principally derive revenues from fees for services generated on a time and materials (T&M) basis. Revenues for T&M contracts are recognized based on the number of hours worked by the employees or consultants at an agreed-upon rate per hour set forth in standard rate sheets or as written from time to time in contracts or purchase orders. Revenues related to firm-fixed-price contracts are primarily recognized upon completion of the project as these projects are typically short-term in nature. Revenue from the sale of individual franchises is recognized when the contract is signed and collectability is assured, unless the franchisee is required to perform certain training before operations commence.

Costs of Revenues

Direct costs of revenues consist primarily of that portion of technical and non-technical salaries and wages and payroll-related costs incurred in connection with fee generating projects. Direct costs of revenues also include production expenses, sub-consultant services, and other expenses that are incurred in connection with our fee generating projects. Direct costs of revenues exclude that portion of technical and non-technical salaries and wages related to marketing efforts, vacations, holidays, and other time not spent directly generating fees under existing contracts. Such costs are included in operating expenses. We expense direct costs of revenues when incurred.

Selling, General and Administrative Expenses

Operating expenses include the costs of the marketing and support staffs, other marketing expenses, management and administrative personnel costs, payroll taxes, bonuses and employee benefits for these employees and the portion of salaries and wages not allocated to direct costs of revenues for those employees who provide our services. Operating expenses also include facility costs, depreciation and amortization, professional services, legal and accounting fees, and administrative operating costs. We expense operating costs when incurred.

Results of Operations – Comparison of the Years Ended December 31, 2017 and 2016

Consolidated operating results for year ended December 31, 2017 include Firestorm operations for the period from January 25, 2017 through December 31, 2017, Brekford operations for the period from August 28, 2017 through December 31, 2017 and Global operations for the period from October 1, 2017 through December 31, 2017.

Novume Solutions, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2017 and 2016

	Year ended December 31,
	2017	2016
Revenue	$22,135,818	$12,128,406
Cost of revenue	13,792,473	6,959,514
Gross profit	8,343,345	5,168,892

Operating expense
Selling, general, and administrative expenses	12,981,744	5,262,768
Loss from operations	(4,638,399)	(93,876)
Other expense
Interest expense	(213,492)	(165,079)
Other expense	(483,909)	-
Total other expense	(697,401)	(165,079)
Loss before taxes	(5,335,800)	(258,955)
Income tax benefit	294,666	219,971
Net loss	$(5,041,134)	$(38,984)

Year Ended December 31, 2017 compared to year ended December 31, 2016

Revenue

Revenue increased by $10,007,412, or 82.5%, to $22,135,818 for the fiscal year ended December 31, 2017, compared to $12,128,406 for the fiscal year ended December 31, 2016. Revenue attributable to Firestorm was $2,150,273 for the period from January 25, 2017 through December 31, 2017. Revenue attributable to Brekford was $914,345 for the period from August 28, 2017 through December 31, 2017. Revenue attributable to Global was $5,645,747 for the period from October 1, 2017 through December 31, 2017. The $1,297,047 increase in revenue attributable to legacy Novume was due to an increase in the number, duration and dollar volume of contracts in AOC Key Solutions.

Cost of Revenue

Total cost of revenue for the fiscal year ended December 31, 2017 increased $6,832,959, or 98.2%, to $13,792,473 compared to $6,959,514 for the fiscal year ended December 31, 2016. Cost of revenue attributable to Firestorm was $704,668 for the period from January 25, 2017 through December 31, 2017. Cost of revenue attributable to Brekford was $445,082 for the period from August 28, 2017 through December 31, 2017. Cost of revenue attributable to Global was $4,983,044 for the period from October 1, 2017 through December 31, 2017. The $700,165 increase in the cost of revenue of the legacy Novume was mostly attributable to increased revenue for AOC Key Solutions noted above.

Gross Profit

Gross profit for fiscal year ended December 31, 2017 increased by $3,174,453, or 61.4%, to $8,343,345 compared to $5,168,892 for the fiscal year ended December 31, 2016. Gross profit attributable to Firestorm was $1,445,605 for the period from January 25, 2017 through December 31, 2017. Gross profit attributable to Brekford was $469,263 for the period from August 28, 2017 through December 31, 2017. Gross profit attributable to Global was $662,703 for the period from October 1, 2017 through December 31, 2017. The $596,882 increase in the gross profit of the legacy Novume was consistent with the increased revenue and costs of revenues at AOC Key Solutions noted above.

The gross profit margin was 37.7% for the fiscal year ended December 31 2017, compared to 42.6% for the fiscal year ended December 31, 2016. Excluding the gross profit margin for Firestorm, Brekford and Global, the gross profit margin for legacy Novume for the fiscal years ended December 31, 2017 and 2016 was relatively consistent at 42.7% and 42.6%, respectively. Due to the nature of staffing companies, such as Global, having greater costs of services as compared to professional services support providers such as AOC Key Solutions, the addition of Global has a natural impact of lowering the consolidated gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the fiscal year ended December 31, 2017, increased by $7,718,976, or 146.7%, to $12,981,744 compared to $5,262,768 for the fiscal year ended December 31, 2016. Selling, general and administrative expenses attributable to Firestorm was $1,733,380 for the period from January 25, 2017 through December 31, 2017. Selling, general and administrative expenses attributable to Brekford was $890,627 for the period from August 28, 2017 through December 31, 2017. Selling, general and administrative expenses attributable to Global was $726,006 for the period from October 1, 2017 through December 31, 2017. The Company also launched a new television show in the second quarter which increased operating costs and expenses by approximately $689,226 through the fiscal year ended December 31, 2017. This television show airs locally in the Washington DC market. The increase of $4,551,496 in selling, general and administrative expenses of legacy Novume was primarily due to an increase in holding company salaries, professional and legal services, expenses related to acquisitions and ramp up of operations and expenses related to maintaining compliance with applicable listing rules and SEC requirements that were lower during the year ended December 31, 2016 because the Company was formed in mid-March 2016 and spending increased during the year ended December 31, 2017. As percentage of revenue, our selling, general and administrative expenses for the fiscal year ended December 31, 2017 increased to 58.6% compared to 43.4% for the fiscal year ended December 31, 2016.

Novume anticipates that its general and administrative expenses may continue to increase, however at a reduced pace, in future periods. These increases may include costs related to hiring of personnel and fees to outside consultants, lawyers and accountants as well as expenses related to maintaining compliance with applicable listing rules and SEC requirements, insurance, and investor relations activities.

Other Expense

Other expense for the fiscal year ended December 31, 2017 was $697,401 compared to other expense of $165,079 for the fiscal year ended December 31, 2016. This increase was primarily related to a $450,000 write-down related to the fiscal year 2018 sale of the note receivable from Global Public Safety, interest expense and change in derivative liability of $60,000, offset by rental income.

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes. We are required to pay income taxes in certain state jurisdictions. Historically, AOC Key Solutions and GCP initially elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, neither AOC Key Solutions nor GCP paid federal corporate income tax, and in most instances state income tax, on its taxable income. AOC Key Solutions revoked its S Corporation election upon the March 15, 2016 merger with KeyStone and GCP revoked its S Corporation election upon the October 1, 2017 acquisition by Novume, and are therefore, subject to corporate income taxes. Firestorm is a single-member LLC with KeyStone as the sole member.

The income tax benefit for the fiscal year ended December 31, 2017, was $294,666 and is due primarily to the deferred tax benefit recognized related to the NOL generated in the current period as compared to an income tax benefit of $219,971 for the fiscal year ended December 31, 2016. As of December 31, 2017 and 2016, we had federal and state NOL carryforwards to utilize in the U.S. of approximately $5.9 million and $0.3 million, respectively, that more likely than not will not be realized. These NOLs are scheduled to begin to expire in 2036 and are grandfathered under the new tax law; thus, these NOLs are not subject to the annual 80 percent limitation. As of December 31, 2017 and 2016, we had a remaining valuation allowance of approximately $1.3 million and $0.0 million, respectively.

Net Loss

Net loss for the fiscal year ended December 31, 2017, was $5,041,134 compared to a net loss of $38,984 for the fiscal year ended December 31, 2016. The net loss per common share was $(0.46) for the fiscal year ended December 31, 2017, compared to a net loss margin of $(0.01) for the fiscal year ended December 31, 2016. In order to accommodate organic growth, Firestorm added both line and senior staff in 2017. In addition, the planned asset purchases of BC Management and SEC LLC added expense and took place later than anticipated, thus delaying their integration and ability to increase revenue. As such, Firestorm’s expense increases exceeded its revenue increases. Brekford incurred additional marketing and R&D expenses which resulted in a net loss. Global incurred expenses related to its integration with Novume which contributed to its net loss.

Cash Flow

Novume expects to finance its operations over the next twelve months from the date of this Form 10-K primarily through existing cash flow, supplemented as necessary by funds available through access to credit and through access to additional capital.

The net cash flows from operating, investing and financing activities for the periods below were as follows:

	Year ended December 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$(3,167,146)	$(136,079)
Investing activities	(289,657)	(36,833)
Financing activities	2,625,428	2,393,633
Net (decrease) increase in cash and cash equivalents:	$(831,375)	$2,220,721

Cash Used in Operating Activities

For the fiscal year ended December 31, 2017, net cash used in operating activities was $3,167,146. Cash was used primarily to fund our loss from operations of $5,041,134 and was affected by the increase in current liabilities of $730,720, offset by an increase in current assets of $350,138. Novume also incurred non-cash expenses of $1,493,405 including depreciation and amortization, bad debt expense, note receivable write-down, share-based compensation, warrant expense and financing related costs. Novume also incurred non-cash benefits including deferred taxes and deferred rent.

For the fiscal year ended December 31, 2016, net cash used in operating activities was $136,079. Cash was used primarily to fund our operations and was affected by increases in accounts payable and accrued expenses, offset by increases in accounts receivable. The Company also incurred non-cash expenses including depreciation and amortization.

Cash Used in Investing Activities

For the fiscal year ended December 31, 2017, net cash used in investing activities of $289,657 related to the purchase of equipment and computer hardware.

For the fiscal year ended December 31, 2016, net cash used in investing activities of $36,833 related to the purchase of computer hardware and equipment.

Cash Provided by Financing Activities

For the fiscal year ended December 31, 2017, net cash provided by financing activities of $2,625,428 related to the net proceeds from the issuance of preferred stock, net proceeds from short-term borrowings, cash acquired by the acquisition of Brekford and proceeds from the exercise of warrants, offset by the acquisitions of Firestorm, Global and BC Management, net of cash acquired, and the payment of Series A Preferred Stock dividends.

For the fiscal year ended December 31, 2016, net cash provided by financing activities of $2,393,633 related to proceeds from the issuance of preferred stock and a note payable, offset by stockholders’ distributions and payments of offering and finance costs.

Non-Cash Financing Activities

In March 2016, the AOC Key Solutions stockholders exchanged 100% of their outstanding shares of common stock in AOC Key Solutions for proportionate shares of KeyStone’s outstanding common stock and $1,192,844 of undistributed earnings were contributed to KeyStone.

In January 2017, KeyStone acquired Firestorm as described above. The non-cash consideration for this acquisition included notes payable of $907,407 and the issuance of 946,875 shares (post merger exchange) of Novume common stock and 631,254 warrants valued at $1,203,986.

In August 2017, the Company merged with Brekford as described above. The non-cash consideration for the Brekford Merger included the issuance of 3,287,187 shares of Novume common stock valued at $5,851,193.

In October 2017, the Company acquired Global as described above. The non-cash consideration for this acquisition included a holdback liability of $200,000, the issuance of 375,000 shares of Novume common stock valued at $566,288 and the issuance of 240,861 shares of Novume Series B preferred stock valued at $2,408,610.

In December 2017, the Company acquired the assets of BC Management, Inc. The non-cash consideration for this acquisition included the issuance of 33,333 shares of Novume common stock valued at $163,332 and the issuance of 66,666 Novume common stock warrants valued at $123,472.

Lease Obligations

The Company leases office space in Chantilly, Virginia under the terms of a ten-year lease expiring October 31, 2019. The lease contains one five-year renewal option. The lease terms include an annual increase in base rent and expenses of 2.75%, which have been amortized ratably over the lease term. The Company also leases office space in New Orleans, Louisiana under a three-year lease expiring May 31, 2018, in Roswell, Georgia under a lease expiring January 31, 2022 and in Fort Worth, Texas under a three-year lease expiring in March 2018. In addition, the Company leases office space from Global Public Safety on a month-to-month basis and it leases space under an operating lease expiring on May 31, 2018. Also, the Company leases office space in Grand Rapids, Michigan under a seven-year lease expiring in October 2023.

Rent expense for the years ended December 31, 2017 and 2016 was $605,264 and $507,815, respectively, and is included in selling, general and administrative expenses.

The Company is the lessor in an agreement to sublease office space in Chantilly, Virginia with an initial term of two years with eight one-year options to renew the lease through October 31, 2019. The lease provides for an annual increase in base rent and expenses of 2.90%. The initial term ended October 31, 2011 and the Company exercised the renewal options through 2014. On April 7, 2015, the lease was amended to sublease more space to the subtenant and change the rental calculation. The sublease agreement provided for an offset of $182,534 to rent expense for each of the years ended December 31, 2017 and 2016.

As of December 31, 2017, the future obligations over the primary terms of the long-term leases expiring through 2023 are as follows:

2018	$902,158
2019	812,938
2020	255,074
2021	101,386
2022	38,873
Thereafter	30,393
Total	$2,140,822

Liquidity and Capital Resources

The Company has funded its operations primarily through cash from operating activities from its subsidiaries, the $500,000 Avon Note (see below), and the Reg A offering. As of December 31, 2017, we had unrestricted cash and cash equivalents of $1,957,212 and working capital of $2,750,577, as compared to unrestricted cash and cash equivalents of $2,788,587 and working capital of $3,714,958 as of December 31, 2016.

In the Fall of 2016, the Company commenced its Regulation A Offering (the "Reg A Offering") of up to 3,000,000 Units. At the initial closing of the Reg A Offering, on December 23, 2016, the Company sold 301,570 Units and received aggregate gross proceeds of $3,015,700. At the second closing of the Reg A Offering, on January 23, 2017, the Company sold 119,757 Units and received aggregate gross proceeds of $1,197,570. At the third and final closing of the Reg A Offering, on March 21, 2017, the Company sold 81,000 Units and received aggregate gross proceeds of $810,000. As reported by Novume in its Current Report on Form I-U, as filed with the SEC on March 22, 2017, the Reg A Offering is now closed, effective as of the third closing.

Following the Brekford Merger, all outstanding shares of KeyStone Series A Preferred Stock were exchanged for the right to receive one share of Novume Series A Preferred Stock. Novume Series A Preferred Stock will be entitled to quarterly dividends in the amount of $0.175 (7% per annum) per share, being an identical per annum percentage per share dividend as received by holders of KeyStone Series A Preferred Stock prior to the Brekford Merger. We anticipate that Novume will pay the quarterly cash dividends through cash flow from Novume, potential business growth from other acquired entities and access to additional credit or capital. The quarterly dividend payments are due within five (5) business days following the end of a quarter. On April 7, 2017, Novume paid cash dividends of $76,695 to holders of record of Novume Series A Preferred Stock as of March 30, 2017. On July 8, 2017, the Company paid cash dividends of $87,907 to shareholders of record of Novume Series A Preferred Stock as June 30, 2017. On October 7, 2017, the Company paid cash dividends of $87,907 payable to shareholders of record of Novume Series A Preferred Stock as September 30, 2017. On December 31, 2017, the Company declared and accrued dividends of $87,907 payable to shareholders of record as of December 31, 2017.

As part of the Global Merger, the Company issued 240,861 shares of $.0001 par value Novume Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”). All Series B Preferred Stock was issued at a price of $10.00 per share as part of the acquisition of the Global Merger. The Series B Preferred Stock is entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. The Series B Preferred Stock has a conversion price of $5.00 per share. Each Series B Preferred Stock has an automatic conversion feature based on the share price of Novume. On December 31, 2017, the Company declared and accrued dividends of $27,001 payable to shareholders of record as of December 31, 2017

Operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable, accrued expenses, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances.

AOC Key Solutions was a party to a business loan agreement (the “2015 Loan Agreement”) with Sandy Spring Bank (“SSB”) dated as of September 25, 2015. The primary credit facility was an asset based revolving line of credit up to $1,000,000 which was due to mature on September 30, 2016. To secure its obligations under the 2015 Loan Agreement, AOC Key Solutions had granted to SSB a security interest in its accounts receivable. SSB was required to advance funds to AOC Key Solutions up to the lesser of (1) $1,000,000 or (2) eighty percent (80%) of the aggregate amount of all of its accounts receivable aged 90 days or less which contained selling terms and conditions acceptable to SSB. AOC Key Solutions did not draw any funds from this credit facility in 2015. Pursuant to First Amendment to Business Loan Agreement (Asset Based), dated May 9, 2016, SSB had waived the restrictions in the 2015 Loan Agreement on AOC Key Solutions’ ability to make dividends to the Company. There was no outstanding balance on the 2015 Loan Agreement at December 31, 2016.

On August 11, 2016, Novume entered into a Loan and Security Agreement (the “2016 Line of Credit”) with SSB that replaced the 2015 Loan Agreement. The 2016 Line of Credit was comprised of: 1) an asset-based revolving line of credit up to $1,000,000 for short-term working capital needs and general corporate purposes which matured on July 31, 2017, bore interest at the Wall Street Journal Prime Rate, floating, plus 0.50% and was secured by a first lien on all of Novume’s business assets; and 2) an optional term loan of $100,000, which was for permanent working capital, bore interest at the Wall Street Journal Prime Rate, floating, plus 0.75%, required monthly payments of principal plus interest to fully amortize the loan over four years, was secured by a first lien on all of Novume’s business assets, cross-collateralized and cross-defaulted with the revolving line of credit, and was to mature on February 15, 2019.

The borrowing base for the 2016 Line of Credit was up to the lesser of (1) $1,000,000 or (2) eighty percent (80%) of the aggregate amount of all eligible accounts receivable as defined by SSB. The borrowing base for the $100,000 term loan was fully reserved under the borrowing base for the revolving line of credit. The 2016 Line of Credit had periodic reporting requirements and balance sheet covenants, as well as affirmative and negative operational and ownership covenants. Novume was in compliance with all 2016 Line of Credit covenants at December 31, 2016. In August 2017, the Company terminated the 2016 Line of Credit with SSB. As such, there was no outstanding balance on the 2016 Line of Credit at December 31, 2017.

As of December 31, 2017 and 2016, Novume had no balances due for the 2016 Line of Credit or the 2015 Loan Agreement and there were no amounts outstanding as of the date of this Form 10-K. When Novume replaced the 2015 Loan Agreement with the 2016 Line of Credit on August 11, 2016, neither line of credit had a balance due. The Company terminated the 2016 Line of Credit in August 2017.

Global has revolving lines of credit with Wells Fargo Bank, National Association (“WFB”) (“the Global Wells Agreements”). WFB agreed to advance to Global, 90% of all eligible accounts with a maximum facility amount of $5,000,000. Interest is payable under the Global Wells Agreements at a monthly rate equal to the Three-Month LIBOR in effect from time to time plus 3% plus the Margin. The Margin is 3%. Payment of the revolving lines of credit is secured by the accounts receivable of Global. The current terms of the Global Wells Agreements run through December 31, 2018, with automatic renewal terms of 12 months. WFB or Global may terminate the Global Wells Agreements upon at least 60 days’ written notice prior to the last day of the current term. The principal balance at December 31, 2017 totaled $2,057,259. As part of the lines of credit agreements, Global must maintain certain financial covenants. Global met all financial covenant requirements during and as of the year ended December 31, 2017.

On November 12, 2017, AOC Key Solutions entered into an Account Purchase Agreement and related agreements (the “KSI Wells Agreement”) with WFB. Pursuant to the KSI Wells Agreement, AOC Key Solutions agreed to sell and assign to WFB all of its Accounts (as such term is defined in Article 9 of the Uniform Commercial Code), constituting accounts arising out of sales of Goods (as such term is defined in Article 9 of the Uniform Commercial Code) or rendition of services that WFB deems to be eligible for borrowing under the KSI Wells Agreement. WFB agreed to advance to AOC Key Solutions, 90% of all eligible accounts with a maximum facility amount of $3,000,000. Interest is payable under the KSI Wells Agreement at a monthly rate equal to the Daily One Month LIBOR in effect from time to time plus 5%. The KSI Wells Agreement also provides for a deficit interest rate equal to the then applicable interest rate plus 50% and a default interest rate equal to the then applicable interest rate or deficit interest rate, plus 50%. The initial term of the KSI Wells Agreement runs through December 31, 2018 (the “Initial Term”), with automatic renewal terms of 12 months (the “Renewal Term”), commencing on the first day after the last day of the Initial Term. AOC Key Solutions may terminate the KSI Wells Agreement upon at least 60 days’ prior written notice, but no more than 120 days’ written notice, prior to and effective as of the last day of the Initial Term or the Renewal Term, as the case may be. WFB may terminate the KSI Wells Agreement at any time and for any reason upon 30 days’ written notice or without notice upon the occurrence of an Event of Default (as such term is defined in the Agreement) after the expiration of any grace or cure period. The principal balance at December 31, 2017 totaled $1,606,327.

On March 16, 2016, Novume entered into a Subordinated Note and Warrant Purchase Agreement (the “Avon Road Note Purchase Agreement”) pursuant to which Novume agreed to issue up to $1,000,000 in subordinated debt (the "Avon Road Note") and warrants to purchase up to 242,493 shares of Novume’s common stock (“Avon Road Subordinated Note Warrants”). The exercise price for the Avon Road Subordinated Note Warrants is equal to $1.031 per share of common stock. Subordinated notes with a face amount of $500,000 and Avon Road Subordinated Note Warrants to purchase 121,247 shares of Novume’s common stock have been issued pursuant to the Avon Road Note Purchase Agreement to Avon Road Partners, L.P. (“Avon Road”), an affiliate of Robert Berman, Novume’s CEO and a member of Novume’s Board of Directors. The Avon Road Subordinated Note Warrants had an expiration date of March 16, 2019 and qualified for equity accounting as the warrants did not fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity. The fair value was determined to be $58,520 and was recorded as a debt discount and additional paid-in capital in the accompanying consolidated balance sheet as of December 31, 2016. The debt discount is being amortized as interest expense on a straight-line basis, which approximates the effective interest method, through the maturity date of the note payable.

The Avon Road Note is subordinated to the Novume’s 2016 Line of Credit with SSB and any successor financing facility. Simple interest accrues on the unpaid principal of the note at a rate equal to the lower of (a) 9% per annum, or (b) the highest rate permitted by applicable law. Interest is payable monthly, and the note matures on March 16, 2019. The Company terminated the 2016 Line of Credit in August 2017.

The Company has generated losses since its inception in August 2017 and has relied on cash on hand, external bank lines of credit and the sale of a note to support cashflow from operations. The Company attributes the 2017 losses to public company corporate overhead and losses generated by some of our subsidiary operations. As of and for the year ended December 31, 2017, the Company had a net loss of approximately $5.04 million and positive working capital of approximately $2.75 million. The Company’s cash position was increased in April 2018 by the receipt of $2 million related to the issuance of a promissory note. Management believes that based on relevant conditions and events that are known and reasonably knowable that its forecasts, for one year from the date of the filing of the consolidated financial statements in this Annual Report on Form 10-K, indicate improved operations and the Company’s ability to continue operations as a going concern. The Company has contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look-forward period.

As of December 31, 2017, Novume did not have any material commitments for capital expenditures.

Recent Events

On April 3, 2018, Novume and Brekford entered into a transaction pursuant to which an institutional investor (the "Lender") loaned to $2,000,000 to Novume and Brekford. The loan is due and payable on May 1, 2019 and bears interest at 15% per annum, with a minimum of 15% interest payable regardless of when the loan is repaid.  The loan is secured by a security interest in all of the assets of Brekford.  In addition, Novume agreed to issue 35,000 shares of common stock to the Lender, which shares contain piggy-back registration rights. If the shares are not so registered on the next selling shareholder registration statement, Novume is obligated to issue an additional 15,000 shares to the Lender. Upon any sale of Brekford or its assets, the Lender will be entitled to receive 7% of any proceeds received by Novume or Brekford in excess of $5 million. In addition, commencing January 1, 2020, the Lender shall be paid 7% of Brekford’s earnings before interest, taxes, depreciation and amortization, less any capital expenditures, of which this amount would be credited against proceeds from the sale of Brekford, if any.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

As of the date of this Annual Report on Form 10-K, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon Novume’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires the management of Novume to make estimates and judgments that affect the reported amounts in our consolidated financial statements.

We believe the application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change. Novume bases its estimates on historical experience and on various other assumptions that management of Novume believes to be reasonable under the circumstances, the results of which form management’s basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates.

Novume’s accounting policies are further described in its historical audited consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K. Novume has identified the following critical accounting policies:

Revenue Recognition

We recognize its revenues for the provision of services when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the fee is fixed or determinable, and the collectability of the related revenue is reasonably assured. Novume principally derives revenues from fees for services generated on a project by project basis. Revenues for time-and-materials contracts are recognized based on the number of hours worked by our employees or consultants at an agreed upon rate per hour set forth in our standard rate sheet or as written from time to time in our contracts or purchase orders. These costs are recognized in the period in which services are performed.

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

For automated traffic safety enforcement revenue, we recognize the revenue when the required collection efforts, from citizens, are completed and posted to the municipality’s account. The respective municipality is then billed depending on the terms of the respective contract, typically 15 days after the preceding month while collections are reconciled. For contracts where we receive a percentage of collected fines, revenue is calculated based upon the posted payments from citizens multiplied by our contractual percentage. For contracts where we receive a specific fixed monthly fee regardless of citations issued or collected, revenue is recorded once the amount collected from citizens exceeds the monthly fee per camera. Our fixed fee contracts typically have a revenue neutral provision whereby the municipality’s payment to us cannot exceed amounts collected from citizens within a given month.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. We perform continuing credit evaluations of its clients’ financial condition, and Novume generally does not require collateral.

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

We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and our assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. The balance in the allowance for doubtful accounts was $24,000 and $0 as of December 31, 2017 and 2016, respectively. However, actual write-offs might exceed the recorded allowance.

Income Taxes

We use the liability method of accounting for income taxes as set forth in the authoritative guidance for accounting for income taxes. This method requires an asset and liability approach for the recognition of deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Management has evaluated the recoverability of the net deferred income tax assets and the level of the valuation allowance required with respect to such net deferred income tax assets. After considering all available facts, the Company fully reserved for its net deferred tax assets because management believes that it is more likely than not that their benefits will not be realized in future periods. The Company will continue to evaluate its net deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s net deferred income tax assets satisfy the realization standard, the valuation allowance will be reduced accordingly.

The tax effects of uncertain tax positions are recognized in the consolidated financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized. It is our accounting policy to account for ASC 740-10-related penalties and interest as a component of the income tax provision in the consolidated statements of operations and comprehensive loss.

As of December 31, 2017 and 2016, our evaluation revealed no uncertain tax positions that would have a material impact on the financial statements. The 2014 through 2016 tax years remain subject to examination by the IRS, as of December 31, 2017. Our management does not believe that any reasonably possible changes will occur within the next twelve months that will have a material impact on the financial statements.

New Accounting Pronouncements

Recently Issued Accounting Pronouncements

Not Yet Adopted

In August 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance related to accounting for hedging activities. This guidance expands strategies that qualify for hedge accounting, changes how many hedging relationships are presented in the financial statements, and simplifies the application of hedge accounting in certain situations. The standard will be effective for us beginning July 1, 2019, with early adoption permitted for any interim or annual period before the effective date. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

In May 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. The update is effective for fiscal year 2019. The update is to be adopted prospectively to an award modified on or after the adoption date. Early adoption is permitted. We are currently evaluating the effect of this update but do not believe it will have a material impact on its financial statements and related disclosures.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, as part of its simplification initiatives. The update requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than deferring the recognition until the asset has been sold to an outside party as is required under current GAAP. The update is effective for fiscal year 2019. The new standard will require adoption on a modified retrospective basis through a cumulative-effect adjustment to retained earnings, and early adoption is permitted. We are currently evaluating the effect that this update will have on our financial statements and related disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial condition, results of operations and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) Topic 606, which supersedes existing accounting standards for revenue recognition and creates a single framework. Additional updates to Topic 606 issued by the FASB in 2015 and 2016 include the following:

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

The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard permits the use of either a retrospective or modified retrospective application. ASU 2014-09 and ASU 2016-12 are effective for annual reporting periods beginning after December 15, 2017.

On January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers, using the modified retrospective method. Novume has aggregated and reviewed its contracts that are within the scope of Topic 606. Based on its evaluation, Novume does not anticipate the adoption of Topic 606 will have a material impact on its balance sheet or related consolidated statements of operations, equity or cash flows. The impact of adopting Topic 606 to the Company relate to: (1) a change to franchisee agreements recorded prior to 2017; and (2) the timing of certain contractual agreements which the Company deemed as immaterial. Revenue recognition related to the Company’s other revenue streams will remain substantially unchanged.

There are currently no other accounting standards that have been issued but not yet adopted that will have a significant impact on our consolidated financial position, results of operations or cash flows upon adoption.

Recently Adopted

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 is aimed at reducing complexity in accounting standards. Currently, GAAP requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction; companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The new guidance is effective in fiscal years beginning after December 15, 2016, including interim periods within those years, with early adoption permitted. We early adopted and applied the new standard retrospectively to the prior period presented in the accompanying consolidated balance sheets and it did not have a material impact.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The update requires that deferred debt issuance costs be reported as a reduction to long-term debt (previously reported in other noncurrent assets). We adopted ASU 2015-03 in 2016 and for all retrospective periods, as required, and the impact of the adoption was not material to our consolidated financial statements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. This accounting standard update applies to all entities and was effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. We adopted this standard during fiscal year 2016 and it did not have a material impact on our consolidated results of operations, financial position or cash flows.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard reduces complexity in several aspects of the accounting for employee share-based compensation, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. We adopted this standard and the impact of the adoption was not material to our consolidated financial statements.
We do not believe that any recently issued accounting standards, in addition to those referenced above, would have a material effect on our consolidated financial statements.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Novume Solutions, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Novume Solutions, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and arerequired to be independent with respect to the Company in accordance with theU.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

s/s BD & Company, Inc.
BD & Company, Inc.

We have served as the Company's auditor since 2017.

Owings Mills, MD
April 12, 2018

Novume Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$1,957,212	$2,788,587
Accounts receivable, net	6,707,294	1,997,831
Inventory	155,716	-
Notes receivable	1,475,000	-
Other current assets	687,966	81,011
Total current assets	10,983,188	4,867,429
Property and Equipment
Furniture and fixtures	211,885	137,784
Office equipment	524,131	463,937
Camera systems	462,399	-
Vehicles	10,020	-
Leasehold improvements	72,918	33,259
Total fixed assets	1,281,353	634,980
Less: accumulated depreciation	(633,014)	(515,911)
Net property and equipment	648,339	119,069
Goodwill	3,092,616	-
Intangibles, net	5,468,874	-
Other Assets
Deferred tax asset	-	219,982
Investment at cost	262,140	-
Deferred offering and financing costs	-	236,963
Deposits and other long-term assets	143,583	39,282
Total other assets	405,723	496,227
Total assets	$20,598,740	$5,482,725
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,390,877	$577,268
Accrued expenses	3,060,512	575,203
Lines of credit	3,663,586	-
Deferred revenue	117,636	-
Total current liabilities	8,232,611	1,152,471
Long-Term Liabilities
Notes payable	1,405,994	457,289
Deferred rent	53,217	56,709
Total long-term liabilities	1,459,211	513,998
Total liabilities	9,691,822	1,666,469

Series A Cumulative Convertible Redeemable Preferred stock, $0.0001 par value, 505,000 and 500,000 shares designated, 502,327 and 301,570 shares issued and outstanding as of December 31, 2017 and 2016, respectively	4,396,580	2,269,602

Stockholders' Equity
Common stock, $0.0001 par value, 30,000,000 and 25,000,000 shares authorized, and 14,463,364 and 5,000,000 shares issued and outstanding as of December 31, 2017 and 2016, respectively	1,447	500
Preferred stock, $0.0001 par value, 2,000,000 and zero shares authorized, 505,000 and 500,000 shares designated as Series A as of December 31, 2017 and 2016, respectively, and 240,861 and zero shares designated as Series B as of December 31, 2017 and 2016, respectively.	-	-
Series B Cumulative Convertible Preferred stock, $0.0001 par value, 240,861 and zero shares designated, issued and outstanding as of December 31, 2017 and 2016, respectively	2,408,610	-
Additional paid-in capital	9,933,941	1,976,549
Accumulated deficit	(5,833,660)	(430,395)
Total stockholders’ equity	6,510,338	1,546,654
Total liabilities and stockholders’ equity	$20,598,740	$5,482,725

The accompanying notes are an integral part of these consolidated financial statements.

Novume Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years ended December 31,
	2017	2016
Revenue	$22,135,818	$12,128,406
Cost of revenue	13,792,473	6,959,514
Gross profit	8,343,345	5,168,892

Operating expenses
Selling, general, and administrative expenses	12,981,744	5,262,768
Loss from operations	(4,638,399)	(93,876)
Other expense
Interest expense	(213,492)	(165,079)
Other expense	(483,909)	-
Total other expense	(697,401)	(165,079)
Loss before income taxes	(5,335,800)	(258,955)
Benefit from income taxes	294,666	219,971
Net loss	$(5,041,134)	$(38,984)

Loss per common share - basic	$(0.46)	$(0.01)
Loss per common share - diluted	$(0.46)	$(0.01)

Weighted average shares outstanding
Basic	11,767,304	7,679,501
Diluted	11,767,304	7,679,501

The accompanying notes are an integral part of these consolidated financial statements.

Novume Solutions, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Shares of Common Stock	Common Stock	Shares of Series B Preferred Stock	Series B Preferred Stock	Additional Paid-In Capital	Retained Earnings	Total Stockholders’ Equity (Accumulated Deficit)
Balance as of January 1, 2016	1,370	$-	-	$-	$597,704	$932,334	$1,530,038
Stockholders’ distributions	-	-	-	-	-	(125,615)	(125,615)
Net income of AOC Key Solutions through March 14, 2016	-	-	-	-	-	386,125	386,125
Contribution of undistributed earnings from AOC Key Solutions	-	-	-	-	1,192,844	(1,192,844)	-
Net common stock issued in recapitalization	4,998,630	500	-	-	(500)	-	-
Stock-based compensation	-	-	-	-	26,844	-	26,844
Issuance of warrants	-	-	-	-	159,657	-	159,657
Preferred stock dividends	-	-	-	-	-	(5,286)	(5,286)
Net loss from March 15, 2016 through December 31, 2016	-	-	-	-	-	(425,109)	(425,109)
Balance as of December 31, 2016	5,000,000	500	-	-	1,976,549	(430,395)	1,546,654
Net common stock issued in Firestorm acquisition	488,094	49	-	-	976,237	-	976,286
Effect of contribution to Novume Solutions, Inc. on August 28, 2017	5,158,503	516	-	-	(516)	-	-
Net common stock issued in Brekford acquisition	3,287,187	329	-	-	5,850,864	-	5,851,193
Stock-based compensation	-	-	-	-	408,465	-	408,465
Issuance of warrants	-	-	-	-	418,424	-	418,424
Exercise of warrants	121,247	12	-	-	124,994	-	125,006
Equity issued in Global acquisition	375,000	38	240,861	2,408,610	566,250	-	2,974,898
Net common stock issued in BC Management acquisition	33,333	3	-	-	163,329	-	163,332
Preferred stock dividends	-	-	-	-	-	(362,131)	(362,131)
Accretion of Series A preferred stock	-	-	-	-	(550,655)	-	(550,655)
Net loss	-	-	-	-	-	(5,041,134)	(5,041,134)
Balance as of December 31, 2017	14,463,364	$1,447	240,861	$2,408,610	$9,933,941	$(5,833,660)	$6,510,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novume Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(5,041,134)	$(38,984)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	142,545	51,870
Provision for losses on accounts receivable	24,000	-
Deferred taxes	(294,666)	(219,982)
Share-based compensation	408,465	26,844
Deferred financing costs	109,236	28,703
Deferred rent	(20,076)	4,330
Warrant expense	67,491	101,634
Change in fair value of derivative liability	60,000	-
Amortization of intangibles	546,410	-
Loss on notes receivable writedown	450,000	-
Changes in operating assets and liabilities
Accounts receivable	(158,512)	(263,809)
Inventory	12,056	-
Deposits	(95,060)	-
Prepaid expenses and other current assets	(183,622)	(7,258)
Accounts payable	(398,315)	157,786
Accrued expenses and other current liabilities	1,033,893	22,787
Deferred revenue	95,143	-
Notes receivable	75,000	-
Net cash used in operating activities	(3,167,146)	(136,079)
Cash Flows from Investing Activities
Capital expenditures	(289,657)	(36,833)
Net cash used in investing activities	(289,657)	(36,833)
Cash Flows from Financing Activities
Stockholders' distributions	-	(125,615)
Proceeds from short-term borrowings	7,761,384	-
Repayments of short-term borrowings	(7,111,163)	-
Proceeds from notes payable	-	500,000
Acquisition of Firestorm - net of cash acquired	(417,704)	-
Acquisition of Brekford - net of cash acquired	1,943,760	-
Acquisition of Global - net of cash required	(1,069,693)	-
Acquisition of BC Management	(100,000)	-
Net proceeds from exercise of warrants	125,006	-
Net proceeds from issuance of preferred stock	1,745,347	2,269,602
Payment of deferred offering costs	-	(216,842)
Payment of preferred dividends	(251,509)	-
Payment of financing costs	-	(33,512)
Net cash provided by financing activities	2,625,428	2,393,633
Net (decrease) increase in cash and cash equivalents	(831,375)	2,220,721
Cash and cash equivalents at beginning of year	2,788,587	567,866
Cash and cash equivalents at end of year	$1,957,212	$2,788,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novume Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

NOTE 1 – NATURE OF OPERATIONS AND RECAPITALIZATION

Nature of Operations

Novume Solutions, Inc. (the “Company” or “Novume”) was formed in February 2017 to effectuate the mergers of, and become a holding company for KeyStone Solutions, Inc. (“KeyStone”) and Brekford Traffic Safety, Inc. (“Brekford”). For the purpose of this document any references to KeyStone are to KeyStone Solutions, Inc. prior to August 28, 2017 and to KeyStone Solutions, LLC on and after August 28, 2017. Our services are provided through seven wholly owned subsidiaries: AOC Key Solutions, Inc.; Firestorm Solutions, LLC and Firestorm Franchising, LLC (collectively referred to as “Firestorm” or “Firestorm Entities”); Brekford; Global Technical Services, Inc. and Global Contract Professionals; Inc. (collectively referred to as “Global” or the "Global Entities"); and Novume Media, Inc. (“Novume Media”).

The financial results of Brekford are included in the results of operations from August 28, 2017 through December 31, 2017. For narrative purposes, Company and Novume references include the Brekford, KeyStone, Firestorm and Global entities. The historical financial statements for Novume prior to the merger with Brekford reflect the historical financial statements of KeyStone.

KeyStone was formed in March 2016 as a holding company for its wholly owned subsidiary AOC Key Solutions, Inc. (“AOC Key Solutions”), which is headquartered in Chantilly, Virginia. AOC Key Solutions provides consulting and technical support services to assist clients seeking U.S. Federal government contracts in the technology, telecommunications, defense, and aerospace industries.

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

Brekford, headquartered in Hanover, Maryland, is a leading public safety technology service provider of fully-integrated automated traffic safety enforcement or ATSE solutions, including speed, red light, move-over and distracted driving camera systems.

On October 1, 2017, Novume acquired Global (See Note 2). Global provides temporary contract professional and skilled labor to businesses throughout the United States. Contracts to provide such services vary in length, usually less than one year. Global’s corporate offices are located in Fort Worth, Texas.

Additionally, on December 31, 2017 we acquired certain assets of BC Management, as described below.

Recapitalization

On March 15, 2016, the stockholders of AOC Key Solutions formed KeyStone as a holding company with the same proportionate ownership percentage as AOC Key Solutions. On that same date AOC Key Solutions entered into a merger agreement (the “AOC Key Solutions Merger Agreement”) with KeyStone and KCS Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of KeyStone with no activity. Pursuant to the AOC Key Solutions Merger Agreement, on March 15, 2016, Merger Sub was merged with and into AOC Key Solutions, and thus AOC Key Solutions became a wholly owned subsidiary of KeyStone (the “AOC Key Solutions Merger”). To complete the AOC Key Solutions Merger, the stockholders exchanged 100% of the outstanding common stock of AOC Key Solutions for newly issued common stock of KeyStone, representing 100% of the outstanding common stock. This effectively transferred 100% of the voting equity interest and control of AOC Key Solutions to KeyStone. The undistributed earnings totaling $1,192,844 of AOC Key Solutions as of that date were considered a capital contribution to KeyStone and were therefore reclassified to additional paid-in capital. The operations of AOC Key Solutions did not change, nor have any assets or operations transferred to either KeyStone or Merger Sub. The AOC Key Solutions Merger transaction resulted in no gain or loss to either entity. The stockholders’ proportionate ownership of KeyStone remained the same as it was for AOC Key Solutions. KeyStone accounted for the merger transaction as a recapitalization in the accompanying consolidated financial statements.

NOTE 2 – ACQUISITIONS

BC Management Acquisition

On December 31, 2017, Novume completed its acquisition of certain assets of BC Management, Inc. (“BC Management”). Consideration paid as part of this acquisition included: (a) $100,000 in cash, (b) 33,333 shares of Novume common stock valued at $163,332 and (c) 66,666 warrants to purchase Novume common stock valued at $123,472.

The preliminary purchase price has been allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date. Since the acquisition of BC Management occurred on December 31, 2017, the results of operations for BC Management have not been included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2017.

The Company is currently in the process of completing the preliminary purchase price allocation as an acquisition of certain assets. The final purchase price allocation for BC Management will be included in the Company’s financial statements in future periods. The table below shows preliminary analysis for the BC Management asset purchase:

Cash paid	$100,000
Common stock issued	163,331
Warrants issued, at $5.44	65,988
Warrants issued, at $6.53	57,484
Total consideration	386,803
Less intangible and intellectual property	(386,803)
Net goodwill recorded	$-

Global Entities Acquisition

On October 1, 2017 (the “Global Closing Date”), Novume completed its acquisition of Global Technical Services, Inc. (“GTS”) and Global Contract Professionals, Inc. (“GCP) (collectively, the “Global Entities”) (the “Global Acquisition”). Consideration paid as part of the Global Acquisition included: (a) $750,000 in cash, (b) 375,000 shares of Novume common stock valued at $566,288 and (c) 240,861 shares of Novume Series B Cumulative Convertible Preferred Stock (the “Novume Series B Preferred Stock”) valued at $2,408,610. In addition to the merger consideration, Novume paid $365,037 to satisfy in full all of the outstanding debt of GTS and GCP at closing, except for certain intercompany debt and ordinary course debt, and amounts due under (a) the Secured Account Purchase Agreement dated August 22, 2012 by and between GTS and Wells Fargo Bank, National Association (the “GTS Wells Fargo Credit Facility”) and (b) the Secured Account Purchase Agreement dated August 22, 2012 by and between GCP and Wells Fargo Bank, National Association (the “GCP Wells Fargo Credit Facility” and together with the GTS Wells Fargo Credit Facility, the “Wells Fargo Credit Facilities”), which have remained in effect following the consummation of the Global Acquisition. In connection with the Wells Fargo Credit Facilities, Novume delivered general continuing guaranties, dated September 29, 2017 to Wells Fargo Bank, National Association, guaranteeing the Guaranteed Obligations of GTS and GCP (as defined in the Wells Fargo Guaranty Agreements) under the Wells Fargo Credit Facilities, and paid $175,000 in the aggregate to reduce the current borrowed amounts under the Wells Fargo Credit Facilities as of the Global Closing Date. Additionally, Novume assumed $2,462,276 of Global’s liabilities.

As part of the Global Acquisition, the Company issued 240,861 shares of $0.0001 par value Novume Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”). All Series B Preferred Stock was issued at a price of $10.00 per share as part of the acquisition of the Global Entities. The Series B Preferred Stock is entitled to quarterly cash dividends of 1.12% (4.48% per annum) per share. The Series B Preferred Stock has a conversion price of $5.00 per share. Each Series B Preferred Stock has an automatic conversion feature based on the share price of Novume (See Note 9). Furthermore, as of December 31, 2017, the Company had $200,000 of holdback consideration included in accrued expenses.

The Company has completed its analysis of the purchase price allocation. The table below shows the final breakdown related to the Global acquisition:

Assets acquired	$4,384,668
Liabilities acquired	(4,384,417)
Net assets acquired	251
Less intangible assets	2,574,000
Consideration paid (see below)	4,264,934
Net goodwill recorded	$1,690,683

Cash consideration	$550,000
Cash paid towards acquired liabilities	540,037
Total cash paid	1,090,037
Holdback consideration	200,000
Common stock consideration	566,288
Series B Preferred Stock consideration	2,408,610
Total acquisition consideration	$4,264,934

The determination of the fair value of the assets acquired and liabilities assumed, includes approximately $2.6 million of intangible and intellectual property and approximately $1.6 million of goodwill.

Brekford Acquisition

On August 28, 2017, the mergers by and among Novume, KeyStone, Brekford, Brekford Merger Sub, Inc. (“Brekford Merger Sub”), and KeyStone Merger Sub, LLC (“KeyStone Merger Sub”), were consummated (the “Brekford Merger”) as a result of a merger agreement (the “Brekford Merger Agreement”). As a result, Brekford became a wholly-owned subsidiary of Novume, and Brekford Merger Sub ceased to exist. KeyStone Merger Sub also became a wholly-owned subsidiary of Novume, and KeyStone Solutions, Inc. ceased to exist. When KeyStone Merger Sub filed its certificate of merger with the Secretary of State of the State of Delaware, it immediately effectuated a name-change to KeyStone Solutions, LLC, the name by which it is now known.

Upon completion of the Brekford Merger, the merger consideration was issued in accordance with the terms of the Brekford Merger Agreement. Immediately upon completion of the Brekford Merger, the pre-merger stockholders of KeyStone owned approximately 80% of the issued and outstanding capital stock of Novume on a fully-diluted basis, and the pre-merger stockholders of Brekford owned approximately 20% or 3,287,187 shares of the issued and outstanding capital stock of Novume on a fully-diluted basis.

The Company has completed its analysis of the purchase price allocation. The table below shows the final breakdown related to the Brekford acquisition:

Common stock issued	$5,851,193
Total consideration	5,851,193
Less cash received	(1,943,778)
Less note receivable	(2,000,000)
Less other assets	(1,139,007)
Less intangible assets	(558,412)
Plus liabilities assumed	1,191,937
Net goodwill recorded	$1,401,933

The determination of the fair value of the assets acquired and liabilities assumed, includes approximately $0.6 million of intangible and intellectual property and approximately $1.4 million of goodwill.

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

●
Each of the Firestorm Principals was issued 162,698 (315,625 post Brekford Merger) shares of Novume common stock, par value $0.0001 per share, for an aggregate issuance of 488,094 (946,875 post Brekford Merger) shares of Novume common stock;

●
Each of the Firestorm Principals received warrants to purchase 54,233 (105,209 post Brekford Merger) Novume Common Shares, exercisable over a period of five years after the Firestorm Closing Date, at an exercise price of $2.5744 per share; and

●
Each of the Firestorm Principals received warrants to purchase 54,233 (105,209 post Brekford Merger) Novume Common Shares, exercisable over a period of five years after the Firestorm Closing Date, at an exercise price of $3.6048 per share.

The Company has completed its analysis of the purchase price allocation. The table below shows the final breakdown related to the Firestorm acquisition:

Cash paid	$500,000
Notes payable issued	907,407
Common stock issued	976,286
Warrants issued, at $2.58	125,411
Warrants issued, at $3.61	102,289
Total consideration	2,611,393
Less cash received	(82,296)
Less other assets	(137,457)
Less intangible and intellectual property	(2,497,686)
Plus liabilities assumed	106,046
Net goodwill recorded	$-

The determination of the fair value of the assets acquired and liabilities assumed includes approximately $2.5 million of intangible and intellectual property. In connection with the acquisition, Novume has also entered into employment agreements with three of the founders of the Firestorm Entities as set forth below.

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

James W. Satterfield Employment Agreement

The Satterfield Employment Agreement provides that upon the Firestorm Closing Date his employment agreement will become effective for an initial five-year term as President and Chief Executive Officer of each of the Firestorm Entities. His base salary will be $225,000 per annum, and he will be eligible for a bonus as determined by Novume’s Compensation Committee. Mr. Satterfield will also be eligible to receive all such other benefits as are provided by Novume to other management employees that are consistent with Novume’s fringe benefits available to any other officer or executive of Novume or its subsidiaries. Mr. Satterfield has been granted options to purchase 96,997 Novume Common Shares, which shall begin vesting on the one-year anniversary of the Firestorm Closing Date and continue vesting monthly over the following two years, at an exercise price of $1.55 per share, in connection with the acquisition of Firestorm.

Operations of Combined Entities

The following unaudited pro-forma combined financial information gives effect to the acquisition of Firestorm, the merger with Brekford and the acquisition of Global as if they were consummated January 1, 2016. This unaudited pro-forma financial information is presented for information purposes only and is not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2016 (the beginning of the earliest period presented) or to project potential operating results as of any future date or for any future periods.

	Years ended December 31,
	2017	2016
Revenues	$42,828,709	$ 40,247,097
Net income (loss)	$(6,183,910)	$ (2,177,836)
Basic earnings (loss) per share	$(0.56)	$ (0.28)
Diluted earnings (loss) per share	$(0.56)	$ (0.28)

Basic Number of Shares	11,767,304	7,679,501
Diluted Number of Shares	11,767,304	7,679,501

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Novume, the parent company, and its wholly owned subsidiaries AOC Key Solutions, Inc., Brekford Traffic Safety Inc., Novume Media, Inc., Chantilly Petroleum, LLC, Firestorm Solutions, LLC, Firestorm Franchising, LLC, Global Technical Services Inc. and Global Contract Professionals, Inc.

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

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also considers recording as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, the Company determined that an allowance for loss of $24,000 and $0 was required at December 31, 2017 and 2016, respectively.

Accounts receivable at December 31, 2017 and 2016 included $1,259,089 and $752,482 in unbilled contracts respectively related to work performed in the year in which the receivable was recorded. The amounts were billed in the subsequent year.

Inventory

Inventory principally consists of parts held temporarily until installed for service. Inventory is valued at the lower of cost or market value. The cost is determined by the lower of first-in, first-out (“FIFO”) method, while market value is determined by replacement cost for components and replacement parts.

Property and Equipment

The cost of furniture and fixtures and office equipment is depreciated over the useful lives of the related assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the lease. Depreciation and amortization is recorded on the straight-line basis.

The range of estimated useful lives used for computing depreciation are as follows:

Furniture and fixtures	2 - 10 years
Office equipment	2 - 5 years
Leasehold improvements	3 - 15 years
Automobiles	3 - 5 years
Camera systems	3 years

Repairs and maintenance are expensed as incurred. expenditures for additions, improvements and replacements are capitalized. Depreciation and amortization expense for the years ended December 31, 2017 and 2016 was $142,545 and $51,870, respectively.

Business Combination

Management conducts a valuation analysis on the tangible and intangible assets acquired and liabilities assumed at the acquisition date thereof. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. We allocate a portion of the purchase price to the fair value of identifiable intangible assets. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.

We recorded goodwill and intangible assets for the mergers and acquisitions that occurred in 2017. The BC Management and Firestorm acquisitions were asset acquisitions, which created both book and tax bases in goodwill and non-goodwill intangible assets. BC Management’s acquisition resulted in $0.4 million of non-goodwill intangible assets. The Firestorm acquisition resulted in $2.5 million of non-goodwill intangible assets. Brekford and Global were stock acquisitions and only have book basis in the goodwill and intangible assets. The fair value assigned to Brekford’s intangible and goodwill is $0.6 million and $1.4 million, respectively. The Global Technical Services and Global Contract Professional goodwill and intangible assets resulted in a fair value of $1.6 million and $2.6 million, respectively, and corresponding net deferred tax liability. As a result of the deferred tax liability, an adjustment was recorded to goodwill to account for the tax effect of the deferred tax liability. As discussed above, the fair value of these assets may change and require subsequent adjustments.

Goodwill and Other Intangibles

In applying the acquisition method of accounting, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Identifiable intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Identifiable intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment within one year of acquisitions or annually as of December 1, and whenever indicators of impairment exist. The fair value of intangible assets are compared with their carrying values, and an impairment loss would be recognized for the amount by which a carrying amount exceeds its fair value.

Acquired identifiable intangible assets are amortized over the following periods:

Acquired Intangible Asset	Amortization Basis	Expected Life (years)
Customer-Related	Straight-line basis	5-15
Marketing-Related	Straight-line basis	4
Technology-Based	In line with underlying cash flows or straight-line basis	3

Revenue Recognition

The Company recognizes revenues for the provision of services when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the fee is fixed or determinable and the collectability of the related revenue is reasonably assured. The Company principally derives revenues from fees for services generated on a project-by-project basis. Revenues for time-and-materials contracts are recognized based on the number of hours worked by the employees or consultants at an agreed-upon rate per hour set forth in the Company’s standard rate sheet or as written from time to time in the Company’s contracts or purchase orders. Revenues related to firm-fixed-price contracts are primarily recognized upon completion of the project as these projects are typically short-term in nature. Revenue from the sale of individual franchises is recognized when the contract is signed and collectability is assured, unless the franchisee is required to perform certain training before operations commence. The franchisor has no obligation to the franchisee relating to store development and the franchisee is considered operational at the time the franchise agreement is signed or when required training is completed, if applicable. Royalties from individual franchises are earned based upon the terms in the franchising agreement which are generally the greater of $1,000 or 8% of the franchisee’s monthly gross sales.

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

Advertising

The Company expenses all non-direct-response advertising costs as incurred. Such costs were not material for the years ended December 31, 2017 and 2016.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual amounts may differ from these estimates. On an on-going basis, the Company evaluates its estimates, including those related to collectability of accounts receivable, fair value of debt and equity instruments and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Income Taxes

Income tax expense consists of U.S. federal and state income taxes. We are required to pay income taxes in certain state jurisdictions. Historically, AOC Key Solutions and Global Contract Professionals, Inc. initially elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, neither AOC Key Solutions nor Global Contract Professionals paid federal corporate income tax, and in most instances state income tax, on its taxable income. AOC Key Solutions revoked its S Corporation election upon the March 15, 2016 merger with KeyStone and Global Contract Professionals revoked its S Corporation election upon the acquisition by Novume, and are therefore, subject to corporate income taxes. Firestorm is a single-member LLC with KeyStone as the sole member.

We use the liability method of accounting for income taxes as set forth in the authoritative guidance for accounting for income taxes. This method requires an asset and liability approach for the recognition of deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Management has evaluated the recoverability of the net deferred income tax assets and the level of the valuation allowance required with respect to such net deferred income tax assets. After considering all available facts, the Company fully reserved for its net deferred tax assets because management believes that it is not more likely than not that their benefits will be realized in future periods. The Company will continue to evaluate its net deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s net deferred income tax assets satisfy the realization standard, the valuation allowance will be reduced accordingly. As of December 31, 2017 the Company has gross federal and state NOL carry forwards of $5.9 million and $0.3 million, respectively. The Company also has a valuation allowance of $1.3 million recorded against its net deferred tax assets as of December 31, 2017.

The tax effects of uncertain tax positions are recognized in the consolidated financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized. It is our accounting policy to account for ASC 740-10-related penalties and interest as a component of the income tax provision in the consolidated statements of operations and comprehensive loss.

As of December 31, 2017 and 2016, our evaluation revealed no uncertain tax positions that would have a material impact on the financial statements. The 2014 through 2016 tax years remain subject to examination by the IRS, as of December 31, 2017. Our management does not believe that any reasonably possible changes will occur within the next twelve months that will have a material impact on the financial statements.

Equity-Based Compensation

The Company recognizes equity-based compensation based on the grant-date fair value of the award on a straight-line basis over the requisite service period, net of estimated forfeitures. Total equity-based compensation expense included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2017 and 2016 was $408,465 and $26,844, respectively.

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires the use of subjective assumptions, including the fair value and projected volatility of the underlying common stock and the expected term of the award.

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions during the years ended December 31, 2017 and 2016:

	Year ended December 31,
	2017	2016
Risk-free interest rate	1.00% - 2.17%	1.14%
Expected term	0.3 – 6.1 years	5 years
Volatility	70%	70%
Dividend yield	0%	0%
Estimated annual forfeiture rate at time of grant	0% - 30%	0%

Risk-Free Interest Rate – The yield on actively traded non-inflation indexed U.S. Treasury notes with the same maturity as the expected term of the underlying grants was used as the average risk-free interest rate.

Expected Term – The expected term of options granted was determined based on management’s expectations of the options granted which are expected to remain outstanding.

Expected Volatility – Because the Company’s common stock has only been publicly traded since late August 2017, there is not a substantive share price history to calculate volatility and, as such, the Company has elected to use the calculated value method.

Dividend Yield – The Black-Scholes option pricing model requires an expected dividend yield as an input. The Company has not issued common stock dividends in the past nor does the Company expect to issue common stock dividends in the future.

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value as of December 31, 2017 and 2016 because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value as of December 31, 2017, given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The Company determined that the value of the remaining balance of the note receivable at December 31, 2017 approximated its recorded value, and the Company sold the note in February 2018 for proceeds of $1,400,000. The Company’s goodwill and other intangible assets are measured at fair value on a non-recurring basis using Level 3 inputs.

The Company has concluded that its Series A Preferred Stock is a Level 3 financial instrument and that the fair value approximates the carrying value due to the proximity of the date of the sale of the Series A Preferred Stock to independent third-parties. There were no changes in levels during the year ended December 31, 2017 and the Company did not have any financial instruments prior to 2016.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. Concentrations of credit risk with respect to accounts receivable are minimal due to the collection history and due to the nature of the Company’s client base. The Company limits its credit risk with respect to cash by maintaining cash balances with high-quality financial institutions. At times, the Company’s cash may exceed U.S. Federally insured limits, and as of December 31, 2017 and 2016, the Company had $1,707,212 and $2,538,587, respectively, of cash and cash equivalents on deposit that exceeded the federally insured limit.

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

The Company calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed. Participating securities consist of preferred stock that contain a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common stockholders. The Company does not have any participating securities at this time.

On August 28, 2017, the Company effected a 1.9339-to-1 stock exchange related to its acquisition of Brekford Traffic Safety, Inc. The per share amounts have been updated to show the effect of the exchange on earnings per share as if the exchange occurred at the beginning of both years for the quarterly financial statements of the Company. The impact of the stock exchange is also shown on the Company’s Statement of Changes in Stockholders’ Equity.

Foreign Currency Transactions

Brekford has certain revenue and expense transactions with a functional currency in Mexican pesos and the Company's reporting currency is the U.S. dollar. Assets and liabilities are translated from the functional currency to the reporting currency at the exchange rate in effect at the balance sheet date and equity at the historical exchange rates. Revenue and expenses are translated at rates in effect at the time of the transactions. Any resulting translation gains and losses are accumulated in a separate component of stockholders' equity – other comprehensive income (loss). For the period of August 28, 2017 through December 31, 2017, there were no unrealized gains or losses. Realized foreign currency transaction gains and losses are credited or charged directly to operations.

Segment Reporting

The Financial Accounting Standards Board (“FASB”) ASC Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. Based on its analysis of current operations, management has determined that the Company has only one operating segment, which is Novume. Management will continue to reevaluate its segment reporting as the Company grows and matures. However, the chief operating decision-makers currently use combined results to make operating and strategic decisions, and, therefore, the Company believes its entire operation is currently covered under a single reportable segment.

Going Concern Assessment

Beginning with the year ended December 31, 2017 and all annual and interim periods thereafter, management will assess going concern uncertainty in the Company’s consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

The Company has generated losses since its inception in August 2017 and has relied on cash on hand, external bank lines of credit and the sale of a note to support cashflow from operations. The Company attributes the 2017 losses to public company corporate overhead and losses generated by some of our subsidiary operations. As of and for the year ended December 31, 2017, the Company had a net loss of approximately $5.04 million and positive working capital of approximately $2.75 million. The Company’s cash position was increased in April 2018 by the receipt of $2 million related to the issuance of a promissory note. Management believes that based on relevant conditions and events that are known and reasonably knowable that its forecasts, for one year from the date of the filing of the consolidated financial statements in this Annual Report on Form 10-K, indicate improved operations and the Company’s ability to continue operations as a going concern. The Company has contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look-forward period.

New Accounting Pronouncements

Recently Issued Accounting Pronouncements

Not Yet Adopted

In August 2017, the FASB issued new guidance related to accounting for hedging activities. This guidance expands strategies that qualify for hedge accounting, changes how many hedging relationships are presented in the financial statements and simplifies the application of hedge accounting in certain situations. The standard will be effective for us beginning July 1, 2019, with early adoption permitted for any interim or annual period before the effective date. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the update requires only a single-step quantitative test to identify and measure impairment based on the excess of a reporting unit's carrying amount over its fair value. A qualitative assessment may still be completed first for an entity to determine if a quantitative impairment test is necessary. The update is effective for fiscal year 2021 and is to be adopted on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will test goodwill for impairment within one year of the acquisition or annually as of December 1, and whenever indicators of impairment exist.

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

The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard permits the use of either a retrospective or modified retrospective application. ASU 2014-09 and ASU 2016-12 are effective for annual reporting periods beginning after December 15, 2017.

On January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers, using the modified retrospective method. Novume has aggregated and reviewed its contracts that are within the scope of Topic 606. Based on its evaluation, Novume does not anticipate the adoption of Topic 606 will have a material impact on its balance sheet or related consolidated statements of operations, equity or cash flows. The impact of adopting Topic 606 to the Company relate to: (1) a change to franchisee agreements recorded prior to 2017; and (2) the timing of certain contractual agreements which the Company deemed as immaterial. Revenue recognition related to the Company’s other revenue streams will remain substantially unchanged.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The update requires that deferred debt issuance costs be reported as a reduction to long-term debt (previously reported in other noncurrent assets). The Company adopted ASU 2015-03 in 2016 and for all retrospective periods, as required, and the impact of the adoption was not material to the consolidated financial statements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. This accounting standard update applies to all entities and was effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. The Company adopted this standard during fiscal year 2016.

In March 2016, FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard reduces complexity in several aspects of the accounting for employee share-based compensation, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard and the impact of the adoption was not material to the consolidated financial statements.

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

NOTE 4 – INVESTMENT AT COST AND NOTES RECEIVABLE

On February 6, 2017, prior to the Brekford Merger, Brekford entered into a Contribution and Unit Purchase Agreement (the “CUP Agreement”) with LB&B Associates Inc. (“LB&B”) and Global Public Safety, LLC (“GPS”).

The closing for the transaction set forth in the CUP Agreement occurred on February 28, 2017 (the “GPS Closing”) and on such date the Company contributed substantially all of the assets and certain liabilities related to its vehicle services business to GPS. On the GPS Closing, the Company sold units representing 80.1% of the units of GPS to LB&B for $6,048,394, after certain purchase price adjustments of prepaid expenses and unbilled customer deposits. $4,048,394 was paid in cash, including a $250,000 deposit that was paid on February 6, 2017, and $2,000,000 was paid by LB&B issuing the Company a promissory note receivable (the “GPS Promissory Note”). After the GPS Closing, the Company continues to own 19.9% of the units of GPS after the transaction. The Company is accounting for this as an investment at cost.

The GPS Promissory Note ($2,000,000) is subordinated to the LB&B’s senior lender and accrues interest at a rate of 3% per annum. The maturity date of the GPS Promissory Note was March 31, 2022. The GPS Promissory Note was to be repaid as follows: (a) $75,000 plus all accrued interest on each of September 30, 2017; December 31, 2017; March 31, 2018, June 30, 2018 and September 30, 2018 (or, in the event any such date is not a business day, the first business day after such date), (b) $100,000 plus all accrued interest on each of December 31, 2018; March 31, 2019; June 30, 2019 and September 30, 2019 (or, in the event any such date is not a business day, the first business day after such date) (c) $125,000 plus all accrued interest on each of December 31, 2019; March 31, 2020; June 30, 2020; September 30, 2020, December 31, 2020; March 31, 2021, June 31, 2021; September 30, 2021; and December 31, 2021 (or, in the event any such date is not a business day, the first business day after such date), and (d) $100,000 on March 31, 2022. The GPS Promissory Note was secured pursuant to the terms of a Pledge Agreement (the “LB&B Pledge Agreement”) between the Company and LB&B. Pursuant to the LB&B Pledge Agreement LB&B, granted the Company a continuing second priority lien and security interest in the LB&B’s units of GPS subject to liens of the LB&B’s senior lender. As of December 31, 2017, the Company reclassified the note receivable balance to a current asset and wrote down $450,000 based on the decision to sell the note receivable to an unrelated third party. The sale was consummated in February 2018. The current portion of notes receivable was $1,475,000 and $0 as of December 31, 2017 and 2016, respectively.

NOTE 5 – IDENTIFIABLE INTANGIBLE ASSETS

The following provides a breakdown of identifiable intangible assets as of December 31, 2017:

	Customer Relationships	Marketing Related	Technology Based	Total
Identifiable intangible assets, gross	$5,201,872	$730,000	$83,412	$6,015,284
Accumulated amortization	(494,200)	(52,210)	-	(546,410)
Identifiable intangible assets, net	$4,707,672	$677,790	$83,412	$5,468,874

In connection with the acquisition of Firestorm, Global and Brekford, the Company identified intangible assets of $2,497,686, $2,574,000 and $558,412, respectively, representing trade names, customer relationships and technology. In addition, as of December 31, 2017, intangibles attributable to the asset acquisition of BC Management totaled $386,804. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 9.2 years and amortization expense amounted to $456,410 for the year ended December 31, 2017.

As of December 31, 2017, the estimated annual amortization expense for each of the next five fiscal years is as follows:

2018	$938,382
2019	952,284
2020	952,284
2021	886,160
2022	238,155
Thereafter	1,501,609
Total	$5,468,874

NOTE 6 — SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2017 and 2016 was as follows:

	For the Year Ended December 31,
	2017	2016
Cash paid for interest	$281,015	$48,957
Cash paid for taxes	$-	$-

Warrants issued in connection with note payable	$-	$58,520
Warrants issued in connection with issuance of Series A Preferred Stock	$67,491	$101,634

Business Combinations:
Current Assets	$5,263,445	$-
Property and equipment	$382,159	$-
Intangible assets	$6,015,285	$-
Goodwill	$3,092,616	$-
Other non-current assets	$271,381	$-
Note receivable, long-term	$1,700,000	$-
Assumed liabilities	$(5,069,709)	$-
Deferred revenue	$(22,493)	$-
Other non-current liabilities	$(16,584)	$-
Issuance of common stock	$(7,784,560)	$-
Issuance of Series B preferred stock	$(2,408,610)	$-
Notes payable	$(1,117,253)	$-
Issuance of common stock warrants	$(123,473)	$-

On April 7, 2017, Novume paid cash dividends of $76,695 to holders of record of Novume Series A Preferred Stock as of March 30, 2017. On July 8, 2017, the Company paid cash dividends of $87,907 to shareholders of record of Novume Series A Preferred Stock as June 30, 2017. On October 7, 2017, the Company paid cash dividends of $87,907 payable to shareholders of record of Novume Series A Preferred Stock as September 30, 2017. On December 31, 2017, the Company declared and accrued dividends of $87,907 payable to Series A Preferred Stock shareholders of record as of December 31, 2017. On December 31, 2017, the Company declared and accrued dividends of $27,001 payable to Series B Preferred Stock shareholders of record as of December 31, 2017.

NOTE 7 — DEBT

Line of Credit

AOC Key Solutions was a party to a business loan agreement (the “2015 Loan Agreement”) with Sandy Spring Bank (“SSB”) dated as of September 25, 2015. The primary credit facility was an asset-based revolving line of credit up to $1,000,000 which was due to mature on September 30, 2016. To secure its obligations under the 2015 Loan Agreement, AOC Key Solutions had granted to SSB a security interest in its accounts receivable. SSB was required to advance funds to AOC Key Solutions up to the lesser of (1) $1,000,000 or (2) eighty percent (80%) of the aggregate amount of all of its accounts receivable aged 90-days or less which contained selling terms and conditions acceptable to the SSB. AOC Key Solutions did not draw any funds from this credit facility in 2015 and there was no outstanding balance on the 2015 Loan Agreement at December 31, 2016.

On August 11, 2016, Novume entered into Loan and Security Agreement (the “2016 Line of Credit”) with SSB that replaced the 2015 Loan Agreement. The 2016 Line of Credit was comprised of: 1) an asset-based revolving line of credit up to $1,000,000 for short-term working capital needs and general corporate purposes maturing on July 31, 2017, which bore interest at the Wall Street Journal Prime Rate, floating, plus 0.50% and was secured by a first lien on all of Novume’s business assets; and 2) an optional term loan of $100,000 for permanent working capital, which bore interest at the Wall Street Journal Prime Rate, floating, plus 0.75%, required monthly payments of principal plus interest to fully amortize the loan over four (4) years, was secured by a first lien on all of Novume’s business assets, cross-collateralized and cross-defaulted with the revolving line of credit, and was to mature on February 15, 2019. The 2016 Line of Credit does not require any personal guarantees.

The borrowing base for the 2016 Line of Credit was up to the lesser of (1) $1,000,000 or (2) eighty percent (80%) of the aggregate amount of all of Novume’s eligible accounts receivable as defined by SSB. The borrowing base for the $100,000 term loan was fully reserved under the borrowing base for the revolving line of credit. The 2016 Line of Credit had periodic reporting requirements, balance sheet and profitability covenants, as well as affirmative and negative operational and ownership covenants. The Company was in compliance with all 2016 Line of Credit covenants at December 31, 2016. In August 2017, the Company terminated the 2016 Line of Credit with SSB. As such, there was no outstanding balance on the 2016 Line of Credit at December 31, 2017.

As of December 31, 2017 and 2016, Novume had no balances due for the 2016 Line of Credit and the 2015 Loan Agreement. When Novume replaced the 2015 Loan Agreement with the 2016 Line of Credit on August 11, 2016, neither line of credit had a balance due. The Company terminated the 2016 Line of Credit in August 2017.

Global has revolving lines of credit with Wells Fargo Bank, National Association (“WFB”) (“the Global Wells Agreements”). WFB agreed to advance to Global, 90% of all eligible accounts with a maximum facility amount of $5,000,000. Interest is payable under the Global Wells Agreements at a monthly rate equal to the Three-Month LIBOR in effect from time to time plus 3% plus the Margin. The Margin is 3%. Payment of the revolving lines of credit is secured by the accounts receivable of Global. The current terms of the Global Wells Agreements run through December 31, 2018, with automatic renewal terms of 12 months. WFB or Global may terminate the Global Wells Agreements upon at least 60 days’ written notice prior to the last day of the current term. The principal balance at December 31, 2017 totaled $2,057,259. As part of the lines of credit agreements, Global must maintain certain financial covenants. Global met all financial covenant requirements during and as of the year ended December 31, 2017.

On November 12, 2017, AOC Key Solutions entered into an Account Purchase Agreement and related agreements (the “KSI Wells Agreement”) with WFB. Pursuant to the Agreement, AOC Key Solutions agreed to sell and assign to WFB all of its Accounts (as such term is defined in Article 9 of the Uniform Commercial Code), constituting accounts arising out of sales of Goods (as such term is defined in Article 9 of the Uniform Commercial Code) or rendition of services that WFB deems to be eligible for borrowing under the KSI Wells Agreement. WFB agreed to advance to AOC Key Solutions, 90% of all eligible accounts with a maximum facility amount of $3,000,000. Interest is payable under the KSI Wells Agreement at a monthly rate equal to the Daily One Month LIBOR in effect from time to time plus 5% (the “Contract Rate”). The KSI Wells Agreement also provides for a deficit interest rate equal to the then applicable interest rate plus 50% of the Contract Rate and a default interest rate equal to the then applicable interest rate or deficit interest rate, plus 50% of the Contract Rate. The initial term of the KSI Wells Agreement runs through December 31, 2018 (the “Initial Term”), with automatic renewal terms of 12 months (the “Renewal Term”), commencing on the first day after the last day of the Initial Term. AOC Key Solutions may terminate the KSI Wells Agreement upon at least 60 days’ prior written notice, but no more than 120 days’ written notice, prior to and effective as of the last day of the Initial Term or the Renewal Term, as the case may be. WFB may terminate the KSI Wells Agreement at any time and for any reason upon 30 days’ written notice or without notice upon the occurrence of an Event of Default (as such term is defined in the KSI Wells Agreement) after the expiration of any grace or cure period. The principal balance at December 31, 2017 totaled $1,606,327.

Long-Term Debt

On March 16, 2016, Novume entered into a Subordinated Note and Warrant Purchase Agreement (the “Avon Road Note Purchase Agreement”) pursuant to which Novume agreed to issue up to $1,000,000 in subordinated debt (the "Avon Road Note") and warrants to purchase up to 242,493 shares of Novume’s common stock (“Avon Road Subordinated Note Warrants”). The exercise price for the Avon Road Subordinated Note Warrants is equal to $1.031 per share of common stock. Subordinated notes with a face amount of $500,000 and Avon Road Subordinated Note Warrants to purchase 121,247 shares of Novume’s common stock have been issued pursuant to the Avon Road Note Purchase Agreement to Avon Road Partners, L.P. (“Avon Road”), an affiliate of Robert Berman, Novume’s CEO and a member of Novume’s Board of Directors. The Avon Road Subordinated Note Warrants had an expiration date of March 16, 2019 and qualified for equity accounting as the warrants did not fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity. The fair value was determined to be $58,520 and was as a debt discount and additional paid-in capital in the accompanying consolidated balance sheet as of December 31, 2016. The debt discount is being amortized as interest expense on a straight-line basis through the maturity date of the note payable.

The Avon Road Note is subordinated to the Novume’s 2016 Line of Credit with SSB and any successor financing facility. Simple interest accrues on the unpaid principal of the note at a rate equal to the lower of (a) 9% per annum, or (b) the highest rate permitted by applicable law. Interest is payable monthly, and the note is to mature on March 16, 2019. The Company terminated the 2016 Loan Agreement in August 2017.

Pursuant to the terms of the Novume acquisition of the membership interests in the Firestorm Entities, the Company issued $1,000,000 in the aggregate in the form of four unsecured, subordinated promissory notes issued by Novume with interest payable over five years after the Firestorm Closing Date, to all the Members of the Firestorm Entities. The principal amount of the note payable to Lancer is $500,000. The principal amount of the note payable to Mr. Rhulen is $166,666.66. The principal amount of the notes payable to each of Mr. Satterfield and Ms. Loughlin is $166,666.67. The Firestorm Principal Notes are payable at an interest rate of 2% and the Lancer Note is payable at an interest rate of 7%. The notes mature on January 25, 2022. The balance of these notes payable was $924,383 net of unamortized interest as of December 31, 2017 to reflect the amortized fair value of the notes issued due to the difference in interest rates of $75,617.

The principal amounts due for long-term notes payable are shown below:

2018	$-
2019	500,000
2020	-
2021	-
2022	1,000,000
Thereafter	-
Total	$1,500,000

Less unamortized interest	(75,617)
Less unamortized financing costs	(18,389)
Long-term debt	$1,405,994

NOTE 8 — INCOME TAXES

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Act”) was enacted, which changes U.S. tax law and includes various provisions that impact our company. The 2017 Act effects our company by (i) changing U.S. tax rates, (ii) increasing the Company’s ability to utilize accumulated net operating losses generated after December 31, 2017, and (iii) impacts the estimates of our deferred tax assets and liabilities.

Pursuant to U.S. GAAP, changes in tax rates and tax laws are accounted for in the period of enactment, and the resulting effects are recorded as discrete components of the income tax provision related to continuing operations in the same period. The changes in the tax law have been accounted for in our income tax provision for the December 31, 2017 year-end provision. As a result of the change in the U.S. tax rates the Company revalued it’s ending deferred tax assets and liabilities, which has an approximate 16.9% impact on our provision for income taxes.

The benefit from income taxes for the years ended December 31, 2017 and 2016 consists of the following:

	Year ended December 31,
	2017	2016
Current:
State	$23,919	$11
Deferred:
Federal	$(311,211)	$(196,826)
State	(7,374)	(23,156)
Benefit from income taxes	$(294,666)	$(219,971)

The components of deferred income tax assets and liabilities are as follows at December 31, 2017 and 2016:

	As of December 31,
	2017	2016
Deferred tax assets:
Fixed assets	$14,604	$-
Amortizable start-up costs	-	117,340
Accrual and others	507,052	52,345
Net operating loss carryforward	1,513,921	89,944
Valuation allowance	(1,342,108)	-
	693,469	259,629

Deferred tax liabilities:
Goodwill and Intangibles	(693,469)	-
Fixed assets	-	(39,647)
Total deferred tax assets, net	$-	$219,982

The difference between the income tax provision computed at the U.S. Federal statutory rate and the effective tax rate is as follows for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
U.S. statutory federal rate	34.0%	34.0%
(Decrease) increase in taxes resulting from:
State income tax rate, net of U.S. Federal benefit	5.1%	4.0%
Other temporary and permanent differences arising from S Corp years	0.0%	-13.2%
S Corp income prior to merger	0.0%	62.8%
Acquisition related costs	-6.8%	0.0%
Impact of changes in tax rates	-16.9%	0.0%
Other	-4.0%	-2.7%
Valuation allowance	-5.8%	0.0%
Effective tax rate	5.6%	84.9%

The Company files income tax returns in the United States and in various state and foreign jurisdictions. No U.S. Federal, state or foreign income tax audits were in process as of December 31, 2017.

As more fully disclosed in Note 2, through March 15, 2016, AOC Key Solutions elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, AOC Key Solutions did not pay federal corporate income taxes, and in most instances state income tax, on its taxable income. Thus, for the year ended December 31, 2016, AOC Key Solutions did not have any provision for income taxes.

Management has evaluated the recoverability of the net deferred income tax assets and the level of the valuation allowance required with respect to such net deferred income tax assets. After considering all available facts, the Company fully reserved for its net deferred tax assets because management believes that it is not more likely than not that their benefits will be realized in future periods. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s net deferred income tax assets satisfy the realization standard, the valuation allowance will be reduced accordingly.

At December 31, 2017, Novume had gross net operating loss carryforwards of approximately $5,909,378, Novume also had a valuation allowance of $1,342,108 recorded against its net deferred net assets at December 31, 2017.

For the years ended December 31, 2017 and 2016, Novume did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2014 through 2016 tax years remain subject to examination by the IRS.

NOTE 9 — STOCKHOLDERS’ EQUITY

Common Stock

The formation of Novume provided for 30,000,000 authorized shares of Novume $0.0001 par value common stock. As of December 31, 2017 and December 31, 2016, the issued and outstanding common shares of Novume were 14,463,364 and 5,000,000 (9,699,720 post Brekford merger exchange), respectively.

As described in more detail in Note 1, on March 15, 2016, the stockholders of AOC Key Solutions formed KeyStone as a holding company with the same proportionate ownership percentage as AOC Key Solutions. Pursuant to the KeyStone Merger Agreement, the stockholders exchanged 100% of the outstanding common stock of AOC Key Solutions for 5,000,000 (9,699,720 post merger exchange) shares newly issued KeyStone common stock, representing 100% of the outstanding common stock. The formation of KeyStone provided for 25,000,000 authorized shares of KeyStone $0.0001 par value common stock. As of December 31, 2016, 5,000,000 (9.699,720 post merger exchange) shares of KeyStone common stock were issued and outstanding.

In January 2017, the Company issued 488,094 (946,875 post Brekford merger exchange) shares of KeyStone common stock as consideration as part of its acquisition of Firestorm.

Upon completion of the KeyStone and Brekford merger on August 28, 2017, consideration was issued in accordance with the terms of the Brekford Merger Agreement. Immediately upon completion of the Brekford Merger, the pre-merger stockholders of AOC Key Solutions owned approximately 80% of the issued and outstanding capital stock of the Company on a fully-diluted basis, and the pre-merger stockholders of Brekford owned approximately 20% of the issued and outstanding capital stock of Novume on a fully-diluted basis.

In October 2017, the Company issued 375,000 shares of Novume common stock as consideration as part of its acquisition of Global.

In December 2017, the Company issued 33,333 shares of Novume common stock as consideration as part of its acquisition of BC Management.

Preferred Stock

The Company is authorized to issue up to 2,000,000 shares of preferred stock, $0.0001 par value. The Company’s preferred stock may be entitled to preference over the common stock with respect to the distribution of assets of the Company in the event of liquidation, dissolution or winding-up of the Company, whether voluntarily or involuntarily, or in the event of any other distribution of assets of the Company among its shareholders for the purpose of the winding-up of its affairs. The authorized but unissued shares of the preferred stock may be divided into, and issued in, designated series from time to time by one or more resolutions adopted by the Board of Directors of the Company. The Board of Directors of the Company, in its sole discretion, has the power to determine the relative powers, preferences and rights of each series of preferred stock.

Series A Cumulative Convertible Redeemable Preferred Stock

Of the 2,000,000 authorized shares of preferred stock, 500,000 shares were initially designated as $0.0001 par value KeyStone Series A Cumulative Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”). The number of designated shares of the Series A Preferred Stock was increased to 505,000 shares on March 20, 2017.

In November 2016, Novume commenced its Regulation A Offering (the “Reg A Offering”) of up to 3,000,000 Units. Each Unit (post merger exchange) consisted of one share of Series A Preferred Stock and one Unit Warrant to purchase 0.48 shares of the Novume’s common stock at an exercise price of $1.03 per share. The Series A Preferred Stock holders are entitled to quarterly dividends of 7.0% per annum per share.

The Series A Preferred Stock holder has a put right to convert each share into common stock at an initial conversion price and a specified price which increases annually based on the passage of time beginning in November 2019. The Series A Preferred Stock holder also has put right after 60 months from the issuance date to redeem any or all of the Series A Preferred Stock at a redemption price of $7.73 (post merger exchange) per share plus any accrued but unpaid dividends. Novume has a call right after 36 months from the issuance date to redeem all of the Series A Preferred Stock at a redemption price which increases annually based on the passage of time beginning in November 2019. The Series A Preferred Stock contains an automatic conversion feature based on a qualified initial public offering in excess of $30,000,000 or a written agreement by at least two-thirds of the Series A Preferred Stock holders at an initial conversion price and a specified price which increases annually based on the passage of time beginning in November 2016. Based on the terms of the Series A Preferred Stock, the Company concluded that the Series A Preferred Stock should be classified as temporary equity in the accompanying consolidated balance sheet as of December 31, 2017 and 2016.

The Reg A Offering Units were sold at $10 per Unit in minimum investment amounts of $5,000. There were three closings related to the sales of the Units. The gross proceeds, which the Company deemed to be fair value, from the first closing on December 23, 2016 totaled $3,015,700 with the issuance of 301,570 shares of Series A Preferred Stock and 301,570 Unit Warrants. On January 23, 2017, the Company completed its second closing of the Offering for the issuance of 119,757 shares of Series A Preferred Stock and 119,757 Unit Warrants with the Company receiving aggregate gross proceeds of $1,197,570.

On March 20, 2017, the Company increased the total number of designated shares of the Series A Preferred Stock from 500,000 to 505,000 shares.

On March 21, 2017, the Company completed its third and final closing of the Reg A Offering. The third and final sale of 81,000 shares of Series A Preferred Stock and 81,000 Unit Warrants with the Company receiving aggregate gross proceeds of $810,000.

The aggregate total sold in the Reg A Offering through and including the third and final closing was 502,327 Units, or 502,327 shares of Series A Preferred Stock and 502,327 Unit Warrants, for total gross proceeds to the Company of $5,023,270. The Reg A Offering is now closed.

Novume adjusts the value of the Series A Preferred Stock to redemption value at the end of each reporting period. The adjustment to the redemption value is recorded through additional paid in capital of $550,655 and $0 for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, 502,327 shares of Series A Preferred Stock were issued and outstanding. As of December 31, 2016, 301,570 shares of Series A Preferred Stock were issued and outstanding.

The Novume Series A Preferred Stock is entitled to quarterly cash dividends of $0.175 (7% per annum) per share, of which $252,509 and $0 were paid in 2017 and 2016, respectively. On April 7, 2017, the Company paid cash dividends of $76,695 to shareholders of record as of March 30, 2017. On July 8, 2017, the Company paid cash dividends of $87,907 to shareholders of record as of June 30, 2017. On October 7, 2017, the Company paid cash dividends of $87,907 payable to shareholders of record of Novume Preferred Stock as September 30, 2017. On December 31, 2017, the Company declared and accrued dividends of $87,907 payable to shareholders of record as of December 31, 2017.

The Unit Warrants expire on November 8, 2023. The Unit Warrants are required to be measured at fair value at the time of issuance and classified as equity. The Company determined that under the Black-Scholes option pricing model, the aggregate fair value at the dates of issuance was $169,125. As of December 31, 2017 and 2016, 502,327 and 301,570 Unit Warrants, respectively, were outstanding.

Series B Cumulative Convertible Preferred Stock

Of the 2,000,000 authorized shares of preferred stock, 240,861 shares were initially designated as $0.0001 par value Novume Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). As part of the Global Merger, the Company issued 240,861 shares of $0.0001 par value Series B Preferred Stock. All Series B Preferred Stock was issued at a price of $10.00 per share as part of the acquisition of the Global Merger. The Series B Preferred Stock is entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. On December 31, 2017, the Company declared and accrued dividends of $27,001 payable to shareholders of record as of December 31, 2017. The Series B Preferred Stock has a conversion price of $5.00 per share. Each Series B Preferred Stock has an automatic conversion feature based on the share price of Novume.

Warrants

The Company has a total of 1,256,247 warrants issued and outstanding as of December 31, 2017. These warrants are exercisable and convertible for a total of 997,575 shares of Novume common stock as of December 31, 2017.

As part of its acquisition of Brekford on August 29, 2017, the Company assumed warrants to purchase 56,000 shares of Novume common stock (See Note 10). The exercise price for these warrants is $7.50 and they expire on March 31, 2020. As of December 31, 2017, there are 56,000 Brekford warrants outstanding.

As part of the Reg1A offering in fiscal year 2016 and 2017, Novume issued 502,327 Unit Warrants to the Series A Preferred Stock holders. The exercise price for these Unit Warrants is $1.03 and they are convertible into a total of 243,655 shares of Novume common stock. The Unit Warrants expire on November 23, 2023. As of December 31, 2017, there are 502,327 Unit Warrants outstanding.

On March 16, 2016, Novume entered into a Subordinated Note and Warrant Purchase Agreement (the “Avon Road Note Purchase Agreement”) pursuant to which Novume agreed to issue up to $1,000,000 in subordinated debt and warrants to purchase up to 242,493 shares of Novume’s common stock (“Avon Road Subordinated Note Warrants”). The exercise price for the Avon Road Subordinated Note Warrants is equal to $1.031 per share of common stock. Subordinated notes with a face amount of $500,000 and Avon Road Subordinated Note Warrants to purchase 121,247 shares of Novume’s common stock have been issued pursuant to the Avon Road Note Purchase Agreement to Avon Road Partners, L.P. (“Avon Road”), an affiliate of Robert Berman, Novume’s CEO and a member of Novume’s Board of Directors. These warrants were exercised on December 11, 2017 for proceeds of $125,006 and there are no Avon Road Subordinated Note Warrants outstanding as of December 31, 2017.

Pursuant to its acquisition of Firestorm on January 24, 2017, Novume issued warrants to purchase 315,627 Novume common stock, exercisable over a period of five years, at an exercise price of $2.5744 per share; and warrants to purchase 315,627 Novume Common Shares, exercisable over a period of five years at an exercise price of $3.6048 per share. The expiration date of the Firestorm warrants is January 24, 2022. As of December 31, 2017, there are 631,254 Firestorm warrants outstanding.

Pursuant to its acquisition of BC Management on December 31, 2017, Novume issued warrants to purchase 33,333 Novume common stock, exercisable over a period of five years, at an exercise price of $5.44 per share; and warrants to purchase 33,333 Novume common stock, exercisable over a period of five years at an exercise price of $6.53 per share. The expiration date of the BC Management warrants is December 31, 2022. As of December 31, 2017, there are 66,666 BC Management warrants outstanding.

NOTE 10 – WARRANT DERIVATIVE LIABILITY

On March 17, 2015, Brekford issued a Warrant (“Brekford Warrant”), which permits the holder to purchase 56,000 shares of common stock with an exercise price of $7.50 per share and a life of five years.

The Brekford Warrant exercise price is subject to anti-dilution adjustments that allow for its reduction in the event the Company subsequently issues equity securities, including shares of common stock or any security convertible or exchangeable for shares of common stock, for no consideration or for consideration less than $7.50 a share. The Company accounted for the conversion option of the Brekford Warrant in accordance with ASC Topic 815. Accordingly, the conversion option is not considered to be solely indexed to the Company’s own stock and, as such, is recorded as a liability. The derivative liability associated with the Brekford Warrant has been measured at fair value at December 31, 2017 and December 31, 2016 using the Black Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: (i) dividend yield of 0%; (ii) expected volatility of 70.0% - 81.6%; (iii) weighted average risk-free interest rate of 1.89%; (iv) expected life of 2.21-2.71 years; and (v) estimated fair value of the common stock of $1.80-$4.90 per share.

At December 31, 2017 and 2016, the outstanding fair value of the derivative liability was $78,228 and $0, respectively.

NOTE 11 – COMMON STOCK OPTION AGREEMENT

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

NOTE 12 – COMMITMENTS

Operating Leases

AOC Key Solutions leases office space in Chantilly, Virginia under the terms of a ten-year lease expiring October 31, 2019. The lease contains one five-year renewal option. The lease terms include an annual increase in base rent and expenses of 2.75%%, which have been amortized ratably over the lease term. AOC Key Solutions also leases office space in New Orleans, Louisiana under the terms of a three-year lease expiring May 31, 2018.

Firestorm leases office space in Roswell, Georgia under the terms of a lease expiring on January 31, 2022.

Brekford leases office space from Global Public Safety, LLC on a month-to-month basis. Brekford also leases space under an operating lease expiring on March 31, 2018.

Global leases office space in Fort Worth, Texas under the terms of a lease expiring on January 31, 2022.

Rent expense for the years ended December 31, 2017 and 2016 was $605,264 and $507,815, respectively, and is included in selling, general and administrative expenses. As of December 31, 2017, the future obligations over the primary terms of Novume’s long-term leases expiring through 2023 are as follows:

2018	$902,158
2019	812,938
2020	255,074
2021	101,386
2022	38,873
Thereafter	30,393
Total	$2,140,822

The Company is the lessor in an agreement to sublease office space in Chantilly, Virginia with an initial term of two years with eight one-year options to renew the sublease through October 31, 2019. The lease provides for an annual increase in base rent and expenses of 2.90%. The initial term ended October 31, 2011 and the Company exercised the renewal options through 2015. On April 7, 2015, the lease was amended to sublease more space to the subtenant and change the rental calculation.

The sublease agreement provided for an offset of $182,534 to rent expense for each of the years ended December 31, 2017 and 2016.

NOTE 13 – EQUITY INCENTIVE PLAN

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

The 2017 Plan is administered by the Administrator, which is currently the Board of Directors of the Company. The Administrator has the exclusive authority, subject to the terms and conditions set forth in the 2017 Plan, to determine all matters relating to awards under the 2017 Plan, including the selection of individuals to be granted an award, the type of award, the number of shares of Novume common stock subject to an award, and all terms, conditions, restrictions and limitations, if any, including, without limitation, vesting, acceleration of vesting, exercisability, termination, substitution, cancellation, forfeiture, or repurchase of an award and the terms of any instrument that evidences the award.

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

A summary of stock option activity under the Company’s 2017 Plan and 2016 Plan for the years ended December 31, 2017 and 2016 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding Balance at January 1, 2016	-	$-	-
Granted	58,499	1.68	10.00
Exercised	-	-	-
Canceled	-	-	-
Outstanding Balance at December 31, 2016	58,499	$1.68	9.29
Granted	1,638,331	2.21	9.29
Exercised	-	-	-
Canceled	(1,455)	(1.55)	(9.07)
Outstanding Balance at December 31, 2017	1,695,375	$2.19	9.26	$4,590,714
Exercisable at December 31, 2017	389,979	$1.85	8.81	$1,189,824
Vested and expected to vest at December 31, 2017	1,503,087	$2.08	9.21	$4,236,854

Stock compensation expense for the year ended December 31, 2017 and 2016 was $408,465 and $26,844, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The weighted average fair value at grant date for the years ended December 31, 2017 and 2016 was $1.45 and $0.92, respectively.

The intrinsic value of the stock options granted during the year ended December 31, 2017 was $4,399,570. No stock options were granted or outstanding prior to 2016. The total fair value of shares that became vested after grant during the year ended December 31, 2017 was $1,624,252.

As of December 31, 2017, there was $1,139,005 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan that will be recognized over a weighted average period of 2.56 years.

NOTE 14 – EMPLOYEE BENEFIT PLAN

AOC Key Solutions has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “Code”) (the “401(k) Plan”) which was amended on January 1, 2013, as required by the Code. Pursuant to the amended 401(k) Plan, AOC Key Solutions will make nondiscretionary “safe harbor” matching contributions for all participants of 100% of the participant’s salary deferrals up to 3%, and 50% of deferrals up to the next 2%, of the participant’s compensation. The amount of contributions recorded by Novume during the years ended December 31, 2017 and 2016 were $144,932 and $140,612, respectively.

GCP also maintains a 401(k) plan, which was amended September 15, 2014. However, GCP has not historically made matching contributions to the plan.

NOTE 15 – INVENTORY

As of December 31, 2017 and December 31, 2016, inventory consisted entirely of parts of $155,716 and $0, respectively.

NOTE 16 – EARNINGS (LOSS) PER SHARE

The following table provides information relating to the calculation of earnings (loss) per common share:

	Year Ended December 31,
	2017	2016
Basic and diluted (loss) earnings per share
Net (loss) earnings from continuing operations	$(5,041,134)	$(38,984)
Less: preferred stock dividends	(362,131)	(5,286)
Net income (loss) attributable to shareholders	(5,403,265)	(44,270)
Weighted average common shares outstanding - basic	11,767,304	7,679,501
Basic (loss) earnings per share	$(0.46)	$(0.01)
Weighted average common shares outstanding - diluted	11,767,304	7,679,501
Diluted (loss) earnings per share	$(0.46)	$(0.01)
Common stock equivalents excluded due to anti-dilutive effect	2,242,447	105,317

For the year ended December 31, 2017, the following potentially dilutive securities were excluded from diluted loss per share as the Company had a net loss: 968,766 for outstanding warrants, 932,070 related to the Series A Preferred Stock and 341,611 related to outstanding options. In addition, 64,082 options were excluded from the diluted loss per share calculations as the exercise price of these shares exceeded the per share value of the common stock.

For the year ended December 31, 2016, the following potentially dilutive securities were excluded from diluted loss per share as the Company had a net loss: 99,034 for outstanding warrants and 6,283 related to the Series A Preferred Stock. In addition, 58,499 options were excluded from the diluted loss per share calculations as the exercise price of these shares exceeded the per share value of the common stock.

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

The following table provides a reconciliation of net (loss) to preferred shareholders and common stockholders for purposes of computing net (loss) per share for the years ended December 31, 2017 and 2016

	Year Ended December 31,
	2017	2016
Numerator:
Net (loss) earnings from continuing operations	$(5,041,134)	$(38,984)
Less: preferred stock dividends	(362,131)	(5,286)
Net income (loss) attributable to shareholders	$(5,403,265)	$(44,270)
Denominator (basic):
Weighted average common shares outstanding	11,767,304	7,679,501
Participating securities - Series A preferred stock	932,070	6,283
Participating securities - Series B preferred stock	60,215	-
Weighted average shares outstanding	12,759,589	7,685,784

Loss per common share - basic under two-class method	$(0.42)	$(0.01)

Denominator (diluted):
Weighted average common shares outstanding	11,767,304	7,679,501
Participating securities - Series A preferred stock	932,070	6,283
Participating securities - Series B preferred stock	60,215	-
Weighted average shares outstanding	12,759,589	7,685,784

Loss per common share - basic under two-class method	$(0.42)	$(0.01)

NOTE 17 – SUBSEQUENT EVENTS

Secure Education Consultants Acquisition

On January 1, 2018, Novume completed its acquisition of certain assets of Secure Education Consultants, LLC (“SEC LLC”). SEC LLC’s security and safety experts provide customized emergency protocols and critical incident response training for schools and child care organizations and will further augment the risk mitigation and crisis management services we provide to our clients. Consideration paid as part of this acquisition included: (a) $99,197 in cash, (b) 33,333 shares of Novume common stock valued at $163,332; (c) warrants to purchase 33,333 shares of Novume common stock, exercisable over a period of five years, at an exercise price of $5.44 per share valued at $65,988 and (d) warrants to purchase 33,333 of Novume common stock, exercisable over a period of five years at an exercise price of $6.53 per share valued at $57,484. As the SEC LLC acquisition has recently been completed, the Company is currently in the process of completing the purchase price allocation treating the SEC LLC acquisition as a business combination. The purchase price allocation for SEC LLC will be included in the Company’s consolidated financial statements in the first quarter of the year ending December 31, 2018. As of January 1, 2018, there are 66,666 SEC LLC warrants outstanding.

Sale of Note

On February 13, 2018, Brekford sold a note receivable from Global Public Safety, LLC (“Global Public Safety”), which it had received as part of the purchase price consideration in connection with the sale of its legacy upfitting business that occurred prior to its acquisition by Novume as a result of the merger with KeyStone in 2017. On December 31, 2017, the Company reclassified the note receivable balance to a current asset and wrote down $450,000 as other expense resulting in the balance of $1,475,000 based on the decision to sell the note receivable to an unrelated third party. Brekford continues to retain a 19.9% interest in Global Public Safety.

NeoSystems

On March 7, 2018, we received notice of termination of the Agreement and Plan of Merger (the “NeoSystems Merger Agreement”). The stated basis of termination by NeoSystems was due to the Company’s failure to complete a Qualifying Offering, as defined in the NeoSystems Merger Agreement, by February 28, 2018. The terms of the NeoSystems Merger Agreement provide that upon termination, the Company is required to pay certain fees and expenses of legal counsel, financial advisors, investment bankers and accountants, which shall not exceed in the aggregate $450,000. The Company reserves all rights under applicable law with respect to the NeoSystems Merger Agreement, including such notice.

Promissory Note

On April 3, 2018, Novume and Brekford entered into a transaction pursuant to which an institutional investor (the "Lender") loaned $2,000,000 to Novume and Brekford. The loan is due and payable on May 1, 2019 and bears interest at 15% per annum, with a minimum of 15% interest payable regardless of when the loan is repaid. The loan is secured by a security interest in all of the assets of Brekford.  In addition, Novume agreed to issue 35,000 shares of common stock to the Lender, which shares contain piggy-back registration rights. If the shares are not so registered on the next selling shareholder registration statement, Novume shall be obligated to issue an additional 15,000 shares to the Lender. Upon any sale of Brekford or its assets, the Lender will be entitled to receive 7% of any proceeds received by Novume or Brekford in excess of $5 million. In addition, commencing January 1, 2020, the Lender shall be paid 7% of Brekford’s earnings before interest, taxes, depreciation and amortization, less any capital expenditures, which amount would be credited against proceeds from the sale of Brekford, if any.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As reported on the KeyStone Solutions, Inc. Form 1-U filed with the SEC on May 4, 2017 (the “Form 1-U”), the Company was notified by CohnReznick LLP (“CR”) on April 28, 2017 that CR resigned, effective on the same date, from its engagement as the Company’s independent registered public accounting firm. CR had previously been engaged on November 3, 2016 to serve as the auditors of the Company’s consolidated financial statements as of and for the years ended December 31, 2016 and 2015, and on January 24, 2017 to serve as the auditors of Firestorm Solutions, LLC’s and Firestorm Franchising, LLC’s financial statements as of and for the years ended December 31, 2016 and 2015. The audits for which CR was engaged were not completed and no auditor’s reports were issued by CR.

Immediately preceding CR’s resignation, there was a disagreement between the Company’s management and CR as to whether an outside valuation of the Company’s common stock and warrants was necessary to support various accounting amounts to be reported in the Company’s consolidated financial statements and elsewhere in the Amendment No. 1 to the Registration Statement on Form S-4 of Novume Solutions, Inc. in which the Company’s consolidated financial statements were to be included. Immediately following CR’s resignation, the Company’s Board of Directors spoke to a representatives of CR on April 28, 2017, who stated that on April 25, 2017, an executive officer of the Company, after being informed that an outside valuation of the Company’s common stock and warrants was necessary, stated to CR that litigation against CR would be initiated by the Company. The Board of Directors indicated to CR that no decision to sue CR had been made and discussed with CR whether management’s decision on April 26, 2017 to engage a service provider for an outside valuation had removed the issue. However, CR advised the Company that it was resigning from its engagements with the Company because CR’s independence was impaired under the Standards of the Public Company Accounting Oversight Board and the Code of Professional Conduct of the AICPA.

Item 9A.  Controls and Procedures

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a - 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria).

An internal control system, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements in the financial statements or the unauthorized use or disposition of the Company’s assets. Also, projections of any evaluation of effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5) or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 Internal Control – Integrated Framework. Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was not effective due to the material weakness described below.

Management has concluded that, as of December 31, 2017, a material weakness exists because the Company does not currently employ a sufficient number of qualified accounting personnel to ensure proper and timely evaluation of complex accounting, tax, and disclosure issues that may arise during the course of the Company’s business. The Company intends to address this material weakness by reviewing the Company’s accounting and finance processes to identify any improvements thereto that might enhance the Company’s internal control over financial reporting and determine the feasibility of implementing such improvements and by seeking qualified employees and/or outside consultants who possess the knowledge needed to eliminate this weakness. The Company’s ability to remediate this weakness may, however, be delayed or limited by resource constraints, a lack of qualified persons in the Company’s market area and/or competition from other employers.

This Annual Report does not include an attestation report by our independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permits the Company to only provide management’s report in this Form 10-K.

Changes to Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth our directors and executive officers as of March 31, 2018.

Name	Age	Position	Since
Executive Officers:
James K. McCarthy	66	Chairman of the Board	2017
Robert A. Berman	58	Chief Executive Officer and Member of the Board	2017
Harry Rhulen	54	President	2017
Suzanne Loughlin	56	General Counsel and Chief Administrative Officer	2017
Riaz Latifullah	61	Executive Vice President, Corporate Development and Principal Financial Officer	2017
Directors:
James K. McCarthy	66	Chairman of the Board	2016
Robert Berman	58	Director	2016
Dr. Richard Nathan	73	Director	2016
Glenn Goord	66	Director - Independent	2016
Paul A. de Bary	71	Director - Independent	2017
Christine J. Harada	45	Director - Independent	2017
Marta Tienda	67	Director - Independent	2017

Our seven-member Board of Directors currently has four directors who are “independent” within the meaning of NASDAQ Rule 5605(b)(1).

Executive Officers and Directors

James K. McCarthy, Chairman

James K. McCarthy serves as our Chairman of the Board of Directors. Mr. McCarthy served as our Chief Strategy Officer through March 2017, and from April 2017 through March 2018 he was the host of The Bridge, a weekly 30-minute broadcast television program produced by us devoted exclusively to bridging the gap between today's government and the private sector. Mr. McCarthy’s career spans over 30 years of marketing strategy creation, proposal development, and oral presentation coaching to contractors seeking to expand their market shares or to enter the government contracts market sector. As a founder and the Technical Director of AOC Key Solutions, he built an organization that, over the last five years, has played a part in winning an average of $9 billion per year in federal contract awards for its clients. Mr. McCarthy has worked at AOC Key Solutions since 1983. Mr. McCarthy has served in an advisory role with the George Washington University, Virginia Science and Technology Campus, Technology Accelerator and has been a frequent speaker with the George Mason University Procurement and Technical Assistance Center. Mr. McCarthy has also served on the board of Coalition for Government Procurement and on the Veterans Institute for Procurement GovCon Council. In February 2016, Mr. McCarthy was named to Executive Mosaic’s Washington 100 as one of the top–100 most influential leaders in the government contracting arena. He was the founder and host of Government Contracting Weekly, a television show dedicated to supporting contractors in their quest for government business. Mr. McCarthy holds a BA in Political Science and Government and an MA in Public Policy and Government from Ohio University.

Director Qualifications:

Mr. McCarthy holds over 35% of the voting power of the Company, directly aligning his interests with those of our shareholders. He is a well-respected and acknowledged thought leader in the government contracting environment. He has extensive executive leadership and management experience and continues to lead the development and execution of our businesses. We believe that his entrepreneurial background building Novume’s first acquisition, AOC Key Solutions, combined with his leadership experience and his industry reputation and visibility, allow him to be a qualified member of our Board of Directors and to serve as Chairman.

Robert A. Berman, Chief Executive Officer and Director

Robert Berman is our Chief Executive Officer and is a member of the Board of Directors and has served in such capacities since March 16, 2016. Since January 2000, Mr. Berman has served as the General Partner of Avon Road Partners, L.P., a limited partnership investing in real estate and the broadcast media industry. From 2006 through March 2015, Mr. Berman held the office of Chairman and Chief Executive Officer at Cinium Financial Services Corporation, a privately-held specialty finance company, and its predecessor, Upper Hudson Holdings, LLC. Prior to Cinium, Mr. Berman was Chief Executive Officer of Empire Resorts, Inc., a NASDAQ-listed gaming company, from 2002-2005.

In the late 1990’s, Mr. Berman led a special advisory committee of large shareholders who worked to identify a new strategic direction for Executone Information Systems, Inc. a publicly-traded telecom company. Following the committee’s recommendations, the company was restructured in 1998, and Mr. Berman was appointed to Executone’s Board of Directors. After the restructuring, the company’s market capitalization increased by more than $500 million. From 1997 until 1999, Mr. Berman was Chairman and Chief Executive Officer of Hospitality Worldwide Services (“HWS”), a publicly-traded company that became the premiere service provider to the hospitality industry. Under Mr. Berman’s leadership HWS grew from a small company with under $25 million in net revenues in 1996 to more than $229 million in net revenues in 1998 with offices on several continents and 3,000 employees. While at HWS, Mr. Berman executed a successful acquisition strategy that resulted in multiple operating divisions that provided a one-stop shop to serve the needs of the hotel industry. Mr. Berman was also instrumental in forging partnerships with institutional investors including ING and Apollo RE leading to the acquisition, re-positioning, and sale of more than $100 million of hotel properties.

Director Qualifications:

Mr. Berman has extensive experience in the private equity and public company markets. We believe his strong understanding of the financial markets and the M&A process, and his previous senior executive roles with public companies make him a qualified member of our Board of Directors and to serve as our Chief Executive Officer.

Richard Nathan, PhD, Director

Dr. Richard Nathan served as our Chief Operating Officer until his retirement on February 28, 2018 and is a member of the Board of Directors. He brings over 45 years of corporate management, program management and business and proposal development experience and has had responsibility for large management and operation contracts valued at hundreds of millions of dollars and managed service and technical contracts for DOE, DoD, DHS, NASA, EPA, and state governments. Dr. Nathan has directed and grown the environmental and energy business for a large corporation, and served as a corporate officer and held management and technical positions at Battelle Memorial Institute and Mason & Hanger. Dr. Nathan worked at AOC Key Solutions and its predecessor company American Operations Corporation, for over 17 years and most recently as AOC Key Solutions’ Chief Executive Officer. Dr. Nathan holds a BS in Chemistry from the Massachusetts Institute of Technology and a PhD in Chemistry from the Polytechnic Institute of Brooklyn.

Director Qualifications:

Dr. Nathan has a strong technical background and understanding of the government contracting, aviation, and aerospace world from where the majority of Novume’s revenue is derived. We believe this expertise, when combined with his entrepreneurial background having built strong operating companies, makes him a qualified member of our Board of Directors.

Glenn Goord, Director

Mr. Goord is a 32-year veteran of the New York State Department of Correctional Services and served as Commissioner from 1996 until 2006. As Commissioner, he oversaw the nation’s fourth largest state prison system, administering an operating budget of $2.3 billion in state and federal funds, plus $245 million in capital expenditures. Mr. Goord’s outstanding contributions to furthering excellence in corrections earned him the Carl Robison Award, the highest honor bestowed by the Middle Atlantic States Correctional Association. In 1998 he earned the Charles Evans Hughes Award for public service from the Albany based Capital Area Chapter for the American Society for Public Administration (ASPA). In 2002, the ASPA awarded Mr. Goord its highest honor, the Governor Alfred E. Smith Award, for his direction of the Department’s immediate and expansive efforts to aid New York City following the September 11, 2001 terrorist attack. Mr. Goord holds a BA Psychology from Fairleigh Dickinson University.

Director Qualifications:

Mr. Goord has a strong background in government operations and procurement. His insights into how government operates is a key skill for board decision making on Novume strategy in certain industry segments. We believe his operational experience makes him a qualified member of our Board of Directors and the committees on which he participates.

Paul A. de Bary, Lead Director

Paul A. de Bary has been a member of the board of managers of TDI, LLC, an agent for a manufacturer of digital X-ray systems for medical, veterinary and industrial applications from 2001 through the present. He has also served as chairman of the Board of Ethics of the Town of Greenwich, Connecticut since 2008. He was a managing director at Marquette de Bary Co., Inc., a New York based broker-dealer, from 1996 to 2015, where he served as a financial advisor for state and local government agencies, public and private corporations and non-profit organizations, as well as general counsel. He previously served as a director of Empire Resorts, Inc. (Nasdaq: NYNY) from 1996 to 2010, where he served as chairman of its audit committee as well as, at various times throughout his tenure as a director, a member of the governance and compensation committees and various special committees. Prior to that, Mr. de Bary was a managing director in the Public Finance Department of Prudential Securities from 1994 to 1997 and a partner in the law firm of Hawkins, Delafield & Wood in New York from 1975 to 1994. Mr. de Bary is a member of the American Bar Association, the New York State Bar Association and the Association of the Bar of the City of New York. Mr. de Bary holds a Juris Doctor degree, an MBA and an AB from Columbia University.

Director Qualifications:

Mr. de Bary has a diverse background that includes vast experience as a lawyer, investment banker and member of several boards of directors, including those of public companies. We believe these experiences, combined with his skills and knowledge related to public market decision-making and audit committee roles and responsibilities, makes him qualified member of our Board of Directors and the committees on which he participates.

Christine J. Harada, Director

Christine J. Harada has over 20 years of success in leading government and management consulting organizations. She previously served as the Federal Chief Sustainability Officer from November 2015 through January 2017. Prior to that role, Ms. Harada was the Acting Chief of Staff of the U.S. General Services Administration (“GSA”) from March 2015 through November 2015. While at the GSA, Ms. Harada also served as Associate Administrator, Government-wide Policy and Chief Acquisition Officer for the GSA from June 2014 through February 2015. Ms. Harada’s private sector experience includes serving as Global Manager, Transformation/Large Scale Change Practice at the Boston Consulting Group from May 2013 through June 2014, and her tenure as a principal at Booz Allen Hamilton from January 2004 through April 2013. Ms. Harada holds an MA, International Studies and an MBA, Finance from the Lauder Institute and the Wharton School at the University of Pennsylvania, respectively. She also holds an MS Aeronautics/Astronautics and a BS Aeronautics/Astronautics from Stanford University and the Massachusetts Institute of Technology, respectively.

Director Qualifications:

Ms. Harada has in-depth knowledge of the inner workings of the federal government, as well as detailed background in corporate best practices. We believe her skills and experiences make her a qualified member of our Board of Directors and the committees on which she participates.

Marta Tienda, PhD, Director

Marta Tienda has served as the Maurice P. During ’22 professor in demographic studies at Princeton University since 1999. She has also been a Professor of Sociology and Public Affairs, and Research Associate in the Office of Population Research at Princeton since 1997. Previously she held permanent positions at the universities of Chicago, where she served as chair of the sociology department, and Wisconsin-Madison, and visiting appointments at NYU, Stanford and Brown. She is a member of the National Academy of Education, the American Academy of Political and Social Science, and the American Academy of Arts and Sciences. She is past president of the Population Association of America, and from 2004 to 2006 chaired the National Research Council’s Panel on Hispanics. She serves on the board of the Population Reference Bureau, Robin Hood, and the Jacobs Foundation of Switzerland. In addition to chairing the Board of Trustees of the Alfred P. Sloan Foundation, she serves as an independent trustee of the Board of Trustees of Teachers Insurance Annuity Association (TIAA). She is emeritus trustee of Brown University, the Federal Reserve Bank of New York, the W.T. Grant Foundation, The Carnegie Corporation of New York, the Kaiser Family Foundation, and the Russell Sage Foundation. Dr. Tienda received honorary doctorates from Ohio State University, Lehman College and Bank Street College. She has published over 200 scientific papers and several monographs and edited books. She has a BA in Spanish (education) from Michigan State University, and MA and PhD degrees in sociology from the University of Texas at Austin.

Director Qualifications:

Dr. Tienda is a well-respected board member and committee member for several national organizations. We believe the skills developed from these engagements, in addition to her knowledge of the education community, which is a Novume customer base, make her a qualified member of our Board of Directors and the committees on which she participates.

Harry Rhulen, President

Mr. Rhulen is our President. He also is a founder, and served as CEO, of Firestorm, since its inception in 2005 until our acquisition of Firestorm in January of 2017. Mr. Rhulen previously served as an executive and CEO of a public insurance holding company with U.S. and European operations, commencing 1989 through 2005. Mr. Rhulen has extensive diligence experience having participated in over thirty M&A transactions. He has led several public offerings raising in excess of $350 million. Mr. Rhulen worked as a consultant in many industries, using his risk management, crisis management, and business management skills, as well as his public company, legal, bankruptcy, and due diligence experience to help his clients. Mr. Rhulen holds both a Juris Doctor and Masters of Business Degree from Syracuse University and graduated Cum Laude from the College of Insurance, New York, New York.

Riaz Latifullah, Executive Vice President, Corporate Development

Riaz Latifullah previously served as our Chief Financial Officer and now serves as Executive Vice President, Corporate Development. On April 2, 2018, Mr. Latifullah was appointed as our Principal Financial Officer following the resignation of our Chief Financial Officer. Prior to joining Novume, Mr. Latifullah served as the Chief Financial Officer of the American Grandparents Association / Grandparents.com. Mr. Latifullah spent 13 years with AARP, a non-profit organization that advocates on behalf of people over age 50. With AARP he served as Vice President, Financial Management, Senior Director Strategic Markets and Director Brand Operations. As an in-house entrepreneur with AARP he created and launched five start-up operations bringing significant changes to the organization. In other positions before AARP Mr. Latifullah served as General Manager for TV on the WEB, an internet video production company, a Government Relations Representative for the U.S. Merchant Marine Academy Alumni Foundation and an Investment Banking Associate for Ryan, Lee and Company. Mr. Latifullah holds an MBA from Stanford University, an MSE in Naval Architecture and Marine Engineering from the University of Michigan and a BS in Marine Engineering from the U.S. Merchant Marine Academy.

Suzanne Loughlin, Chief Administrative Officer and General Counsel

Ms. Loughlin is our Chief Administrative Officer (CAO) and General Counsel. She is also a founder of our subsidiary, Firestorm. Ms. Loughlin has extensive consultative experience in the development of crisis management and communications, workplace violence, emergency response, and business continuity plans for clients ranging from some of the world’s largest global companies to educational institutions and governmental entities. Her previous career experience includes serving as a Director and CAO of a public insurance holding company with U.S. and European operations, where she was responsible for HR, IT, Corporate Communications, Facilities, Government Relations and Internal Audit. She was also a litigator with a major New York City law firm and Managing Attorney of a law firm with multiple offices throughout the country. Ms. Loughlin is a licensed attorney in New York. She also holds an Emergency Management Professional Development Series Certification from FEMA, and is a member of the Association of Threat Assessment Professionals. Ms. Loughlin holds a Juris Doctor degree from New York Law School and a BS in Psychology from St. Lawrence University.

Family Relationship

Our President Harry Rhulen is the brother of our Chief Administrative Officer and General Counsel, Suzanne Loughlin. There are no other family relationships among our executive officers and directors.

Committees of the Board

Board Committees and Independence

Our Board has established three standing committees—audit, compensation, and governance—each of which operates under a charter that has been approved by our board.

Our Board has determined that all of the members of each of the board’s three standing committees are independent as defined under the rules of The NASDAQ Capital Market. In addition, all members of the Audit Committee meet the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, or the Exchange Act.

Audit Committee

We have an Audit Committee comprised of directors who are “independent” within the meaning of NASDAQ Rule 5605(b)(1). The Audit Committee assists our Board in overseeing the financial reporting process and maintaining the integrity of our financial statements, and of our financial reporting processes and systems of internal audit controls, and our compliance with legal and regulatory requirements. The Audit Committee is responsible for reviewing the qualifications, independence and performance of our independent registered public accounting firm and review our internal controls, financial management practices and investment functions and compliance with financial legal and regulatory requirements. The Audit Committee is also responsible to perform risk and risk management assessments as well as to prepare any report of the Audit Committee that may be required by the proxy rules of the SEC to be included in the Corporation’s annual proxy statement. Our Board has identified and appointed Paul de Bary as its “audit committee financial expert,” as defined by the SEC in Item 407 of Regulation S-K. Mr. de Bary serves as the Chair of the Audit Committee, and is joined on the committee by Ms. Harada and Mr. Goord.

Compensation Committee

We have a Compensation Committee comprised of members who are “Non-Employee Directors” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and “outside directors” within the meaning of Section 162(m) of the Code. They are also “independent” directors within the meaning of NASDAQ Rule 5605(b)(1). The Compensation Committee is responsible for overseeing the establishment and maintenance of our overall compensation and incentive programs to discharge the Board’s responsibilities relating to compensation of our executive officers and directors, including establishing criteria for evaluating performance and setting appropriate levels of compensation, and to produce an annual report on executive compensation for inclusion in the Corporation’s proxy statement in accordance with the rules and regulations of the SEC. The Compensation Committee advises and makes recommendations to our Board on all matters concerning director compensation. Mr. Goord serves as Chair of the Compensation Committee and is joined by Ms. Harada and Dr. Tienda.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee has been, during 2016 or 2017, an officer or employee of Novume or any of its subsidiaries or predecessor companies, or was formerly an officer of Novume or any of its subsidiaries or predecessor companies or had any relationship requiring disclosure by us under Item 404 of Regulation S-K. No interlocking relationship as described in Item 407(e)(4) of Regulation S-K exists between any of our executive officers or Compensation Committee members, on the one hand, and the executive officers or Compensation Committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.

Corporate Governance Committee

Our Board has a Corporate Governance Committee that that (1) reviews and recommends improvements to our governance guidelines and corporate policies; (2) monitors compliance with our Code of Conduct; (3) trains new members of the Board of Directors; (4) reviews the performance of the Board of Directors and its various committees and makes recommendations intended to improve that performance, (5) evaluates and makes recommendations concerning changes in the charters of the various Committees of the Board of Directors, (6) evaluates the performance of the Chief Executive Officer of the Corporation, (7) oversees the development and implementation of succession planning for Corporation senior management positions; (8) identifies and recommends candidates for nomination as members of the Board of Directors and its committees and (9) such other matters as may be required to ensure compliance with applicable federal and state laws or the requirements of any exchange on which the Company maintains a listing for its securities. The committee is required to be comprised of entirely “independent” directors within the meaning of NASDAQ Rule 5605(b)(1). Ms. Harada currently serves as the Chair of the Corporate Governance Committee and is joined on the committee by Dr. Tienda and Mr. de Bary.

The Chair and members of each committee are summarized in the table below:

Name	Audit Committee	Compensation Committee	Corporate Governance Committee
Christine Harada -- (Independent)	Member	Member	Chair
Paul de Bary -- (Independent)	Chair	-	Member
Glenn Goord -- (Independent)	Member	Chair	-
Marta Tienda -- (Independent)	-	Member	Member

Board Leadership Structure

Our Board of Directors is currently led by its Chairman, James McCarthy. Our Board of Directors recognizes that it is important to determine an optimal Board leadership structure to ensure the independent oversight of management as the Company continues to grow. We separate the roles of Chief Executive Officer and Chairman of the Board in recognition of the differences between the two roles. The Chief Executive Officer is responsible for setting the strategic direction for the Company and the day-to-day leadership and performance of the Company, while the Chairman of the Board of Directors provides guidance to the Chief Executive Officer and presides over meetings of the full Board of Directors. We believe that this separation of responsibilities provides a balanced approach to managing the Board of Directors and overseeing the Company.

Our Organizational Guidelines provide for a Lead Director to be elected whenever the Chair of the Board of Directors is not an independent director. The responsibilities of the Lead Director are to: 1) preside at meetings of our stockholders and Board of Directors if the Chair is absent; 2) call meetings and executive sessions of the independent directors of the Board; 3) establish the agenda and preside at all executive sessions and other meetings of the independent directors of the Board and communicate the results of meetings of the independent directors to the Chair and other members of management, as appropriate; 4) communicate with the independent directors of the Board between meetings as necessary or appropriate, serve as a liaison between the Chair and the independent directors and communicate independent director consensus on important issues to the Chair; 5) approve Board meeting agendas and schedules for regular meetings of the Board of Directors to assure there is sufficient time for discussion of all agenda items and approve meeting materials and other information to be sent to the Board in advance of regular meetings; 6) evaluate the quality and timeliness of information sent to the Board by the Chief Executive Officer and other members of management; 7) oversee the evaluation of the Chief Executive Officer and assist the Board Chair on matters of Board succession planning and crisis management; 8) assist the Chair of the Governance Committee with individual director evaluations; and 9) be available for consultation and direct communication at the request of major stockholders. Mr. de Bary currently serves as Lead Director.

The Board’s Role in Risk Oversight

Our Board of Directors has responsibility for the oversight of our risk management processes and, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on our business and the steps we take to manage them. The risk oversight process includes receiving regular reports from Board committees and members of senior management to enable our Board to understand the Company’s risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, strategic and reputational risk.

The Audit Committee reviews information regarding liquidity and operations, and oversees our management of financial risks. Periodically, the Audit Committee reviews our policies with respect to risk assessment, risk management, loss prevention and regulatory compliance. Oversight by the Audit Committee includes direct communication with our external auditors, and discussions with management regarding significant risk exposures and the actions management has taken to limit, monitor or control such exposures. The Compensation Committee is responsible for assessing whether any of our compensation policies or programs has the potential to encourage excessive risk-taking. The Nominating and Corporate Governance Committee manages risks associated with the independence of the board, corporate disclosure practices, and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed through committee reports about such risks. Matters of significant strategic risk are considered by our Board as a whole.

COMPENSATION OF NOVUME DIRECTORS

The following table provides the total compensation for each person who served as a non-employee member of our Board of Directors during fiscal year 2017, including all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of fiscal year 2017:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (1)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Paul de Bary (2)	54,000	-	24,874	-	-	-	78,874
Glenn Goord (3)	40,000	-	26,484	-	-	-	66,484
Christine Harada (4)	16,000	-	47,523	-	-	-	63,523
Marta Tienda (5)	-	-	108,900	-	-	-	108,900

(1)
The amount shown reflects the aggregate grant date fair value of option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification 718.
(2)
As of December 31, 2017, Mr. de Bary held fully-vested options to purchase 48,499 shares of our common stock at a strike price of $1.5464 per share .
(3)
As of December 31, 2017, Mr. Goord held fully-vested options to purchase 48,499 shares of our common stock at a strike price of $1.2887 per share .
(4)
As of December 31, 2017, Ms. Harada held fully-vested options to purchase 48,499 shares of our common stock at a strike price of $1.6753 per share .
(5)
As of December 31, 2017, Dr. Tienda held fully-vested options to purchase 48,499 shares of our common stock at a strike price of $3.81 per share ..

Effective August 23, 2017, our non-employee directors are compensated for their services as follows:

		Board Meeting Fee		Committee Meeting Fee
Position	Annual Fee ($) (1)	In Person ($)	Telephonic ($)	In Person ($)	Telephonic ($)
Board Member	25,000	1,000	500	500	250
Audit Committee Chair	20,000	1,500	500	500	250
Compensation Committee Chair	10,000	1,500	500	500	250
Governance Committee Chair	10,000	1,500	500	500	250

(1)
Payments are made on a quarterly basis.

Directors who are officers or employees of Novume or its subsidiaries do not receive any compensation for service on our Board, but employee directors will be reimbursed for expenses incurred in attending meetings of our Board or any committees thereof.

Code of Ethics

We have adopted a Code of Conduct, which serves as our Code of Ethics, that applies to all of our employees, including our Chief Executive Officer, our Chief Financial Officer and our Principal Financial Officer. Our Code of Conduct is available on our website at www.novume.com. If we amend or grant a waiver of one or more of the provisions of our Code of Conduct, we intend to satisfy the requirements under Item 5.05 of Item 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Conduct that apply to our Principal Executive and Principal Financial Officer by posting the required information on our website at the above address. Our website is not part of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of reports filed by our directors, executive officers, and beneficial owners of more than 10% of our shares of common stock pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, and other information available to us, we believe that all such ownership reports required to be filed by those reporting persons during and with respect to Fiscal 2017 were timely made.

Item 11.  Executive Compensation

The following table sets forth information about the annual paid compensation of our: Principal Executive Officer, Mr. Berman; two most highly compensated executive officers other than the Principal Executive Officer,  Messrs. James McCarthy and Latifullah, who were serving as executive officers as of December 31, 2017; and two additional individuals, Messrs. Greg McCarthy and Berrigan, for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer as of December 31, 2017. While all named executive officers were eligible for bonuses in 2016 and 2017, due to our startup nature and because the first closing of the Regulation A Offering did not occur until December 23, 2016, management elected to only issue bonuses to Messrs. Gregory McCarthy and Berrigan for AOC Key Solutions and individual sales performance. The information in this table for the Company’s most recently completed fiscal year is based on the information available to the Company as of the date of this Annual Report on Form 10-K.

Name/Capacities in which compensation was received	Year	Salary ($)	Bonus ($)		Options ($)		All other compensation ($)		Total ($)
Robert Berman	2017	395,000	-		-		-		395,000
Chief Executive Officer (1)	2016	300,000	-		-		-		300,000
James K. McCarthy	2017	293,231	-		-		8,931	(2)	302,162
Chief Strategy Officer (3)	2016	298,989	-		-		10,600	(2)	406,840
Riaz Latifullah (4)	2017	258,333	-		97,251	(5)	-		355,584
EVP, Corporate Development, Chief Financial Officer (6)	2016	200,000	-		-		-		200,000
Greg McCarthy	2017	272,380	5,381	(7)	-		10,800	(2)	288,561
Chief Executive Officer of AOC Key Solutions	2016	229,800	42,762	(8)	-		9,497	(2)	282,059
Kevin Berrigan	2017	232,792	18,500	(7)	-		-		251,292
SVP and Chief Financial Officer of AOC Key Solutions	2016	209,724	11,641	(7)	-		4,461	(2)	225,826

(1)
Mr. Berman was an independent consultant in 2016 and became an employee on January 1, 2017.
(2)
Amount represents 401(k) matching contribution.
(3)
Mr. James McCarthy served as: Chief Executive Officer through March 15, 2016; Chief Strategy Officer from March 16, 2016 through March 31, 2017; and Host of The Bridge from April 2017 through March 2018.
(4)
Mr. Latifullah served as Chief Financial Officer until August 28, 2017 at which time he transitioned to EVP of Corporate Development. He currently serves as our Principal Financial Officer.
(5)
Amount represents the fair value of the issuance of 174,595 stock options to Mr. Latifullah on December 23, 2016.
(6)
Mr. Latifullah was an independent consultant in 2016 and became and employee on January 1, 2017.
(7)
Amount represents subjective bonus.
(8)
Amount represents commissions on sales and subjective bonus.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our named executive officers at December 31, 2017.

	Option Awards				Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock that Have not Vested	Market Value of Shares of Stock that Have not Vested ($)
Robert Berman (1)	-	-	-	-	-	-
James McCarthy	-	-	-	-	-	-
Riaz Latifullah (2)	72,748	101,847	1.42	12/23/26	-	-
Greg McCarthy	-	-	-	-	-	-
Kevin Berrigan	-	-	-	-	-	-

(1)
Mr. Berman has options to purchase 4,318,857 outstanding shares of our common stock in the aggregate from Mr. James McCarthy (2,725,836 shares) and Dr. Richard Nathan (1,593,021 shares) granted by Mr. McCarthy and Dr. Nathan to Avon Road. Mr. Berman is the general partner of Avon Road, and therefore may be deemed to share beneficial ownership with Avon Road of the shares reported herein.
(2)
These options were granted on December 23, 2016 and vest in equal monthly installments over 24 months starting March 1, 2017, based on continued employment.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee is a current or former officer or employee of Novume or its subsidiaries. No executive officer of Novume served as a director or member of the Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Employment Agreements

We have entered into employment agreement our executives in connection with his or her commencement of employment with us.

Berman Employment Agreement

The Employment Agreement with Robert Berman (the “Berman Employment Agreement”) provides that Mr. Berman will serve as our Chief Executive Officer. The agreement has an initial term, which was effective as of December 23, 2016, of five years with automatically renewing one-year terms thereafter. Mr. Berman’s base salary is $395,000 per annum, and he is eligible for a bonus as determined by our Compensation Committee. Mr. Berman is also eligible to receive all such other benefits as are provided to other management employees.

In the event of a “Change of Control”, as defined in the Berman Employment Agreement, whether during the initial term or thereafter, we shall have the right to terminate the Berman Employment Agreement. In the event we exercise the option to terminate Mr. Berman’s agreement, we will be required to pay Mr. Berman an amount equal to Mr. Berman’s base salary per annum multiplied by the number of years and portions thereof remaining under the Berman Employment Agreement. Mr. Berman may be terminated by the Company for “Cause”, as defined in the Berman Employment Agreement.

Mr. Berman also agreed as consideration for entering into the Berman Employment Agreement, that for the period during his employment and for twelve months thereafter, (i) he will not compete with the Company in the “Geographic Area”, as defined in the Berman Employment Agreement, and (ii) he will not solicit any of our existing employees, suppliers or customers.

Rhulen Employment Agreement

The employment agreement with Harry Rhulen (the “Rhulen Employment Agreement”) provides that Mr. Rhulen will serve as our President for an initial five-year term that began on January 25, 2017. His base salary is $275,000 per annum, and he will be eligible for a bonus as determined by our Compensation Committee. Mr. Rhulen is also eligible to receive all such other benefits as are provided to other management employees.

Mr. Rhulen was previously granted options to purchase 80,000 shares of the common stock, par value $0.001 per share, of KeyStone at a strike price of $3.00 per share. These options were converted into options to purchase 155,195 shares of our common stock at a strike price of $1.5464 per share. The conversion did not affect their vesting schedule; the options were to begin vesting on the first anniversary of Mr. Rhulen’s initial employment as President and continue vesting monthly over the following two years.

We may terminate Mr. Rhulen’s employment agreement for “Cause,” as defined in the Rhulen Employment Agreement. If we terminate Mr. Rhulen’s employment other than for “Cause,” or Mr. Rhulen terminates his employment for “Good Reason”, as defined in the Rhulen Employment Agreement, we will be required to pay Mr. Rhulen an amount equal to the remaining amount of base salary payable under the Rhulen Employment Agreement until the end of the initial five-year term and our contribution to Mr. Rhulen’s health insurance premiums.

Mr. Rhulen also agreed that, for the period during his employment and for one year thereafter, (i) he will not compete with the Company in the “Restricted Territory”, as defined in Exhibit A to the Rhulen Employment Agreement, and (ii) he will not solicit any of our existing employees, suppliers or customers.

James K. McCarthy Offer Letter

The amended and restated James K. McCarthy Offer Letter (the “McCarthy Offer Letter”) provides that Mr. McCarthy will serve as our Host and Moderator -- The Bridge on TV. His employment is at will, subject to providing 120-days’ notice of resignation or termination. We may pay Mr. McCarthy’s salary in lieu of notice for some or all of the 120-day notice period. His base salary is $298,989 per annum, and he is eligible for a bonus as determined by our Compensation Committee. Mr. McCarthy will also be eligible to receive all such other benefits as are provided to other management employees.

Mr. McCarthy also agreed that, for the period during his employment and for two years thereafter, (i) he will not compete with the Company in the “Restricted Territory”, as defined in Exhibit A to the McCarthy Offer Letter, and (ii) he will not solicit any of our existing employees, suppliers or customers.

Nathan Employment Agreement

The employment agreement with Richard Nathan (the “Nathan Employment Agreement”) provided for Dr. Nathan to serve as our Chief Operating Officer for a term until December 31, 2017, with an option to extend the term. Dr. Nathan retired as Chief Operating Officer effective February 28, 2018. His base salary was $225,200 per annum, and he was eligible for a bonus as determined by our Compensation Committee. Dr. Nathan also agreed that, for two years after his employment: (i) he will not compete with the Company in the “Restricted Territory”, as defined in Exhibit A to the Nathan Employment Agreement; and (ii) he will not solicit any of our existing employees, suppliers or customers.

Loughlin Employment Agreement

The employment agreement with Suzanne Loughlin (the “Loughlin Employment Agreement”) provides that Ms. Loughlin is General Counsel and Chief Administrative Officer for an initial five-year term that began on January 25, 2017. Her base salary is $225,000 per annum, and she is eligible for a bonus as determined by our Compensation Committee. Ms. Loughlin is also eligible to receive all such other benefits as are provided to other management employees.

Ms. Loughlin was previously granted options to purchase 80,000 shares of the common stock, par value $0.001 per share, of KeyStone at a strike price of $3.00 per share. These options were converted into options to purchase 155,195 shares of our common stock at a strike price of $1.5464 per share. The conversion did not affect their vesting schedule; the options were to begin vesting on the first anniversary of Ms. Loughlin’s initial employment as General Counsel and Chief Administrative Officer and continue vesting monthly over the following two years.

We may terminate Ms. Loughlin’s employment agreement for “Cause,” as defined in the Loughlin Employment Agreement. If we terminate Ms. Loughlin’s employment other than for “Cause,” or Ms. Loughlin terminates her employment for “Good Reason”, as defined in the Loughlin Employment Agreement, we will be required to pay Ms. Loughlin an amount equal to the remaining amount of base salary payable under the Loughlin Employment Agreement until the end of the initial five-year term and our contribution to Ms. Loughlin’s health insurance premiums.

Ms. Loughlin also agreed that, for the period during her employment and for one year thereafter, (i) she will not compete with the Company in the “Restricted Territory”, as defined in Exhibit A to the Loughlin Employment Agreement, and (ii) she will not solicit any of our existing employees, suppliers or customers.

Amended Latifullah Agreement

In connection with Mr. Latifullah’s transition to Executive Vice President, Corporate Development, on August 28, 2017, Mr. Latifullah and Novume entered into a Restated, Amended and Supplemental Employment Agreement (the “Amended Latifullah Agreement”), which amended and restated his original employment agreement with KeyStone effective as of December 23, 2016, which was assumed by Novume. The Amended Latifullah Agreement provides that he is Executive Vice President, Corporate Development for a term that ends on December 23, 2019. His base salary is $205,000 per annum, and he will be eligible for a bonus as determined by our Compensation Committee. On March 29, 2018, Mr. Latifullah and Novume entered into a Second Restated, Amended and Supplemental Employment Agreement (the “Second Amended Latifullah Agreement”) which provides for a base salary of $285,000. No other terms were changed.

Under the terms of the Second Amended Latifullah Agreement, Mr. Latifullah is also eligible to receive all such other benefits as are provided to other management employees. Mr. Latifullah was previously granted options to purchase 90,000 shares of the common stock, par value $0.001 per share, of KeyStone at a strike price of $2.75 per share. These options were converted into options to purchase 174,595 shares of our common stock at a strike price of $1.4176 per share. The conversion did not affect their vesting schedule; the options began vesting in equal monthly installments on March 1, 2017 and will continue vesting monthly until March 1, 2019.

The Second Amended Latifullah Agreement may be terminated with or without cause, as defined in the agreement. Subject to certain conditions, the Second Amended Latifullah Agreement provides that, if Mr. Latifullah is terminated without cause, or if he leaves for good reason, he will be provided a severance package equal to six (6) months of base salary and such percentage of health premiums as would have been paid for by Novume during the corresponding time period. Additionally, half of all unvested options issued to Mr. Latifullah under the Second Amended Latifullah Agreement would vest immediately.

Mr. Latifullah also agreed that, for the period during his employment and for one year thereafter, (i) he will not compete with Novume in the “Restricted Territory”, as defined in Exhibit A to the Latifullah Employment Agreement, and (ii) he will not solicit any of Novume’s existing employees, suppliers or customers.

Bonus Eligibility

Bonuses for our executive officers may be conditioned on the achievement of objective goals, which may not be waived after being set, based on one or more of the following performance measures: earnings; operating profits (including measures of earnings before interest, taxes, depreciation and amortization); free cash flow or adjusted free cash flow; cash from operating activities; revenues; net income (before or after tax); financial return ratios; market performance; stockholder return and/or value; net profits; earnings per share; profit returns and margins; stock price; working capital; capital investments; returns on assets; returns on equity; returns on capital investments; selling, general and administrative expenses; discounted cash flows; productivity; expense targets; market share; cost control measures; strategic initiatives; changes between years or periods that are determined with respect to any of the above-listed performance criteria; net present value; sales volume; cash conversion costs; leverage ratios; maintenance of liquidity; integration of acquired businesses; operational efficiencies, including Lean Six Sigma initiatives; regulatory compliance, including the Sarbanes-Oxley Act of 2002; and economic profit.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as March 31, 2018, information concerning the beneficial ownership of Novume common stock by (i) each person or group of persons known to beneficially own more than 5% of the outstanding shares of our common stock, (ii) each person who is our executive officer or director and (iii) all such executive officers and directors as a group. Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. Under these rules, beneficial ownership generally includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of March 31, 2018 through the exercise of any option, warrant, conversion privilege or similar right. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock that could be issued upon the exercise of outstanding options and warrants that are exercisable within 60 days of March 31, 2018 are considered to be outstanding. These shares, however, are not considered outstanding as of March 31, 2018 when computing the percentage ownership of each other person, except as specifically set forth below.

To our knowledge, except as indicated in the footnotes to the following table, all beneficial owners named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of ownership is based on 14,496,697 shares of common stock outstanding as of March 31, 2018.

	Shares Beneficially Owned
Name and address of beneficial owner (1)	Number of Shares (2)		Percent of class
Directors and Named Executive Officers
Robert A. Berman	4,440,104	(3)	30.6%
James McCarthy	5,451,671		37.6%
Richard Nathan	3,207,045	(4)	22.1%
Harry Rhulen	558,376	(5)	3.8%
Suzanne Loughlin	558,376	(5)	3.8%
Paul de Bary	48,499	(6)	*
Glenn Goord	48,499	(6)	*
Christine Harada	48,499	(6)	*
Marta Tienda	48,499	(6)	*
Riaz Latifullah (7)	109,122	(8)	*
5% or Greater Shareholders
C.B. Brechin	743,333		5.1%
Scott Rutherford	748,226		5.2%
Paul Milligan	781,722	(9)	5.2%
All current Directors and named executive officers as a group (10 persons)	14,518,690		66.6%

* Less than 1%

(1)
The address of those listed is c/o Novume Solutions, Inc., 14420 Albemarle Point Place, Suite 200, Chantilly, VA, 20151. Unless otherwise indicated, all shares are owned directly by the beneficial owner.
(2)
Based on 14,496,697 shares of our common stock issued and outstanding as of the March 31, 2018.
(3)
Consists of: (i) options to purchase 4,318,857 outstanding shares of our common stock in the aggregate from Mr. James McCarthy (2,725,836 shares) and Dr. Richard Nathan (1,593,021 shares) granted by Mr. McCarthy and Dr. Nathan to Avon Road, and (ii) 121,247 shares of our common stock issued to Avon Road. Mr. Berman is the general partner of Avon Road, and therefore may be deemed to share beneficial ownership with Avon Road of the shares reported herein. The 4,318,857 shares underlying the Avon Road Options are already outstanding as they are held by Mr. James McCarthy and Dr. Richard Nathan and are therefore included in the beneficial ownership calculation for all persons including Mr. Berman.
(4)
Consists of: (i) 3,186,041 shares of our common stock, (ii) a Unit Warrant to purchase 4,849 shares of our common stock at a $1.031 exercise price and (iii) 16,155 shares of our common stock acquirable through the conversion of 10,000 shares of Novume Series A Preferred Stock at a $6.19 conversion price.
(5)
Consists of: (i) 315,625 shares of our common stock, (ii) a warrant to purchase 105,209 shares of our common stock at a $2.5774 exercise price, (iii) a warrant to purchase 105,209 shares of our common stock at a $3.6083 exercise price and (iv) options to purchase 32,333 shares of our common stock that are exercisable within 60 days.
(6)
Consists of options to purchase 48,499 shares of our common stock.
(7)
Mr. Latifullah served as our Chief Financial Officer until August 28, 2017 when he began serving as our Executive Vice President of Corporate Development.
(8)
Consists of options to purchase 109,122 shares of our common stock that are exercisable within 60 days.
(9)
Consists of: (i) 300,000 shares of our common stock and (ii) 481,722 shares of our common stock acquirable through the conversion of 240,861 shares of our Series B Preferred Stock at a $2.00 conversion price.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

In addition to the executive officer and director compensation arrangements discussed above under “Compensation of Novume Directors” and “Executive Compensation,” the following is a description of each transaction since January 1, 2014 and any currently proposed transaction in which (i) we have been or are to be a participant, (ii) the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and (iii) any of our directors, executive officers, holders of more than five percent of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Firestorm Acquisition

As part of the consideration for the acquisition of Firestorm Solutions, LLC and Firestorm Franchising, LLC in January 2017, we issued subordinated promissory notes to Harry Rhulen, our President, and Suzanne Loughlin, our General Counsel and Chief Administrative Officer. The principal amount of the promissory note to Mr. Rhulen is $166,666.66 and the principal amount of the promissory note to Ms. Loughlin is $166,666.67. Each of the promissory notes bears interest at a rate of 2%. In connection with the acquisition, we also paid cash of $125,000 to each of Mr. Rhulen and Ms. Loughlin, issued warrants to purchase 105,209 shares of our common stock, exercisable over a period of five years, at an exercise price of $2.58 per share, and issued warrants to purchase 105,209 shares of our common stock, exercisable over a period of five years, at an exercise price of $3.60 per share.

Prior to the consummation of the Firestorm Acquisition, Mr. Rhulen and Ms. Loughlin were not officers of the Company.

Avon Road Note Purchase Agreement

On March 16, 2016, we entered into a Subordinated Note and Warrant Purchase Agreement pursuant to which we agreed to issue up to $1,000,000 in subordinated debt and warrants to purchase up to 242,493 shares of our common stock at an exercise price of $1.031 per share to Avon Road Partners, L.P., an affiliate of Robert Berman, our CEO and a member of our Board of Directors. Simultaneously with the entry into the Subordinated Note and Warrant Purchase Agreement we issued subordinated notes with a face amount of $500,000 and warrants to purchase 121,247 shares of our common stock to the Avon Road. These warrants were to expire on March 16, 2019 and were exercised on December 11, 2017 for proceeds of $125,006. There are no Avon Road Subordinated Note Warrants outstanding as of December 31, 2017. Simple interest accrues on the unpaid principal of the note at a rate equal to the lower of (a) 9% per annum, or (b) the highest rate permitted by applicable law.

The foregoing transaction was reviewed and approved by officers and directors other than Mr. Berman.

Review, Approval, or Ratification of Transactions with Related Parties

Our written related party transactions policy and the Charter of our Governance Committee require that any transaction with a related person that must be reported under applicable rules of the SEC must be reviewed and either approved, disapproved or ratified by our Governance Committee.

Prior to August 2017, we had no formal, written policy or procedure for the review and approval of related-party transactions.

Director Independence

Paul de Bary, Glen Goord, Christina Harada and Marta Tienda are each “independent” within the meaning of NASDAQ Rule 5605(b)(1).

Item 14.  Principal Accountant Fees and Services

The Audit Committee reviews and pre-approves both audit and all permissible non-audit services provided by our independent registered public accounting firm. Since our Audit Committee was formed on August 28, 2017, accounting fees and services incurred prior to August 28, 2017 were reviewed and pre-approved by the Board of Directors.

BD & Company, Inc. (“BD & Company”) has served as our principal auditor since May 2017. They did not provide any services, and no fees were paid to them, in 2016. CohnReznick LLP (“CohnReznick”) provided principal auditor services from November 3, 2016 through April 28, 2017, but did not issue an audit report. Ericksen, Krentel & Laporte, LLP (“Ericksen Krentel”) served as our principal auditor in 2016 and provided accounting services in 2017.

The Audit Committee has considered whether the provision of services, other than services rendered in connection with the audit of our annual financial statements, is compatible with maintaining BD & Company’s independence. The Audit Committee has determined that the rendering of non-audit services by BD & Company during 2017 was compatible with maintaining the firm’s independence.

Aggregate fees billed or incurred related to the following years for professional services rendered by BD & Company for 2017 and 2016 are set forth below.

	2017	2016
Audit fees	$241,661	$-
Audit-related fees	-	-
Tax fees	24,875	-
All other fees	-	-
Total	$266,536	$-

Aggregate fees billed or incurred related to the following years for professional services rendered by CohnReznick for 2017 and 2016 are set forth below.

	2017	2016
Audit fees	$35,850	$14,150
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$35,850	$14,150

Aggregate fees billed or incurred related to the following years for professional services rendered by Ericksen Krentel for 2017 and 2016 are set forth below.

	2017	2016
Audit fees	$-	$28,500
Audit-related fees	-	-
Tax fees	-	2,705
All other fees	25,128	-
Total	$25,128	$31,205

Audit Fees for 2017 and 2016 include fees associated with the audits of the annual financial statements, the quarterly reviews of the unaudited interim financial statements included in the Company’s Quarterly Reports on Form 10-Q, and services related to other reports filed with the SEC. Tax Fees for 2017 and 2016 include fees associated with the preparation and reviews of tax returns, advising on the impact of local tax laws, and tax planning.

Part IV

Item 15.  Exhibits, Financial Statements Schedules

1. Financial Statements

The Novume Solutions, Inc financial statements are included in Item 8. Financial Statements and Supplementary Data.

2. Financial Schedules

None.

3. Exhibits.

Exhibit No.	Description
2.1
Second Amended and Restated Agreement and Plan of Merger dated July 12, 2017, among Novume Solutions, Inc., KeyStone Solutions, Inc., Brekford Traffic Safety, Inc., KeyStone Merger Sub, LLC, and Brekford Merger Sub, Inc. (Previously filed as Exhibit 2.1 to the Pre-Effective Amendment No. 2 to the Registration Statement on Form S-4 (Reg. No.: 333-216014) as filed with the SEC on July 13, 2017.)

2.2
Agreement and Plan of Merger, dated as of September 21, 2017, by and among Novume Solutions, Inc., Global Technical Services Merger Sub, Inc., Global Contract Professionals Merger Sub, Inc., Global Technical Services, Inc., Global Contract Professionals, Inc. and Paul Milligan (Previously filed as Exhibit 2.1 to the Company’s current report on Form 8-K as filed with the SEC on September 21, 2017.)

2.3
Agreement and Plan of Merger, dated as of November 16, 2017, by and among Novume Solutions, Inc., NeoSystems Holding, LLC, NeoSystems HoldCo, Inc., NeoSystems LLC, Robert W. Wilson, Jr., in his personal capacity, Michael Tinsley, in his personal capacity and Michael Tinsley as the Stockholders’ Agent (Previously filed as Exhibit 2.1 to the Company’s current report on Form 8-K as filed with the SEC on November 20, 2017.)

3.1
Certificate of Incorporation of Novume Solutions, Inc., as filed with the Secretary of State of the State of Delaware on February 6, 2017 (Previously filed as Exhibit 3.1 to the Registration Statement on Form S-4 (Reg. No.: 333-216014) as filed with the SEC on February 10, 2017.)

3.2
Amended and Restated Certificate of Incorporation of Novume Solutions, Inc. as filed with the Secretary of State of Delaware on August 21, 2017 (Previously filed as Exhibit 3.1 to the current report on Form 8-K as filed with the SEC on August 25, 2017.)

3.3
Certificate of Designations of Series A Cumulative Convertible Redeemable Preferred Stock as filed with the Secretary of State of Delaware on August 25, 2017 (Previously filed as Exhibit 4.1 to the current report on Form 8-K) as filed with the SEC on August 25, 2017.)

3.4	Bylaws of Novume Solutions, Inc. (Previously filed as Exhibit 3.4 to the Registration Statement on Form S-4 (Reg. No.: 333-216014) as filed with the SEC on February 10, 2017.)
3.5	Amended and Restated Bylaws of Novume Solutions, Inc. (Previously filed as Exhibit 3.2 to thecurrent report on Form 8-K as filed with the SEC on August 25, 2017.)
4.1
Form of Novume Unit Warrant (Previously filed as Exhibit 4.1 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No.: 333-216014) as filed with the SEC on June 9, 2017.)

4.2
Form of Avon Road Warrant to Purchase Shares of Novume Common Stock. (Previously filed as Exhibit 4.2 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No.: 333-216014) as filed with the SEC on June 9, 2017.)

4.3
Form of Firestorm Warrant to Purchase Shares of Novume Common Stock(1) (Previously filed as Exhibit 4.3 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No.: 333-216014) as filed with the SEC on June 9, 2017.)

4.4
Form of Firestorm Warrant to Purchase Shares of Novume Common Stock(2) (Previously filed as Exhibit 4.4 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No.: 333-216014) as filed with the SEC on June 9, 2017.)

4.5
Form of Amended and Restated Avon Road Option Agreement among James McCarthy, Richard Nathan and Avon Road Partners, L.P (Previously filed as Exhibit 4.5 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No.: 333-216014) as filed with the SEC on June 9, 2017.)

4.6	Form of Key Stockholder Agreement – KeyStone Solutions (Previously filed as Exhibit 4.6 to the Registration Statement on Form S-4 (Reg. No.: 333-216014) as filed with the SEC on February 10, 2017.)
4.7	Form of Key Stockholder Agreement – Brekford Corp. (Previously filed as Exhibit 4.7 to the Registration Statement on Form S-4 (Reg. No.: 333-216014) as filed with the SEC on February 10, 2017.)
4.8
Form of Brekford Investor Warrant (Previously filed as Exhibit 4.9 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No.: 333-216014) as filed with the SEC on June 9, 2017.)

4.9
Registration Rights Agreement, by and among Novume Solutions, Inc., G&W Ventures Inc., and Paul Milligan. (Previously filed as Exhibit 4.1 to the Company’s current report on Form 8-K as filed with the SEC on October 4, 2017.)

4.10
Certificate of Designations of Novume Series B Cumulative Convertible Preferred Stock as filed with the Secretary of State of Delaware on August 21, 2017 (Previously filed as Exhibit 4.2 to the Company’s current report on Form 8-K as filed with the SEC on September 21, 2017.)

4.11	2017 Equity Award Plan of Novume Solutions, Inc. (Previously filed as Exhibit 4.7 to the Registration Statement on Form S-8 (Reg. No.: 333-220864) as filed with the SEC on October 6, 2017.)
4.12
Form of Registration Rights Agreement between Novume Solutions, Inc. and the holders set forth in Schedule 1 attached thereto (Previously filed as Exhibit 4.1 to the Company's current report on Form 8-K as filed with the SEC on November 20, 2017.)

10.1	Berman Employment Agreement (Previously filed as Exhibit 6.1 to the Offering Statement of KeyStone Solutions, Inc., on Form 1-A as filed with the SEC on May 12, 2016.)
10.2	Rhulen Employment Agreement (Previously filed as Exhibit 6.6 to the Current Report of KeyStone Solutions, Inc., on Form 1-U as filed with the SEC on January 26, 2017.)
10.3
Latifullah Employment Agreement (Previously filed as Exhibit 6.11 to Amendment No. 2 to the Offering Statement on Form of KeyStone Solutions, Inc., on Form 1-A, as filed with the SEC on September 2, 2016.)

10.4	Nathan Employment Agreement (Previously filed as Exhibit 6.10 to the Offering Statement of KeyStone Solutions, Inc., on Form 1-A, as filed with the SEC on May 12, 2016.)
10.5	Loughlin Employment Agreement (Previously filed as Exhibit 6.7 to the Current Report of KeyStone Solutions, Inc., ON Form 1-U as filed with the SEC on January 26, 2017.)
10.6
Amended and Restated McCarthy Offer Letter dated January 8, 2018 (Previously filed as Exhibit 10.6 to Ammendment No. 1 of the Company's Registration Statement on Form S-1 (Reg. No.: 333-221789) as filed with the SEC on January 9, 2018.)

10.7
Extension of Gregory McCarthy Employment Agreement (Previously filed as Exhibit 10.7 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No.: 333-216014) as filed with the SEC on June 9, 2017.)

10.8
Extension of Richard Nathan Employment Agreement (Previously filed as Exhibit 10.8 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No.: 333-216014) as filed with the SEC on June 9, 2017.)

10.9
Form of Hillman Employment Agreement (Previously filed as Exhibit 10.9 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No.: 333-216014) as filed with the SEC on June 9, 2017.)

10.10
Form of Rutherford Employment Agreement (Previously filed as Exhibit 10.10 to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-4 (Reg. No.: 333-216014) as filed with the SEC on June 9, 2017.)

10.11
Loan and Security Agreement by and between KeyStone Solutions, Inc., AOC Key Solutions, Inc., and Sandy Spring Bank, dated August 11, 2016. (Previously filed as Exhibit 6.12 to Amendment No. 2 to the Offering Statement of KeyStone Solutions, Inc., on Form 1-A, as filed with the SEC on September 2, 2016.)

10.12	2016 KeyStone Solutions, Inc. Equity Award Plan (Previously filed as Exhibit 6.2 to the Offering Statement on Form 1-A as filed with the SEC on May 12, 2016.)
10.13
Amended and Restated Note issued to Avon Road Partners, L.P., dated August 25, 2017 (Previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on August 29, 2017.)

10.14
Restated, Amended and Supplemental Employment Agreement between Riaz Latifullah and the Company, dated as of August 28, 2017(Previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on August 29, 2017.)

10.15
Employment Agreement between Carl Kumpf and the Company, dated as of August 28, 2017 (Previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on August 29, 2017.)

10.16
Form of Registration Rights Agreement, by and among Novume Solutions, Inc., G&W Ventures Inc., and Paul Milligan. (Previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on September 21, 2017.)

10.17
Assignment and Assumption Agreement, dated September 29, 2017 bet KeyStone Solutions LLC and Novume Solutions, Inc. (Previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on September 21, 2017.)

10.18	Replacement Note issued in favor of Harry Rhulen on September 29, 2017(Previously filed as Exhibit 10.2 to the Company’s current report on Form 8-K as filed with the SEC on October 3, 2017.)
10.19	Replacement Note issued in favor of Suzanne Loughlin on September 29, 2017 (Previously filed as Exhibit 10.3 to the Company’s current report on Form 8-K as filed with the SEC on October 3, 2017.)
10.20	Replacement Note issued in favor of James Satterfield on September 29, 2017(Previously filed as Exhibit 10.4 to the Company’s current report on Form 8-K as filed with the SEC on October 3, 2017.)
10.21
Replacement Note issued in favor of Lancer Financial Group, Inc. on September 29, 2017 (Previously filed as Exhibit 10.5 to the Company’s current report on Form 8-K as filed with the SEC on October 3, 2017.)

10.22
General Continuing Guaranty, dated September 29, 2017 and effective on October 3, 2017, by and between Wells Fargo Bank, National Association and Novume Solutions, Inc. for Global Technical Services, Inc. (Previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on October 4, 2017.)

10.23
General Continuing Guaranty, dated September 29, 2017 and effective on October 3, 2017, by and between Wells Fargo Bank, National Association and Novume Solutions, Inc. for Global Contract Professionals, Inc. (Previously filed as Exhibit 10.2 to the Company’s current report on Form 8-K as filed with the SEC on October 4, 2017.)

10.24	Second Restated, Amended and Supplemental Employment Agreement between Riaz Latifullah and the Company, dated as of March 29, 2018*
10.25
Promissory Note between Brekford Traffic Safety, Inc., Novume Solutions, Inc. and Cedarview Opportunities Master Fund, LP, dated April 3, 2018 (Previously filed as Exhibit 10.1 to the Company's curent report on Form 8-K as filed with the SEC on April 9, 2018.)

10.26
Security Agreement between Brekford Traffic Safety, Inc. and Cedarview Opportunities Master Fund, LP, dated April 3, 2018 (Previously filed as Exhibit 10.2 to the Company's curent report on Form 8-K as filed with the SEC on April 9, 2018.)

23.1	Consent of BD & Company, Inc.*
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.*
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.*
101-INS	XBRL Instance Document
101-SCH	XBRL Taxonomy Extension Schema Document
101-CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101-LAB	XBRL Taxonomy Extension Label Linkbase Document
101-PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101-DEF	XBRL Taxonomy Extension Definition Linkbase Document

*
Filed herewith.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novume Inc.

/s/ Robert A. Berman
Name: Robert A. Berman
Title: Chief Executive Officer Principal Executive Officer Director and Authorized Signatory

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Berman Robert A. Berman	Chief Executive Officer (Principal Executive Officer) and Director	April 12, 2018

/s/ Riaz Latifullah Riaz Latifullah	EVP, Corporate Development (Principal Financial and Accounting Officer)	April 12, 2018

/s/ James K. McCarthy James K. McCarthy	Chairman of the Board and Director	April 12, 2018

/s/ Richard Nathan Dr. Richard Nathan	Director	April 12, 2018

/s/ Glenn Goord Glenn Goord	Director	April 12, 2018

/s/ Paul de Bary Paul de Bary	Director	April 12, 2018

/s/ Christine J. Harada Christine J. Harada	Director	April 12, 2018
/s/ Marta Tienda Marta Tienda	Director	April 12, 2018