Form 10-Q
period 2018-03-31
Novume Solutions, Inc.
filed 2018-05-15
CIK 1697851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 15, 2018 the Registrant had 14,531,697 shares of common stock, $0.0001 par value per share outstanding.

Novume Solutions, Inc. and Subsidiaries
Form 10-Q
For the Quarterly Period Ended March 31, 2018

Part I
FINANCIAL INFORMATION

Item 1.
Financial Statements (Unaudited)

Novume Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$2,184,389	$1,957,212
Accounts receivable, net	5,696,108	6,707,294
Inventory	144,359	155,716
Note receivable	-	1,475,000
Other current assets	545,135	687,966
Total current assets	8,569,992	10,983,188
Property and Equipment
Furniture and fixtures	219,616	211,885
Office equipment	526,016	524,131
Camera systems	500,286	462,399
Vehicles	28,520	10,020
Leasehold improvements	72,918	72,918
Total fixed assets	1,347,356	1,281,354
Less: accumulated depreciation	(715,052)	(633,014)
Net property and equipment	632,303	648,339
Goodwill	3,092,616	3,092,616
Intangibles, net	5,600,385	5,468,874
Other Assets
Investment at cost	262,140	262,140
Deposits and other long-term assets	67,986	143,582
Total other assets	330,126	405,722
Total assets	$18,225,422	$20,598,740
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$2,007,155	$1,390,876
Accrued expenses	3,523,081	3,060,512
Lines of credit	2,141,425	3,663,586
Deferred revenue	157,826	117,636
Total current liabilities	7,829,487	8,232,610
Long-Term Liabilities
Notes payable	1,414,182	1,405,994
Deferred rent	51,328	53,217
Total long-term liabilities	1,465,510	1,459,211
Total liabilities	9,294,997	9,691,821

Series A Cumulative Convertible Redeemable Preferred stock, $0.0001 par value, 505,000 shares authorized and 502,327 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	4,551,923	4,396,580

Stockholders' Equity
Common stock, $0.0001 par value, 30,000,000 shares authorized, 14,496,697 and 14,463,364 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1,450	1,447
Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of March 31, 2018 and December 31, 2017, respectively.	-	-
Series B Cumulative Convertible Preferred stock, $0.0001 par value, 240,861 shares authorized, issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	2,408,610	2,408,610
Additional paid-in capital	10,177,854	9,933,940
Accumulated deficit	(8,209,412)	(5,833,659)
Total stockholders’ equity	4,378,502	6,510,338
Total liabilities and stockholders’ equity	$18,225,422	$20,598,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novume Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months ended March 31,
	2018	2017
Revenue	$11,218,769	$3,470,553
Cost of revenue	8,134,036	1,850,059
Gross profit	3,084,733	1,620,494

Operating expenses
Selling, general, and administrative expenses	5,280,950	2,454,812
Loss from operations	(2,196,216)	(834,318)
Other expense
Interest expense	(92,950)	(28,800)
Other income	95,322	-
Total other (expense) income	2,372	(28,800)
Loss before income taxes	(2,193,844)	(863,118)
Benefit from income taxes	-	318,801
Net loss	$(2,193,844)	$(544,317)

Loss per common share - basic	$(0.16)	$(0.12)
Loss per common share - diluted	$(0.16)	$(0.12)

Weighted average shares outstanding
Basic	14,496,697	5,081,349
Diluted	14,496,697	5,081,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novume Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Shares of Common Stock	Common Stock	Shares of Series B Preferred Stock	Series B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2017	14,463,364	$1,447	240,861	$2,408,610	$9,933,941	$(5,833,660)	$6,510,338
Adjustment to adopt new accounting guidance
Revenue recognition (1)	-	-	-	-	-	(67,000)	(67,000)
Balance as of January 1, 2018	14,463,364	$1,447	240,861	$2,408,610	$9,933,941	$(5,900,660)	$6,443,338
Stock-based compensation	-	-	-	-	112,455	-	112,455
Issuance of warrants	-	-	-	-	123,472	-	123,472
Net common stock issued in Secure Education Consultants acquisition	33,333	3	-	-	163,329	-	163,332
Preferred stock dividends	-	-	-	-	-	(114,908)	(114,908)
Accretion of Series A preferred stock	-	-	-	-	(155,343)	-	(155,343)
Net loss	-	-	-	-	-	(2,193,844)	(2,193,844)
Balance as of March 31, 2018	14,496,697	$1,450	240,861	$2,408,610	$10,177,854	$(8,209,412)	$4,378,502

(1)
 See Note 2 for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novume Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(2,193,844)	$(544,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82,039	37,474
Provision for losses on accounts receivable	-	24,000
Deferred taxes	-	(318,801)
Share-based compensation	112,455	83,001
Deferred financing costs	-	3,087
Deferred rent	(1,889)	(17,995)
Warrant expense	-	67,491
Change in fair value of derivative liability	(45,754)	-
Amortization of intangibles	255,294	-
Changes in operating assets and liabilities
Accounts receivable	1,011,186	(778,750)
Inventory	11,357	-
Deposits	(23,600)	(8,051)
Prepaid expenses and other current assets	142,028	6,378
Accounts payable	616,278	459,088
Accrued expenses and other current liabilities	516,510	97,641
Deferred revenue	(26,810)	(20,176)
Net cash provided by (used in) operating activities	455,250	(909,930)
Cash Flows from Investing Activities
Proceeds from sale of note receivable	1,475,000	-
Capital expenditures	(66,003)	(35,998)
Net cash used in investing activities	1,408,997	(35,998)
Cash Flows from Financing Activities
Repayments of short-term borrowings	(1,522,162)	-
Acquisition of Firestorm - net of cash acquired	-	(417,704)
Net proceeds from issuance of preferred stock	-	1,801,340
Payment of preferred dividends	(114,908)	(70,409)
Net cash (used in) provided by financing activities	(1,637,070)	1,313,227
Net increase in cash and cash equivalents	227,177	367,299
Cash and cash equivalents at beginning of period	1,957,212	2,788,587
Cash and cash equivalents at end of period	$2,184,389	$3,155,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

Novume Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018 and 2017

NOTE 1 – NATURE OF OPERATIONS AND RECAPITALIZATION

Nature of Operations

Novume Solutions, Inc. (the “Company” or “Novume”) was formed in February 2017 to effectuate the mergers of, and become a holding company for KeyStone Solutions, Inc. (“KeyStone”) and Brekford Traffic Safety, Inc. (“Brekford”). Our services are provided through seven wholly owned subsidiaries: AOC Key Solutions, Inc. (“AOC Key Solutions”); Firestorm Solutions, LLC and Firestorm Franchising, LLC (collectively referred to as “Firestorm”); Brekford; Global Technical Services, Inc. and Global Contract Professionals; Inc. (collectively referred to as “Global”); and Novume Media, Inc. (“Novume Media”).

For narrative purposes, Company and Novume references include AOC Key Solutions, Brekford, Firestorm and Global.

The financial statements for Novume prior to the merger with Brekford reflect the historical financial statements of KeyStone. The financial results of Brekford are included in the results of operations from August 28, 2017 through December 31, 2017. In this document, references to KeyStone are to KeyStone Solutions, Inc. prior to, and to KeyStone Solutions, LLC on and after, August 28, 2017 and references to Novume prior to August 28, 2017 are to KeyStone.

KeyStone was formed in March 2016 as a holding company for AOC Key Solutions, which is headquartered in Chantilly, Virginia. AOC Key Solutions provides consulting and technical support services to assist clients seeking U.S. Federal government contracts in the technology, telecommunications, defense, and aerospace industries.

On January 25, 2017, Novume acquired Firestorm (see Note 3), a nationally-recognized leader in crisis management, crisis communications, emergency response, and business continuity, including workplace violence prevention, cyber-breach response, communicable illness/pandemic planning, predictive intelligence, and other emergency, crisis and disaster preparedness initiatives. Firestorm is headquartered in Roswell, Georgia.

Brekford, headquartered in Hanover, Maryland, is a leading public safety technology service provider of fully-integrated automated traffic safety solutions, including speed, red light, move-over and distracted driving camera systems.

On October 1, 2017, Novume acquired Global (see Note 3). Global provides temporary contract professional and skilled labor to businesses throughout the United States. Contracts to provide such services vary in length, usually less than one year. Global’s corporate offices are located in Fort Worth, Texas.

On December 31, 2017 and January 1, 2018, respectively, Firestorm acquired certain assets of BC Management, Inc. (“BC Management”) and Secure Education Consultants, LLC (“Secure Education”), as described below (see Note 3). Results of operations for both BC Management and Secure Education have been included in the financial statements of Novume since January 1, 2018.

NOTE 2 – NEW ACCOUNTING GUIDANCE

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued new revenue recognition guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue at an amount that the entity expects to be entitled to receive in exchange for the transfer of promised goods or services to customers. A five-step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements (see Note 4). The guidance was effective January 1, 2018. It was applied on a modified retrospective basis to contracts that were not completed at the date of initial application through a cumulative effect adjustment to accumulated deficit as of January 1, 2018. The prior period comparative information has not been recast and continues to be reported under the accounting guidance in effect for that period.

On January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers, using the modified retrospective method. Novume has aggregated and reviewed its contracts that are within the scope of Topic 606. Based on its evaluation, the adoption of Topic 606 did not have a material impact on the Company’s balance sheet or related consolidated statements of operations, equity or cash flows. Therefore, prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. The impact of adopting Topic 606 to the Company relate to: (1) a change to franchisee agreements recorded prior to 2017 of $22,000 which will be amortized over remaining term of the franchisee agreements; and (2) the timing of certain contractual agreements which amounted $45,000 and subsequently recognized as revenue in three months ended March 31, 2018. Revenue recognition related to the Company’s other revenue streams will remain substantially unchanged.

NOTE 3 – ACQUISITIONS

Secure Education Consultants Acquisition

On January 1, 2018, Novume completed its acquisition of certain assets of Secure Education. Secure Education’s security and safety experts provide customized emergency protocols and critical incident response training for schools and child care organizations, which will further augment the risk mitigation and crisis management services we provide to our clients through Firestorm. Consideration paid as part of this acquisition included: (a) $99,197 in cash, (b) 33,333 shares of Novume common stock valued at $163,332; (c) warrants to purchase 33,333 shares of Novume common stock, exercisable over a period of five years, at an exercise price of $5.44 per share, valued at $65,988 and (d) warrants to purchase 33,333 of Novume common stock, exercisable over a period of five years at an exercise price of $6.53 per share, valued at $57,484.

As the Secure Education acquisition has recently been completed, the Company is currently in the process of completing the preliminary purchase price allocation treating the Secure Education acquisition as a business combination. The final purchase price allocation for Secure Education will be included in the Company’s financial statements in future periods. The table below shows preliminary analysis for the Secure Education asset purchase:

Cash paid	$99,197
Common stock issued	163,332
Warrants issued, at $5.44	65,988
Warrants issued, at $6.53	57,484
Total consideration	386,001
Less intangible and intellectual property	(386,001)
Net goodwill recorded	$-

BC Management Acquisition

On December 31, 2017, Novume completed its acquisition of certain assets of BC Management through Firestorm. Consideration paid as part of this acquisition included: (a) $100,000 in cash, (b) 33,333 shares of Novume common stock valued at $163,332, and (c) 66,666 warrants to purchase Novume common stock valued at $123,472.

The preliminary purchase price has been allocated to the assets acquired based on fair values as of the acquisition date.

The Company is currently in the process of completing the preliminary purchase price allocation as an acquisition of certain assets. The final purchase price allocation for BC Management will be included in the Company’s financial statements in future periods. The table below shows preliminary analysis for the BC Management asset purchase:

Cash paid	$100,000
Common stock issued	163,332
Warrants issued, at $5.44	65,988
Warrants issued, at $6.53	57,484
Total consideration	386,804
Less intangible and intellectual property	(386,804)
Net goodwill recorded	$-

Global Acquisition

On October 1, 2017, Novume completed its acquisition of Global by purchasing Global Technical Services, Inc. (“GTS”) and Global Contract Professionals, Inc. (“GCP”). Consideration paid as part of the Global acquisition included: (a) $750,000 in cash, (b) 375,000 shares of Novume common stock valued at $566,288 and (c) 240,861 shares of Novume Series B Cumulative Convertible Preferred Stock (the “Novume Series B Preferred Stock”) valued at $2,408,610. In addition to the merger consideration, Novume paid $365,037 to satisfy in full all of the outstanding debt of GTS and GCP at closing, except for certain intercompany debt and ordinary course debt, and amounts due under (a) the Secured Account Purchase Agreement dated August 22, 2012 by and between GTS and Wells Fargo Bank, National Association (the “GTS Wells Fargo Credit Facility”) and (b) the Secured Account Purchase Agreement dated August 22, 2012 by and between GCP and Wells Fargo Bank, National Association (the “GCP Wells Fargo Credit Facility” and together with the GTS Wells Fargo Credit Facility, the “Wells Fargo Credit Facilities”), which have remained in effect following the consummation of the Global Acquisition. In connection with the Wells Fargo Credit Facilities, Novume delivered general continuing guaranties, dated September 29, 2017 to Wells Fargo Bank, National Association, guaranteeing the Guaranteed Obligations of GTS and GCP (as defined in the Wells Fargo Guaranty Agreements) under the Wells Fargo Credit Facilities, and paid $175,000 in the aggregate to reduce the current borrowed amounts under the Wells Fargo Credit Facilities as of October 1, 2017. Additionally, Novume assumed $2,462,276 of Global’s liabilities.

As part of the Global acquisition, the Company issued 240,861 shares of $0.0001 par value Novume Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”). All Series B Preferred Stock was issued at a price of $10.00 per share as part of the acquisition of Global. The Series B Preferred Stock is entitled to quarterly cash dividends of 1.12% (4.48% per annum) per share. The Series B Preferred Stock has a conversion price of $5.00 per share. Each Series B Preferred Stock has an automatic conversion feature based on the share price of Novume (See Note 10). The Company measured the holdback consideration in April 2018 and determined that the contingent liability should be decreased by $94,657. In accordance with ASC 805-10-25, a contingent consideration classified as an asset or liability shall be recognized in earnings, and $94,657 was recognized as other income for the three months ended March 31, 2018. As of March 31, 2018 and December 31, 2017, the Company had $105,343 and $200,000, respectively, of holdback consideration included in accrued expenses.

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

Brekford Acquisition

On August 28, 2017, the mergers by and among Novume, KeyStone, Brekford, Brekford Merger Sub, Inc., and KeyStone Merger Sub, LLC, were consummated (the “Brekford Merger”). As a result, Brekford became a wholly-owned subsidiary of Novume, and Brekford Merger Sub ceased to exist. KeyStone Merger Sub, LLC also became a wholly-owned subsidiary of Novume, and KeyStone Solutions, Inc. ceased to exist. When KeyStone Merger Sub, Inc. filed its certificate of merger with the Secretary of State of the State of Delaware, it immediately effectuated a name-change to KeyStone Solutions, LLC, the name by which it is now known.

Upon completion of the Brekford Merger, the merger consideration was issued in accordance with the terms of the merger agreement. Immediately upon completion of the Brekford Merger, the pre-merger stockholders of KeyStone owned approximately 80% or 13,548,837 of the issued and outstanding capital stock of Novume on a fully-diluted basis, and the pre-merger stockholders of Brekford owned approximately 20% or 3,375,084 shares of the issued and outstanding capital stock of Novume on a fully-diluted basis.

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

Firestorm Acquisition

On January 25, 2017 (the “Firestorm Closing Date”), Novume acquired Firestorm Solutions, LLC and Firestorm Franchising, LLC (collectively, the “Firestorm Entities”).

Membership Interest Purchase Agreement

Pursuant to the terms of the Membership Interest Purchase Agreement (the “MIPA”), by and among Novume, the Firestorm Entities, the Members of the Firestorm Entities (described below), and a newly-created acquisition subsidiary of Novume, Firestorm Holdings, LLC, a Delaware limited liability company (“Firestorm Holdings”), Novume acquired all of the membership interests in each of the Firestorm Entities for the following consideration:

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

Operations of Combined Entities

The following unaudited pro-forma combined financial information gives effect to the acquisition of Firestorm, the merger with Brekford and the acquisition of Global as if they were consummated as of January 1, 2017. The pro-forma financial information for the three months ended March 31, 2017 does not include BC Management and Secure Education as it was deemed immaterial. This unaudited pro-forma financial information is presented for information purposes only and is not intended to present actual operating results that would have been attained had the acquisitions been completed as of January 1, 2017 (the beginning of the earliest period presented) or to project potential operating results as of any future date or for any future periods.

	Three Months ended March 31,
	2018	2017
Revenues	$11,218,769	$10,854,678
Net loss	$(2,193,844)	$(1,203,713)
Basic earnings (loss) per share	$(0.16)	$(0.25)
Diluted earnings (loss) per share	$(0.16)	$(0.25)

Basic Number of Shares	14,496,697	5,081,349
Diluted Number of Shares	14,496,697	5,081,349

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Novume, the parent company, and its wholly owned subsidiaries AOC Key Solutions, Inc., Brekford Traffic Safety Inc., Novume Media, Inc., Chantilly Petroleum, LLC, Firestorm Solutions, LLC, Firestorm Franchising, LLC, Global Technical Services Inc. and Global Contract Professionals, Inc.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the accounting rules under Regulation S-X, as promulgated by the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation.

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

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also considers recording as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. The balance in the allowance for doubtful accounts was $24,000 at March 31, 2018 and December 31, 2017.

Accounts receivable at March 31, 2018 and December 31, 2017 included $1,878,267 and $1,259,089 in unbilled contracts respectively related to work performed in the period in which the receivable was recorded. The amounts were billed in the subsequent period.

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

Repairs and maintenance are expensed as incurred. expenditures for additions, improvements and replacements are capitalized. Depreciation expense for the three months ended March 31, 2018 and 2017 was $82,039 and $37,474, respectively.

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

Amounts paid for acquisitions are allocated to the tangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. We may also allocate a portion of the purchase price to the fair value of identifiable intangible assets. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.

We recorded goodwill and intangible assets for the mergers and acquisitions that occurred in 2018 and 2017. The BC Management, Secure Education and Firestorm acquisitions were asset acquisitions, which created both book and tax bases in goodwill and non-goodwill intangible assets. Secure Education’s acquisition resulted in $0.4 million of non-goodwill intangible assets. BC Management’s acquisition resulted in $0.4 million of non-goodwill intangible assets. The Firestorm acquisition resulted in $2.5 million of non-goodwill intangible assets. Brekford and Global were stock acquisitions and only have book basis in the goodwill and intangible assets. The fair value assigned to Brekford’s intangible and goodwill is $0.6 million and $1.4 million, respectively. The Global Technical Services and Global Contract Professionals goodwill and intangible assets resulted in a fair value of $1.7 million and $2.6 million, respectively. As a result of a corresponding deferred tax liability, an adjustment was recorded to goodwill to account for the tax effect of the deferred tax liability in the year ended December 31, 2017. As discussed above, the fair value of BC Management and Secure Education assets may change and require subsequent adjustments.

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

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers.

The Company generates substantially all revenues from providing professional services to clients. A single contract could include one or multiple performance obligations. For those contracts that have multiple performance obligations, the Company allocates the total transaction price to each performance obligation based on its relative standalone selling price, which is determined based on our overall pricing objectives, taking into consideration market conditions and other factors.

Revenue is recognized when control of the goods and services provided are transferred to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services using the following steps: 1) identify the contract; 2) identify the performance obligations; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract; and 5) recognize revenue as or when the Company satisfies the performance obligations. The Company typically satisfies performance obligations for professional services over time as the related services are provided.

The Company generates revenues under three types of billing arrangements: time-and-expense; fixed-fee; and franchise fees.

Time-and-expense billing arrangements require the client to pay based on the number of hours worked by revenue-generating staff at agreed upon rates. The Company recognize revenues under time-and-expense arrangements as the related services are provided, using the right to invoice practical expedient which allows us to recognize revenue in the amount that the Company has a right to invoice, based on the number of hours worked and the agreed upon hourly rates.

In fixed-fee billing arrangements, the Company agrees to a pre-established fee in exchange for a predetermined set of professional services or deliverables. The Company sets the fees based on our estimates of the costs and timing for completing the engagements. The Company generally recognizes revenues under fixed-fee billing arrangements using a proportionate performance approach, which is based on the cost of the work completed to-date versus our estimates of the total cost of the services to be provided under the engagement. Estimates of total engagement revenues and cost of services are monitored regularly during the term of the engagement. If our estimates indicate a potential loss, such loss is recognized in the period in which the loss first becomes probable and can be reasonably estimated.

The Company collects initial franchise fees when franchise agreements are signed. The Company recognizes franchise fee revenue over the estimated life of the franchise, beginning with the opening of the franchise, which is when the Company has performed substantially all initial services required by the franchise agreement and the franchisee benefits from the rights afforded by the franchise agreement. Royalties from individual franchises are earned based upon the terms in the franchising agreement which are generally the greater of $1,000 or 8% of the franchisee’s monthly gross sales.

Expense reimbursements that are billable to clients are included in total revenues and cost of revenue.

The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the accompanying consolidated balance sheets. Revenues recognized for services performed, but not yet billed to clients, are recorded as unbilled services. Revenues recognized, but for which the Company has not yet been entitled to bill because certain events must occur, such as the completion of the measurement period or client approval, are recorded as contract assets and included within unbilled services. Client prepayments and retainers are classified as deferred revenues and recognized over future periods, as earned, in accordance with the applicable engagement agreement.

Advertising

The Company expenses all advertising costs as incurred. Such costs were not material for the three months ended March 31, 2018 and 2017.

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

The tax effects of uncertain tax positions are recognized in the consolidated financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized. It is our accounting policy to account for ASC 740-10-related penalties and interest as a component of the income tax provision in the consolidated statements of operations.

As of March 31, 2018, our evaluation revealed no uncertain tax positions that would have a material impact on the financial statements. The 2014 through 2017 tax years remain subject to examination by the IRS, as of March 31, 2018. Our management does not believe that any reasonably possible changes will occur within the next twelve months that will have a material impact on the financial statements.

Tax Cut and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Act”) was enacted, which changes U.S. tax law and includes various provisions that impact our company. The 2017 Act effects our company by (i) changing U.S. tax rates, (ii) increasing the Company’s ability to utilize accumulated net operating losses generated after December 31, 2017 and (iii) limiting the Company’s ability to deduct interest.

Equity-Based Compensation

The Company recognizes equity-based compensation based on the grant-date fair value of the award on a straight-line basis over the requisite service period, net of estimated forfeitures. Total equity-based compensation expense included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2018 and 2017 was $112,455 and $83,001, respectively.

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires the use of subjective assumptions, including the fair value and projected volatility of the underlying common stock and the expected term of the award.

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the assumptions below during the three months ended March 31, 2017. No options were issued during the three months ended March 31, 2018.

Three Months Ended March 31, 2017
Risk-free interest rate	1.00% - 2.17%
Expected term	0.3 – 6.1 years
Volatility	70%
Dividend yield	0%
Estimated annual forfeiture rate at time of grant	0% - 30%

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value as of March 31, 2018 and December 31, 2017 because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value as of March 31, 2018, given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

The determination of fair value is based upon the fair value framework established by Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. ASC 820 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value (listed from low to high):

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

The Company determined that the value of the remaining balance of the note receivable at December 31, 2017 approximated its recorded value and the Company sold the note in February 2018 for proceeds of $1,400,000. The Company’s goodwill and other intangible assets are measured at fair value on a non-recurring basis using Level 3 inputs.

The Company has concluded that its Series A Preferred Stock is a Level 3 financial instrument and that the fair value approximates the carrying value due to the proximity of the date of the sale of the Series A Preferred Stock to independent third-parties. There were no changes in levels during the three months ended March 31, 2018.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. Concentrations of credit risk with respect to accounts receivable are minimal due to the collection history and due to the nature of the Company’s client base. The Company limits its credit risk with respect to cash by maintaining cash balances with high-quality financial institutions. At times, the Company’s cash may exceed U.S. Federally insured limits, and as of March 31, 2018 and December 31, 2017, the Company had $1,934,389 and $1,707,212, respectively, of cash and cash equivalents on deposit that exceeded the federally insured limit.

Earnings per Share

Basic earnings per share, or EPS, is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and potentially dilutive securities outstanding during the period, except for periods of net loss for which no potentially dilutive securities are included because their effect would be anti-dilutive. Potentially dilutive securities consist of common stock issuable upon exercise of stock options or warrants using the treasury stock method. Potentially dilutive securities issuable upon conversion of the Series A Preferred Stock and Series B Preferred Stock are calculated using the if-converted method.

The Company calculates basic and diluted earnings per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed. Participating securities consist of preferred stock that contain a non-forfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common stockholders.

On August 28, 2017, the Company effected a 1.9339-to-1 stock exchange related to the Brekford Merger. The per share amounts have been updated to show the effect of the exchange on earnings per share as if the exchange occurred at the beginning of both years for the quarterly financial statements of the Company.

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

The Company has generated losses since its inception in August 2017 and has relied on cash on hand, external bank lines of credit and the sale of a note to support cashflow from operations. The Company attributes losses to merger costs, public company corporate overhead and investments made by some of our subsidiary operations. As of and for the three months ended March 31, 2018, the Company had a net loss of approximately $2.2 million and positive working capital of approximately $0.7 million. The Company’s cash position was increased in April 2018 by the receipt of $2 million related to the issuance of a promissory note. Management believes that based on relevant conditions and events that are known and reasonably knowable that its forecasts, for one year from the date of the filing of the consolidated financial statements in this Quarterly Report on Form 10-Q, indicate improved operations and the Company’s ability to continue operations as a going concern. The Company has contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look-forward period.

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

On January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers, using the modified retrospective method. Novume has aggregated and reviewed its contracts that are within the scope of Topic 606. Based on its evaluation, Novume does not anticipate the adoption of Topic 606 will have a material impact on its balance sheet or related consolidated statements of operations, equity or cash flows. The impact of adopting Topic 606 to the Company relate to: (1) a change to franchisee agreements recorded prior to 2017; and (2) the timing of certain contractual agreements, which the Company deemed as immaterial. Revenue recognition related to the Company’s other revenue streams will remain substantially unchanged.

NOTE 5 – INVESTMENT AT COST AND NOTES RECEIVABLE

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

The GPS Promissory Note ($2,000,000) is subordinated to the LB&B’s senior lender and accrues interest at a rate of 3% per annum. The maturity date of the GPS Promissory Note is March 31, 2022. The GPS Promissory Note is to be repaid as follows: (a) $75,000 plus all accrued interest on each of September 30, 2017, December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018 (or, in the event any such date is not a business day, the first business day after such date); (b) $100,000 plus all accrued interest on each of December 31, 2018, March 31, 2019, June 30, 2019 and September 30, 2019 (or, in the event any such date is not a business day, the first business day after such date); (c) $125,000 plus all accrued interest on each of December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, June 31, 2021, September 30, 2021, and December 31, 2021 (or, in the event any such date is not a business day, the first business day after such date); and (d) $100,000 on March 31, 2022. The GPS Promissory Note was secured pursuant to the terms of a Pledge Agreement (the “LB&B Pledge Agreement”) between the Company and LB&B. Pursuant to the LB&B Pledge Agreement LB&B, granted the Company a continuing second priority lien and security interest in the LB&B’s units of GPS subject to liens of the LB&B’s senior lender. In December 2017, the Company reclassified the note receivable balance to a current asset and wrote down $450,000 based on the decision to sell the note receivable to an unrelated third party. The current portion of note receivable was $1,475,000 as of December 31, 2017. The sale was consummated on February 13, 2018 and the Company received proceeds of $1,475,000 in the three months ended March 31, 2018. In connection with the sale of the GPS Promissory Note, the Company has indemnified the unrelated third-party buyer for any amounts of principal and interest not paid by LB&B.

NOTE 6 – IDENTIFIABLE INTANGIBLE ASSETS

The following provides a breakdown of identifiable intangible assets as of March 31, 2018:

	Customer Relationships	Marketing Related	Technology Based	Total
Identifiable intangible assets, gross	$5,588,677	$730,000	$83,412	$6,402,089
Accumulated amortization	(703,867)	(97,837)	-	(801,704)
Identifiable intangible assets, net	$4,884,810	$632,163	$83,412	$5,600,385

In connection with the acquisition of Firestorm, Global and Brekford, the Company identified intangible assets of $2,497,686, $2,574,000 and $558,412, respectively, representing trade names, customer relationships and technology. In addition, as of December 31, 2017, intangibles attributable to the asset acquisition of BC Management totaled $386,804, and as of January 1, 2018, intangibles attributable to the asset acquisition of Secure Education totaled $386,001. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 8.1 years. Amortization expense for the three months ended March 31, 2018 and 2017 was $255,294 and $0, respectively.

As of March 31, 2018, the estimated annual amortization expense for each of the next five fiscal years is as follows:

2018 (remainder of year)	$779,784
2019	1,048,980
2020	1,048,980
2021	982,876
2022	238,155
Thereafter	1,501,610
Total	$5,600,385

NOTE 7 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended March 31, 2018 and 2017 was as follows:

	For the Three Months Ended
	2018	2017
Cash paid for interest	$59,857	$18,750
Cash paid for taxes	$-	$-

Warrants issued in connection with note payable	$-	$-
Warrants issued in connection with issuance of Series A Preferred Stock	$-	$67,491

Business Combinations:
Current Assets	$-	$136,406
Intangible assets	$386,801	$2,498,737
Assumed liabilities	$-	$(66,968)
Deferred revenue	$-	$(22,493)
Other non-current liabilities	$-	$(16,584)
Issuance of common stock	$(163,332)	$(1,203,986)
Notes payable	$-	$(907,407)
Issuance of common stock warrants	$(123,472)	$-

On April 7, 2017, Novume paid cash dividends of $76,695 to shareholders of record of Series A Preferred Stock as of March 30, 2017. On July 8, 2017, the Company paid cash dividends of $87,907 to shareholders of record of Series A Preferred Stock as June 30, 2017. On October 7, 2017, the Company paid cash dividends of $87,907 to shareholders of record of Series A Preferred Stock as September 30, 2017. On January 5, 2018, the Company paid cash dividends of $87,907 to shareholders of record of Series A Preferred Stock as of December 31, 2017. On January 5, 2018, the Company paid cash dividends of $27,001 to shareholders of record of Series B Preferred Stock as of December 31, 2017. On March 31, 2018, the Company declared and accrued dividends of $87,907 payable to Series A Preferred Stock shareholders of record as of March 31, 2018. On March 31, 2018, the Company declared and accrued dividends of $27,001 payable to Series B Preferred Stock shareholders of record as of March 31, 2018.

NOTE 8 – DEBT

Line of Credit

Global has revolving lines of credit with Wells Fargo Bank, National Association (“WFB”) (“the Global Wells Agreements”). WFB agreed to advance to Global, 90% of all eligible accounts with a maximum facility amount of $5,000,000. Interest is payable under the Global Wells Agreements at a monthly rate equal to the Three-Month LIBOR in effect from time to time plus 3% plus the Margin. The Margin is 3%. Payment of the revolving lines of credit is secured by the accounts receivable of Global. The current terms of the Global Wells Agreements run through December 31, 2018, with automatic renewal terms of 12 months. WFB or Global may terminate the Global Wells Agreements upon at least 60 days’ written notice prior to the last day of the current term. The principal balance at March 31, 2018 and December 31, 2017 was $1,557,214 and $2,057,259, respectively. As part of the lines of credit agreements, Global must maintain certain financial covenants. Global met all financial covenant requirements for the three months ended March 31, 2018.

On November 12, 2017, AOC Key Solutions entered into an Account Purchase Agreement and related agreements (the “AOC Wells Agreement”) with WFB. Pursuant to the Agreement, AOC Key Solutions agreed to sell and assign to WFB all of its Accounts (as such term is defined in Article 9 of the Uniform Commercial Code), constituting accounts arising out of sales of Goods (as such term is defined in Article 9 of the Uniform Commercial Code) or rendition of services that WFB deems to be eligible for borrowing under the AOC Wells Agreement. WFB agreed to advance to AOC Key Solutions, 90% of all eligible accounts with a maximum facility amount of $3,000,000. Interest is payable under the AOC Wells Agreement at a monthly rate equal to the Daily One Month LIBOR in effect from time to time plus 5% (the “Contract Rate”). The AOC Wells Agreement also provides for a deficit interest rate equal to the then applicable interest rate plus 50% of the Contract Rate and a default interest rate equal to the then applicable interest rate or deficit interest rate, plus 50% of the Contract Rate. The initial term of the AOC Wells Agreement runs through December 31, 2018 (the “Initial Term”), with automatic renewal terms of 12 months (the “Renewal Term”), commencing on the first day after the last day of the Initial Term. AOC Key Solutions may terminate the AOC Wells Agreement upon at least 60 days’ prior written notice, but no more than 120 days’ written notice, prior to and effective as of the last day of the Initial Term or a Renewal Term, as the case may be. WFB may terminate the AOC Wells Agreement at any time and for any reason upon 30 days’ written notice or without notice upon the occurrence of an Event of Default (as such term is defined in the AOC Wells Agreement) after the expiration of any grace or cure period. The principal balance at March 31, 2018 and December 31, 2017 was $584,211and $1,606,327, respectively. As part of the line of credit agreement, AOC Key Solutions must maintain certain financial covenants. AOC Key Solutions met all financial covenant requirements for the three months ended March 31, 2018.

Long-Term Debt

On March 16, 2016, Novume entered into a Subordinated Note and Warrant Purchase Agreement (the “Avon Road Note Purchase Agreement”) pursuant to which Novume agreed to issue up to $1,000,000 in subordinated debt (the "Avon Road Note") and warrants to purchase up to 242,493 shares of Novume’s common stock (“Avon Road Subordinated Note Warrants”). The exercise price for the Avon Road Subordinated Note Warrants is equal to $1.031 per share of common stock. Subordinated notes with a face amount of $500,000 and Avon Road Subordinated Note Warrants to purchase 121,247 shares of Novume’s common stock have been issued pursuant to the Avon Road Note Purchase Agreement to Avon Road Partners, L.P. (“Avon Road”), an affiliate of Robert Berman, Novume’s CEO and a member of Novume’s Board of Directors. The Avon Road Subordinated Note Warrants had an expiration date of March 16, 2019 and qualified for equity accounting as the warrants did not fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity. The fair value was determined to be $58,520 and was recorded as a debt discount and additional paid-in capital in the 2016 consolidated financial statements. The debt discount is being amortized as interest expense on a straight-line basis through the maturity date of the note payable.

The Avon Road Note accrues simple interest on the unpaid principal at a rate equal to the lower of (a) 9% per annum, or (b) the highest rate permitted by applicable law. Interest is payable monthly, and the note is to mature on March 16, 2019.

Pursuant to the terms of the Novume acquisition of the membership interests in the Firestorm Entities, the Company issued $1,000,000 in the aggregate in the form of four unsecured, subordinated promissory notes issued by Novume with interest payable over five years after the Firestorm Closing Date, to all the Members of the Firestorm Entities. The principal amount of the note payable to Lancer is $500,000. The principal amount of the note payable to Mr. Rhulen is $166,666.66. The principal amount of the notes payable to each of Mr. Satterfield and Ms. Loughlin is $166,666.67. The Firestorm Principal Notes are payable at an interest rate of 2% and the Lancer Note is payable at an interest rate of 7%. The notes mature on January 25, 2022. As of March 31, 2018 and December 31, 2017, the balance of these notes payable was $929,012 and $924,383, net of unamortized interest of $70,988 and $75,617, respectively.

The principal amounts due for long-term notes payable are shown below:

2018	$-
2019	500,000
2020	-
2021	-
2022	1,000,000
Thereafter	-
Total	$1,500,000

Less unamortized interest	(70,988)
Less unamortized financing costs	(14,830)
Long-term debt	$1,414,182

NOTE 9 – INCOME TAXES

Our income tax provision in our first quarter of 2018 was $0, compared to a benefit of $0.3 million in our first quarter of fiscal year 2017. The decrease in the tax benefit recorded is due to the full valuation allowance on our deferred tax assets. The Company established a valuation allowance against deferred tax assets during 2017 and has continued to maintain a full valuation allowance through the first quarter of 2018; therefore, there was no tax benefit recognized for the losses incurred in the first quarter of 2018.

The Company files income tax returns in the United States and in various state and foreign jurisdictions. No U.S. Federal, state or foreign income tax audits were in process as of March 31, 2018.

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

For the three months ended March 31, 2018, Novume did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2014 through 2017 tax years remain subject to examination by the IRS.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Act”) was enacted, which changes U.S. tax law and includes various provisions that impact our company. The 2017 Act effects our company by (i) changing U.S. tax rates, (ii) increasing the Company’s ability to utilize accumulated net operating losses generated after December 31, 2017, and (iii) limits the Company’s ability to deduct interest.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $0.0001 par value. As of March 31, 2018 and December 31, 2017, the issued and outstanding common shares of Novume were 14,496,697 and 14,463,364, respectively.

In January 2018, the Company issued 33,333 shares of Novume common stock as consideration as part of its acquisition of Secure Education.

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

Series A Cumulative Convertible Redeemable Preferred Stock

Of the 2,000,000 authorized shares of preferred stock, 500,000 shares were initially designated as $0.0001 par value Series A Cumulative Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”). The number of designated shares of the Series A Preferred Stock was increased to 505,000 shares on March 20, 2017.

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

The Series A Preferred Stock holders have a put right to convert each share into common stock at an initial conversion price and a specified price which increases annually based on the passage of time beginning in November 2019. The Series A Preferred Stock holders also have a put right after 60 months from the issuance date to redeem any or all of the Series A Preferred Stock at a redemption price of $15.00 per share plus any accrued but unpaid dividends. Novume has a call right after 36 months from the issuance date to redeem all of the Series A Preferred Stock at a redemption price which increases annually based on the passage of time beginning in November 2019. The Series A Preferred Stock contains an automatic conversion feature based on a qualified initial public offering in excess of $30,000,000 or a written agreement by at least two-thirds of the Series A Preferred Stock holders at an initial conversion price and a specified price which increases annually based on the passage of time beginning in November 2016. Based on the terms of the Series A Preferred Stock, the Company concluded that the Series A Preferred Stock should be classified as temporary equity in the accompanying consolidated balance sheets as of March 31, 2018 and December 31, 2017.

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

Novume adjusts the value of the Series A Preferred Stock to redemption value at the end of each reporting period. The adjustment to the redemption value is recorded through additional paid in capital of $155,343 and $108,046 for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018 and December 31, 2017, 502,327 shares of Series A Preferred Stock were issued and outstanding.

The Series A Preferred Stock is entitled to quarterly cash dividends of $0.175 (7% per annum) per share. On December 31, 2017, the Company declared and accrued dividends of $87,907 payable to Series A shareholders of record as of December 31, 2017. On January 5, 2018, the Company paid cash dividends of $87,907 to Series A shareholders of record as of December 31, 2017. On March 31, 2018, the Company declared and accrued dividends of $87,907 payable to Series A shareholders of record as of March 31, 2018. On April 6, 2018, the Company paid cash dividends of $87,907 to Series A shareholders of record as of March 31, 2018.

The Unit Warrants expire on November 8, 2023. The Unit Warrants are required to be measured at fair value at the time of issuance and classified as equity. The Company determined that under the Black-Scholes option pricing model, the aggregate fair value at the dates of issuance was $169,125. As of March 31, 2018 and December 31, 2017, 502,327 Unit Warrants were outstanding.

Series B Cumulative Convertible Preferred Stock

Of the 2,000,000 authorized shares of preferred stock, 240,861 shares are designated as $0.0001 par value Novume Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). As part of the Global Merger, the Company issued 240,861 shares of $0.0001 par value Series B Preferred Stock. All Series B Preferred Stock was issued at a price of $10.00 per share as part of the acquisition of the Global Merger. The Series B Preferred Stock has a conversion price of $5.00 per share. Each Series B Preferred Stock has an automatic conversion feature based on the share price of Novume. The Series B Preferred Stock is entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. On December 31, 2017, the Company declared and accrued dividends of $27,001 payable to Series B shareholders of record as of December 31, 2017. On January 5, 2018, the Company paid cash dividends of $27,001 to Series B shareholders of record as of December 31, 2017. On March 31, 2018, the Company declared and accrued dividends of $27,001 payable to Series B shareholders of record as of March 31, 2018. On April 6, 2018, the Company paid cash dividends of $27,001 to Series B shareholders of record as of March 31, 2018.

Warrants

The Company has a total of 1,322,913 and 1,256,247 warrants issued and outstanding as of March 31, 2018 and December 31, 2017, respectively. These warrants are exercisable and convertible for a total of 1,064,241 and 997,575 shares of Novume common stock as of March 31, 2018 and December 31, 2017, respectively.

As part of its acquisition of Brekford on August 29, 2017, the Company assumed warrants to purchase 56,000 shares of Novume common stock (See Note 10). The exercise price for these warrants is $7.50 and they expire on March 31, 2020. As of March 31, 2018 and December 31, 2017, there are 56,000 Brekford warrants outstanding.

As part of the Reg1A offering in fiscal year 2016 and 2017, Novume issued 502,327 Unit Warrants to the Series A Preferred Stock holders. The exercise price for these Unit Warrants is $1.03 and they are convertible into a total of 243,655 shares of Novume common stock. The Unit Warrants expire on November 23, 2023. As of March 31, 2018 and December 31, 2017, there are 502,327 Unit Warrants outstanding.

On March 16, 2016, Novume entered into a Subordinated Note and Warrant Purchase Agreement (the “Avon Road Note Purchase Agreement”) pursuant to which Novume agreed to issue up to $1,000,000 in subordinated debt and warrants to purchase up to 242,493 shares of Novume’s common stock (“Avon Road Subordinated Note Warrants”). The exercise price for the Avon Road Subordinated Note Warrants is equal to $1.031 per share of common stock. Subordinated notes with a face amount of $500,000 and Avon Road Subordinated Note Warrants to purchase 121,247 shares of Novume’s common stock have been issued pursuant to the Avon Road Note Purchase Agreement to Avon Road Partners, L.P. (“Avon Road”), an affiliate of Robert Berman, Novume’s CEO and a member of Novume’s Board of Directors. These warrants were exercised on December 11, 2017 for proceeds of $125,006 and there are no Avon Road Subordinated Note Warrants outstanding as of March 31, 2018 and December 31, 2017.

Pursuant to its acquisition of Firestorm on January 24, 2017, Novume issued warrants to purchase 315,627 Novume common stock, exercisable over a period of five years, at an exercise price of $2.5744 per share; and warrants to purchase 315,627 Novume Common Shares, exercisable over a period of five years at an exercise price of $3.6048 per share. The expiration date of the Firestorm warrants is January 24, 2022. As of March 31, 2018 and December 31, 2017, there are 631,254 Firestorm warrants outstanding.

Pursuant to its acquisition of BC Management on December 31, 2017, Novume issued warrants to purchase 33,333 Novume common stock, exercisable over a period of five years, at an exercise price of $5.44 per share; and warrants to purchase 33,333 Novume common stock, exercisable over a period of five years at an exercise price of $6.53 per share. The expiration date of the BC Management warrants is December 31, 2022. As of March 31, 2018 and December 31, 2017, there are 66,666 BC Management warrants outstanding.

Pursuant to its acquisition of Secure Education on January 1, 2018, Novume issued warrants to purchase 33,333 Novume common stock, exercisable over a period of five years, at an exercise price of $5.44 per share; and warrants to purchase 33,333 Novume common stock, exercisable over a period of five years at an exercise price of $6.53 per share. The expiration date of the Secure Education warrants is January 1, 2023. As of March 31, 2018, there are 66,666 Secure Education warrants outstanding.

NOTE 11 – WARRANT DERIVATIVE LIABILITY

On March 17, 2015, Brekford issued a warrant (“Brekford Warrant”), which permits the holder to purchase at any time over five years, up to 56,000 shares of common stock with an exercise price of $7.50 per share.

The Brekford Warrant exercise price is subject to anti-dilution adjustments that allow for its reduction in the event the Company subsequently issues equity securities, including shares of common stock or any security convertible or exchangeable for shares of common stock, for no consideration or for consideration less than $7.50 a share. The Company accounted for the conversion option of the Brekford Warrant in accordance with ASC Topic 815. Accordingly, the conversion option is not considered to be solely indexed to the Company’s own stock and, as such, is recorded as a liability. The derivative liability associated with the Brekford Warrant has been measured at fair value at March 31, 2018 and December 31, 2017 using the Black Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: (i) dividend yield of 0%; (ii) expected volatility of 70.0%; (iii) weighted average risk-free interest rate of 1.89%-2.27%; (iv) expected life of 1.96-2.21 years; and (v) estimated fair value of the common stock of $3.40-$4.90 per share.

At March 31, 2018 and December 31, 2017, the outstanding fair value of the derivative liability was $32,474 and $78,228, respectively.

NOTE 12 – COMMON STOCK OPTION AGREEMENT

On March 16, 2016, two stockholders of the Company entered into an option agreement with Avon Road (collectively, the “Avon Road Parties”). Under the terms of this agreement Avon Road paid the stockholders $10,000 each (a total of $20,000) for the right to purchase, on a simultaneous and pro-rata basis, up to 4,318,856 shares of Novume’s common stock owned by those two shareholders at $0.52 per share. The option agreement had a two-year term which expires on March 16, 2018. On September 7, 2017, the Avon Road Parties entered into an amended and restated option agreement which extended the right to exercise the option up to and including March 21, 2019.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

Firestorm leases office space in Roswell, Georgia under the terms of a lease expiring on January 31, 2022 and in Grand Rapids, Michigan under a seven-year lease expiring in October 2023.

Brekford leases office space from Global Public Safety, LLC on a month-to-month basis. Brekford also leases space under an operating lease expiring on July 31, 2018.

Global leases office space in Fort Worth, Texas under the terms of a lease expiring on January 31, 2022.

Rent expense for the three months ended March 31, 2018 and 2017 was $192,964 and $134,019, respectively, and is included in selling, general and administrative expenses.

As of March 31, 2018, the future obligations over the primary terms of Novume’s long-term leases expiring through 2023 are as follows:

2018 (remainder of year)	$603,535
2019	624,228
2020	190,599
2021	101,386
2022	38,873
Thereafter	30,393
Total	$1,589,014

The Company is the lessor in an agreement to sublease office space in Chantilly, Virginia with an initial term of two years with eight one-year options to renew the sublease through October 31, 2019. The lease provides for an annual increase in base rent and expenses of 2.90%. The initial term ended October 31, 2011 and the Company exercised the renewal options through 2015. On April 7, 2015, the month-to-month lease was amended to sublease more space to the subtenant and change the rental calculation. The sublease agreement provided for an offset of $45,634 to rent expense for the three months ended March 31, 2018 and 2017.

NeoSystems

On March 7, 2018, we received notice of termination of the Agreement and Plan of Merger (the “NeoSystems Merger Agreement”). The stated basis of termination by NeoSystems was due to the Company’s failure to complete a Qualifying Offering, as defined in the NeoSystems Merger Agreement, by February 28, 2018. The terms of the NeoSystems Merger Agreement provide that upon termination, the Company is required to pay certain fees and expenses of legal counsel, financial advisors, investment bankers and accountants, which shall not exceed in the aggregate $450,000. The Company reserves all rights under applicable law with respect to the NeoSystems Merger Agreement.

NOTE 14 – EQUITY INCENTIVE PLAN

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

A summary of stock option activity under the Company’s 2017 Plan for the three months ended March 31, 2018 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding Balance at December 31, 2017	1,695,375	$2.19	9.26	$4,590,714
Granted	-	-	-
Exercised	-	-	-
Canceled	(155,539)	(1.81)	(9.43)
Outstanding Balance at March 31, 2018	1,539,836	$2.23	7.99	$1,993,291
Exercisable at March 31, 2018	490,699	$1.78	6.97	$813,994
Vested and expected to vest at March 31, 2018	1,356,042	$2.23	9.21	$1,885,314

Stock compensation expense for the three months ended March 31, 2018 and 2017 was $112,455 and $83,001, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The weighted average fair value at grant date for the three months ended March 31, 2018 and 2017 was $0.00 and $1.53, respectively.

There were no stock options granted during the three months ended March 31, 2018. The total fair value of shares that became vested after grant during the three months ended March 31, 2018 was $1,325,929.

As of March 31, 2018, there was $757,105 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan that will be recognized over a weighted average period of 2.36 years.

NOTE 15 – EARNINGS (LOSS) PER SHARE

The following table provides information relating to the calculation of earnings (loss) per common share:

	Three Months Ended March 31,
	2018	2017
Basic and diluted (loss) earnings per share
Net (loss) earnings from continuing operations	$(2,193,844)	$(544,317)
Less: preferred stock dividends	(114,908)	(70,409)
Net income (loss) attributable to shareholders	(2,308,752)	(614,726)
Weighted average common shares outstanding - basic	14,496,697	5,081,349
Basic (loss) earnings per share	$(0.16)	$(0.12)
Weighted average common shares outstanding - diluted	14,496,697	5,081,349
Diluted (loss) earnings per share	$(0.16)	$(0.12)
Common stock equivalents excluded due to anti-dilutive effect	2,902,355	560,173

For the three months ended March 31, 2018, the following potentially dilutive securities were excluded from diluted loss per share as the Company had a net loss: 917,950 for outstanding warrants, 974,487 related to the Series A Preferred Stock, 481,722 related to the Series B Preferred Stock and 528,196 related to outstanding options. In addition, 2,902,355 options were excluded from the diluted loss per share calculations as the exercise price of these shares exceeded the per share value of the common stock.

For the three months ended March 31, 2017, the following potentially dilutive securities were excluded from diluted loss per share as the Company had a net loss: 398,138 for outstanding warrants and 162,035 related to the Series A Preferred Stock. In addition, 58,499 options were excluded from the diluted loss per share calculations as the exercise price of these shares exceeded the per share value of the common stock.

(Loss) Earnings Per Share under Two – Class Method

The Series A Preferred Stock and Series B Preferred Stock have the non-forfeitable right to participate on an as converted basis at the conversion rate then in effect in any common stock dividends declared and, as such, is considered a participating security. The Series A Preferred Stock and Series B Preferred Stock are included in the computation of basic and diluted loss per share pursuant to the two-class method. Holders of the Series A Preferred Stock and Series B Preferred Stock do not participate in undistributed net losses because they are not contractually obligated to do so.

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

The following table provides a reconciliation of net (loss) to preferred shareholders and common stockholders for purposes of computing net (loss) per share for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Numerator:
Net (loss) earnings from continuing operations	$(2,193,844)	$(544,317)
Less: preferred stock dividends	(114,908)	(70,409)
Net income (loss) attributable to shareholders	$(2,308,752)	$(614,726)
Denominator (basic):
Weighted average common shares outstanding	14,496,697	5,081,349
Participating securities - Series A preferred stock	974,487	398,138
Participating securities - Series B preferred stock	481,722	-
Weighted average shares outstanding	15,952,906	5,479,487

Loss per common share - basic under two-class method	$(0.14)	$(0.11)

Denominator (diluted):
Weighted average common shares outstanding	14,496,697	5,081,349
Participating securities - Series A preferred stock	974,487	398,138
Participating securities - Series B preferred stock	481,722	-
Weighted average shares outstanding	15,952,906	5,479,487

Loss per common share - basic under two-class method	$(0.14)	$(0.11)

NOTE 16 – SUBSEQUENT EVENTS

Promissory Note

On April 3, 2018, Novume and Brekford entered into a transaction pursuant to which an institutional investor (the "Lender") loaned $2,000,000 to Novume and Brekford. The loan is due and payable on May 1, 2019 and bears interest at 15% per annum, with a minimum of 15% interest payable regardless of when the loan is repaid. The loan is secured by a security interest in all of the assets of Brekford.  In addition, Novume agreed to issue 35,000 shares of common stock to the Lender, which shares contain piggy-back registration rights. If the shares are not so registered on the next selling shareholder registration statement, Novume shall be obligated to issue an additional 15,000 shares to the Lender. Upon any sale of Brekford or its assets, the Lender will be entitled to receive 7% of any proceeds received by Novume or Brekford in excess of $5 million (the “Lender’s Participation”). In addition, commencing January 1, 2020, the Lender shall be paid 7% of Brekford’s earnings before interest, taxes, depreciation and amortization, less any capital expenditures, which amount would be credited any payments that might ultimately be paid to the Lender as its Lender’s Participation, if any.

Item 2.
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

Executive Summary — a general description of our business and key highlights of the three months ended March 31, 2018.

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

Executive Summary

Our Company

We were formed in February 2017 and began operations upon the merger of KeyStone Solutions, Inc. (“KeyStone”) and Brekford Traffic Safety, Inc. (“Brekford”) in August 2017. KeyStone was formed in March 2016 as a holding company for its wholly-owned subsidiary AOC Key Solutions, Inc. (“AOC Key Solutions”) and on January 25, 2017, acquired Firestorm Solutions, LLC and Firestorm Franchising, LLC (collectively referred to as “Firestorm”). On October 1, 2017, the we completed our acquisition of Global Technical Services, Inc. (“GTS”) and Global Contract Professionals, Inc. (“GCP) (collectively referred to as “Global”). For narrative purposes, references to the Company and Novume include AOC Key Solutions, Firestorm, Brekford and Global.

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

Firestorm is headquartered in Roswell, Georgia and is a nationally recognized leader in crisis management, crisis communications, emergency response, and business continuity, including workplace violence prevention, cyber-breach response, communicable illness/pandemic planning, predictive intelligence, and other emergency, crisis and disaster preparedness initiatives. For example, its behavioral risk and threat assessment program, BERTHA®, positions schools, businesses and other organizations to prevent violence from occurring. This program helps our clients to identify early warning signs that may be exhibited by an individual before they are on a path to violence. BERTHA® is an integral part of an innovative school violence prevention program launched by Firestorm in partnership with the University of Alabama in November of 2017. On December 31, 2017 and January 1, 2018, Firestorm completed the acquisition of all assets of BC Management, Inc. ("BC Management") and Secure Education Consultants, LLC ("Secure Education"), respectively. BC Management is internationally recognized as a leading executive search firm for business continuity, disaster recovery, crisis management and risk management professionals. Coupled with its staffing expertise, BC Management is a recognized leader in business continuity research with annual studies covering compensation assessments, program maturity effectiveness, event impact management reviews, IT resiliency and critical supply analyses. Secure Education is comprised of an expert team of highly trained, former U.S. Secret Service Agents and assists clients by designing customized plans, conducting security assessments, delivering training, and responding to critical incidents.

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

General

The information provided in this discussion and analysis of Novume’s financial condition and results of operations covers the three months ended March 31, 2018 and 2017. In 2017, we completed the acquisition of Firestorm, the Brekford Merger, the acquisition of Global and the purchase of certain assets of BC Management (described below).

The financial information in this section for all periods prior to the January 25, 2017 acquisition of Firestorm is prepared on a consolidated basis for KeyStone and AOC Key Solutions. The financial information for periods subsequent to January 25, 2017 is prepared on a consolidated basis for KeyStone, AOC Key Solutions and Firestorm. For periods subsequent to the Brekford Merger on August 28, 2017, the financial information is prepared on a consolidated basis for Novume, AOC Key Solutions, Firestorm and Brekford. For periods subsequent to the Global acquisition on October 1, 2017, the financial information is prepared on a consolidated basis for Novume, AOC Key Solutions, Firestorm, Brekford and Global. For periods subsequent to January 1, 2018, the financial information is prepared on a consolidated basis for Novume, AOC Key Solutions, Firestorm (which includes BC Management and Secure Education), Brekford and Global.

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

Recent Acquisitions

Secure Education Consultants Acquisition

On January 1, 2018, Novume completed its acquisition of certain assets of Secure Education. Secure Education’s security and safety experts provide customized emergency protocols and critical incident response training for schools and child care organizations and will further augment the risk mitigation and crisis management services we provide to our clients through Firestorm. Consideration paid as part of this acquisition included: (a) $99,197 in cash, (b) 33,333 shares of Novume common stock valued at $163,332; (c) warrants to purchase 33,333 shares of Novume common stock, exercisable over a period of five years, at an exercise price of $5.44 per share valued at $65,988 and (d) warrants to purchase 33,333 of Novume common stock, exercisable over a period of five years at an exercise price of $6.53 per share valued at $57,484. As the Secure Education acquisition has recently been completed, we are currently in the process of completing the preliminary purchase price allocation treating the Secure Education acquisition as a business combination. The preliminary purchase price allocation for Secure Education is included in our consolidated financial statements for the three months ended March 31, 2018. As of March 31, 2018, there are 66,666 Secure Education warrants outstanding.

BC Management Acquisition

On December 31, 2017, Novume completed its acquisition of certain assets of BC Management through Firestorm. Consideration paid as part of this acquisition included: (a) $100,000 in cash, (b) 33,333 shares of Novume common stock valued at $163,332 and (c) 66,666 warrants to purchase Novume common stock valued at $123,472. As the BC Management acquisition has recently been completed, we are currently in the process of completing the preliminary purchase price allocation treating the BC Management acquisition as a business combination. The preliminary purchase price allocation for BC Management is included in the Company’s consolidated financial statements at March 31, 2018 and December 31, 2017. BC Management results are included in our statement of operations for the period beginning after December 31, 2017.

Global Acquisition

On October 1, 2017, we completed our acquisition of Global Technical Services, Inc. (“GTS”) and Global Contract Professionals, Inc. (“GCP) (collectively, the “Global Entities”) (the “Global Merger”). Consideration paid as part Global Merger included: (a) $750,000 in cash, (b) 375,000 shares of Novume common stock and (c) 240,861 shares of Novume Series B Cumulative Convertible Preferred Stock (the “Novume Series B Preferred Stock”). In addition to the merger consideration, Novume paid $365,037 to satisfy in full all of the outstanding debt of GTS and GCP at closing, except for certain intercompany debt and ordinary course debt, and amounts due under (a) the Secured Account Purchase Agreement dated August 22, 2012 by and between GTS and Wells Fargo Bank, National Association (the “GTS Wells Fargo Credit Facility”) and (b) the Secured Account Purchase Agreement dated August 22, 2012 by and between GCP and Wells Fargo Bank, National Association (the “GCP Wells Fargo Credit Facility” and together with the GTS Wells Fargo Credit Facility, the “Wells Fargo Credit Facilities”), which will remain in effect following the consummation of the Global Merger. In connection with the Wells Fargo Credit Facilities, Novume has delivered to Wells Fargo Bank, National Association, general continuing guaranties (the “Wells Fargo Guaranty Agreements”), effective upon the closing of the Global Merger guaranteeing the Guaranteed Obligations of GTS and GCP under the Wells Fargo Credit Facilities, and paid $175,000 in the aggregate to reduce the current borrowed amounts under the Wells Fargo Credit Facilities as of October 1, 2017.

As part of the Global Merger, we created 240,861 shares of $0.0001 par value Novume Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”). All Series B Preferred Stock was issued at a price of $10.00 per share as part of the acquisition of the Global Merger. The Series B Preferred Stock is entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. The Series B Preferred Stock has a conversion price of $5.00 per share. Each Series B Preferred Stock has an automatic conversion feature based on the share price of Novume.

Brekford Acquisition

On August 28, 2017, the mergers by and among Novume, KeyStone, Brekford, Brekford Merger Sub, Inc., and KeyStone Merger Sub, LLC, were consummated (the “Brekford Merger”). As a result, Brekford became a wholly owned subsidiary of the Novume, and Brekford Merger Sub, Inc. ceased to exist. KeyStone Merger Sub, LLC also became a wholly owned subsidiary of the Novume, and KeyStone Solutions, Inc. ceased to exist. When KeyStone Merger Sub filed its certificate of merger with the Secretary of State of the State of Delaware, it immediately effectuated a name-change to KeyStone Solutions, LLC, the name by which it is now known. For the purpose of this document any references to KeyStone are to KeyStone Solutions, Inc. prior to August 28, 2017 and to KeyStone Solutions, LLC on and after August 28, 2017.

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

Impact of Current Federal Budget on Defense Spending

The 2018 Act represents the largest investment in national defense in 15 years. Although the 2018 Act included a 2.4 % pay raise for military personnel, it also provides for significant increases military procurements, it also provides for significant increases in military procurements. We believe that increased defense spending will flow down to government contractor and provide them with new opportunities to offer national defense product and services to the federal government.

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

NeoSystems Merger

We filed a Form S-1 with the SEC on January 25, 2018. A portion of the proceeds from the proposed offering was to be used for the planned acquisition of NeoSystems LLC (“NeoSystems”) through a forward merger under an agreement entered into on November 16, 2017. The proposed offering was for $12.5 million Units, with each Unit consisting of one share of our common stock and a warrant to purchase one share of our common stock. A significant portion of the proceeds of the offering were expected to be used in connection with the contemplated acquisition of NeoSystems. The consummation of the merger was subject to, among other things, the completion of the Qualifying Offering by February 28, 2018. We have not yet completed this offering.

On March 7, 2018, we received notice of termination of the Agreement and Plan of Merger (the “NeoSystems Merger Agreement”) The stated basis of termination by NeoSystems was due to our failure to complete a Qualifying Offering, as defined in the NeoSystems Merger Agreement, by February 28, 2018. The terms of the NeoSystems Merger Agreement provide that upon termination, we are required to pay certain fees and expenses of legal counsel, financial advisors, investment bankers and accountants, which shall not exceed in the aggregate $450,000. We reserve all rights under applicable law with respect to the NeoSystems Merger Agreement, including such notice.

Sale of Note

On February 13, 2018, Brekford sold a note receivable from Global Public Safety, LLC (“Global Public Safety”), which it had received as part of the purchase price consideration in connection with the sale of its legacy upfitting business prior to its acquisition by Novume as a result of the merger with KeyStone in 2017. On December 31, 2017, based on the decision to sell the note receivable to an unrelated third party, we reclassified the note receivable balance to a current asset and wrote down $450,000 as other expense, thus reducing the balance to $1,475,000. Brekford continues to retain a 19.9% interest in Global Public Safety.

Other than as discussed above and elsewhere in this Quarterly Report on Form 10-Q, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Results of Operations – Comparison of the Three Months Ended March 31, 2018 and 2017

Consolidated operating results for three months ended March 31, 2017 include AOC Key Solutions, and include Firestorm operations only for the period from January 25, 2017 through March 31, 2017, but do not include operations from Brekford or Global. Consolidated operating results for three months ended March 31, 2018 include AOC Key Solutions, Firestorm, Brekford and Global.

Novume Solutions, Inc.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2018 and 2017

	For the Three Months ended March 31,
	2018	2017
Revenue	$11,218,769	$3,470,553
Cost of revenue	8,134,036	1,850,059
Gross profit	3,084,733	1,620,494

Operating expenses
Selling, general, and administrative expenses	5,280,950	2,454,812
Loss from operations	(2,196,216)	(834,318)
Other expense
Interest expense	(92,950)	(28,800)
Other income	95,322	-
Total other (expense) income	2,372	(28,800)
Loss before income taxes	(2,193,844)	(863,118)
Benefit from income taxes	-	318,801
Net loss	$(2,193,844)	$(544,317)

Revenue

Revenue increased by $7,748,216, or 223%, to $11,218,769 for the three months ended March 31, 2018, compared to $3,470,553 for the three months ended March 31, 2017. Aggregate revenue attributable to Brekford and Global for the three months ended March 31, 2018 was $7,633,715. Aggregate revenue attributable to legacy Novume (AOC Key Solutions and Firestorm) for the three months ended March 31, 2018 was $3,585,054, an increase of 3.3% compared to the prior year period due to an increase in revenue attributable to Firestorm offset by decrease in revenue attributable to AOC Key Solutions.

Cost of Revenue

Total cost of revenue for the three years ended March 31, 2018 increased $6,283,977, or 340%, to $8,134,036 compared to $1,850,059 for the three months ended March 31, 2017. Aggregate cost of revenue attributable to Brekford and Global for the three months ended March 31, 2018 was $6,311,759. Aggregate cost of revenue attributable to legacy Novume for the three months ended March 31, 2018 was $1,822,277, a decrease of 1.5% which is consistent with the prior year period.

Gross Profit

Gross profit for three months ended March 31, 2018 increased by $1,464,239, or 90%, to $3,084,733 compared to $1,620,494 for the three months ended March 31, 2017. Aggregate gross profit attributable to Brekford and Global for the three months ended March 31, 2018 was $1,321,956. Aggregate gross profit attributable to legacy Novume for the three months ended March 31, 2018 was $1,762,777, an increase of 8.8% compared to the prior year period.

The gross profit margin was 27.5% for the three months ended March 31 2018, compared to 46.7% for the three months ended March 31, 2017. Excluding the 17.3% gross profit margin for Brekford and Global, the gross profit margin for legacy Novume for the three months ended March 31, 2018 and 2017 was relatively consistent at 49.2% and 46.7%, respectively. Because staffing companies, such as Global, have greater costs of services as compared to professional services support providers such as AOC Key Solutions, the addition of Global has had an impact of lowering the consolidated gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2018, increased by $2,826,138, or 115%, to $5,280,950 compared to $2,454,812 for the three months ended March 31, 2017. Aggregate selling, general and administrative expenses attributable to Brekford and Global for the three months ended March 31, 2018 was $1,588,063. Aggregate selling, general and administrative expenses attributable to legacy Novume for the three months ended March 31, 2018 was $3,692,886, an increase of 50.4% compared to the prior year period.

The increase in selling, general and administrative expenses of legacy Novume was primarily due to increases in professional, legal fees, board and corporate expenses, acquisition expenses, and expenses related to maintaining compliance with applicable listing rules and SEC requirements. Brekford continues to incur additional product development expenses. As percentage of revenue, our selling, general and administrative expenses for the three months ended March 31, 2018 decreased to 47.1% compared to 70.7% for the three months ended March 31, 2017.

We anticipate that our general and administrative expenses may continue to increase, however at a reduced pace, in future periods. These increases may include costs related to hiring of personnel and fees to outside consultants, lawyers and accountants as well as expenses related to maintaining compliance with applicable listing rules and SEC requirements, insurance, and investor relations activities.

Other Expense

Other income for the three months ended March 31, 2018 was $2,372 compared to other expense of $28,800 for the three months ended March 31, 2017. This increase was primarily related to $92,950 of interest expense offset by a $94,657 adjustment to holdback consideration.

Income Tax Expense

Our income tax provision in our first quarter of 2018 was $0, compared to a benefit of $0.3 million in our first quarter of fiscal year 2017. The decrease in the tax benefit recorded is due to the full valuation allowance on our deferred tax assets. The Company established a valuation allowance against deferred tax assets during 2017 and has continued to maintain a full valuation allowance through the first quarter of 2018; therefore, there was no tax benefit recognized for the losses incurred in the first quarter of 2018.

Net Loss

Net loss for the three months ended March 31, 2018, was $2,193,844 compared to a net loss of $544,317 for the three months ended March 31, 2017. The net loss margin was 19.6% for the three months ended March 31, 2018, compared to a net loss margin of 15.7% for the three months ended March 31, 2017. The reduction in gross margin and the increase in selling, general and administrative expenses in the current quarter compared to the prior period increased the net loss. We anticipate the recent acquisitions of BC Management and Secure Education will have a positive impact through the current year.

Cash Flow

Novume expects to finance its operations over the next twelve months from the date of this Form 10-Q primarily through existing cash flow, supplemented as necessary by funds available through access to credit and through access to additional capital.

The net cash flows from operating, investing and financing activities for the periods below were as follows:

	Three months ended March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$455,250	$(909,930)
Investing activities	1,408,997	(35,998)
Financing activities	(1,637,070)	1,313,227
Net increase in cash and cash equivalents:	$227,177	$367,299

Cash Provided by and Used in Operating Activities

For the three months ended March 31, 2018, net cash provided by operating activities was $455,250. Cash was used primarily to fund our loss from operations of $2,193,844 and was affected by the increase in current liabilities of $1,105,978, offset by a decrease in current assets of $1,140,971. We also incurred non-cash expenses of $402,145 including depreciation and amortization, share-based compensation, warrant expense and financing related costs.

For the three months ended March 31, 2017, net cash used in operating activities was $909,930. Cash was used primarily to fund our operations and was affected by increases in accounts payable and accrued expenses, offset by increases in accounts receivable. We also incurred non-cash expenses including depreciation and amortization.

Cash Used in Investing Activities

For the three months ended March 31, 2018, net cash provided by investing activities of $1,408,997 was primarily as a result of $1,475,000 of proceeds from the sale of a note receivable.

For the three months ended March 31, 2017, net cash used in investing activities of $35,998 related to the purchase of computer hardware and equipment.

Cash Used in and Provided by Financing Activities

For the three months ended March 31, 2018, net cash used in financing activities of $1,637,070 related to the repayment of short-term borrowings and the payment of Series A and Series B Preferred Stock dividends.

For the three months ended March 31, 2017, net cash provided by financing activities of $1,313,227 related to proceeds from the issuance of preferred stock offset by the payment of Series A Preferred Stock dividends and the acquisition of Firestorm, net of cash acquired.

Non-Cash Financing Activities

In January 2017, KeyStone acquired Firestorm as described above. The non-cash consideration for this acquisition included notes payable of $907,407 and the issuance of 946,875 shares (post merger exchange) of our common stock and 631,254 warrants valued at $1,203,986.

In January 2018, we acquired the assets of Secure Education. The non-cash consideration for this acquisition included the issuance of 33,333 shares of our common stock valued at $163,332 and the issuance of 66,666 Novume common stock warrants valued at $123,472.

Lease Obligations

We lease office space in Chantilly, Virginia under the terms of a ten-year lease expiring October 31, 2019. The lease contains one five-year renewal option. The lease terms include an annual increase in base rent and expenses of 2.75%, which have been amortized ratably over the lease term. We also lease office space in New Orleans, Louisiana under a three-year lease expiring May 31, 2018, in Roswell, Georgia under a lease expiring January 31, 2022 and in Fort Worth, Texas under a lease expiring January 31, 2022. In addition, we lease office space from Global Public Safety on a month-to-month basis under an operating lease with a 90-day termination notice by either party. Furthermore, we lease office space in Grand Rapids, Michigan under a seven-year lease expiring in October 2023.

Rent expense for the three months ended March 31, 2018 and 2017 was $192,964 and $134,019, respectively, and is included in selling, general and administrative expenses.

As of March 31, 2018, the future obligations over the primary terms of the long-term leases expiring through 2023 are as follows:

2018 (remainder of year)	$603,535
2019	624,228
2020	190,599
2021	101,386
2022	38,873
Thereafter	30,393
Total	$1,589,014

We are the lessor in an agreement to sublease office space in Chantilly, Virginia with an initial term of two years with eight one-year options to renew the lease through October 31, 2019. The lease provides for an annual increase in base rent and expenses of 2.90%. The initial term ended October 31, 2011 and we exercised the renewal options through 2014. On April 7, 2015, the lease was amended to sublease more space to the subtenant and change the rental calculation. The sublease agreement provided for an offset of $45,634 to rent expense for the three months ended March 31, 2018 and 2017.

Liquidity and Capital Resources

During 2017 and 2018, we have funded our operations primarily through cash from operating activities from its subsidiaries, revolving lines of credit, the completed Reg A offering and the sale of assets. As of March 31, 2018, we had unrestricted cash and cash equivalents of $2,184,389 and working capital of $740,505, as compared to unrestricted cash and cash equivalents of $1,957,212 and working capital of $2,750,578 as of December 31, 2017.

In the Fall of 2016, we commenced our Regulation A Offering (the "Reg A Offering") of up to 3,000,000 Units. At the initial closing of the Reg A Offering, on December 23, 2016, we sold 301,570 Units and received aggregate gross proceeds of $3,015,700. At the second closing of the Reg A Offering, on January 23, 2017, we sold 119,757 Units and received aggregate gross proceeds of $1,197,570. At the third and final closing of the Reg A Offering, on March 21, 2017, we sold 81,000 Units and received aggregate gross proceeds of $810,000. As reported our Current Report on Form I-U, as filed with the SEC on March 22, 2017, the Reg A Offering is now closed, effective as of the third closing.

Following the Brekford Merger, all outstanding shares of KeyStone Series A Preferred Stock were exchanged for the right to receive one share of Novume Series A Preferred Stock. Novume Series A Preferred Stock will be entitled to quarterly dividends in the amount of $0.175 (7% per annum) per share, being an identical per annum percentage per share dividend as received by holders of KeyStone Series A Preferred Stock prior to the Brekford Merger. We anticipate that we will pay the quarterly cash dividends through cash flow from operations, potential business growth from other acquired entities and access to additional credit or capital. The quarterly dividend payments are due within five business days following the end of a quarter.

On December 31, 2017, we declared and accrued dividends of $87,907 payable to Series A shareholders of record as of December 31, 2017. On January 5, 2018, we paid cash dividends of $87,907 to Series A shareholders of record as of December 31, 2017. On March 31, 2018, we declared and accrued dividends of $87,907 payable to Series A shareholders of record as of March 31, 2018. On April 6, 2018, we paid cash dividends of $87,907 to Series A shareholders of record as of March 31, 2018.

As part of the Global Merger, we issued 240,861 shares of $0.0001 par value Series B Preferred Stock. All Series B Preferred Stock was issued at a price of $10.00 per share as part of the acquisition of the Global Merger. The Series B Preferred Stock has a conversion price of $5.00 per share. Each Series B Preferred Stock has an automatic conversion feature based on the share price of Novume. The Series B Preferred Stock is entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. On December 31, 2017, we declared and accrued dividends of $27,001 payable to Series B shareholders of record on December 31, 2017. On January 5, 2018, we paid cash dividends of $27,001 to Series B shareholders of record as December 31, 2017. On March 31, 2018, we declared and accrued dividends of $27,001 payable to Series B shareholders of record as of March 31, 2018. On April 6, 2018, we paid cash dividends of $27,001 to Series B shareholders of record as of March 31, 2018.

Operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable, accrued expenses, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances.

On August 11, 2016, we entered into a Loan and Security Agreement (the “2016 Line of Credit”) with SSB. The 2016 Line of Credit was comprised of: 1) an asset-based revolving line of credit up to $1,000,000 for short-term working capital needs and general corporate purposes which matured on July 31, 2017, bore interest at the Wall Street Journal Prime Rate, floating, plus 0.50% and was secured by a first lien on all of our business assets; and 2) an optional term loan of $100,000, which was for permanent working capital, bore interest at the Wall Street Journal Prime Rate, floating, plus 0.75%, required monthly payments of principal plus interest to fully amortize the loan over four years, was secured by a first lien on all of our business assets, cross-collateralized and cross-defaulted with the revolving line of credit, and was to mature on February 15, 2019.

The borrowing base for the 2016 Line of Credit was up to the lesser of (1) $1,000,000 or (2) eighty percent (80%) of the aggregate amount of all eligible accounts receivable as defined by SSB. The borrowing base for the $100,000 term loan was fully reserved under the borrowing base for the revolving line of credit. The 2016 Line of Credit had periodic reporting requirements and balance sheet covenants, as well as affirmative and negative operational and ownership covenants. Novume was in compliance with all 2016 Line of Credit covenants at December 31, 2016 and March 31, 2017. In August 2017, we terminated the 2016 Line of Credit with SSB.

As such, as of March 31, 2018 and 2017, Novume had no balances due for the 2016 Line of Credit and there were no amounts outstanding as of the date of this Form 10-Q.

Global has revolving lines of credit with Wells Fargo Bank, National Association (“WFB”) (“the Global Wells Agreements”). WFB agreed to advance to Global, 90% of all eligible accounts with a maximum facility amount of $5,000,000. Interest is payable under the Global Wells Agreements at a monthly rate equal to the Three-Month LIBOR in effect from time to time plus 3% plus the Margin. The Margin is 3%. Payment of the revolving lines of credit is secured by the accounts receivable of Global. The current terms of the Global Wells Agreements run through December 31, 2018, with automatic renewal terms of 12 months. WFB or Global may terminate the Global Wells Agreements upon at least 60 days’ written notice prior to the last day of the current term. The principal balance at March 31, 2018 and December 31, 2017 was $1,557,213 and $2,057,259, respectively. As part of the lines of credit agreements, Global must maintain certain financial covenants. Global met all financial covenant requirements for the three months ended March 31, 2018.

On November 12, 2017, AOC Key Solutions entered into an Account Purchase Agreement and related agreements (the “AOC Wells Agreement”) with WFB. Pursuant to the AOC Wells Agreement, AOC Key Solutions agreed to sell and assign to WFB all of its Accounts (as such term is defined in Article 9 of the Uniform Commercial Code), constituting accounts arising out of sales of Goods (as such term is defined in Article 9 of the Uniform Commercial Code) or rendition of services that WFB deems to be eligible for borrowing under the AOC Wells Agreement. WFB agreed to advance to AOC Key Solutions, 90% of all eligible accounts with a maximum facility amount of $3,000,000. Interest is payable under the AOC Wells Agreement at a monthly rate equal to the Daily One Month LIBOR in effect from time to time plus 5%. The AOC Wells Agreement also provides for a deficit interest rate equal to the then applicable interest rate plus 50% and a default interest rate equal to the then applicable interest rate or deficit interest rate, plus 50%. The initial term of the AOC Wells Agreement runs through December 31, 2018 (the “Initial Term”), with automatic renewal terms of 12 months (the “Renewal Term”), commencing on the first day after the last day of the Initial Term. AOC Key Solutions may terminate the AOC Wells Agreement upon at least 60 days’ prior written notice, but no more than 120 days’ written notice, prior to and effective as of the last day of the Initial Term or the Renewal Term, as the case may be. WFB may terminate the AOC Wells Agreement at any time and for any reason upon 30 days’ written notice or without notice upon the occurrence of an Event of Default (as such term is defined in the Agreement) after the expiration of any grace or cure period. The principal balance at March 31, 2018 and December 31, 2017 was $584,211and $1,606,327, respectively. As part of the line of credit agreement, AOC Key Solutions must maintain certain financial covenants. AOC Key Solutions met all financial covenant requirements for the three months ended March 31, 2018.

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

The Avon Road Note accrues simple interest on the unpaid principal of the note at a rate equal to the lower of (a) 9% per annum, or (b) the highest rate permitted by applicable law. Interest is payable monthly, and the note matures on March 16, 2019.

The Company has generated losses since its inception in August 2017 and has relied on cash on hand, external bank lines of credit and the sale of a note to support cashflow from operations. We attribute losses for the three months ended March 31, 2018 to public company corporate overhead and increased selling, general and administrative expenses. As of and for the three months ended March 31, 2018, we had a net loss of approximately $2.2 million and positive working capital of approximately $0.7 million. Our cash position was increased in April 2018 by the receipt of $2 million related to the issuance of a promissory note (see Recent Events below). Management believes that based on relevant conditions and events that are known and reasonably knowable that its forecasts, for one year from the date of the filing of the consolidated financial statements in this Quarterly Report on Form 10-Q, indicate improved operations and the Company’s ability to continue operations as a going concern. We have contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look-forward period.

As of March 31, 2018, Novume did not have any material commitments for capital expenditures.

Recent Events

On April 3, 2018, Novume and Brekford entered into a transaction pursuant to which an institutional investor (the "Lender") loaned $2,000,000 to Novume and Brekford. The loan is due and payable on May 1, 2019 and bears interest at 15% per annum, with a minimum of 15% interest payable regardless of when the loan is repaid. The loan is secured by a security interest in all of the assets of Brekford. In addition, Novume agreed to issue 35,000 shares of common stock to the Lender, which shares contain piggy-back registration rights. If the shares are not so registered on the next selling shareholder registration statement, Novume is obligated to issue an additional 15,000 shares to the Lender. Upon any sale of Brekford or its assets, the Lender will be entitled to receive 7% of any proceeds received by Novume or Brekford in excess of $5 million (the "Lender’s Participation”). In addition, commencing January 1, 2020, the Lender shall be paid 7% of Brekford’s earnings before interest, taxes, depreciation and amortization, less any capital expenditures, of which this amount would be credited against any payments that might ultimately be paid to the Lender as its Lender’s Participation, if any.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

As of the date of this Quarterly Report on Form 10-Q, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

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

Novume’s accounting policies are further described in its historical audited consolidated financial statements and the accompanying notes included elsewhere in this Form 10-Q. Novume has identified the following critical accounting policies:

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers.

The Company generates substantially all revenues from providing professional services to clients. A single contract could include one or multiple performance obligations. For those contracts that have multiple performance obligations, the Company allocates the total transaction price to each performance obligation based on its relative standalone selling price, which is determined based on our overall pricing objectives, taking into consideration market conditions and other factors.

Revenue is recognized when control of the goods and services provided are transferred to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services using the following steps: 1) identify the contract; 2) identify the performance obligations; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract; and 5) recognize revenue as or when the Company satisfies the performance obligations. The Company typically satisfies performance obligations for professional services over time as the related services are provided.

The Company generates revenues under three types of billing arrangements: time-and-expense; fixed-fee; and franchise fees.

Time-and-expense billing arrangements require the client to pay based on the number of hours worked by revenue-generating staff at agreed upon rates. The Company recognize revenues under time-and-expense arrangements as the related services are provided, using the right to invoice practical expedient which allows us to recognize revenue in the amount that the Company has a right to invoice, based on the number of hours worked and the agreed upon hourly rates.

In fixed-fee billing arrangements, the Company agrees to a pre-established fee in exchange for a predetermined set of professional services or deliverables. The Company sets the fees based on our estimates of the costs and timing for completing the engagements. The Company generally recognizes revenues under fixed-fee billing arrangements using a proportionate performance approach, which is based on the cost of the work completed to-date versus our estimates of the total cost of the services to be provided under the engagement. Estimates of total engagement revenues and cost of services are monitored regularly during the term of the engagement. If our estimates indicate a potential loss, such loss is recognized in the period in which the loss first becomes probable and can be reasonably estimated.

The Company collects initial franchise fees when franchise agreements are signed. The Company recognizes franchise fee revenue over the estimated life of the franchise, beginning with the opening of the franchise, which is when the Company has performed substantially all initial services required by the franchise agreement and the franchisee benefits from the rights afforded by the franchise agreement. Royalties from individual franchises are earned based upon the terms in the franchising agreement which are generally the greater of $1,000 or 8% of the franchisee’s monthly gross sales.

Expense reimbursements that are billable to clients are included in total revenues and cost of revenue.

The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the accompanying consolidated balance sheets. Revenues recognized for services performed, but not yet billed to clients, are recorded as unbilled services. Revenues recognized, but for which the Company has not yet been entitled to bill because certain events must occur, such as the completion of the measurement period or client approval, are recorded as contract assets and included within unbilled services. Client prepayments and retainers are classified as deferred revenues and recognized over future periods, as earned, in accordance with the applicable engagement agreement.

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

We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and our assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. The balance in the allowance for doubtful accounts was $24,000 as of March 31, 2018 and December 31, 2017. However, actual write-offs might exceed the recorded allowance.

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

Management has evaluated the recoverability of the net deferred income tax assets and the level of the valuation allowance required with respect to such net deferred income tax assets. After considering all available facts, we fully reserved for its net deferred tax assets because management believes that it is more likely than not that their benefits will not be realized in future periods. We will continue to evaluate its net deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of our net deferred income tax assets satisfy the realization standard, the valuation allowance will be reduced accordingly.

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

As of March 31, 2018, our evaluation revealed no uncertain tax positions that would have a material impact on the financial statements. The 2014 through 2017 tax years remain subject to examination by the IRS, as of March 31, 2018. Our management does not believe that any reasonably possible changes will occur within the next twelve months that will have a material impact on the financial statements.

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

On January 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers, using the modified retrospective method. Novume has aggregated and reviewed its contracts that are within the scope of Topic 606. Based on its evaluation, Novume does not anticipate the adoption of Topic 606 will have a material impact on its balance sheet or related consolidated statements of operations, equity or cash flows. The impact of adopting Topic 606 relate to: (1) a change to franchisee agreements recorded prior to 2017; and (2) the timing of certain contractual agreements which we deemed as immaterial. Revenue recognition related to the other revenue streams will remain substantially unchanged.

We do not believe that any recently issued accounting standards, in addition to those referenced above, would have a material effect on our consolidated financial statements.

Item 3.
Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation SK, we are not required to provide information required by this Item.

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(f) of the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018.

Changes to Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II
OTHER INFORMATION

Item 1.
Legal Proceedings

None.

Item 1A.
Risk Factors

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on April 12, 2018.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

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

Novume Solutions, Inc.

Date: May 15, 2018		/s/ Robert A. Berman
	Name:	Robert A. Berman
	Title:	Chief Executive Officer
Principal Executive Officer

Date: May 15, 2018		/s/ Riaz Latifullah
	Name:	Riaz Latifullah
	Title:	EVP Corporate Development
Principal Financial and Accounting Officer
Authorized Signatory