Form 10-Q
period 2018-06-30
Novume Solutions, Inc.
filed 2018-08-14
CIK 1697851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 14, 2018 the Registrant had 14,545,695 shares of common stock, $0.0001 par value per share outstanding.

Novume Solutions, Inc. and Subsidiaries
Form 10-Q
For the Quarterly Period Ended June 30, 2018

Part I
FINANCIAL INFORMATION

Item 1.
Financial Statements (Unaudited)
Novume Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$2,100,462	$1,957,212
Accounts receivable, net	7,043,990	6,707,294
Inventory	129,979	155,716
Note receivable	-	1,475,000
Other current assets	507,040	687,966
Total current assets	9,781,471	10,983,188
Property and Equipment
Furniture and fixtures	232,013	211,885
Office equipment	531,188	524,131
Camera systems	912,479	462,399
Vehicles	36,020	10,020
Leasehold improvements	72,918	72,918
Total fixed assets	1,784,618	1,281,353
Less: accumulated depreciation	(806,560)	(633,014)
Net property and equipment	978,058	648,339
Goodwill	3,092,616	3,092,616
Intangibles, net	5,345,091	5,468,874
Other Assets
Investment at cost	262,140	262,140
Deposits and other long-term assets	44,386	143,583
Total other assets	306,526	405,723
Total assets	$19,503,762	$20,598,740
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,887,644	$1,390,877
Accrued expenses	3,020,514	3,060,512
Lines of credit	2,867,647	3,663,586
Notes payable, current portion	2,389,844	-
Deferred revenue	234,333	117,636
Total current liabilities	10,399,982	8,232,611
Long-Term Liabilities
Notes payable	933,642	1,405,994
Deferred rent	46,863	53,217
Total long-term liabilities	980,505	1,459,211
Total liabilities	11,380,487	9,691,822

Series A Cumulative Convertible Redeemable Preferred stock, $0.0001 par value, 505,000 shares authorized and 502,327 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	4,712,757	4,396,580

Stockholders' Equity
Common stock, $0.0001 par value, 30,000,000 shares authorized, 14,535,695 and 14,463,364 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1,454	1,447
Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of June 30, 2018 and December 31, 2017, respectively.	-	-
Series B Cumulative Convertible Preferred stock, $0.0001 par value, 240,861 shares authorized, issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	2,408,610	2,408,610
Additional paid-in capital	10,246,064	9,933,941
Accumulated deficit	(9,245,610)	(5,833,660)
Total stockholders’ equity	3,410,518	6,510,338
Total liabilities and stockholders’ equity	$19,503,762	$20,598,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Novume Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2018	2017	2018	2017
Revenue	$12,338,164	$3,470,553	$23,556,933	$6,710,250
Cost of revenue	8,865,374	1,850,059	16,999,410	3,560,176
Gross profit	3,472,790	1,620,494	6,557,523	3,150,074

Operating expenses
Selling, general, and administrative expenses	4,328,625	2,454,812	9,609,575	4,942,104
Loss from operations	(855,835)	(834,318)	(3,052,052)	(1,792,030)
Other expense
Interest expense	(170,856)	(28,800)	(263,806)	(63,905)
Other income	105,403	-	200,724	-
Total other (expense) income	(65,453)	(28,800)	(63,082)	(63,905)
Loss before income taxes	(921,288)	(863,118)	(3,115,134)	(1,855,935)
Benefit from income taxes	-	318,801	-	739,235
Net loss	$(921,288)	$(544,317)	$(3,115,134)	$(1,116,700)

Loss per common share - basic	$(0.07)	$(0.11)	$(0.23)	$(0.24)
Loss per common share - diluted	$(0.07)	$(0.11)	$(0.23)	$(0.24)

Weighted average shares outstanding
Basic	14,533,030	5,488,094	14,514,864	5,284,722
Diluted	14,533,030	5,488,094	14,514,864	5,284,722

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Novume Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Shares of Common Stock	Common Stock	Shares of Series B Preferred Stock	Series B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2017	14,463,364	$1,447	240,861	$2,408,610	$9,933,941	$(5,833,660)	$6,510,338
Adjustment to adopt new accounting guidance revenue recognition (1)	-	-	-	-	-	(67,000)	(67,000)
Balance as of January 1, 2018	14,463,364	$1,447	240,861	$2,408,610	$9,933,941	$(5,900,660)	$6,443,338
Stock-based compensation	-	-	-	-	208,805	-	208,805
Issuance of warrants	-	-	-	-	123,472	-	123,472
Net common stock issued in Secure Education Consultants acquisition	33,333	3	-	-	163,329	-	163,332
Issuance related to note payable	35,000	4	-	-	125,997	-	126,001
Issuance upon exercise of stock options	3,998	-	-	-	6,697	-	6,697
Preferred stock dividends	-	-	-	-	-	(229,816)	(229,816)
Accretion of Series A preferred stock	-	-	-	-	(316,177)	-	(316,177)
Net loss	-	-	-	-	-	(3,115,134)	(3,115,134)
Balance as of June 30, 2018	14,535,695	$1,454	240,861	$2,408,610	$10,246,064	$(9,245,610)	$3,410,518

(1)	See Note 3 for additional information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Novume Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(3,115,134)	$(1,116,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	173,547	51,229
Provision for losses on accounts receivable	-	24,000
Deferred taxes	-	(739,235)
Share-based compensation	208,805	120,149
Amortization of financing costs	29,076	7,716
Deferred rent	(6,354)	(17,111)
Warrant expense	-	67,491
Change in fair value of derivative liability	(74,633)	-
Amortization of intangibles	510,588	-
Changes in operating assets and liabilities
Accounts receivable	(336,697)	(285,098)
Inventory	25,737	-
Deposits	-	4,137
Prepaid expenses and other current assets	180,926	12,336
Accounts payable	496,770	349,337
Accrued expenses and other current liabilities	48,245	419,628
Deferred revenue	49,697	19,457
Net cash used in operating activities	(1,809,427)	(1,082,664)
Cash Flows from Investing Activities
Proceeds from sale of note receivable	1,475,000	-
Capital expenditures	(503,265)	(38,188)
Net cash provided by (used in) investing activities	971,735	(38,188)
Cash Flows from Financing Activities
Repayments of short-term borrowings	(795,939)	-
Proceeds from notes payable	2,000,000	-
Acquisition of Firestorm - net of cash acquired	-	(417,704)
Net proceeds from exercise of options	6,697	-
Net proceeds from issuance of preferred stock	-	1,809,964
Payment of preferred dividends	(229,816)	(144,141)
Net cash provided by financing activities	980,942	1,248,119
Net increase in cash and cash equivalents	143,250	127,267
Cash and cash equivalents at beginning of period	1,957,212	2,788,587
Cash and cash equivalents at end of period	$2,100,462	$2,915,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Novume Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018 and 2017

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

On January 25, 2017, Novume acquired Firestorm (see Note 4), a nationally-recognized leader in crisis management, crisis communications, emergency response, and business continuity, including workplace violence prevention, cyber-breach response, communicable illness/pandemic planning, predictive intelligence, and other emergency, crisis and disaster preparedness initiatives. Firestorm is headquartered in Roswell, Georgia.

Brekford, headquartered in Hanover, Maryland, is a leading public safety technology service provider of fully-integrated automated traffic safety solutions, including speed, red light, move-over and distracted driving camera systems.

On October 1, 2017, Novume acquired Global (see Note 4). Global provides temporary contract professional and skilled labor to businesses throughout the United States. Contracts to provide such services vary in length, usually less than one year. Global’s corporate offices are located in Fort Worth, Texas.

On December 31, 2017 and January 1, 2018, respectively, Firestorm acquired certain assets of BC Management, Inc. (“BC Management”) and Secure Education Consultants, LLC (“Secure Education”) (see Note 4). Results of operations for both BC Management and Secure Education have been included in the financial statements of Novume since January 1, 2018.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. All necessary adjustments are of a normal, recurring nature.

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

The Company has generated losses since its inception in August 2017 and has relied on cash on hand, external bank lines of credit, issuance of debt and the sale of a note to provide cash for operations. The Company attributes losses to merger costs, public company corporate overhead and lower than expected revenue and lower gross profit of some of our subsidiaries. As of and for the six months ended June 30, 2018, the Company incurred a net loss from continuing operations of approximately $3.1 million and used approximately $1.8 million in net cash from operating activities from continuing operations. The Company had total cash and cash equivalents of approximately $2.1 million as of June 30, 2018 and a negative net working capital of $0.6 million.

No additional sources of capital have been obtained or committed through the date these consolidated financial statements were available to be issued. Due to the operating costs associated with being a public company and expenses related to product development and commercialization, we anticipate that we will operate at a loss for the foreseeable future.

We continue to seek additional funding. However, no assurance can be given that we will be successful in raising adequate funds needed. If we are unable to raise additional capital when required or on acceptable terms, we may have to delay, scale back or discontinue the development or commercialization of one of our products, restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. The Company will implement its contingency plans to reduce or defer expenses and cash outlays unless operations improve in the look-forward period.

Uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future and thereafter, and no assurances can be given that such funding will be available at all or will be available in sufficient amounts or on reasonable terms. Without additional funds from debt or equity financing, sales of assets or other transactions yielding funds, we may exhaust our resources and may be unable to continue operations. Absent additional funding, we believe that our cash and cash equivalents will not be sufficient to fund our operations for a period of one year or more after the date that these consolidated financial statements are available to be issued based on the timing and amount of our projected net loss from continuing operations and cash to be used in operating activities during that period of time.

As a result, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are available to be issued. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be different should the Company be unable to continue as a going concern based on the outcome of these uncertainties described above.

Cash and Cash Equivalents

Novume considers all highly liquid debt instruments purchased with the maturity of three months or less to be cash equivalents.

Cash balances designated for client jurisdictions related to Brekford as of June 30, 2018 and December 31, 2017 were $820,538 and $641,103, respectively, and corresponds to equal amounts of related accounts payable.

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

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also considers recording as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. The balance in the allowance for doubtful accounts was $24,000 at June 30, 2018 and December 31, 2017.

Accounts receivable at June 30, 2018 and December 31, 2017 included $2,276,833 and $1,259,089 in unbilled contracts respectively related to work performed in the period in which the receivable was recorded. The amounts were billed in the subsequent period.

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

Repairs and maintenance are expensed as incurred. Expenditures for additions, improvements and replacements are capitalized. Depreciation expense for the three months ended June 30, 2018 and 2017 was $91,508 and $25,787, respectively, for the six months ended June 30, 2018 and 2017 was $173,547 and $51,229, respectively.

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

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers (see Note 3).

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

The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the accompanying consolidated balance sheets. Revenues recognized for services performed, but not yet billed to clients, are recorded as unbilled services. Revenues recognized, but for which the Company has not yet been entitled to bill because certain events must occur, such as the completion of the measurement period or client approval, are recorded as contract assets and included within unbilled services. Client prepayments and retainers are classified as deferred revenues and recognized over future periods, as earned, in accordance with the applicable engagement agreement. As of December 31, 2017, the Company had $117,636 of deferred revenue, of which $19,063 and $30,303, was recognized for the three and six months ended June 30, 2018, respectively.

Advertising

The Company expenses all advertising costs as incurred. Such costs were not material for the three and six months ended June 30, 2018 and 2017.

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

As of June 30, 2018, our evaluation revealed no uncertain tax positions that would have a material impact on the financial statements. The 2014 through 2017 tax years remain subject to examination by the IRS, as of June 30, 2018. Our management does not believe that any reasonably possible changes will occur within the next twelve months that will have a material impact on the financial statements.

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

The 2017 Act instituted fundamental changes to the U.S. tax system. Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. In accordance with SAB 118, management calculated its best estimate of the impact of the 2017 Act in the 2017 year-end income tax provision in accordance with their understanding of the 2017 Act and available guidance. Also pursuant to SAB 118, certain additional impacts of the 2017 Act remain open during the measurement period, including state tax impacts of the 2017 Act. As of the close of the second quarter, the Company continues to analyze the 2017 Act in its entirety and refine its calculations, which could potentially impact the measurement of recorded tax balances. Any subsequent adjustment to the tax balances resulting from the analysis of the 2017 Act, will be recorded to income tax expense in the fiscal quarter of 2018 when the analysis is completed.

Equity-Based Compensation

The Company recognizes equity-based compensation based on the grant-date fair value of the award on a straight-line basis over the requisite service period, net of estimated forfeitures. Total equity-based compensation expense included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three months ended June 30, 2018 and 2017 was $96,350 and $37,148, respectively, and for the six months end June 30, 2018 and 2017 was $208,805 and $120,149, respectively.

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires the use of subjective assumptions, including the fair value and projected volatility of the underlying common stock and the expected term of the award.

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the assumptions below during the six months ended June 30, 2017. No options were issued during the six months ended June 30, 2018.

Six Months Ended June 30, 2017
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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value as of June 30, 2018 and December 31, 2017 because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value as of June 30, 2018, given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

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

The Company has concluded that its Series A Preferred Stock is a Level 3 financial instrument and that the fair value approximates the carrying value due to the proximity of the date of the sale of the Series A Preferred Stock to independent third-parties. There were no changes in levels during the three and six months ended June 30, 2018.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. Concentrations of credit risk with respect to accounts receivable are minimal due to the collection history and due to the nature of the Company’s client base. The Company limits its credit risk with respect to cash by maintaining cash balances with high-quality financial institutions. At times, the Company’s cash may exceed U.S. Federally insured limits, and as of June 30, 2018 and December 31, 2017, the Company had $1,567,954 and $1,707,212, respectively, of cash and cash equivalents on deposit that exceeded the federally insured limit.

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

On January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers, using the modified retrospective method. Novume has aggregated and reviewed all contracts at the date of initial application that are within the scope of Topic 606, excluding time-and-expense contracts at AOC Key Solutions and Global since Topic 606 does not have a material impact on time-and-expense contracts. The impact of adopting Topic 606 to the Company relate to: (1) a change to franchisee agreements recorded prior to 2017; and (2) the timing of certain contractual agreements, which the Company deemed as immaterial. Revenue recognition related to the Company’s other revenue streams will remain substantially unchanged (see Note 3 for the effects of adopting Topic 606).

NOTE 3 – NEW ACCOUNTING GUIDANCE

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued new revenue recognition guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue at an amount that the entity expects to be entitled to receive in exchange for the transfer of promised goods or services to customers. A five-step model has been introduced for an entity to apply when recognizing revenue. The new guidance also includes enhanced disclosure requirements (see Note 2). The guidance was effective January 1, 2018. It was applied on a modified retrospective basis to contracts that were not completed at the date of initial application through a cumulative effect adjustment to accumulated deficit as of January 1, 2018. The prior period comparative information has not been recast and continues to be reported under the accounting guidance in effect for that period.

On January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers, using the modified retrospective method. Novume has aggregated and reviewed all contracts at the date of initial application that are within the scope of Topic 606, excluding time-and-expense contracts at AOC Key Solutions and Global since Topic 606 does not have a material impact on time-and-expense contracts. Based on its evaluation, the adoption of Topic 606 did not have a material impact on the Company’s balance sheet or related consolidated statements of operations, equity or cash flows. Therefore, prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. The impact of adopting Topic 606 to the Company as of January 1, 2018 relate to: (1) a change to franchisee agreements recorded prior to 2017 of $22,000 which will be amortized over remaining term of the franchisee agreements; and (2) the timing of certain contractual agreements which amounted to $45,000 and subsequently recognized as revenue in six months ended June 30, 2018 resulting in (3) an increase in each of deferred revenue and accumulated deficit of $67,000. The impact of adopting Topic 606 on our consolidated balance sheet as of June 30, 2018 is a $50,500 reduction to deferred revenue. The impact of adopting Topic 606 on our consolidated income statement for the six months ended June 30, 2018 is a $50,500 increase in revenue. Revenue recognition related to the Company’s other revenue streams will remain substantially unchanged. As of June 30, 2018, approximately $16,500 of deferred revenue recognized upon adoption of Topic 606 is expected to be recognized from remaining performance obligations for a franchise contract over the next 18 months.

NOTE 4 – ACQUISITIONS

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

As part of the Global acquisition, the Company issued 240,861 shares of $0.0001 par value Novume Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”). All Series B Preferred Stock was issued at a price of $10.00 per share as part of the acquisition of Global. The Series B Preferred Stock is entitled to quarterly cash dividends of 1.12% (4.48% per annum) per share. The Series B Preferred Stock has a conversion price of $5.00 per share. Each Series B Preferred Stock has an automatic conversion feature based on the share price of Novume (see Note 10). The Company measured the holdback consideration in April 2018 and determined that the contingent liability should be decreased by $94,657. In accordance with ASC 805-10-25, a contingent consideration classified as an asset or liability shall be recognized in earnings, and $94,657 was recognized as other income for the three months ended March 31, 2018. As of June 30, 2018 and December 31, 2017, the Company had $105,343 and $200,000, respectively, of holdback consideration included in accrued expenses.

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

The determination of the fair value of the assets acquired and liabilities assumed, includes approximately $2.6 million of intangible and intellectual property and approximately $1.7 million of goodwill.

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

●
$1,000,000 in the aggregate in the form of four unsecured, subordinated promissory notes issued by Novume with interest payable over, and principal due after, five years after the Firestorm Closing Date, to all the Members of the Firestorm Entities (consisting of the Firestorm Principals and Lancer Financial Group, Inc. (“Lancer”)). The principal amount of the note payable to Lancer is $500,000 (the “Lancer Note”). The principal amount of the note payable to Mr. Rhulen is $166,666.66. The principal amount of the notes payable to each of Mr. Satterfield and Ms. Loughlin is $166,666.67. (The notes payable to Mr. Rhulen, Ms. Loughlin and Mr. Satterfield are individually referred to herein as a “Firestorm Principal Note” and collectively, as the “Firestorm Principal Notes”). The Firestorm Principal Notes are payable at an interest rate of 2% and the Lancer Note is payable at an interest rate of 7%. $907,407 was recorded to notes payable to reflect the net fair value of the notes issued due to the difference in interest rates. The Lancer Note also has a capped subordination of $7,000,000, subject to the consent of Lancer;

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

Operations of Combined Entities

The following unaudited pro-forma combined financial information gives effect to the acquisition of Firestorm, the merger with Brekford and the acquisition of Global as if they were consummated as of January 1, 2017. The pro-forma financial information for the three and six months ended June 30, 2017 does not include BC Management and Secure Education as it was deemed immaterial. This unaudited pro-forma financial information is presented for information purposes only and is not intended to present actual operating results that would have been attained had the acquisitions been completed as of January 1, 2017 (the beginning of the earliest period presented) or to project potential operating results as of any future date or for any future periods.

	For the three months ended June 30,		Six Months ended June 30,
	2018	2017	2018	2017
Revenues	$12,338,164	$10,180,122	$23,556,933	$20,803,944
Net income (loss)	$(921,288)	$(985,136)	$(3,115,134)	$(2,216,915)
Basic earnings (loss) per share	$(0.07)	$(0.19)	$(0.23)	$(0.45)
Diluted earnings (loss) per share	$(0.07)	$(0.19)	$(0.23)	$(0.45)

Basic Number of Shares	14,533,030	5,488,094	14,514,864	5,284,722
Diluted Number of Shares	14,533,030	5,488,094	14,514,864	5,284,722

NOTE 5 – INVESTMENT AT COST AND NOTE RECEIVABLE

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

The GPS Promissory Note ($2,000,000) is subordinated to the LB&B’s senior lender and accrues interest at a rate of 3% per annum. The maturity date of the GPS Promissory Note is March 31, 2022. The GPS Promissory Note was secured pursuant to the terms of a Pledge Agreement (the “LB&B Pledge Agreement”) between the Company and LB&B. Pursuant to the LB&B Pledge Agreement LB&B, granted the Company a continuing second priority lien and security interest in the LB&B’s units of GPS subject to liens of the LB&B’s senior lender. In December 2017, the Company reclassified the note receivable balance to a current asset and wrote down $450,000 based on the decision to sell the note receivable to an unrelated third party. The current portion of note receivable was $0 and $1,475,000 as of June 30, 2018 and December 31, 2017, respectively. The sale was consummated on February 13, 2018 and the Company received proceeds of $1,475,000 in the six months ended June 30, 2018. In connection with the sale of the GPS Promissory Note, the Company has indemnified the unrelated third-party buyer for any amounts of principal and interest not paid by LB&B.

NOTE 6 – IDENTIFIABLE INTANGIBLE ASSETS

The following provides a breakdown of identifiable intangible assets as of June 30, 2018:

	Customer Relationships	Marketing Related	Technology Based	Total
Identifiable intangible assets, gross	$5,588,677	$730,000	$83,412	$6,402,089
Accumulated amortization	(913,534)	(143,464)	-	(1,056,998)
Identifiable intangible assets, net	$4,675,143	$586,536	$83,412	$5,345,091

In connection with the acquisition of Firestorm, Global and Brekford, the Company identified intangible assets of $2,497,686, $2,574,000 and $558,412, respectively, representing trade names, customer relationships and technology. In addition, as of December 31, 2017, intangibles attributable to the asset acquisition of BC Management totaled $386,804, and as of January 1, 2018, intangibles attributable to the asset acquisition of Secure Education totaled $386,001. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 7.8 years. Amortization expense for the three months ended June 30, 2018 and 2017 was $255,294 and $0, respectively, and for the six months ended June 30, 2018 and 2017 was $510,588 and $0, respectively.

As of June 30, 2018, the estimated annual amortization expense for each of the next five fiscal years is as follows:

2018 (remainder of year)	$524,490
2019	1,048,980
2020	1,048,980
2021	982,876
2022	238,155
Thereafter	1,501,610
Total	$5,345,091

NOTE 7 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2018 and 2017 was as follows:

	For the Six Months Ended
	2018	2017
Cash paid for interest	$154,857	$41,250
Cash paid for taxes	$-	$-

Common stock issued in connection with note payable	$126,000	$-
Warrants issued in connection with issuance of Series A Preferred Stock	$-	$67,491

Business Combinations/Asset Acquisitions:
Current Assets	$-	$136,406
Intangible assets	$386,801	$2,498,737
Assumed liabilities	$-	$(66,968)
Deferred revenue	$-	$(22,493)
Other non-current liabilities	$-	$(16,584)
Issuance of common stock	$(163,332)	$(1,203,986)
Notes payable	$-	$(907,407)
Issuance of common stock warrants	$(123,472)	$-

On April 7, 2017, Novume paid cash dividends of $76,695 to shareholders of record of Series A Preferred Stock as of March 30, 2017. On July 8, 2017, the Company paid cash dividends of $87,907 to shareholders of record of Series A Preferred Stock as June 30, 2017. On October 7, 2017, the Company paid cash dividends of $87,907 to shareholders of record of Series A Preferred Stock as September 30, 2017. On January 5, 2018, the Company paid cash dividends of $87,907 to shareholders of record of Series A Preferred Stock as of December 31, 2017. On January 5, 2018, the Company paid cash dividends of $27,001 to shareholders of record of Series B Preferred Stock as of December 31, 2017. On April 6, 2018, the Company paid cash dividends of $87,907 to shareholders of record of Series A Preferred Stock as of March 31, 2018. On April 6, 2018, the Company paid cash dividends of $27,001 to shareholders of record of Series B Preferred Stock as of March 31, 2018. On June 30, 2018, the Company declared and accrued dividends of $87,907 payable to Series A Preferred Stock shareholders of record as of June 30, 2018. On June 30, 2018, the Company declared and accrued dividends of $27,001 payable to Series B Preferred Stock shareholders of record as of June 30, 2018.

NOTE 8 – DEBT

Line of Credit

Global has revolving lines of credit with Wells Fargo Bank, National Association (“WFB”) (“the Global Wells Agreements”). WFB agreed to advance to Global, 90% of all eligible accounts with a maximum facility amount of $5,000,000. Interest is payable under the Global Wells Agreements at a monthly rate equal to the Three-Month LIBOR in effect from time to time plus 3% plus the Margin. The Margin is 3%. Payment of the revolving lines of credit is secured by the accounts receivable of Global. The current terms of the Global Wells Agreements run through December 31, 2018, with automatic renewal terms of 12 months. WFB or Global may terminate the Global Wells Agreements upon at least 60 days’ written notice prior to the last day of the current term. The principal balance at June 30, 2018 and December 31, 2017 was $2,012,997 and $2,057,259, respectively. As part of the lines of credit agreements, Global must maintain certain financial covenants. Global met all financial covenant requirements for the six months ended June 30, 2018.

On November 12, 2017, AOC Key Solutions entered into an Account Purchase Agreement and related agreements (the “AOC Wells Agreement”) with WFB. Pursuant to the Agreement, AOC Key Solutions agreed to sell and assign to WFB all of its Accounts (as such term is defined in Article 9 of the Uniform Commercial Code), constituting accounts arising out of sales of Goods (as such term is defined in Article 9 of the Uniform Commercial Code) or rendition of services that WFB deems to be eligible for borrowing under the AOC Wells Agreement. WFB agreed to advance to AOC Key Solutions, 90% of all eligible accounts with a maximum facility amount of $3,000,000. Interest is payable under the AOC Wells Agreement at a monthly rate equal to the Daily One Month LIBOR in effect from time to time plus 5% (the “Contract Rate”). The AOC Wells Agreement also provides for a deficit interest rate equal to the then applicable interest rate plus 50% of the Contract Rate and a default interest rate equal to the then applicable interest rate or deficit interest rate, plus 50% of the Contract Rate. The initial term of the AOC Wells Agreement runs through December 31, 2018 (the “Initial Term”), with automatic renewal terms of 12 months (the “Renewal Term”), commencing on the first day after the last day of the Initial Term. AOC Key Solutions may terminate the AOC Wells Agreement upon at least 60 days’ prior written notice, but no more than 120 days’ written notice, prior to and effective as of the last day of the Initial Term or a Renewal Term, as the case may be. WFB may terminate the AOC Wells Agreement at any time and for any reason upon 30 days’ written notice or without notice upon the occurrence of an Event of Default (as such term is defined in the AOC Wells Agreement) after the expiration of any grace or cure period. The principal balance at June 30, 2018 and December 31, 2017 was $854,650 and $1,606,327, respectively. As part of the line of credit agreement, AOC Key Solutions must maintain certain financial covenants. AOC Key Solutions met all financial covenant requirements for the six months ended June 30, 2018.

Short-Term and Long-Term Debt

Avon Road Note

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

Firestorm Notes

Pursuant to the terms of the Novume acquisition of the membership interests in the Firestorm Entities, the Company issued $1,000,000 in the aggregate in the form of four unsecured, subordinated promissory notes issued by Novume with interest payable over five years after the Firestorm Closing Date, to all the Members of the Firestorm Entities. The principal amount of the note payable to Lancer is $500,000. The principal amount of the note payable to Mr. Rhulen is $166,666.66. The principal amount of the notes payable to each of Mr. Satterfield and Ms. Loughlin is $166,666.67. The Firestorm Principal Notes are payable at an interest rate of 2% and the Lancer Note is payable at an interest rate of 7%. The notes mature on January 25, 2022. The Firestorm Principal Notes were recorded at fair value to reflect the difference in the interest rates. As of June 30, 2018 and December 31, 2017, the balance of these notes payable was $933,642 and $924,383, net of unamortized interest of $66,358 and $75,617, respectively.

April 2018 Promissory Note

On April 3, 2018, Novume and Brekford entered into a transaction pursuant to which an institutional investor (the “Lender”) loaned $2,000,000 to Novume and Brekford (the “April 2018 Promissory Note”). The loan is due and payable on May 1, 2019 and bears interest at 15% per annum, with a minimum of 15% interest payable regardless of when the loan is repaid. The loan is secured by a security interest in all of the assets of Brekford. In addition, Novume agreed to issue 35,000 shares of common stock to the Lender, which shares contain piggy-back registration rights. If the shares are not so registered on the next selling shareholder registration statement, Novume shall be obligated to issue an additional 15,000 shares to the Lender. Upon any sale of Brekford or its assets, the Lender will be entitled to receive 7% of any proceeds received by Novume or Brekford in excess of $5 million (the “Lender’s Participation”). In addition, commencing January 1, 2020, the Lender shall be paid 7% of Brekford’s earnings before interest, taxes, depreciation and amortization, less any capital expenditures, which amount would be credited for any payments that might ultimately be paid to the Lender as its Lender’s Participation, if any. At April 3, 2018, the fair value of shares issued was $126,000 and designated as financing cost and the amortized financing cost for the three months ended June 30, 2018 was determined to be $29,076. The April 2018 Promissory note has an effective interest rate of 20.8%.

The principal amounts due for long-term notes payable are shown below:

2018	$-
2019	2,500,000
2020	-
2021	-
2022	1,000,000
Thereafter	-
Total	3,500,000

Less unamortized interest	(66,358)
Less unamortized financing costs	(110,156)
3,323,486
Current portion of long-term debt	(2,389,844)
Long-term debt	$933,642

NOTE 9 – INCOME TAXES

Our income tax provision for the three months ended June 30, 2018 was $0 compared to a benefit of $0.3 million for the three months ended June 30, 2017. The decrease in the tax benefit recorded is due to the full valuation allowance on our deferred tax assets.

Our income tax provision for the six months ended June 30, 2018 was $0, compared to a benefit of $0.7 million for the six months ended June 30, 2017. The decrease in the tax benefit recorded is due to the full valuation allowance on our deferred tax assets. The Company established a valuation allowance against deferred tax assets during 2017 and has continued to maintain a full valuation allowance through the six months ended June 30, 2018. Therefore, no tax benefit was recognized for the losses during the six months ended June 30, 2018.

The Company files income tax returns in the United States and in various state and foreign jurisdictions. No U.S. Federal, state or foreign income tax audits were in process as of June 30, 2018.

Management has evaluated the recoverability of the net deferred income tax assets and the level of the valuation allowance required with respect to such net deferred income tax assets. After considering all available facts, the Company fully reserved for its net deferred tax assets because management believes that it is more likely than not that these benefits will not be realized in future periods. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s net deferred income tax assets satisfy the realization standard, the valuation allowance will be reduced accordingly.

For the three and six months ended June 30, 2018, Novume did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2014 through 2017 tax years remain subject to examination by the IRS.

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

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $0.0001 par value. As of June 30, 2018 and December 31, 2017, the issued and outstanding common shares of Novume were 14,535,695 and 14,463,364, respectively.

In January 2018, the Company issued 33,333 shares of Novume common stock as consideration as part of its acquisition of Secure Education.

In April 2018, the Company issued 35,000 shares of Novume common stock as consideration for the April 2018 Promissory Note.

For the three months ended June 30, 2018, the Company issued 3,998 shares of Novume common stock related to the exercise of common stock options. For the six months ended June 30, 2018, the Company issued 72,331 shares of Novume common stock.

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

In November 2016, Novume commenced its Regulation A Offering (the “Reg A Offering”) of up to 3,000,000 Units. Each Unit (post merger exchange) consisted of one share of Series A Preferred Stock and one Unit Warrant to purchase 0.48 shares of Novume’s common stock at an exercise price of $1.03 per share. The holders of Series A Preferred Stock are entitled to quarterly dividends of 7.0% per annum per share.

The holders of Series A Preferred Stock have a put right to convert each share into common stock at an initial conversion price and a specified price which increases annually based on the passage of time beginning in November 2019. The holders of Series A Preferred Stock also have a put right after 60 months from the issuance date to redeem any or all of the Series A Preferred Stock at a redemption price of $15.00 per share plus any accrued but unpaid dividends. Novume has a call right after 36 months from the issuance date to redeem all of the Series A Preferred Stock at a redemption price which increases annually based on the passage of time beginning in November 2019. The Series A Preferred Stock contains an automatic conversion feature based on a qualified initial public offering in excess of $30,000,000 or a written agreement by at least two-thirds of the holders of Series A Preferred Stock at an initial conversion price and a specified price which increases annually based on the passage of time beginning in November 2016. Based on the terms of the Series A Preferred Stock, the Company concluded that the Series A Preferred Stock should be classified as temporary equity in the accompanying consolidated balance sheets as of June 30, 2018 and December 31, 2017.

The Reg A Offering Units were sold at $10 per Unit in minimum investment amounts of $5,000. There were three closings related to the sales of the Units. The gross proceeds, which the Company deemed to be fair value, from the first closing on December 23, 2016 totaled $3,015,700 with the issuance of 301,570 shares of Series A Preferred Stock and 301,570 Unit Warrants. On January 23, 2017, the Company completed its second closing of the Reg A Offering for the sale and issuance of 119,757 shares of Series A Preferred Stock and 119,757 Unit Warrants with the Company receiving aggregate gross proceeds of $1,197,570.

On March 21, 2017, the Company completed its third and final closing of the Reg A Offering for the sale and issuance of 81,000 shares of Series A Preferred Stock and 81,000 Unit Warrants with the Company receiving aggregate gross proceeds of $810,000.

The aggregate total sold in the Reg A Offering through and including the third and final closing was 502,327 Units, or 502,327 shares of Series A Preferred Stock and 502,327 Unit Warrants, for total gross proceeds to the Company of $5,023,270. The Reg A Offering is now closed.

Novume adjusts the value of the Series A Preferred Stock to redemption value at the end of each reporting period. The adjustment to the redemption value is recorded through additional paid in capital of $160,834 and $139,969 for the three months ended June 30, 2018 and 2017, respectively, and $316,177 and $255,700 for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018 and December 31, 2017, 502,327 shares of Series A Preferred Stock were issued and outstanding.

The Series A Preferred Stock is entitled to quarterly cash dividends of $0.175 (7% per annum) per share. On December 31, 2017, the Company declared and accrued dividends of $87,907 payable to Series A shareholders of record as of December 31, 2017. On January 5, 2018, the Company paid cash dividends of $87,907 to Series A shareholders of record as of December 31, 2017. On April 6, 2018, the Company paid cash dividends of $87,907 to Series A shareholders of record as of March 31, 2018. On June 30, 2018, the Company declared and accrued dividends of $87,907 payable to Series A shareholders of record as of June 30, 2018. On July 9, 2018, the Company paid cash dividends of $87,907 to Series A shareholders of record as of June 30, 2018.

The Unit Warrants expire on November 8, 2023. The Unit Warrants are required to be measured at fair value at the time of issuance and classified as equity. The Company determined that under the Black-Scholes option pricing model, the aggregate fair value at the dates of issuance was $169,125. As of June 30, 2018 and December 31, 2017, 502,327 Unit Warrants were outstanding.

Series B Cumulative Convertible Preferred Stock

Of the 2,000,000 authorized shares of preferred stock, 240,861 shares are designated as $0.0001 par value Novume Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). As part of the Global Merger, the Company issued 240,861 shares of $0.0001 par value Series B Preferred Stock. All Series B Preferred Stock was issued at a price of $10.00 per share as part of the acquisition of the Global Merger. The Series B Preferred Stock has a conversion price of $5.00 per share. Each Series B Preferred Stock has an automatic conversion feature based on the share price of Novume. The Series B Preferred Stock is entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. On December 31, 2017, the Company declared and accrued dividends of $27,001 payable to Series B shareholders of record as of December 31, 2017. On January 5, 2018, the Company paid cash dividends of $27,001 to Series B shareholders of record as of December 31, 2017. On April 6, 2018, the Company paid cash dividends of $27,001 to Series B shareholders of record as of March 31, 2018. On June 30, 2018, the Company declared and accrued dividends of $27,001 payable to Series B shareholders of record as of June 30, 2018. On July 9, 2018, the Company paid cash dividends of $27,001 to Series B shareholders of record as of June 30, 2018.

Warrants

The Company has a total of 1,322,913 and 1,256,247 warrants issued and outstanding as of June 30, 2018 and December 31, 2017, respectively. These warrants are exercisable and convertible for a total of 1,064,241 and 997,575 shares of Novume common stock as of June 30, 2018 and December 31, 2017, respectively.

As part of its acquisition of Brekford on August 29, 2017, the Company assumed warrants to purchase 56,000 shares of Novume common stock (see Note 11). The exercise price for these warrants is $7.50 and they expire on March 31, 2020. As of June 30, 2018 and December 31, 2017, there are 56,000 Brekford warrants outstanding.

As part of the Reg1A offering in fiscal year 2016 and 2017, Novume issued 502,327 Unit Warrants to the holders of Series A Preferred Stock. The exercise price for these Unit Warrants is $1.03 and they are convertible into a total of 243,655 shares of Novume common stock. The Unit Warrants expire on November 23, 2023. As of June 30, 2018 and December 31, 2017, there are 502,327 Unit Warrants outstanding.

On March 16, 2016, Novume entered into a Subordinated Note and Warrant Purchase Agreement (the “Avon Road Note Purchase Agreement”) pursuant to which Novume agreed to issue up to $1,000,000 in subordinated debt and warrants to purchase up to 242,493 shares of Novume’s common stock (“Avon Road Subordinated Note Warrants”). The exercise price for the Avon Road Subordinated Note Warrants is equal to $1.031 per share of common stock. Subordinated notes with a face amount of $500,000 and Avon Road Subordinated Note Warrants to purchase 121,247 shares of Novume’s common stock have been issued pursuant to the Avon Road Note Purchase Agreement to Avon Road Partners, L.P. (“Avon Road”), an affiliate of Robert Berman, Novume’s CEO and a member of Novume’s Board of Directors. These warrants were exercised on December 11, 2017 for proceeds of $125,006 and there are no Avon Road Subordinated Note Warrants outstanding as of June 30, 2018 and December 31, 2017.

Pursuant to its acquisition of Firestorm on January 24, 2017, Novume issued warrants to purchase 315,627 Novume common stock, exercisable over a period of five years, at an exercise price of $2.5744 per share; and warrants to purchase 315,627 Novume Common Shares, exercisable over a period of five years at an exercise price of $3.6048 per share. The expiration date of the Firestorm warrants is January 24, 2022. As of June 30, 2018 and December 31, 2017, there are 631,254 Firestorm warrants outstanding.

Pursuant to its acquisition of BC Management on December 31, 2017, Novume issued warrants to purchase 33,333 Novume common stock, exercisable over a period of five years, at an exercise price of $5.44 per share; and warrants to purchase 33,333 Novume common stock, exercisable over a period of five years at an exercise price of $6.53 per share. The expiration date of the BC Management warrants is December 31, 2022. As of June 30, 2018 and December 31, 2017, there are 66,666 BC Management warrants outstanding.

Pursuant to its acquisition of Secure Education on January 1, 2018, Novume issued warrants to purchase 33,333 Novume common stock, exercisable over a period of five years, at an exercise price of $5.44 per share; and warrants to purchase 33,333 Novume common stock, exercisable over a period of five years at an exercise price of $6.53 per share. The expiration date of the Secure Education warrants is January 1, 2023. As of June 30, 2018, there are 66,666 Secure Education warrants outstanding.

NOTE 11 – WARRANT DERIVATIVE LIABILITY

On March 17, 2015, Brekford issued a warrant (“Brekford Warrant”), which permits the holder to purchase at any time over five years, up to 56,000 shares of common stock with an exercise price of $7.50 per share.

The Brekford Warrant exercise price is subject to anti-dilution adjustments that allow for its reduction in the event the Company subsequently issues equity securities, including shares of common stock or any security convertible or exchangeable for shares of common stock, for no consideration or for consideration less than $7.50 a share. The Company accounted for the conversion option of the Brekford Warrant in accordance with ASC Topic 815. Accordingly, the conversion option is not considered to be solely indexed to the Company’s own stock and, as such, is recorded as a liability. The derivative liability associated with the Brekford Warrant has been measured at fair value at June 30, 2018 and December 31, 2017 using the Black Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: (i) dividend yield of 0%; (ii) expected volatility of 70.0%; (iii) weighted average risk-free interest rate of 1.89%-2.52%; (iv) expected life of 1.71-2.21 years; and (v) estimated fair value of the common stock of $1.63-$4.90 per share.

At June 30, 2018 and December 31, 2017, the outstanding fair value of the derivative liability, which is included in accrued liabilities in the consolidated balance sheets, was $3,595 and $78,228, respectively.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating Leases

AOC Key Solutions leases office space in Chantilly, Virginia under the terms of a ten-year lease expiring October 31, 2019. The lease contains one five-year renewal option. The lease terms include an annual increase in base rent and expenses of 2.75%, which have been amortized ratably over the lease term. AOC Key Solutions also leases office space in New Orleans, Louisiana under the terms of a three-year lease which expired on May 31, 2018, and lease payments are currently being made on a month-to-month basis.

Firestorm leases office space in Roswell, Georgia under the terms of a lease expiring on January 31, 2022 and in Grand Rapids, Michigan under a seven-year lease expiring in October 2023.

Brekford leases office space from Global Public Safety, LLC on a month-to-month basis. Brekford also leases space under an operating lease expiring on December 31, 2018.

Global leases office space in Fort Worth, Texas under the terms of a lease expiring on January 31, 2022.

Rent expense for the three months ended June 30, 2018 and 2017 was $205,831 and $141,448, respectively, and for the six months ended June 30, 2018 and 2017 was $398,795 and $275,467, respectively, and is included in selling, general and administrative expenses.

As of June 30, 2018, the future obligations over the primary terms of Novume’s long-term leases expiring through 2023 are as follows:

2018 (remainder of year)	$400,307
2019	624,228
2020	190,599
2021	101,386
2022	38,873
Thereafter	30,393
Total	$1,385,786

The Company is the lessor in an agreement to sublease office space in Chantilly, Virginia with an initial term of two years with eight one-year options to renew the sublease through October 31, 2019. The lease provides for an annual increase in base rent and expenses of 2.90%. The initial term ended October 31, 2011 and the Company exercised the renewal options through 2015. On April 7, 2015, the month-to-month lease was amended to sublease more space to the subtenant and change the rental calculation. The sublease agreement provided for an offset of $45,633 to rent expense for the three months ended June 30, 2018 and 2017, and $91,267 for the six months ended June 30, 2018 and 2017.

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

A summary of stock option activity under the Company’s 2017 Plan for the six months ended June 30, 2018 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding Balance at December 31, 2017	1,695,375	$2.19	9.26	$4,590,714
Granted	-	-	-
Exercised	(3,998)	1.68	9.42
Canceled	(174,237)	1.98	9.44
Outstanding Balance at June 30, 2018	1,517,140	$2.22	8.00	$116,076
Exercisable at June 30, 2018	544,448	$1.72	6.96	$61,956
Vested and expected to vest at June 30, 2018	1,337,756	$2.22	7.82	$111,208

Stock compensation expense for the three months ended June 30, 2018 and 2017 was $96,350 and $37,147, respectively, and for the six months ended June 30, 2018 and 2017 was $208,805 and $120,149, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The weighted average fair value at grant date for the six months ended June 30, 2017 was $1.09.

There were no stock options granted during the three and six months ended June 30, 2018. The total fair value of shares that became vested after grant during the six months ended June 30, 2018 was $887,450.

As of June 30, 2018, there was $737,134 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan that will be recognized over a weighted average period of 2.35 years.

NOTE 15 – EARNINGS (LOSS) PER SHARE

The following table provides information relating to the calculation of earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic and diluted (loss) earnings per share
Net (loss) earnings from continuing operations	$(921,288)	$(544,317)	$(3,115,134)	$(1,116,700)
Less: preferred stock dividends	(114,908)	(73,732)	(229,816)	(144,141)
Net income (loss) attributable to shareholders	(1,036,196)	(618,049)	(3,344,950)	(1,260,841)
Weighted average common shares outstanding - basic	14,533,030	5,488,094	14,514,864	5,284,722
Basic (loss) earnings per share	$(0.07)	$(0.11)	$(0.23)	$(0.24)
Weighted average common shares outstanding - diluted	14,533,030	5,488,094	14,514,864	5,284,722
Diluted (loss) earnings per share	$(0.07)	$(0.11)	$(0.23)	$(0.24)
Common stock equivalents excluded due to anti-dilutive effect	2,754,268	690,409	2,779,975	625,291

As the Company had a net loss for the three months ended June 30, 2018, the following 2,754,268 potentially dilutive securities were excluded from diluted loss per share: 917,950 for outstanding warrants, 974,487 related to the Series A Preferred Stock, 481,722 related to the Series B Preferred Stock and 380,109 related to outstanding options. In addition, 643,417 options were excluded from the diluted loss per share calculations as the exercise price of these shares exceeded the per share value of the common stock.

For the three months ended June 30, 2017, the following 690,409 potentially dilutive securities were excluded from diluted loss per share as the Company had a net loss: 188,082 for outstanding warrants and 502,327 related to the Series A Preferred Stock and 385,075 related to outstanding options. In addition, 455,630 options were excluded from the diluted loss per share calculations as the exercise price of these shares exceeded the per share value of the common stock.

For the six months ended June 30, 2018, the following 2,779,975 potentially dilutive securities were excluded from diluted loss per share as the Company had a net loss: 917,950 for outstanding warrants, 974,487 related to the Series A Preferred Stock, 481,722 related to the Series B Preferred Stock and 405,816 related to outstanding options. In addition, 693,801 options were excluded from the diluted loss per share calculations as the exercise price of these shares exceeded the per share value of the common stock.

For the six months ended June 30, 2017, the following 625,291 potentially dilutive securities were excluded from diluted loss per share as the Company had a net loss: 177,058 for outstanding warrants and 450,232 related to the Series A Preferred Stock and 385,075 related to options. In addition, 422,745 options were excluded from the diluted loss per share calculations as the exercise price of these shares exceeded the per share value of the common stock.

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

The following table provides a reconciliation of net (loss) to preferred shareholders and common stockholders for purposes of computing net (loss) per share for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net (loss) earnings from continuing operations	$(921,288)	$(544,317)	$(3,115,134)	$(1,116,700)
Less: preferred stock dividends	(114,908)	(73,732)	(229,816)	(144,141)
Net income (loss) attributable to shareholders	$(1,036,196)	$(618,049)	$(3,344,950)	$(1,260,841)
Denominator (basic):
Weighted average common shares outstanding	14,533,030	5,488,094	14,514,864	5,284,722
Participating securities - Series A preferred stock	974,487	398,138	974,487	398,138
Participating securities - Series B preferred stock	481,722	-	481,722	-
Weighted average shares outstanding	15,989,239	5,886,232	15,971,073	5,682,860

Loss per common share - basic under two-class method	$(0.06)	$(0.10)	$(0.21)	$(0.22)

Denominator (diluted):
Weighted average common shares outstanding	14,533,030	5,488,094	14,514,864	5,284,722
Participating securities - Series A preferred stock	974,487	398,138	974,487	398,138
Participating securities - Series B preferred stock	481,722	-	481,722	-
Weighted average shares outstanding	15,989,239	5,886,232	15,971,073	5,682,860

Loss per common share - basic under two-class method	$(0.06)	$(0.10)	$(0.21)	$(0.22)

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions for potential recognition or disclosure through August 14, 2018, the date the financial statements were available to be issued, in accordance with ASC 855-10-50 and has determined that there have been no events that have occurred that would require adjustments to, or disclosures in, the consolidated financial statements.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in Management’s Discussion and Analysis or MD&A, other than purely historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include estimates, projections, and statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Historical results may not indicate future performance. Our forward-looking statements reflect our current views about future events. They are based on assumptions and subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in Item 1A of the Annual Report on Form 10-K filed with the SEC on April 12, 2018. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

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

Executive Summary — a general description of our business and key highlights of the three and six months ended June 30, 2018.

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

Brekford, headquartered in Hanover, Maryland, is a leading public safety technology service provider of fully integrated automated traffic safety enforcement, or ATSE, solutions, including speed, red light, and distracted driving cameras, as well as citation management software and secure electronic evidence storage. Brekford is also in the final stages of development of a new traffic safety product, Argos Guardian, which is currently undergoing field testing, and is expected to be piloted in several jurisdictions later in 2018. The patent pending system will combine leading edge camera and radar technology with an advanced triggering mechanism to detect, capture, and record "move over" law violations. It will also include built-in artificial intelligence-based automated license plate reader, or ALPR, capability. When combined with Brekford’s comprehensive citation management software suite, iP360, Argos Guardian will provide an innovative technology solution that can assist law enforcement agencies in improving the safety of officers and emergency response personnel.

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

General

The information provided in this discussion and analysis of Novume’s financial condition and results of operations covers the three and six months ended June 30, 2018 and 2017. In 2017, we completed the acquisition of Firestorm, the Brekford Merger, the acquisition of Global and the purchase of certain assets of BC Management (described below).

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

Recent Acquisitions

Secure Education Consultants Acquisition

On January 1, 2018, Novume completed its acquisition of certain assets of Secure Education. Secure Education’s security and safety experts provide customized emergency protocols and critical incident response training for schools and child care organizations and will further augment the risk mitigation and crisis management services we provide to our clients through Firestorm. Consideration paid as part of this acquisition included: (a) $99,197 in cash, (b) 33,333 shares of Novume common stock valued at $163,332; (c) warrants to purchase 33,333 shares of Novume common stock, exercisable over a period of five years, at an exercise price of $5.44 per share valued at $65,988 and (d) warrants to purchase 33,333 of Novume common stock, exercisable over a period of five years at an exercise price of $6.53 per share valued at $57,484. As the Secure Education acquisition has recently been completed, we are currently in the process of completing the preliminary purchase price allocation treating the Secure Education acquisition as a business combination. The preliminary purchase price allocation for Secure Education is included in our consolidated financial statements for the three and six months ended June 30, 2018. As of June 30, 2018, there are 66,666 Secure Education warrants outstanding.

BC Management Acquisition

On December 31, 2017, Novume completed its acquisition of certain assets of BC Management through Firestorm. Consideration paid as part of this acquisition included: (a) $100,000 in cash, (b) 33,333 shares of Novume common stock valued at $163,332 and (c) 66,666 warrants to purchase Novume common stock valued at $123,472. As the BC Management acquisition has recently been completed, we are currently in the process of completing the preliminary purchase price allocation treating the BC Management acquisition as a business combination. The preliminary purchase price allocation for BC Management is included in the Company’s consolidated financial statements at June 30, 2018 and December 31, 2017. BC Management results are included in our statement of operations for the period beginning after December 31, 2017.

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

Brekford Acquisition

On August 28, 2017, the mergers by and among Novume, KeyStone, Brekford, Brekford Merger Sub, Inc., and KeyStone Merger Sub, LLC, were consummated (the “Brekford Merger”). As a result, Brekford became a wholly owned subsidiary of Novume, and Brekford Merger Sub, Inc. ceased to exist. KeyStone Merger Sub, LLC also became a wholly owned subsidiary of Novume, and KeyStone Solutions, Inc. ceased to exist. When KeyStone Merger Sub filed its certificate of merger with the Secretary of State of the State of Delaware, it immediately effectuated a name-change to KeyStone Solutions, LLC, the name by which it is now known. For the purpose of this document any references to KeyStone are to KeyStone Solutions, Inc. prior to August 28, 2017 and to KeyStone Solutions, LLC on and after August 28, 2017.

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

●
$1,000,000 in the aggregate in the form of four unsecured, subordinated promissory notes issued by Novume with interest payable over, and principal due after, five years after the Firestorm Closing Date, to all the Members of the Firestorm Entities (consisting of the Firestorm Principals and Lancer Financial Group, Inc. (“Lancer”)). The principal amount of the note payable to Lancer is $500,000 (the “Lancer Note”). The principal amount of the note payable to Mr. Rhulen is $166,666.66. The principal amount of the notes payable to each of Mr. Satterfield and Ms. Loughlin is $166,666.67. (The notes payable to Mr. Rhulen, Ms. Loughlin and Mr. Satterfield are individually referred to herein as a “Firestorm Principal Note” and collectively, as the “Firestorm Principal Notes”). The Firestorm Principal Notes are payable at an interest rate of 2% and the Lancer Note is payable at an interest rate of 7%. $907,407 was recorded to notes payable to reflect the net fair value of the notes issued due to the difference in interest rates. The Lancer Note also has a capped subordination of $7,000,000, subject to the consent of Lancer;

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

Impact of Current Federal Budget on Defense Spending

The 2018 Act represents the largest investment in national defense in 15 years. Although the 2018 Act included a 2.4% pay raise for military personnel, it also provides for significant increases in military procurements. We believe that increased defense spending will flow down to government contractor and provide them with new opportunities to offer national defense product and services to the federal government.

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

Promissory Note

On April 3, 2018, Novume and Brekford entered into a transaction pursuant to which an institutional investor (the “Lender”) loaned $2,000,000 to Novume and Brekford (the “April 2018 Promissory Note”). The loan is due and payable on May 1, 2019 and bears interest at 15% per annum, with a minimum of 15% interest payable regardless of when the loan is repaid. The loan is secured by a security interest in all of the assets of Brekford. In addition, Novume agreed to issue 35,000 shares of common stock to the Lender, which shares contain piggy-back registration rights. If the shares are not so registered on the next selling shareholder registration statement, Novume shall be obligated to issue an additional 15,000 shares to the Lender. Upon any sale of Brekford or its assets, the Lender will be entitled to receive 7% of any proceeds received by Novume or Brekford in excess of $5 million (the “Lender’s Participation”). In addition, commencing January 1, 2020, the Lender shall be paid 7% of Brekford’s earnings before interest, taxes, depreciation and amortization, less any capital expenditures, which amount would be credited for any payments that might ultimately be paid to the Lender as its Lender’s Participation, if any. At April 3, 2018, the fair value of shares issued was $126,000 and designated as financing cost and the amortized financing cost for the three months ended June 30, 2018 was determined to be $29,076. The April 2018 Promissory note has an effective interest rate of 20.8%.

Other than as discussed above and elsewhere in this Quarterly Report on Form 10-Q, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Results of Operations – Comparison of the Three Months Ended June 30, 2018 and 2017

Consolidated operating results for three months ended June 30, 2017 include AOC Key Solutions and Firestorm, but do not include operations from Brekford or Global. Consolidated operating results for three months ended June 30, 2018 include AOC Key Solutions, Firestorm, Brekford and Global.

Novume Solutions, Inc.
Consolidated Statements of Operations
For the Three Months Ended June 30, 2018 and 2017

	For the Three Months ended June 30,
	2018	2017
Revenue	$12,338,164	$3,470,553
Cost of revenue	8,865,374	1,850,059
Gross profit	3,472,790	1,620,494

Operating expenses
Selling, general, and administrative expenses	4,328,625	2,454,812
Loss from operations	(855,835)	(834,318)
Other expense
Interest expense	(170,856)	(28,800)
Other income	105,403	-
Total other (expense) income	(65,453)	(28,800)
Loss before income taxes	(921,288)	(863,118)
Benefit from income taxes	-	318,801
Net loss	$(921,288)	$(544,317)

Revenue

Revenue increased by $8,867,611, or 256%, to $12,338,164 for the three months ended June 30, 2018, compared to $3,470,553 for the three months ended June 30, 2017. Aggregate revenue attributable to Brekford and Global for the three months ended June 30, 2018 was $8,305,546. Aggregate revenue attributable to legacy Novume (AOC Key Solutions and Firestorm) for the three months ended June 30, 2018 was $4,032,618, an increase of 16.2% compared to the prior year period due to the integration of BC Management and Secure Education into Firestorm and increased contract activity within AOC Key Solutions.

Cost of Revenue

Total cost of revenue for the three months ended June 30, 2018 increased $7,015,315, or 379%, to $8,865,374 compared to $1,850,059 for the three months ended June 30, 2017. Aggregate cost of revenue attributable to Brekford and Global for the three months ended June 30, 2018 was $6,816,112. Aggregate cost of revenue attributable to legacy Novume for the three months ended June 30, 2018 was $2,049,263, or 50.8% of revenue which is a decrease from the prior year legacy period of 53.1% of revenue and is primarily attributable to a decrease in costs of contract labor.

Gross Profit

Gross profit for three months ended June 30, 2018 increased by $1,852,295, or 114%, to $3,472,790 compared to $1,620,494 for the three months ended June 30, 2017. Aggregate gross profit attributable to Brekford and Global for the three months ended June 30, 2018 was $1,489,435. Aggregate gross profit attributable to legacy Novume for the three months ended June 30, 2018 was $1,983,355, an increase of 22.4% compared to the prior year period.

The gross profit margin was 28.1% for the three months ended June 30, 2018, compared to 46.7% for the three months ended June 30, 2017. Excluding the 17.6% gross profit margin for Brekford and Global, the gross profit margin for legacy Novume for the three months ended June 30, 2018 was 49.2% compared to the prior year period of 46.2%. Because staffing companies, such as Global, have greater costs of services as compared to professional services support providers such as AOC Key Solutions, the addition of Global has had an impact of lowering the consolidated gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2018, increased by $1,873,813, or 76%, to $4,328,625 compared to $2,454,812 for the three months ended June 30, 2017. Aggregate selling, general and administrative expenses attributable to Brekford and Global for the three months ended June 30, 2018 was $1,402,101. Aggregate selling, general and administrative expenses attributable to legacy Novume for the three months ended June 30, 2018 was $2,926,524, an increase of 33.9% compared to the prior year period.

The increase in selling, general and administrative expenses of legacy Novume was primarily due to increases in professional, legal fees, board and corporate expenses, and expenses related to maintaining compliance with applicable listing rules and SEC requirements. As percentage of revenue, our selling, general and administrative expenses for the three months ended June 30, 2018 decreased to 35.1% compared to 70.7% for the three months ended June 30, 2017.

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

Other Expense

Other expense, net, for the three months ended June 30, 2018 was $65,453 compared to other expense of $28,800 for the three months ended June 30, 2017. This increase was primarily related to an increase of $142,056 of interest expense offset by approximately $100,000 reversal of a prior year accrued expense.

Income Tax Expense

Our income tax provision for the three months ended June 30, 2018 was $0 compared to a benefit of $0.3 million for the three months ended June 30, 2017. The decrease in the tax benefit recorded is due to the full valuation allowance on our deferred tax assets.

Our income tax provision for the six months ended June 30, 2018 was $0, compared to a benefit of $0.7 million for the six months ended June 30, 2017. The decrease in the tax benefit recorded is due to the full valuation allowance on our deferred tax assets. The Company established a valuation allowance against deferred tax assets during 2017 and has continued to maintain a full valuation allowance through the six months ended June 30, 2018; therefore, there was no tax benefit recognized for the losses incurred for the six months ended June 30, 2018.

Net Loss

Net loss for the three months ended June 30, 2018, was $921,288 compared to a net loss of $544,317 for the three months ended June 30, 2017. The net loss margin was 7.5% for the three months ended June 30, 2018, compared to a net loss margin of 15.7% for the three months ended June 30, 2017. The increase in selling, general and administrative expenses in the current quarter compared to the prior period increased the net loss.

Results of Operations – Comparison of the Six Months Ended June 30, 2018 and 2017

Consolidated operating results for six months ended June 30, 2017 include AOC Key Solutions, and include Firestorm operations only for the period from January 25, 2017 through June 30, 2017, but do not include operations from Brekford or Global. Consolidated operating results for six months ended June 30, 2018 include AOC Key Solutions, Firestorm, Brekford and Global.

Novume Solutions, Inc.
Consolidated Statements of Operations
For the Six Months Ended June 30, 2018 and 2017

	For the Six Months ended June 30,
	2018	2017
Revenue	$23,556,933	$6,710,250
Cost of revenue	16,999,410	3,560,176
Gross profit	6,557,523	3,150,074

Operating expenses
Selling, general, and administrative expenses	9,609,575	4,942,104
Loss from operations	(3,052,052)	(1,792,030)
Other expense
Interest expense	(263,806)	(63,905)
Other income	200,724	-
Total other (expense) income	(63,082)	(63,905)
Loss before income taxes	(3,115,134)	(1,855,935)
Benefit from income taxes		739,235
Net loss	$(3,115,134)	$(1,116,700)

Revenue

Revenue increased by $16,846,683, or 251%, to $23,556,933 for the six months ended June 30, 2018, compared to $6,710,250 for the six months ended June 30, 2017. Aggregate revenue attributable to Brekford and Global for the six months ended June 30, 2018 was $15,939,261. Aggregate revenue attributable to legacy Novume for the six months ended June 30, 2018 was $7,617,672, an increase of 13.5% compared to the prior year period due to an increase in revenue attributable to the integration of BC Management and Secure Education into Firestorm and increased contract activity within AOC Key Solutions.

Cost of Revenue

Total cost of revenue for the six months ended June 30, 2018 increased $13,439,234, or 377%, to $16,999,410 compared to $3,560,176 for the six months ended June 30, 2017. Aggregate cost of revenue attributable to Brekford and Global for the six months ended June 30, 2018 was $13,127,870. Aggregate cost of revenue attributable to legacy Novume for the six months ended June 30, 2018 was $3,871,540, or 50.8% of revenue which is consistent with the prior year legacy period of 50.8% of revenue.

Gross Profit

Gross profit for six months ended June 30, 2018 increased by $3,407,449, or 108%, to $6,557,523 compared to $3,150,074 for the six months ended June 30, 2017. Aggregate gross profit attributable to Brekford and Global for the six months ended June 30, 2018 was $2,811,391. Aggregate gross profit attributable to legacy Novume for the six months ended June 30, 2018 was $3,746,132, an increase of 18.9% compared to the prior year period.

The gross profit margin was 27.8% for the six months ended June 30, 2018, compared to 46.9% for the six months ended June 30, 2017. Excluding the 17.6% gross profit margin for Brekford and Global, the gross profit margin for legacy Novume for the six months ended June 30, 2018 and 2017 was relatively consistent at 49.2% and 49.2%, respectively. Because staffing companies, such as Global, have greater costs of services as compared to professional services support providers such as AOC Key Solutions, the addition of Global has had an impact of lowering the consolidated gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2018, increased by $4,667,471, or 94.4%, to $9,609,575 compared to $4,942,104 for the six months ended June 30, 2017. Aggregate selling, general and administrative expenses attributable to Brekford and Global for the six months ended June 30, 2018 was $2,990,164. Aggregate selling, general and administrative expenses attributable to legacy Novume for the six months ended June 30, 2018 was $6,619,411, an increase of 33.9% compared to the prior year period.

The increase in selling, general and administrative expenses of legacy Novume was primarily due to increases in professional, legal fees, board and corporate expenses, and expenses related to maintaining compliance with applicable listing rules and SEC requirements. As percentage of revenue, our selling, general and administrative expenses for the six months ended June 30, 2018 decreased to 40.8% compared to 73.7% for the six months ended June 30, 2017.

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

Other Expense

Other expense, net, for the six months ended June 30, 2018 was $63,082 compared to other expense of $63,905 for the six months ended June 30, 2017. This decrease was related to an increase of $199,901 of interest expense offset by a $200,000 adjustment to holdback consideration and the reversal of a prior year accrued expense.

Income Tax Expense

Our income tax provision for the six months ended June 30, 2018 was $0, compared to a benefit of $0.3 million for the six months ended June 30, 2017. The decrease in the tax benefit recorded is due to the full valuation allowance on our deferred tax assets. The Company established a valuation allowance against deferred tax assets during 2017 and has continued to maintain a full valuation allowance through the six months ended June 30, 2018; therefore, there was no tax benefit recognized for the losses incurred for the six months ended June 30, 2018.

Net Loss

Net loss for the six months ended June 30, 2018, was $3,115,134 compared to a net loss of $1,116,700 for the six months ended June 30, 2017. The net loss margin was 13.2% for the six months ended June 30, 2018, compared to a net loss margin of 16.6% for the six months ended June 30, 2017. The increase in selling, general and administrative expenses in the six months ended June 30, 2018 compared to the prior period increased the net loss.

Cash Flow

Novume expects to finance its operations over the next twelve months from the date of this Form 10-Q primarily through existing cash flow, supplemented as necessary by funds available through access to credit and through access to additional capital, to the extent available to the Company.

The net cash flows from operating, investing and financing activities for the periods below were as follows:

	Six months ended June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(1,809,427)	$(1,082,664)
Investing activities	971,735	(38,188)
Financing activities	980,942	1,248,119
Net increase in cash and cash equivalents:	$143,250	$127,267

Cash Used in Operating Activities

For the six months ended June 30, 2018, net cash used in operating activities was $1,809,427. Cash was used primarily to fund our loss from operations of $3,115,134 and was affected by the increase in current liabilities of $594,712, offset by a decrease in current assets of $130,034. We also incurred non-cash expenses of $841,029 including depreciation and amortization, amortization of intangibles, share-based compensation, deferred rent, financing related costs and changes in fair value of derivative liability.

For the six months ended June 30, 2017, net cash used in operating activities was $1,082,664. Cash was used primarily to fund our loss from operations of $1,116,700 and was affected by the increase in current liabilities of $788,422, offset by a decrease in current assets of $231,625. We also incurred non-cash expenses of $485,761 including depreciation and amortization, provision for losses on accounts receivable, deferred tax effect, share-based compensation, deferred rent, warrant expense, and financing related costs.

Cash Provided by and Used in Investing Activities

For the six months ended June 30, 2018, net cash provided by investing activities of $971,735 was primarily as a result of $1,475,000 of proceeds from the sale of a note receivable offset by the development of new products including the allocation of certain labor costs and the purchase of computer hardware and equipment.

For the six months ended June 30, 2017, net cash used in investing activities of $38,188 related to the purchase of computer hardware and equipment.

Cash Provided by Financing Activities

For the six months ended June 30, 2018, net cash provided by financing activities of $980,942 related to the proceeds from notes payable of $2,000,000 and the exercise of options of $6,697 offset by the net short-term repayments of $850,739 and the payment of Series A and Series B Preferred Stock dividends of $229,816.

For the six months ended June 30, 2017, net cash provided by financing activities of $1,248,119 related to proceeds from the issuance of preferred stock of $1,809,964, net of fees, offset by the payment of Series A Preferred Stock dividends of $144,141 and the acquisition of Firestorm of $417,704, net of cash acquired.

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

We also lease office space in: New Orleans, Louisiana under the terms of a three-year lease which expired on May 31, 2018, and lease payments are currently on a month-to-month basis; Roswell, Georgia under a lease expiring January 31, 2022; Hanover, Maryland under a lease expiring December 31, 2018; and Fort Worth, Texas under a lease expiring January 31, 2022. In addition, we lease office space from Global Public Safety on a month-to-month basis under an operating lease with a 90-day termination notice by either party. Furthermore, we lease office space in Grand Rapids, Michigan under a seven-year lease expiring in October 2023.

Rent expense for the six months ended June 30, 2018 and 2017 was $398,795 and $275,467, respectively, and is included in selling, general and administrative expenses.

As of June 30, 2018, the future obligations over the primary terms of the long-term leases expiring through 2023 are as follows:

2018 (remainder of year)	$400,307
2019	624,228
2020	190,599
2021	101,386
2022	38,873
Thereafter	30,393
Total	$1,385,786

We are the lessor in an agreement to sublease office space in Chantilly, Virginia with an initial term of two years with eight one-year options to renew the lease through October 31, 2019. The lease provides for an annual increase in base rent and expenses of 2.90%. The initial term ended October 31, 2011 and we exercised the renewal options through 2014. On April 7, 2015, the lease was amended to sublease more space to the subtenant and change the rental calculation. The sublease agreement provided for an offset of $91,267 to rent expense for the six months ended June 30, 2018 and 2017.

Liquidity and Capital Resources

During 2017 and 2018, we have funded our operations primarily through cash from operating activities from our subsidiaries, revolving lines of credit, issuance of debt, the completed Reg A offering and the sale of assets. As of June 30, 2018, we had unrestricted cash and cash equivalents of $2,100,462 and working capital deficit of $618,511, as compared to unrestricted cash and cash equivalents of $1,957,212 and working capital of $2,750,578 as of December 31, 2017.

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

On December 31, 2017, we declared and accrued dividends of $87,907 payable to Series A shareholders of record as of December 31, 2017. On January 5, 2018, we paid cash dividends of $87,907 to Series A shareholders of record as of December 31, 2017. On April 6, 2018, we paid cash dividends of $87,907 to Series A shareholders of record as of March 31, 2018. On June 30, 2018, we declared and accrued dividends of $87,907 payable to Series A shareholders of record as of June 30, 2018. On July 9, 2018, we paid cash dividends of $87,907 to Series A shareholders of record as of June 30, 2018.

As part of the Global Merger, we issued 240,861 shares of $0.0001 par value Series B Preferred Stock. All Series B Preferred Stock was issued at a price of $10.00 per share as part of the acquisition of the Global Merger. The Series B Preferred Stock has a conversion price of $5.00 per share. Each Series B Preferred Stock has an automatic conversion feature based on the share price of Novume. The Series B Preferred Stock is entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. On December 31, 2017, we declared and accrued dividends of $27,001 payable to Series B shareholders of record on December 31, 2017. On January 5, 2018, we paid cash dividends of $27,001 to Series B shareholders of record as December 31, 2017. On April 6, 2018, we paid cash dividends of $27,001 to Series B shareholders of record as of March 31, 2018. On June 30, 2018, we declared and accrued dividends of $27,001 payable to Series B shareholders of record as of June 30, 2018. On July 9, 2018, we paid cash dividends of $27,001 to Series B shareholders of record as of June 30, 2018.

Operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable, accrued expenses, current portion of long-term debt and lines of credit, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances.

On August 11, 2016, we entered into a Loan and Security Agreement (the “2016 Line of Credit”) with Sandy Spring Bank (“SSB”). The 2016 Line of Credit was comprised of: 1) an asset-based revolving line of credit up to $1,000,000 for short-term working capital needs and general corporate purposes which matured on July 31, 2017, bore interest at the Wall Street Journal Prime Rate, floating, plus 0.50% and was secured by a first lien on all of our business assets; and 2) an optional term loan of $100,000, which was for permanent working capital, bore interest at the Wall Street Journal Prime Rate, floating, plus 0.75%, required monthly payments of principal plus interest to fully amortize the loan over four years, was secured by a first lien on all of our business assets, cross-collateralized and cross-defaulted with the revolving line of credit, and was to mature on February 15, 2019.

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

As such, as of June 30, 2018 and 2017, Novume had no balances due for the 2016 Line of Credit and there were no amounts outstanding as of the date of this Form 10-Q.

Global has revolving lines of credit with Wells Fargo Bank, National Association (“WFB”) (“the Global Wells Agreements”). WFB agreed to advance to Global, 90% of all eligible accounts with a maximum facility amount of $5,000,000. Interest is payable under the Global Wells Agreements at a monthly rate equal to the Three-Month LIBOR in effect from time to time plus 3% plus the Margin. The Margin is 3%. Payment of the revolving lines of credit is secured by the accounts receivable of Global. The current terms of the Global Wells Agreements run through December 31, 2018, with automatic renewal terms of 12 months. WFB or Global may terminate the Global Wells Agreements upon at least 60 days’ written notice prior to the last day of the current term. The principal balance at June 30, 2018 and December 31, 2017 was $2,012,997 and $2,057,259, respectively. As part of the lines of credit agreements, Global must maintain certain financial covenants. Global met all financial covenant requirements for the three months ended March 31, 2018.

On November 12, 2017, AOC Key Solutions entered into an Account Purchase Agreement and related agreements (the “AOC Wells Agreement”) with WFB. Pursuant to the AOC Wells Agreement, AOC Key Solutions agreed to sell and assign to WFB all of its Accounts (as such term is defined in Article 9 of the Uniform Commercial Code), constituting accounts arising out of sales of Goods (as such term is defined in Article 9 of the Uniform Commercial Code) or rendition of services that WFB deems to be eligible for borrowing under the AOC Wells Agreement. WFB agreed to advance to AOC Key Solutions, 90% of all eligible accounts with a maximum facility amount of $3,000,000. Interest is payable under the AOC Wells Agreement at a monthly rate equal to the Daily One Month LIBOR in effect from time to time plus 5%. The AOC Wells Agreement also provides for a deficit interest rate equal to the then applicable interest rate plus 50% and a default interest rate equal to the then applicable interest rate or deficit interest rate, plus 50%. The initial term of the AOC Wells Agreement runs through December 31, 2018 (the “Initial Term”), with automatic renewal terms of 12 months (the “Renewal Term”), commencing on the first day after the last day of the Initial Term. AOC Key Solutions may terminate the AOC Wells Agreement upon at least 60 days’ prior written notice, but no more than 120 days’ written notice, prior to and effective as of the last day of the Initial Term or the Renewal Term, as the case may be. WFB may terminate the AOC Wells Agreement at any time and for any reason upon 30 days’ written notice or without notice upon the occurrence of an Event of Default (as such term is defined in the Agreement) after the expiration of any grace or cure period. The principal balance at June 30, 2018 and December 31, 2017 was $854,650 and $1,606,327, respectively. As part of the line of credit agreement, AOC Key Solutions must maintain certain financial covenants. AOC Key Solutions met all financial covenant requirements for the three months ended June 30, 2018.

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

On April 3, 2018, Novume and Brekford entered into a transaction pursuant to which an institutional investor (the “Lender”) loaned $2,000,000 to Novume and Brekford (the “April 2018 Promissory Note”). The loan is due and payable on May 1, 2019 and bears interest at 15% per annum, with a minimum of 15% interest payable regardless of when the loan is repaid. The loan is secured by a security interest in all of the assets of Brekford. In addition, Novume agreed to issue 35,000 shares of common stock to the Lender, which shares contain piggy-back registration rights. If the shares are not so registered on the next selling shareholder registration statement, Novume shall be obligated to issue an additional 15,000 shares to the Lender. Upon any sale of Brekford or its assets, the Lender will be entitled to receive 7% of any proceeds received by Novume or Brekford in excess of $5 million (the “Lender’s Participation”). In addition, commencing January 1, 2020, the Lender shall be paid 7% of Brekford’s earnings before interest, taxes, depreciation and amortization, less any capital expenditures, which amount would be credited for any payments that might ultimately be paid to the Lender as its Lender’s Participation, if any. At April 3, 2018, the fair value of shares issued was $126,000 and designated as financing cost and the amortized financing cost for the three months ended June 30, 2018 was determined to be $29,076. The April 2018 Promissory note has an effective interest rate of 20.8%.

The Company has generated losses since its inception in August 2017 and has relied on cash on hand, external bank lines of credit, issuance of debt and the sale of a note to provide cash for operations. The Company attributes losses to merger costs, public company corporate overhead, lower than expected revenue and lower gross profit of some of our subsidiaries. As of and for the six months ended June 30, 2018, the Company incurred a net loss from continuing operations of approximately $3.1 million and used approximately $1.8 million in net cash from operating activities from continuing operations. The Company had total cash and cash equivalents of approximately $2.1 million as of June 30, 2018 and a negative net working capital of $0.6 million.

No additional sources of capital have been obtained or committed through the date these consolidated financial statements were available to be issued. Although certain of our subsidiaries are profitable, due to the operating costs associated with being a public company and expenses related to product development and commercialization costs at other subsidiaries, we anticipate that we will operate at a loss for the foreseeable future.

We continue to seek additional funding. However, no assurance can be given that we will be successful in raising adequate funds needed. If we are unable to raise additional capital when required or on acceptable terms, we may have to delay, scale back or discontinue the development or commercialization of one of our products, restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. The Company will implement its plans to reduce or defer expenses and cash outlays unless operations improve in the look-forward period.

Uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future and thereafter, and no assurances can be given that such funding will be available at all or will be available in sufficient amounts or on reasonable terms. Without additional funds from debt or equity financing, sales of assets or other transactions yielding funds, we may exhaust our resources and may be unable to continue operations. Absent additional funding, we believe that our cash and cash equivalents will not be sufficient to fund our operations for a period of one year or more after the date that these consolidated financial statements are available to be issued based on the timing and amount of our projected net loss from continuing operations and cash to be used in operating activities during that period of time.

As a result, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are available to be issued. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be different should the Company be unable to continue as a going concern based on the outcome of these uncertainties described above.

As of June 30, 2018, Novume did not have any material commitments for capital expenditures.

Recent Events

None.

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

The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the accompanying consolidated balance sheets. Revenues recognized for services performed, but not yet billed to clients, are recorded as unbilled services. Revenues recognized, but for which the Company has not yet been entitled to bill because certain events must occur, such as the completion of the measurement period or client approval, are recorded as contract assets and included within unbilled services. Client prepayments and retainers are classified as deferred revenues and recognized over future periods, as earned, in accordance with the applicable engagement agreement. As of December 31, 2017, the Company had $117,636 of deferred revenue, of which $19,063 and $30,303, was recognized for the three and six months ended June 30, 2018, respectively.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. We perform continuing credit evaluations of our clients’ financial condition, and Novume generally does not require collateral.

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

We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and our assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. The balance in the allowance for doubtful accounts was $24,000 as of June 30, 2018 and December 31, 2017. However, actual write-offs might exceed the recorded allowance.

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

As of June 30, 2018, our evaluation revealed no uncertain tax positions that would have a material impact on the financial statements. The 2014 through 2017 tax years remain subject to examination by the IRS, as of June 30, 2018. Our management does not believe that any reasonably possible changes will occur within the next twelve months that will have a material impact on the financial statements.

Going Concern and Management’s Plan

Beginning with the year ended December 31, 2017 and all annual and interim periods thereafter, management will assess going concern uncertainty in the Company’s consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections and estimates, and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

The Company has generated losses since its inception in August 2017 and has relied on cash on hand, external bank lines of credit, issuance of debt and the sale of a note to provide cash for operations. The Company attributes losses to merger costs, public company corporate overhead and lower than expected revenue and lower gross profit of some of our subsidiaries. As of and for the six months ended June 30, 2018, the Company incurred a net loss from continuing operations of approximately $3.1 million and used approximately $1.8 million in net cash from operating activities from continuing operations. The Company had total cash and cash equivalents of approximately $2.1 million as of June 30, 2018 and a negative net working capital of $0.6 million.

No additional sources of capital have been obtained or committed through the date these consolidated financial statements were available to be issued. While certain of our subsidiaries are profitable and due to the operating costs associated with being a public company and expenses related to product development and commercialization, we anticipate that we will operate at a loss for the foreseeable future.

We continue to seek additional funding. However, no assurance can be given that we will be successful in raising adequate funds needed. If we are unable to raise additional capital when required or on acceptable terms, we may have to delay, scale back or discontinue the development or commercialization of one of our products, restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. The Company will implement its contingency plans to reduce or defer expenses and cash outlays unless operations improve in the look-forward period.

Uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future and thereafter, and no assurances can be given that such funding will be available at all or will be available in sufficient amounts or on reasonable terms. Without additional funds from debt or equity financing, sales of assets or other transactions yielding funds, we may exhaust our resources and may be unable to continue operations. Absent additional funding, we believe that our cash and cash equivalents will not be sufficient to fund our operations for a period of one year or more after the date that these consolidated financial statements are available to be issued based on the timing and amount of our projected net loss from continuing operations and cash to be used in operating activities during that period of time.

As a result, substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date that these consolidated financial statements are available to be issued. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be different should the Company be unable to continue as a going concern based on the outcome of these uncertainties described above.

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

On January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers, using the modified retrospective method. Novume has aggregated and reviewed all contracts at the date of initial application that are within the scope of Topic 606, excluding time-and-expense contracts at AOC Key Solutions and Global since Topic 606 does not have a material impact on time-and-expense contracts. Based on its evaluation, the adoption of Topic 606 did not have a material impact on the Company’s balance sheet or related consolidated statements of operations, equity or cash flows. Therefore, prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. The impact of adopting Topic 606 to the Company as of January 1, 2018 relate to: (1) a change to franchisee agreements recorded prior to 2017 of $22,000 which will be amortized over remaining term of the franchisee agreements; and (2) the timing of certain contractual agreements which amounted to $45,000 and subsequently recognized as revenue in six months ended June 30, 2018 resulting in (3) an increase in each of deferred revenue and accumulated deficit of $67,000. The impact of adopting Topic 606 on our consolidated balance sheet as of June 30, 2018 is a $50,500 reduction to deferred revenue. The impact of adopting Topic 606 on our consolidated income statement for the six months ended June 30, 2018 is a $50,500 increase in revenue. Revenue recognition related to the Company’s other revenue streams will remain substantially unchanged. As of June 30, 2018, approximately $16,500 of deferred revenue recognized upon adoption of Topic 606 is expected to be recognized from remaining performance obligations for a franchise contract over the next 18 months.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018.

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

Novume Solutions, Inc.

Date: August 14, 2018		/s/ Robert A. Berman
	Name:	Robert A. Berman
	Title:	Chief Executive Officer
Principal Executive Officer

Date: August 14, 2018		/s/ Riaz Latifullah
	Name:	Riaz Latifullah
	Title:	EVP Corporate Development
Principal Financial and Accounting Officer
Authorized Signatory