Form 10-Q
period 2018-09-30
Novume Solutions, Inc.
filed 2018-11-13
CIK 1697851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2018 the Registrant had 18,767,619 shares of common stock, $0.0001 par value per share outstanding.

Novume Solutions, Inc. and Subsidiaries
Form 10-Q
For the Quarterly Period Ended September 30, 2018

Part I
FINANCIAL INFORMATION

Item 1.
Financial Statements (Unaudited)

Novume Solutions, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$1,483,568	$1,957,212
Accounts receivable, net	6,810,791	6,707,294
Inventory	124,731	155,716
Note receivable	-	1,475,000
Other current assets	404,223	687,966
Total current assets	8,823,313	10,983,188
Property and Equipment
Furniture and fixtures	252,412	211,885
Office equipment	549,554	524,131
Camera systems	1,319,078	462,399
Vehicles	36,020	10,020
Leasehold improvements	111,845	72,918
Total fixed assets	2,268,909	1,281,353
Less: accumulated depreciation	(892,153)	(633,014)
Net property and equipment	1,376,756	648,339
Goodwill	3,092,616	3,092,616
Intangibles, net	5,082,846	5,468,874
Other Assets
Investment at cost	262,140	262,140
Deposits and other long-term assets	44,386	143,583
Total other assets	306,526	405,723
Total assets	$18,682,057	$20,598,740
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$2,191,971	$1,390,877
Accrued expenses	3,189,473	3,060,512
Lines of credit	2,091,602	3,663,586
Notes payable, current portion	4,241	-
Deferred revenue	164,303	117,636
Total current liabilities	7,641,590	8,232,611
Long-Term Liabilities
Notes payable	3,390,295	1,405,994
Deferred rent	42,005	53,217
Total long-term liabilities	3,432,300	1,459,211
Total liabilities	11,073,890	9,691,822

Series A Cumulative Convertible Redeemable Preferred stock, $0.0001 par value, 505,000 shares authorized and 502,327 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	4,879,277	4,396,580

Stockholders' Equity
Common stock, $0.0001 par value, 30,000,000 shares authorized, 14,545,695 and 14,463,364 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1,455	1,447
Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of September 30, 2018 and December 31, 2017, respectively.	-	-
Series B Cumulative Convertible Preferred stock, $0.0001 par value, 240,861 shares authorized, issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	24	24
Additional paid-in capital	12,591,762	12,342,527
Accumulated deficit	(9,864,351)	(5,833,660)
Total stockholders’ equity	2,728,890	6,510,338
Total liabilities and stockholders’ equity	$18,682,057	$20,598,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Novume Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2018	2017	2018	2017
Revenue	$13,148,848	$4,421,574	$36,705,781	$11,131,825
Cost of revenue	9,229,054	2,457,806	26,228,464	6,017,982
Gross profit	3,919,794	1,963,768	10,477,317	5,113,843

Operating expenses
Selling, general, and administrative expenses	4,158,061	2,951,933	13,767,636	7,899,438
Loss from operations	(238,267)	(988,165)	(3,290,319)	(2,785,595)
Other expense
Interest expense	(244,034)	(33,720)	(507,841)	(97,624)
Other income	549	5,383	201,275	5,382
Total other (expense) income	(243,485)	(28,337)	(306,566)	(92,242)
Loss before income taxes	(481,752)	(1,016,502)	(3,596,885)	(2,877,837)
(Provision) benefit from income taxes	(22,082)	225,142	(22,082)	964,377
Net loss	$(503,834)	$(791,360)	$(3,618,967)	$(1,913,460)

Loss per common share - basic	$(0.05)	$(0.09)	$(0.31)	$(0.23)
Loss per common share - diluted	$(0.05)	$(0.09)	$(0.31)	$(0.23)

Weighted average shares outstanding
Basic	14,542,362	11,756,560	14,524,030	10,920,866
Diluted	14,542,362	11,756,560	14,524,030	10,920,866

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Novume Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Shares of Common Stock	Common Stock	Shares of Series B Preferred Stock	Series B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2017	14,463,364	$1,447	240,861	$24	$12,342,527	$(5,833,660)	$6,510,338
Adjustment to adopt new accounting guidance revenue recognition (1)	-	-	-	-	-	(67,000)	(67,000)
Balance as of January 1, 2018	14,463,364	$1,447	240,861	$24	$12,342,527	$(5,900,660)	$6,443,338
Stock-based compensation	-	-	-	-	295,684	-	295,684
Issuance of warrants	-	-	-	-	123,472	-	123,472
Net common stock issued in Secure Education Consultants acquisition	33,333	3	-	-	163,329	-	163,332
Issuance related to note payable	35,000	4	-	-	125,997	-	126,001
Issuance upon exercise of stock options	13,998	1	-	-	23,449	-	23,450
Preferred stock dividends	-	-	-	-	-	(344,724)	(344,724)
Accretion of Series A preferred stock	-	-	-	-	(482,696)	-	(482,696)
Net loss	-	-	-	-	-	(3,618,967)	(3,618,967)
Balance as of September 30, 2018	14,545,695	$1,455	240,861	$24	$12,591,762	$(9,864,351)	$2,728,890

(1) See Note 3 for additional information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Novume Solutions, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(3,618,967)	$(1,913,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	259,139	77,023
Provision for losses on accounts receivable	-	24,000
Deferred taxes	-	(964,377)
Share-based compensation	295,684	227,470
Amortization of financing costs	68,829	-
Deferred rent	(11,213)	(18,588)
Warrant expense	-	67,491
Change in fair value of derivative liability	(77,377)	-
Amortization of intangibles	772,833	327,120
Changes in operating assets and liabilities
Accounts receivable	(103,496)	(870,426)
Inventory	30,985	(1,460)
Deposits	-	(105)
Prepaid expenses and other current assets	283,742	(50,909)
Accounts payable	801,095	(196,460)
Accrued expenses and other current liabilities	219,423	987,522
Deferred revenue	(20,333)	50,007
Note receivable	-	51,000
Net cash used in operating activities	(1,099,656)	(2,204,152)
Cash Flows from Investing Activities
Proceeds from sale of note receivable	1,475,000	-
Capital expenditures	(955,730)	(52,985)
Net cash provided by (used in) investing activities	519,270	(52,985)
Cash Flows from Financing Activities
Deferred stock offering costs	-	75,655
Repayments of short-term borrowings	(1,571,984)	-
Proceeds from notes payable	2,000,000	47,341
Acquisition of Firestorm - net of cash acquired	-	(417,704)
Acquisition of Brekford - net of cash acquired	-	1,943,777
Net proceeds from exercise of options	23,450	-
Net proceeds from issuance of preferred stock	-	1,745,347
Payment of preferred dividends	(344,724)	(163,601)
Net cash provided by financing activities	106,742	3,230,815
Net increase in cash and cash equivalents	(473,644)	973,678
Cash and cash equivalents at beginning of period	1,957,212	2,788,587
Cash and cash equivalents at end of period	$1,483,568	$3,762,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Novume Solutions, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018 and 2017

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

For narrative purposes, Company and Novume references include AOC Key Solutions, Brekford, Firestorm and Global.

Novume and AOC Key Solutions are headquartered in Chantilly, Virginia. AOC Key Solutions provides consulting and technical support services to assist clients seeking U.S. Federal government contracts in the technology, telecommunications, defense, and aerospace industries.

Firestorm is a nationally-recognized leader in crisis management, crisis communications, emergency response, and business continuity, including workplace violence prevention, cyber-breach response, communicable illness/pandemic planning, predictive intelligence, and other emergency, crisis and disaster preparedness initiatives. Firestorm is headquartered in Roswell, Georgia.

Brekford, headquartered in Hanover, Maryland, is a leading public safety technology service provider of fully-integrated automated traffic safety solutions, including speed, red light, move-over and automatic license plate reading systems.

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

On October 9, 2018, the Company entered into a Management Services Agreement (the “MSA”) with OpenALPR Technology, Inc. (“OpenALPR”) whereby the Company will provide services to support the continued growth of OpenALPR’s platform. These services include sales, call center and customer support, engineering, marketing and website services along with business strategy, contract and other back office functions. The MSA provides for the Company to receive compensation on a time and materials basis for most services and a commission basis for sales of OpenALPR products.

On October 1, 2017, Novume acquired Global (see Note 4). Global provides temporary contract professional and skilled labor to businesses throughout the United States. Contracts to provide such services vary in length, usually less than one year. Global’s corporate offices are located in Fort Worth, Texas.

On December 31, 2017 and January 1, 2018, Firestorm acquired certain assets of BC Management, Inc. (“BC Management”) and Secure Education Consultants, LLC (“Secure Education”), respectively (see Note 4). These acquisitions provide risk management staffing and customized emergency protocols and critical incident response training. Results of operations for both BC Management and Secure Education have been included in the financial statements of Novume since January 1, 2018.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Novume, as the parent company, and its wholly owned subsidiaries AOC Key Solutions, Inc., Brekford Traffic Safety Inc., Novume Media, Inc., Chantilly Petroleum, LLC, Firestorm Solutions, LLC, Firestorm Franchising, LLC, Global Technical Services, Inc. and Global Contract Professionals, Inc.

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

Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

Going Concern Assessment

Beginning with the year ended December 31, 2017 and all annual and interim periods thereafter, management will assess going concern uncertainty in the Company’s consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans and external bank lines of credit, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

The Company has generated losses since its inception in August 2017 and has relied on cash on hand, external bank lines of credit, the sale of a note and a public offering of its common stock to support cashflow from operations. The Company attributes losses to merger costs, public company corporate overhead and investments made by some of our subsidiary operations. As of and for the nine months ended September 30, 2018, the Company had a net loss of approximately $3.6 million and working capital of approximately $1.2 million. The Company’s cash position was increased in April 2018 by the receipt of $2 million related to the issuance of a promissory note and in November 2018 by the proceeds of $2.8 million from the sale of common stock. Also, as discussed in Note 8, the maturity dates for the Avon Road Note and the April 2018 Promissory Note have been extended into 2020.

Management continues to seek additional funding to support its operations and planned acquisition of OpenALPR, however, no assurance can be given that it will be successful in raising adequate funds needed (see Note 13). If the Company is unable to raise additional capital when required or on acceptable terms, management may have to: terminate its intent to acquire OpenALPR; delay, scale back or discontinue the development or commercialization of some of our products; restrict the Company's operations; or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships The Company may implement its contingency plans to reduce or defer expenses and cash outlays if operations do not improve in the look-forward period.

Management believes that based on relevant conditions and events that are known and reasonably knowable that its current forecasts and projections, for one year from the date of the filing of the consolidated financial statements in this Quarterly Report on Form 10-Q, indicate improved operations and the Company’s ability to continue operations as a going concern for that one-year period. The Company is actively monitoring its operations, cash on hand and working capital. The Company has contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look-forward period or if additional financing is not available. Management believes the substantial doubt regarding the going concern reported at June 30, 2018 has been alleviated as a result of improved operations, the extended maturity dates on notes payable and the proceeds of the November stock issuance.

Cash and Cash Equivalents

Novume considers all highly liquid debt instruments purchased with the maturity of three months or less to be cash equivalents.

Brekford makes collections on behalf of certain client jurisdictions. Cash balances designated for these client jurisdictions as of September 30, 2018 and December 31, 2017 were $882,034 and $641,103, respectively, and correspond to equal amounts of related accounts payable.

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

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also considers recording as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. The balance in the allowance for doubtful accounts was $24,000 at both September 30, 2018 and December 31, 2017.

Accounts receivable at September 30, 2018 and December 31, 2017 included $1,728,393 and $1,259,089 in unbilled services, respectively, related to work performed in the period in which the receivable was recorded. The amounts are expected to be billed or were billed in the subsequent periods.

Inventory

Inventory principally consists of parts held temporarily until installed for service. Inventory is valued at the lower of cost or market value. The cost is determined by the lower of first-in, first-out (“FIFO”) method, while market value is determined by replacement cost for components and replacement parts.

Property and Equipment

The costs of furniture and fixtures, office equipment, automobiles and camera systems are depreciated over the useful lives of the related assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the lease. Depreciation and amortization is recorded on the straight-line basis.

The range of estimated useful lives used for computing depreciation are as follows:

Furniture and fixtures	2 - 10 years
Office equipment	2 - 5 years
Leasehold improvements	3 - 15 years
Automobiles	3 - 5 years
Camera systems	3 years

Repairs and maintenance are expensed as incurred. Expenditures for additions, improvements and replacements are capitalized. Depreciation expense for the three months ended September 30, 2018 and 2017 was $85,592 and $26,862, respectively, and for the nine months ended September 30, 2018 and 2017 was $259,139 and $77,023, respectively.

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

Revenue Recognition

On January 1, 2018, the Company adopted Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers, (Topic 606) using the modified retrospective approach applied to those contracts in effect as of January 1, 2018. Under this transition method, results for reporting periods beginning after January 1, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605, Revenue Recognition. See the Recently Issued Accounting Pronouncements section below for further discussion of the adoption of Topic 606, including the impact on our 2018 financial statements.

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

The payment terms and conditions in our customer contracts vary. Differences in the circumstances under which the Company is entitled to bill clients results in the recognition of revenue as either unbilled services or deferred revenues in the accompanying consolidated balance sheets. Revenues recognized for services performed, but not yet billed to clients, are recorded as unbilled services. Revenues recognized, but for which the Company has not yet been entitled to bill because certain events must occur, such as the completion of the measurement period or client approval, are recorded as contract assets and included within unbilled services. Client prepayments and retainers are classified as deferred revenues and recognized over future periods, as earned, in accordance with the applicable engagement agreement. As of December 31, 2017, the Company had $117,636 of deferred revenue, of which $12,333 and $42,636, was recognized for the three and nine months ended September 30, 2018, respectively.

See Note 3 – Revenue Recognition, for information on revenues disaggregated by contract type.

Advertising

The Company expenses all advertising costs as incurred. Such costs were not material for the three and nine months ended September 30, 2018 and 2017.

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

As of September 30, 2018, our evaluation revealed no uncertain tax positions that would have a material impact on the financial statements. The 2014 through 2017 tax years remain subject to examination by the IRS, as of September 30, 2018. Our management does not believe that any reasonably possible changes will occur within the next twelve months that will have a material impact on the financial statements.

Tax Cut and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Act”) was enacted, which changes U.S. tax law and includes various provisions that impact the Company. The 2017 Act effects the Company by (i) changing U.S. tax rates, (ii) increasing the Company’s ability to utilize accumulated net operating losses generated after December 31, 2017 and (iii) limiting the Company’s ability to deduct interest.

The 2017 Act instituted fundamental changes to the U.S. tax system. Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. In accordance with SAB 118, management calculated its best estimate of the impact of the 2017 Act in the 2017 year-end income tax provision in accordance with their understanding of the 2017 Act and available guidance. Also pursuant to SAB 118, certain additional impacts of the 2017 Act remain open during the measurement period, including state tax impacts of the 2017 Act. As of the close of the third quarter, the Company continues to analyze the 2017 Act in its entirety and refine its calculations, which could potentially impact the measurement of recorded tax balances. Any subsequent adjustment to the tax balances resulting from the analysis of the 2017 Act, will be recorded to income tax expense when the analysis is completed.

Equity-Based Compensation

The Company recognizes equity-based compensation based on the grant-date fair value of the award on a straight-line basis over the requisite service period, net of estimated forfeitures. Total equity-based compensation expense included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three months ended September 30, 2018 and 2017 was $86,879 and $107,321, respectively, and for the nine months end September 30, 2018 and 2017 was $295,684 and $227,470, respectively.

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires the use of subjective assumptions, including the fair value and projected volatility of the underlying common stock and the expected term of the award.

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the assumptions below during the nine months ended September 30, 2017. No options were issued during the nine months ended September 30, 2018.

Nine Months Ended September 30, 2017
Risk-free interest rate	1.00% - 1.99%
Expected term	0.3 – 6 years
Volatility	70%
Dividend yield	0%
Estimated annual forfeiture rate at time of grant	0% - 30%

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value as of September 30, 2018 and December 31, 2017 because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value as of September 30, 2018, given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

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

The Company had a note receivable at December 31, 2017 and determined that $1,475,000 approximated its recorded value. The Company sold the note in February 2018 for proceeds of $1,400,000.

The Company’s goodwill and other intangible assets are measured at fair value on a non-recurring basis using Level 3 inputs.

The Company has concluded that its Series A Preferred Stock is a Level 3 financial instrument and that the fair value approximates the carrying value due to the proximity of the date of the sale of the Series A Preferred Stock to independent third-parties. There were no changes in levels during the three and nine months ended September 30, 2018.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. Concentrations of credit risk with respect to accounts receivable are minimal due to the collection history and the nature of the Company’s client base. The Company limits its credit risk with respect to cash by maintaining cash balances with high-quality financial institutions. At times, the Company’s cash may exceed U.S. Federally insured limits, and as of September 30, 2018 and December 31, 2017, the Company had $892,244 and $1,707,212, respectively, of cash and cash equivalents on deposit that exceeded the federally insured limit.

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

On August 28, 2017, the Company effected a 1.9339-to-1 stock exchange related to the Brekford Merger. The per share amounts for the quarterly financial statements of the Company show the effect of the exchange on earnings per share as if the exchange occurred at the beginning of 2017.

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

New Accounting Pronouncements

Recently Issued Accounting Pronouncements

Not Yet Adopted

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. ASU 2018-07 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted but no earlier than an entity’s adoption date of Topic 606. We will adopt the provisions of this ASU in the first quarter of 2019. Adoption of the new standard is not expected to have a material impact on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We are currently evaluating the effect that ASU 2018-13 will have on our consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous lease guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases. An additional update was issued by FASB in January 2018 to ASC Topic 842. The Company is currently evaluating the impact of the adoption of this guidance and the related update on its consolidated financial condition, results of operations and cash flows.

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

Recently Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC Topic 606, which supersedes existing accounting standards for revenue recognition and creates a single framework. Additional updates to ASC Topic 606 issued by the FASB in 2015 and 2016 include the following:

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

On January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers, and all related amendments (referred to collectively hereinafter as “Topic 606”) using the modified retrospective method. Novume has aggregated and reviewed all contracts at the date of initial application that are within the scope of Topic 606, excluding time-and-expense contracts at AOC Key Solutions and Global since Topic 606 does not have a material impact on time-and-expense contracts. The impact of adopting Topic 606 to the Company relate to: (1) a change to franchisee agreements recorded prior to 2017; and (2) the timing of certain contractual agreements, which the Company deemed as immaterial. Revenue recognition related to the Company’s other revenue streams will remain substantially unchanged (see Note 3 for the effects of adopting Topic 606).

NOTE 3 – REVENUE RECOGNITION

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

On January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers, using the modified retrospective method. The Company has aggregated and reviewed all contracts at the date of initial application that are within the scope of Topic 606, excluding time-and-expense contracts at AOC Key Solutions and Global since Topic 606 does not have a material impact on time-and-expense contracts. Based on its evaluation, the adoption of Topic 606 did not have a material impact on the Company’s balance sheet or related consolidated statements of operations, equity or cash flows. Therefore, prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605.

The impact of adopting Topic 606 to the Company as of January 1, 2018 relate to: (1) a change to franchisee agreements recorded prior to 2017 of $22,000 which will be amortized over remaining term of the franchisee agreements; and (2) the timing of certain contractual agreements which amounted to $45,000 and subsequently recognized as revenue in nine months ended September 30, 2018 resulting in (3) an increase in each of deferred revenue and accumulated deficit of $67,000. The impact of adopting Topic 606 on our consolidated balance sheet as of September 30, 2018 is a $53,250 reduction to deferred revenue. The impact of adopting Topic 606 on our consolidated income statement for the nine months ended September 30, 2018 is a $53,250 increase in revenue. Revenue recognition related to the Company’s other revenue streams will remain substantially unchanged. As of September 30, 2018, approximately $13,750 of deferred revenue recognized upon adoption of Topic 606 is expected to be recognized from remaining performance obligations for a franchise contract over the next 15 months.

Revenues were as follows:
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Time & Materials	$11,436,918	$32,123,199
Fixed Price	1,671,350	4,502,197
Franchising	40,580	80,385
Total	$13,148,848	$36,705,781

NOTE 4 – ACQUISITIONS

Secure Education Consultants Acquisition

On January 1, 2018, Novume completed its acquisition of certain assets of Secure Education through Firestorm. Consideration paid as part of this acquisition included: (a) $99,197 in cash, (b) 33,333 shares of Novume common stock valued at $163,332; (c) warrants to purchase 33,333 shares of Novume common stock, exercisable over a period of five years, at an exercise price of $5.44 per share, valued at $65,988 and (d) warrants to purchase 33,333 of Novume common stock, exercisable over a period of five years at an exercise price of $6.53 per share, valued at $57,484.

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

BC Management Acquisition

On December 31, 2017, Novume completed its acquisition of certain assets of BC Management through Firestorm. Consideration paid as part of this acquisition included: (a) $100,000 in cash, (b) 33,333 shares of Novume common stock valued at $163,332, and (c) warrants to purchase 33,333 shares of Novume common stock, exercisable over a period of five years, at an exercise price of $5.44 per share, valued at $65,988 and (d) warrants to purchase 33,333 of Novume common stock, exercisable over a period of five years at an exercise price of $6.53 per share, valued at $57,484.

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

As part of the Global acquisition, the Company issued 240,861 shares of $0.0001 par value Novume Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”). All Series B Preferred Stock was issued at a price of $10.00 per share as part of the acquisition of Global. The Series B Preferred Stock is entitled to quarterly cash dividends of 1.12% (4.48% per annum) per share. The Series B Preferred Stock has a conversion price of $5.00 per share. Each Series B Preferred Stock has an automatic conversion feature based on the share price of Novume (see Note 10). The Company measured the holdback consideration in April 2018 and determined that the contingent liability should be decreased by $94,657. In accordance with ASC 805-10-25, a contingent consideration classified as an asset or liability shall be recognized in earnings, and $94,657 was recognized as other income for the nine months ended September 30, 2018. For the nine months ended September 30, 2018, the Company paid $78,342 of the holdback consideration. As of September 30, 2018 and December 31, 2017, the Company had $27,001 and $200,000, respectively, of holdback consideration included in accrued expenses.

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

●
Each of the Firestorm Principals received warrants to purchase 54,233 (105,209 post Brekford Merger) Novume Common Shares, exercisable over a period of five years after the Firestorm Closing Date, at an exercise price of $2.5744 per share; and

●
Each of the Firestorm Principals received warrants to purchase 54,233 (105,209 post Brekford Merger) Novume Common Shares, exercisable over a period of five years after the Firestorm Closing Date, at an exercise price of $3.6083 per share.

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

Harry W. Rhulen Employment Agreement

The Rhulen Employment Agreement provides that upon the Firestorm Closing Date his employment agreement will become effective for an initial five-year term as President of Novume Solutions, Inc. His base salary will be $275,000 per annum, and he will be eligible for a bonus as determined by Novume’s Compensation Committee. Mr. Rhulen will also be eligible to receive all such other benefits as are provided by Novume to other management employees that are consistent with Novume’s fringe benefits available to any other officer or executive of Novume. Mr. Rhulen has been granted options to purchase 155,195 Novume Common Shares, which shall begin vesting on the one-year anniversary of the Firestorm Closing Date and continue vesting monthly over the following two years, at an exercise price of $1.55 per share. Effective October 11, 2018, Mr. Rhulen changed position from President of Novume to Executive Vice-President of Firestorm.

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

Operations of Combined Entities

The following unaudited pro-forma combined financial information gives effect to the acquisition of Firestorm, the merger with Brekford and the acquisition of Global as if they were consummated as of January 1, 2017. The pro-forma financial information for the three and nine months ended September 30, 2017 does not include BC Management and Secure Education as it was deemed immaterial. This unaudited pro-forma financial information is presented for information purposes only and is not intended to present actual operating results that would have been attained had the acquisitions been completed as of January 1, 2017 (the beginning of the earliest period presented) or to project potential operating results as of any future date or for any future periods.

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenues	$13,148,848	$10,674,716	$36,705,781	$31,824,716
Net income (loss)	$(503,834)	$(1,002,345)	$(3,618,967)	$(3,061,031)
Basic earnings (loss) per share	$(0.05)	$(0.09)	$(0.31)	$(0.27)
Diluted earnings (loss) per share	$(0.05)	$(0.09)	$(0.31)	$(0.27)

Basic Number of Shares	14,542,362	14,323,018	14,524,030	13,592,532
Diluted Number of Shares	14,542,362	14,323,018	14,524,030	13,592,532

NOTE 5 – INVESTMENT AT COST AND NOTE RECEIVABLE

On February 28, Brekford contributed substantially all of the assets and certain liabilities related to its vehicle services business to Global Public Safety, LLC (“GPS”) and sold units representing 80.1% of the units of GPS to LB&B Associates Inc. (“LB&B”) for $6,048,394, after certain purchase price adjustments of prepaid expenses and unbilled customer deposits. $4,048,394 was paid in cash, and $2,000,000 was paid by LB&B issuing the Company a promissory note receivable (the “GPS Promissory Note”). After the GPS closing, the Company continues to own 19.9% of the units of GPS after the transaction. The Company is accounting for this as an investment at cost.

The GPS Promissory Note is subordinated to the LB&B’s senior lender, matures on March 31, 2022, accrues interest at a rate of 3% per annum and is secured pursuant to the terms of a Pledge granting the Company a continuing second priority lien and security interest in the LB&B’s units of GPS subject to liens of the LB&B’s senior lender. In December 2017, the Company reclassified the note receivable balance to a current asset and wrote down $450,000 based on the decision to sell the note receivable to an unrelated third party. The current portion of note receivable was $0 and $1,475,000 as of September 30, 2018 and December 31, 2017, respectively. The sale was consummated on February 13, 2018 and the Company received proceeds of $1,475,000 in the nine months ended September 30, 2018. In connection with the sale of the GPS Promissory Note, the Company indemnified the unrelated third-party buyer for any amounts of principal and interest not paid by LB&B.

NOTE 6 – IDENTIFIABLE INTANGIBLE ASSETS

The following provides a breakdown of identifiable intangible assets as of September 30, 2018:

	Customer Relationships	Marketing Related	Technology Based	Total
Identifiable intangible assets, gross	$5,588,677	$730,000	$83,412	$6,402,089
Accumulated amortization	(1,123,201)	(189,091)	(6,951)	(1,319,243)
Identifiable intangible assets, net	$4,465,476	$540,909	$76,461	$5,082,846

In connection with the acquisition of Firestorm, Global and Brekford, the Company identified intangible assets of $2,497,686, $2,574,000 and $558,412, respectively, representing trade names, customer relationships and technology. In addition, as of December 31, 2017, intangibles attributable to the asset acquisition of BC Management totaled $386,804, and as of January 1, 2018, intangibles attributable to the asset acquisition of Secure Education totaled $386,001. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 7.8 years. Amortization expense for the three months ended September 30, 2018 and 2017 was $262,245 and $327,120, respectively, and for the nine months ended September 30, 2018 and 2017 was $772,833 and $327,120, respectively.

As of September 30, 2018, the estimated annual amortization expense for each of the next five fiscal years is as follows:

2018 (remainder of year)	$262,245
2019	1,048,980
2020	1,048,980
2021	982,876
2022	238,155
Thereafter	1,501,610
Total	$5,082,846

NOTE 7 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended September 30, 2018 and 2017 was as follows:

	For the Nine Months Ended September 31,
	2018	2017
Cash paid for interest	$393,689	$33,429
Cash paid for taxes	$-	$-

Common stock issued in connection with note payable	$126,001	$-
Warrants issued in connection with issuance of Series A Preferred Stock	$-	$67,491

Business Combinations/Asset Acquisitions:
Current Assets	$-	$1,044,893
Property and equipment, net	$31,824	$268,398
Intangible assets	$386,001	$2,498,737
Goodwill	$-	$1,960,328
Other non-current assets	$-	$1,962,140
Assumed liabilities	$-	$(1,258,905)
Deferred revenue	$-	$(22,493)
Other non-current liabilities	$-	$(16,584)
Issuance of common stock	$(163,332)	$(7,055,179)
Notes payable	$(31,824)	$(907,407)
Issuance of common stock warrants	$(123,472)	$-

On April 7, 2017, Novume paid cash dividends of $75,694 to shareholders of record of Series A Preferred Stock as of March 30, 2017. On July 8, 2017, October 7, 2017, January 5, 2018, April 6, 2018 and July 9, 2018, the Company paid cash dividends of $87,907 to shareholders of record of Series A Preferred Stock as of the end of the previous month. On January 5, 2018, April 6, 2018 and July 9, 2018, the Company paid cash dividends of $27,001 to shareholders of record of Series B Preferred Stock as of the end of the previous month. On September 30, 2018, the Company accrued dividends of $87,907 to Series A Preferred Stock shareholders of record as of September 30, 2018. On September 30, 2018, the Company accrued dividends of $27,001 to Series B Preferred Stock shareholders of record as of September 30, 2018.

NOTE 8 – DEBT

Lines of Credit

Global and AOC Key Solutions have revolving lines of credit with Wells Fargo Bank, National Association (“WFB”) (the “Global Wells Agreements” and “AOC Wells Agreement”). The current terms of the Global Wells Agreements and AOC Wells Agreement run through December 31, 2018, with automatic renewal terms of 12 months and may be terminated by either party upon written notice at least 60, but no more than 120, days prior to the last day of the current term. WFB may also terminate either of these agreements at any time and for any reason upon 30 days’ written notice or without notice upon the occurrence of an Event of Default (as such term is defined in the agreement) after the expiration of any grace or cure period. As part of the lines of credit agreements, Global and AOC Key Solutions must maintain certain financial covenants. Global and AOC Key Solutions met all financial covenant requirements for the nine months ended September 30, 2018.

WFB has agreed to advance to Global, 90% of all eligible accounts with a maximum facility amount of $5,000,000. Interest is payable under the Global Wells Agreements at a monthly rate equal to the Three-Month LIBOR in effect from time to time plus 3% plus the Margin. The Margin is 3%. Payment of the revolving lines of credit is secured by the accounts receivable of Global. The principal balance at September 30, 2018 and December 31, 2017 was $1,510,234 and $2,057,259, respectively. As part of the lines of credit agreements, Global must maintain certain financial covenants. Global met all financial covenant requirements for the nine months ended September 30, 2018.

Pursuant to the AOC Wells Agreement, AOC Key Solutions agreed to sell and assign to WFB all of its Accounts (as such term is defined in Article 9 of the Uniform Commercial Code), constituting accounts arising out of sales of Goods (as such term is defined in Article 9 of the Uniform Commercial Code) or rendition of services that WFB deems to be eligible for borrowing under the AOC Wells Agreement. WFB agreed to advance to AOC Key Solutions, 90% of all eligible accounts with a maximum facility amount of $3,000,000. Interest is payable under the AOC Wells Agreement at a monthly rate equal to the Daily One Month LIBOR in effect from time to time plus 5% (the “Contract Rate”). The AOC Wells Agreement also provides for a deficit interest rate equal to the then applicable interest rate plus 50% of the Contract Rate and a default interest rate equal to the then applicable interest rate or deficit interest rate, plus 50% of the Contract Rate. The principal balance at September 30, 2018 and December 31, 2017 was $581,368 and $1,606,327, respectively. As part of the line of credit agreement, AOC Key Solutions must maintain certain financial covenants. AOC Key Solutions met all financial covenant requirements for the nine months ended September 30, 2018.

Short-Term and Long-Term Debt

Avon Road Note

On March 16, 2016, Novume entered into a Subordinated Note and Warrant Purchase Agreement (the “Avon Road Note Purchase Agreement”) pursuant to which Novume agreed to issue up to $1,000,000 in subordinated debt (the "Avon Road Note") and warrants to purchase up to 242,493 shares of Novume’s common stock (“Avon Road Subordinated Note Warrants”). The exercise price for the Avon Road Subordinated Note Warrants is equal to $1.031 per share of common stock. Subordinated notes with a face amount of $500,000 and Avon Road Subordinated Note Warrants to purchase 121,247 shares of Novume’s common stock have been issued pursuant to the Avon Road Note Purchase Agreement to Avon Road Partners, L.P. (“Avon Road”), an affiliate of Robert Berman, Novume’s CEO and a member of Novume’s Board of Directors. The Avon Road Subordinated Note Warrants had an expiration date of March 16, 2019 and qualified for equity accounting as the warrants did not fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity. The fair value of the Avon Road Subordinated Note Warrants was determined to be $58,520 and was recorded as a debt discount and additional paid-in capital in the 2016 consolidated financial statements. The debt discount is being amortized as interest expense on a straight-line basis through the maturity date of the note payable.

The Avon Road Note accrues simple interest on the unpaid principal at a rate equal to the lower of (a) 9% per annum, or (b) the highest rate permitted by applicable law. Interest is payable monthly, and the note was to mature on March 16, 2019. On October 23, 2018, the maturity date of this note was extended to March 16, 2020.

Firestorm Notes

Pursuant to the terms of the Novume acquisition of the membership interests in the Firestorm Entities, the Company issued $1,000,000 in the aggregate in the form of four unsecured, subordinated promissory notes issued by Novume with interest payable over five years after the Firestorm Closing Date. The principal amount of the note payable to Lancer is $500,000. The principal amount of the note payable to each of Mr. Rhulen, Mr. Satterfield and Ms. Loughlin is $166,667. The Firestorm Principal Notes are payable at an interest rate of 2% and the Lancer Note is payable at an interest rate of 7%. The notes mature on January 25, 2022. The Firestorm Principal Notes were recorded at fair value to reflect the difference in the interest rates. As of September 30, 2018 and December 31, 2017, the balance of these notes payable was $938,272 and $924,383, net of unamortized interest of $61,728 and $75,617, respectively.

April 2018 Promissory Note

On April 3, 2018, Novume and Brekford entered into a transaction pursuant to which an institutional investor (the “Lender”) loaned $2,000,000 to Novume and Brekford (the “April 2018 Promissory Note”). The loan was originally due and payable on May 1, 2019 and bears interest at 15% per annum, with a minimum of 15% interest payable if the loan is repaid prior to May 1, 2019. On October 24, 2018, Novume and Brekford entered into a note amendment with the Lender by which the maturity date of the note was extended to May 1, 2020. In consideration for the agreement of the Lender to extend the maturity date, the Company agreed to pay the Lender $62,500. The amendment further provides for payment of interest through May 1, 2019 if the principal is repaid before May 1, 2019 and for the payment of interest through May 1, 2020 if the principal is repaid after May 1, 2019 and before May 1, 2020. The loan is secured by a security interest in all of the assets of Brekford. In addition, Novume agreed to issue 35,000 shares of common stock to the Lender, which shares contain piggy-back registration rights. If the shares are not so registered on the next selling shareholder registration statement, Novume shall be obligated to issue an additional 15,000 shares to the Lender. Upon any sale of Brekford or its assets, the Lender will be entitled to receive 7% of any proceeds received by Novume or Brekford in excess of $5 million (the “Lender’s Participation”). In addition, commencing January 1, 2020, the Lender shall be paid 7% of Brekford’s earnings before interest, taxes, depreciation and amortization, less any capital expenditures, which amount would be credited for any payments that might ultimately be paid to the Lender as its Lender’s Participation, if any. At April 3, 2018, the fair value of shares issued was $126,000 and designated as financing cost and the amortized financing cost for the three and nine months ended September 30, 2018 was determined to be $29,076 and $58,152, respectively. The April 2018 Promissory note has an effective interest rate of 22.5%.

The principal amounts due for long-term notes payable are shown below:

2018	$975
2019	4,388
2020	2,504,665
2021	4,959
2022	1,005,273
Thereafter	11,564
Total	3,531,824

Less unamortized interest	(61,728)
Less unamortized financing costs	(75,560)
3,394,536
Current portion of long-term debt	(4,241)
Long-term debt	$3,390,295

NOTE 9 – INCOME TAXES

Our income tax provision for the three months ended September 30, 2018 was $22,082 compared to a benefit of $225,142 for the three months ended September 30, 2017. The decrease in the tax benefit recorded is due primarily to the full valuation allowance on our deferred tax assets and a provision for state income taxes in 2018.

Our income tax provision for the nine months ended September 30, 2018 was $22,082, compared to a benefit of $964,377 for the nine months ended September 30, 2017. The decrease in the tax benefit recorded is due primarily to the full valuation allowance on our deferred tax assets and a provision for state income taxes in 2018. The Company established a valuation allowance against deferred tax assets during 2017 and has continued to maintain a full valuation allowance through the nine months ended September 30, 2018. Therefore, no tax benefit was recognized for the losses during the nine months ended September 30, 2018.

The Company files income tax returns in the United States and in various state and foreign jurisdictions. No U.S. Federal, state or foreign income tax audits were in process as of September 30, 2018.

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

For the three and nine months ended September 30, 2018, Novume did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2014 through 2017 tax years remain subject to examination by the IRS.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Act”) was enacted, which changes U.S. tax law and includes various provisions that impact our Company. The 2017 Act effects our Company by (i) changing U.S. tax rates, (ii) increasing the Company’s ability to use accumulated net operating losses generated after December 31, 2017, and (iii) limits the Company’s ability to deduct interest.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $0.0001 par value. As of September 30, 2018 and December 31, 2017, the issued and outstanding common shares of Novume were 14,545,695 and 14,463,364, respectively.

In January 2018, the Company issued 33,333 shares of Novume common stock as consideration as part of its acquisition of Secure Education.

In April 2018, the Company issued 35,000 shares of Novume common stock as additional consideration to the Lender in connection with the April 2018 Promissory Note.

For the three months ended September 30, 2018, the Company issued 10,000 shares of Novume common stock related to the exercise of common stock options. For the nine months ended September 30, 2018, the Company issued 82,331 shares of Novume common stock.

As part of its acquisition of Brekford on August 29, 2017, the Company assumed warrants to purchase 56,000 shares of Novume common stock (the “Brekford Warrants”) (see Note 11). Effective October 16, 2018, the Company entered into exchange agreements with holders of the Brekford Warrants pursuant to which the Company issued to the holders an aggregate of 96,924 shares of common stock in exchange for the return of the warrants to the Company for cancellation.

On November 1, 2018, the Company issued 4,125,000 shares of common stock through an underwritten public offering at a public offering price of $0.80 per share. Net proceeds to the Company was approximately $2.8 million. In addition, the Company granted underwriters a 45-day option to purchase up to 618,750 additional shares of common stock to cover over-allotment, if any. As part of the consideration to the underwriters, the Company issued to the underwriters warrants to purchase an aggregate of 206,250 shares of common stock, exercisable over a period of five years, at an exercise price of $1.00 per share. The warrants are exercisable commencing April 27, 2019 and expire on October 29, 2023.

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

The holders of Series A Preferred Stock have a put right to convert each share into common stock at an initial conversion price and a specified price which increases annually based on the passage of time beginning in November 2019. The holders of Series A Preferred Stock also have a put right after 60 months from the issuance date to redeem any or all of the Series A Preferred Stock at a redemption price of $15.00 per share plus any accrued but unpaid dividends. Novume has a call right after 36 months from the issuance date to redeem all of the Series A Preferred Stock at a redemption price which increases annually based on the passage of time beginning in November 2019. The Series A Preferred Stock contains an automatic conversion feature based on a qualified initial public offering in excess of $30,000,000 or a written agreement by at least two-thirds of the holders of Series A Preferred Stock at an initial conversion price and a specified price which increases annually based on the passage of time beginning in November 2016. Based on the terms of the Series A Preferred Stock, the Company concluded that the Series A Preferred Stock should be classified as temporary equity in the accompanying consolidated balance sheets as of September 30, 2018 and December 31, 2017.

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

Novume adjusts the value of the Series A Preferred Stock to redemption value at the end of each reporting period. The adjustment to the redemption value is recorded through additional paid in capital of $166,519 and $144,916 for the three months ended September 30, 2018 and 2017, respectively, and $482,696 and $400,616 for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018 and December 31, 2017, 502,327 shares of Series A Preferred Stock were issued and outstanding.

The Series A Preferred Stock is entitled to quarterly cash dividends of $0.175 (7% per annum) per share. On December 31, 2017, the Company declared and accrued dividends of $87,907 payable to Series A shareholders of record as of December 31, 2017. On January 5, 2018, the Company paid cash dividends of $87,907 to Series A shareholders of record as of December 31, 2017. On April 6, 2018, the Company paid cash dividends of $87,907 to Series A shareholders of record as of March 31, 2018. On July 9, 2018, the Company paid cash dividends of $87,907 to Series A shareholders of record as of June 30, 2018. On September 30, 2018, the Company declared and accrued dividends of $87,907 payable to Series A shareholders of record as of September 30, 2018.

The Unit Warrants expire on November 8, 2023. The Unit Warrants are required to be measured at fair value at the time of issuance and classified as equity. The Company determined that under the Black-Scholes option pricing model, the aggregate fair value at the dates of issuance was $169,125. As of September 30, 2018 and December 31, 2017, 502,327 Unit Warrants were outstanding.

Series B Cumulative Convertible Preferred Stock

Of the 2,000,000 authorized shares of preferred stock, 240,861 shares are designated as $0.0001 par value Novume Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). As part of the Global Merger, the Company issued 240,861 shares of $0.0001 par value Series B Preferred Stock. All Series B Preferred Stock was issued at a price of $10.00 per share as part of the acquisition of the Global Merger. The Series B Preferred Stock has a conversion price of $5.00 per share. Each Series B Preferred Stock has an automatic conversion feature based on the share price of Novume. The Series B Preferred Stock is entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. On December 31, 2017, the Company declared and accrued dividends of $27,001 payable to Series B shareholders of record as of December 31, 2017. On January 5, 2018, the Company paid cash dividends of $27,001 to Series B shareholders of record as of December 31, 2017. On April 6, 2018, the Company paid cash dividends of $27,001 to Series B shareholders of record as of March 31, 2018. On July 9, 2018, the Company paid cash dividends of $27,001 to Series B shareholders of record as of June 30, 2018. On September 30, 2018, the Company accrued dividends of $27,001 to Series B Preferred Stock shareholders of record as of September 30, 2018.

Warrants

The Company has a total of 1,322,913 and 1,256,247 warrants issued and outstanding as of September 30, 2018 and December 31, 2017, respectively. These warrants are exercisable and convertible for a total of 1,064,241 and 997,575 shares of Novume common stock as of September 30, 2018 and December 31, 2017, respectively.

The exercise price for the Brekford Warrants is $7.50 and they expire on March 31, 2020. As of September 30, 2018 and December 31, 2017, there were 56,000 Brekford Warrants outstanding (See Note 11). Effective October 16, 2018, the Company entered into exchange agreements with holders of the Brekford Warrants pursuant to which the Company issued to the holders an aggregate of 96,924 shares of common stock in exchange for the return of the warrants to the Company for cancellation.

As part of the Reg A Offering in fiscal year 2016 and 2017, Novume issued 502,327 Unit Warrants to the holders of Series A Preferred Stock. The exercise price for these Unit Warrants is $1.03 and they are convertible into a total of 243,655 shares of Novume common stock. The Unit Warrants expire on November 23, 2023. As of September 30, 2018 and December 31, 2017, there are 502,327 Unit Warrants outstanding.

On March 16, 2016, Novume entered into a Subordinated Note and Warrant Purchase Agreement (the “Avon Road Note Purchase Agreement”) pursuant to which Novume agreed to issue up to $1,000,000 in subordinated debt and warrants to purchase up to 242,493 shares of Novume’s common stock (“Avon Road Subordinated Note Warrants”). The exercise price for the Avon Road Subordinated Note Warrants is equal to $1.031 per share of common stock. Subordinated notes with a face amount of $500,000 and Avon Road Subordinated Note Warrants to purchase 121,247 shares of Novume’s common stock have been issued pursuant to the Avon Road Note Purchase Agreement to Avon Road Partners, L.P. (“Avon Road”), an affiliate of Robert Berman, Novume’s CEO and a member of Novume’s Board of Directors. These warrants were exercised on December 11, 2017 for proceeds of $125,006 and there are no Avon Road Subordinated Note Warrants outstanding as of September 30, 2018 and December 31, 2017.

Pursuant to its acquisition of Firestorm on January 24, 2017, Novume issued warrants to purchase 315,627 shares of Novume common stock, exercisable over a period of five years, at an exercise price of $2.5744 per share; and warrants to purchase 315,627 Novume Common Shares, exercisable over a period of five years at an exercise price of $3.6083 per share. The expiration date of the Firestorm warrants is January 24, 2022. As of September 30, 2018 and December 31, 2017, there are 631,254 Firestorm warrants outstanding.

Pursuant to its acquisition of BC Management on December 31, 2017, Novume issued warrants to purchase 33,333 shares of Novume common stock, exercisable over a period of five years, at an exercise price of $5.44 per share; and warrants to purchase 33,333 Novume common stock, exercisable over a period of five years at an exercise price of $6.53 per share. The expiration date of the BC Management warrants is December 31, 2022. As of September 30, 2018 and December 31, 2017, there are 66,666 BC Management warrants outstanding.

Pursuant to its acquisition of Secure Education on January 1, 2018, Novume issued warrants to purchase 33,333 shares of Novume common stock, exercisable over a period of five years, at an exercise price of $5.44 per share; and warrants to purchase 33,333 Novume common stock, exercisable over a period of five years at an exercise price of $6.53 per share. The expiration date of the Secure Education warrants is January 1, 2023. As of September 30, 2018, there are 66,666 Secure Education warrants outstanding.

On November 1, 2018, the Company issued warrants to purchase 206,250 shares of Novume common stock, exercisable over a period of five years, at an exercise price of $1.00 per share. The warrants may not be exercised until April 27, 2019 and expire on October 29, 2023.

NOTE 11 – WARRANT DERIVATIVE LIABILITY

On March 17, 2015, Brekford issued the Brekford Warrants which permit the holders to purchase at any time over five years, up to 56,000 shares of common stock with an exercise price of $7.50 per share.

The Brekford Warrants exercise price is subject to anti-dilution adjustments that allow for its reduction in the event the Company subsequently issues equity securities, including shares of common stock or any security convertible or exchangeable for shares of common stock, for no consideration or for consideration less than $7.50 a share. The Company accounted for the conversion option of the Brekford Warrants in accordance with ASC Topic 815. Accordingly, the conversion option is not considered to be solely indexed to the Company’s own stock and, as such, is recorded as a liability. The derivative liability associated with the Brekford Warrant has been measured at fair value at September 30, 2018 and December 31, 2017 using the Black Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: (i) dividend yield of 0%; (ii) expected volatility of 70.0%; (iii) weighted average risk-free interest rate of 1.89%-2.81%; (iv) expected life of 1.46-2.21 years; and (v) estimated fair value of the common stock of $1.22-$4.90 per share.

At September 30, 2018 and December 31, 2017, the outstanding fair value of the derivative liability, which is included in accrued liabilities in the consolidated balance sheets, was $851 and $78,228, respectively.

Effective October 16, 2018, the Company entered into exchange agreements with holders of the Brekford Warrants pursuant to which the Company issued to the holders an aggregate of 96,924 shares of common stock in exchange for the return of the warrants to the Company for cancellation.

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

Rent expense for the three months ended September 30, 2018 and 2017 was $210,148 and $193,985, respectively, and for the nine months ended September 30, 2018 and 2017 was $608,943 and $575,181, respectively, and is included in selling, general and administrative expenses.

As of September 30, 2018, the future obligations over the primary terms of Novume’s long-term leases expiring through 2023 are as follows:

2018 (remainder of year)	$192,046
2019	624,228
2020	190,599
2021	101,386
2022	38,873
Thereafter	30,393
Total	$1,177,525

The Company is the lessor in an agreement to sublease office space in Chantilly, Virginia with an initial term of two years with eight one-year options to renew the sublease through October 31, 2019. The lease provides for an annual increase in base rent and expenses of 2.90%. The initial term ended October 31, 2011 and the Company exercised the renewal options through 2015. On April 7, 2015, the month-to-month lease was amended to sublease more space to the subtenant and change the rental calculation. The sublease agreement provided for an offset of $45,634 to rent expense for each of the three months ended September 30, 2018 and 2017, and $136,901 for each of the nine months ended September 30, 2018 and 2017.

NeoSystems

The Company planned to acquire NeoSystems LLC (“NeoSystems”) through a forward merger under an agreement entered into on November 16, 2017. The consummation of the merger was subject to, among other things, the completion of the Qualifying Offering by February 28, 2018, the proceeds of which were expected to be used in connection with the contemplated acquisition of NeoSystems. The Company has not yet completed this offering.

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

OpenALPR

On September 17, 2018, the Company entered into a Letter of Intent with OpenALPR which sets forth the parties’ intent to consummate a transaction pursuant to which the Company will acquire the assets of OpenALPR. The consideration for the transaction will be approximately $15 million, comprised of cash, or cash and the Company’s common stock (up to $5,000,000 based on a price per share of $5.00), at the election of OpenALPR. OpenALPR is a privately-held Boston, Massachusetts-based company that provides automated license plate reader (ALPR) technology used by both law enforcement and commercial clients. This transaction is subject to closing conditions, including satisfactory completion of due diligence, entry into definitive agreements, and consummation of a financing transaction. The Company contemplates closing the transaction on or before February 28, 2019.

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

A summary of stock option activity under the Company’s 2017 Plan for the nine months ended September 30, 2018 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding Balance at December 31, 2017	1,695,375	$2.19	9.26	$4,590,714
Granted	-	-	-
Exercised	(13,998)	1.68	9.42
Canceled	(260,205)	1.98	9.44
Outstanding Balance at September 30, 2018	1,421,172	$2.22	8.00	$116,076
Exercisable at September 30, 2018	577,245	$1.68	6.96	$61,956
Vested and expected to vest at September 30, 2018	1,337,756	$2.22	7.82	$111,208

Stock compensation expense for the three months ended September 30, 2018 and 2017 was $86,879 and $107,321, respectively, and for the nine months ended September 30, 2018 and 2017 was $295,684 and $227,470, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The intrinsic value of stock options granted during the nine months ended September 30, 2017 was $400,543. The weighted average fair value at grant date for the nine months ended September 30, 2017 was $72,750.

There were no stock options granted during the three and nine months ended September 30, 2018. The total fair value of shares that became vested after grant during the nine months ended September 30, 2018 was $734,863.

As of September 30, 2018, there was $635,051 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan that will be recognized over a weighted average period of 1.85 years.

NOTE 15 – EARNINGS (LOSS) PER SHARE

The following table provides information relating to the calculation of earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic and diluted (loss) earnings per share
Net (loss) earnings from continuing operations	$(503,834)	$(791,360)	$(3,618,967)	$(1,913,460)
Less: preferred stock accretion	(166,519)	(144,916)	(482,696)	(400,616)
Less: preferred stock dividends	(114,908)	(87,907)	(344,724)	(251,508)
Net income (loss) attributable to shareholders	(785,261)	(1,024,183)	(4,446,387)	(2,565,584)
Weighted average common shares outstanding - basic	14,542,362	11,756,560	14,524,030	10,920,866
Basic (loss) earnings per share	$(0.05)	$(0.09)	$(0.31)	$(0.23)
Weighted average common shares outstanding - diluted	14,542,362	11,756,560	14,524,030	10,920,866
Diluted (loss) earnings per share	$(0.05)	$(0.09)	$(0.31)	$(0.23)
Common stock equivalents excluded due to anti-dilutive effect	2,675,906	2,016,838	2,690,768	2,048,739

As the Company had a net loss for the three months ended September 30, 2018, the following 2,675,906 potentially dilutive securities were excluded from diluted loss per share: 917,950 for outstanding warrants, 974,487 related to the Series A Preferred Stock, 481,722 related to the Series B Preferred Stock and 301,747 related to outstanding options. In addition, 10,000 options were excluded from the diluted loss per share calculations as the exercise price of these shares exceeded the per share value of the common stock.

For the three months ended September 30, 2017, the following 2,016,838 potentially dilutive securities were excluded from diluted loss per share as the Company had a net loss: 967,845 for outstanding warrants and 974,487 related to the Series A Preferred Stock and 74,506 related to outstanding options. In addition, 15,707 options were excluded from the diluted loss per share calculations as the exercise price of these shares exceeded the per share value of the common stock.

For the nine months ended September 30, 2018, the following 2,690,768 potentially dilutive securities were excluded from diluted loss per share as the Company had a net loss: 917,950 for outstanding warrants, 974,487 related to the Series A Preferred Stock, 481,722 related to the Series B Preferred Stock and 316,609 related to outstanding options. In addition, 475,942 options were excluded from the diluted loss per share calculations as the exercise price of these shares exceeded the per share value of the common stock.

For the nine months ended September 30, 2017, the following 2,048,739 potentially dilutive securities were excluded from diluted loss per share as the Company had a net loss: 1,052,122 for outstanding warrants and 917,931 related to the Series A Preferred Stock and 78,686 related to options. In addition, 10,000 options were excluded from the diluted loss per share calculations as the exercise price of these shares exceeded the per share value of the common stock.

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

The following table provides a reconciliation of net (loss) to preferred shareholders and common stockholders for purposes of computing net (loss) per share for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net (loss) earnings from continuing operations	$(503,834)	$(791,360)	$(3,618,967)	$(1,913,460)
Less: preferred stock accretion	(166,519)	(144,916)	(482,696)	(400,616)
Less: preferred stock dividends	(114,908)	(87,907)	(344,724)	(251,508)
Net income (loss) attributable to shareholders	$(785,261)	$(1,024,183)	$(4,446,387)	$(2,565,584)
Denominator (basic):
Weighted average common shares outstanding	14,542,362	11,756,560	14,524,030	10,920,866
Participating securities - Series A preferred stock	974,487	974,487	974,487	917,931
Participating securities - Series B preferred stock	481,722	-	481,722	-
Weighted average shares outstanding	15,998,571	12,731,047	15,980,239	11,838,797

Loss per common share - basic under two-class method	$(0.05)	$(0.08)	$(0.28)	$(0.22)

Denominator (diluted):
Weighted average common shares outstanding	14,542,362	11,756,560	14,524,030	10,920,866
Participating securities - Series A preferred stock	974,487	974,487	974,487	917,931
Participating securities - Series B preferred stock	481,722	-	481,722	-
Weighted average shares outstanding	15,998,571	12,731,047	15,980,239	11,838,797

Loss per common share - basic under two-class method	$(0.05)	$(0.08)	$(0.28)	$(0.22)

NOTE 16 – SUBSEQUENT EVENTS

Effective October 16, 2018, the Company entered into exchange agreements with holders of warrants to purchase an aggregate of 56,000 shares of the Company’s common stock. Pursuant to the exchange agreements, the Company issued to the holders an aggregate of 96,924 shares of common stock in exchange for the return of the warrants to the Company for cancellation.

Effective October 23, 2018, the Company entered into amendment with the holder of an outstanding promissory note in the principal amount of $500,000 to extend the maturity date of the promissory note from March 16, 2019 through March 16, 2020. Also, on October 24, 2018, the Company entered into an amendment with another holder of an outstanding promissory note in the principal amount of $2,000,000 to extend the maturity date from May 1, 2019 through May 1, 2020. In consideration for the agreement of the Lender to extend the maturity date, the Company agreed to pay the Lender $62,500. The amendment further provides for the payment of interest through May 1, 2019 if the principal is repaid before May 1, 2019 and for the payment of interest through May 1, 2020 if the principal is repaid after May 1, 2019 and before May 1, 2020.

On November 1, 2018, the Company issued 4,125,000 shares of common stock through an underwritten public offering at a public offering price of $0.80 per share. Net proceeds to the Company was approximately $2.8 million. In addition, the Company granted underwriters a 45-day option to purchase up to 618,750 additional shares of common stock to cover over-allotment, if any. As part of this transaction, the Company issued to the underwriter warrants to purchase 206,250 shares of Novume common stock, exercisable over a period of five years, at an exercise price of $1.00 per share. The warrants may be exercised on or after April 27, 2019 and expire on October 29, 2023.

On November 5, 2018, David Hanlon was appointed as Director. Mr. Hanlon was appointed to fill the vacancy created by the resignation of Professor Marta Tienda, who resigned as a Director on November 5, 2018. The Board has determined that Mr. Hanlon is an independent director within the meaning of NASDAQ Rule 5605. Mr. Hanlon’s compensation for his services as a director will be consistent with that of the Company’s other nonemployee directors. Effective upon his appointment, Mr. Hanlon was granted fully-vested options to purchase 48,499 shares of common stock, par value $0.0001 per share, of the Company at a strike price of $0.73 per share. The options were granted pursuant to the Company’s 2017 Equity Award Plan and expire on November 5, 2028.

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

Executive Summary — a general description of our business and key highlights of the three and nine months ended September 30, 2018.

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

Brekford, headquartered in Hanover, Maryland, is a leading public safety technology service provider of fully integrated automated traffic safety enforcement, or ATSE, solutions, including speed, red light, and automatic license plate reading systems, as well as citation management software and secure electronic evidence storage. Brekford is also in the final stages of development of a new traffic safety product, Argos Guardian, which is currently undergoing field testing, and is expected to be piloted in several jurisdictions later in 2018. The patent pending system will combine leading edge camera and radar technology with an advanced triggering mechanism to detect, capture, and record "move over" law violations. It will also include built-in artificial intelligence-based automated license plate reader, or ALPR, capability. When combined with Brekford’s comprehensive citation management software suite, iP360, Argos Guardian will provide an innovative technology solution that can assist law enforcement agencies in improving the safety of officers and emergency response personnel.

Global is headquartered in Fort Worth, Texas, and provides the U.S. Department of Defense and the aerospace industry with experienced maintenance and modification specialists. Global provides specialized contract personnel, temp-to-hire professionals, direct hires, and temporary or seasonal hires to a diverse group of companies.

In an effort to create specific awareness about us in the Government Contracting, or GovCon, industry, we formed a subsidiary in 2017, Novume Media, to develop a television show called The Bridge – a weekly 30-minute program featuring panel discussions and interviews with leaders from the government, business, academia and associations. The show premiered on April 2, 2017 in the Washington, DC market and the first season is available on line. We deferred development of a second season in order to further evaluate the benefit to the Company. Accordingly, Novume Media has suspended active operations.

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

General

The information provided in this discussion and analysis of Novume’s financial condition and results of operations covers the three and nine months ended September 30, 2018 and 2017. In 2017, we completed the acquisition of Firestorm, the Brekford Merger, the acquisition of Global and the purchase of certain assets of BC Management (described below).

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

Recent Acquisitions

Secure Education Consultants Acquisition

On January 1, 2018, Novume completed its acquisition of certain assets of Secure Education. Secure Education’s security and safety experts provide customized emergency protocols and critical incident response training for schools and child care organizations and will further augment the risk mitigation and crisis management services we provide to our clients through Firestorm. Consideration paid as part of this acquisition included: (a) $99,197 in cash, (b) 33,333 shares of Novume common stock valued at $163,332; (c) warrants to purchase 33,333 shares of Novume common stock, exercisable over a period of five years, at an exercise price of $5.44 per share valued at $65,988 and (d) warrants to purchase 33,333 shares of Novume common stock, exercisable over a period of five years at an exercise price of $6.53 per share valued at $57,484. As the Secure Education acquisition has recently been completed, we are currently in the process of completing the purchase price allocation treating the Secure Education acquisition as a business combination. The preliminary purchase price allocation for Secure Education is included in our consolidated financial statements for the three and nine months ended September 30, 2018. As of September 30, 2018, there are 66,666 Secure Education warrants outstanding.

BC Management Acquisition

On December 31, 2017, Novume completed its acquisition of certain assets of BC Management through Firestorm. Consideration paid as part of this acquisition included: (a) $100,000 in cash, (b) 33,333 shares of Novume common stock valued at $163,332, (c) warrants to purchase 33,333 shares of Novume common stock, exercisable over a period of five years, at an excercise price of $5.44 per share valued at $65,988 and (d) warrants to purchase 33,333 shares of Novume common stock, exercisable over a period of five years, at an excercise price of $6.53 per share valued at $57,484. As the BC Management acquisition has recently been completed, we are currently in the process of completing the purchase price allocation treating the BC Management acquisition as a business combination. The preliminary purchase price allocation for BC Management is included in the Company’s consolidated financial statements at September 30, 2018 and December 31, 2017. BC Management results are included in our statement of operations for the period beginning after December 31, 2017.

Global Acquisition

On October 1, 2017, we completed our acquisition of Global Technical Services, Inc. (“GTS”) and Global Contract Professionals, Inc. (“GCP) (collectively, the “Global Entities”) (the “Global Merger”). Consideration paid as part of the Global Merger included: (a) $750,000 in cash, (b) 375,000 shares of Novume common stock and (c) 240,861 shares of Novume Series B Cumulative Convertible Preferred Stock (the “Novume Series B Preferred Stock”). In addition to the merger consideration, Novume paid $365,037 to satisfy in full all of the outstanding debt of GTS and GCP at closing, except for certain intercompany debt and ordinary course debt, and amounts due under (a) the Secured Account Purchase Agreement dated August 22, 2012 by and between GTS and Wells Fargo Bank, National Association (the “GTS Wells Fargo Credit Facility”) and (b) the Secured Account Purchase Agreement dated August 22, 2012 by and between GCP and Wells Fargo Bank, National Association (the “GCP Wells Fargo Credit Facility” and together with the GTS Wells Fargo Credit Facility, the “Wells Fargo Credit Facilities”), which will remain in effect following the consummation of the Global Merger. In connection with the Wells Fargo Credit Facilities, Novume has delivered to Wells Fargo Bank, National Association, general continuing guaranties (the “Wells Fargo Guaranty Agreements”), effective upon the closing of the Global Merger guaranteeing the Guaranteed Obligations of GTS and GCP under the Wells Fargo Credit Facilities, and paid $175,000 in the aggregate to reduce the current borrowed amounts under the Wells Fargo Credit Facilities as of October 1, 2017.

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

●
Each of the Firestorm Principals received warrants to purchase 54,233 (105,209 post Brekford Merger) Novume Common Shares, exercisable over a period of five years after the Firestorm Closing Date, at an exercise price of $2.58 per share; and

●
Each of the Firestorm Principals received warrants to purchase 54,233 (105,209 post Brekford Merger) Novume Common Shares, exercisable over a period of five years after the Firestorm Closing Date, at an exercise price of $3.61 per share.

Key Trends, Developments and Challenges

Letter of Intent to Acquire OpenALPR Technology, Inc.

On September 17, 2018, we entered into a Letter of Intent with OpenALPR Technology, Inc. (“OpenALPR”) which sets forth the parties’ intent to consummate a transaction pursuant to which the we will acquire the assets of OpenALPR. The consideration for the transaction will be approximately $15 million, comprised of cash, or cash and the Company’s common stock (up to $5,000,000 based on a price per share of $5.00), at the election of OpenALPR. OpenALPR is a privately-held Boston, Massachusetts-based company that provides automated license plate reader (ALPR) technology used by both law enforcement and commercial clients. This transaction is subject to closing conditions, including satisfactory completion of due diligence, entry into definitive agreements, and consummation of a financing transaction. We are committed to closing the transaction on or before February 28, 2019.

On October 9, 2018, we entered into a Management Services Agreement (the “MSA”) with OpenALPR whereby we will provide services to support the continued growth of OpenALPR’s platform. These services include sales, call center and customer support, engineering, marketing and website services along with business strategy, contract and other back office functions. The MSA provides for the Novume to receive compensation on a time and materials basis for most services and a commission basis for sales of OpenALPR products.

U.S. Government Spending and the Government Contractor Industry Generally

The FY2019 federal budget is approximately $4.4 trillion and it provides for about $1.3 trillion in discretionary spending, The federal government annually procures $450-$500 billion in goods and services directly from the private sector. In addition, there is also an emergency fund of approximately $111 billion that is not included in the budget process.

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

Promissory Note

On April 3, 2018, Novume and Brekford entered into a transaction pursuant to which an institutional investor (the “Lender”) loaned $2,000,000 to Novume and Brekford (the “April 2018 Promissory Note”). The loan is due and payable on May 1, 2019 and bears interest at 15% per annum, with a minimum of 15% interest payable regardless of when the loan is repaid. The loan is secured by a security interest in all of the assets of Brekford. On October 24, 2018, Novume entered into an amendment to extend the maturity date from May 1, 2019 through May 1, 2020. In consideration for the agreement of the Lender to extend the maturity date, the Company agreed to pay the Lender $62,500. The amendment further provides for the payment of interest through May 1, 2019 if the principal is repaid before May 1, 2019 and for the payment of interest through May 1, 2020 if the principal is repaid after May 1, 2019 and before May 1, 2020. Along with the April 3, 2018 transaction, Novume agreed to issue 35,000 shares of common stock to the Lender, which shares contain piggy-back registration rights. If the shares are not so registered on the next selling shareholder registration statement, Novume shall be obligated to issue an additional 15,000 shares to the Lender. Upon any sale of Brekford or its assets, the Lender will be entitled to receive 7% of any proceeds received by Novume or Brekford in excess of $5 million (the “Lender’s Participation”). In addition, commencing January 1, 2020, the Lender shall be paid 7% of Brekford’s earnings before interest, taxes, depreciation and amortization, less any capital expenditures, which amount would be credited for any payments that might ultimately be paid to the Lender as its Lender’s Participation, if any. At April 3, 2018, the fair value of shares issued was $126,000 and designated as financing cost and the amortized financing cost for the three months ended September 30, 2018 was determined to be $29,076. The April 2018 Promissory note has an effective interest rate of 20.8%.

Other than as discussed above and elsewhere in this Quarterly Report on Form 10-Q, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Public Offering

On November 1, 2018, the Company issued 4,125,000 shares of common stock through an underwritten public offering at a public offering price of $0.80 per share. Net proceeds to the Company was approximately $2.8 million. In addition, the Company granted underwriters a 45-day option to purchase up to 618,750 additional shares of common stock to cover over-allotment, if any. As part of this transaction, the Company issued to the underwriters warrants to purchase an aggregate of 206,250 shares of common stock, exercisable over a period of five years, at an exercise price of $1.00 per share. The warrants are exercisable commencing April 27, 2019 and expire on October 29, 2023.

Executive Management

Effective October 11, 2018, Harry Rhulen changed position from President of Novume to Executive Vice-President of Firestorm.

Effective October 29, 2018, our Chief Executive Officer, Robert A. Berman, was appointed as President of Novume.

Board of Directors

On November 5, 2018, David Hanlon was appointed as a Director. Mr. Hanlon was appointed to fill the vacancy created by the resignation of Professor Marta Tienda, who resigned as a Director on November 5, 2018. The Board has determined that Mr. Hanlon is an independent director within the meaning of NASDAQ Rule 5605. Mr. Hanlon’s compensation for his services as a director will be consistent with that of the Company’s other nonemployee directors. Effective upon his appointment, Mr. Hanlon was granted fully-vested options to purchase 48,499 shares of common stock, par value $0.0001 per share, of the Company at a strike price of $0.73 per share. The options were granted pursuant to the Company’s 2017 Equity Award Plan and expire on November 5, 2028.

Results of Operations – Comparison of the Three Months Ended September 30, 2018 and 2017

Consolidated operating results for three months ended September 30, 2017 include AOC Key Solutions and Firestorm (“Legacy Novume”), and one month of Brekford from the date of acquisition, but do not include operations from Global. Consolidated operating results for three months ended September 30, 2018 include AOC Key Solutions, Firestorm, Brekford and Global.

Novume Solutions, Inc.
Consolidated Statements of Operations
For the Three Months Ended September 30, 2018 and 2017

	For the Three Months ended September 30,
	2018	2017
Revenue	$13,148,848	$4,421,574
Cost of revenue	9,229,054	2,457,806
Gross profit	3,919,794	1,963,768

Operating expenses
Selling, general, and administrative expenses	4,158,061	2,951,933
Loss from operations	(238,267)	(988,165)
Other expense
Interest expense	(244,034)	(33,720)
Other income	549	5,383
Total other (expense) income	(243,485)	(28,337)
Loss before income taxes	(481,752)	(1,016,502)
(Provision) benefit from income taxes	(22,082)	225,142
Net loss	$(503,834)	$(791,360)

Revenue

Revenue increased by $8,727,274, or 197%, to $13,148,848 for the three months ended September 30, 2018, compared to $4,421,574 for the three months ended September 30, 2017, which includes one month of revenue from Brekford of $224,783. Aggregate revenue attributable to Brekford and Global for the three months ended September 30, 2018 was $8,134,344. Aggregate revenue attributable to Legacy Novume for the three months ended September 30, 2018 was $5,014,504, an increase of 19% compared to the prior year period due to the integration of BC Management and Secure Education into Firestorm and increased contract activity within AOC Key Solutions.

Cost of Revenue

Total cost of revenue for the three months ended September 30, 2018 increased $6,771,248, or 275.5%, to $9,229,054 compared to $2,457,806 for the three months ended September 30, 2017, which includes one month of cost of revenue from Brekford of $88,963. Aggregate cost of revenue attributable to Brekford and Global for the three months ended September 30, 2018 was $6,667,350. Aggregate cost of revenue attributable to Legacy Novume for the three months ended September 30, 2018 was $2,561,704, or 51.1% of revenue, which is a decrease from the prior year legacy period of 53.5% of revenue and is primarily attributable to a decrease in costs of labor.

Gross Profit

Gross profit for three months ended September 30, 2018 increased by $1,956,026, or 99.6%, to $3,919,794 compared to $1,963,768 for the three months ended September 30, 2017, which includes one month of gross profit from Brekford of $135,820. Aggregate gross profit attributable to Brekford and Global for the three months ended September 30, 2018 was $1,466,994. Aggregate gross profit attributable to Legacy Novume for the three months ended September 30, 2018 was $2,452,800, an increase of 34.2% compared to the prior year period.

The gross profit margin was 29.8% for the three months ended September 30, 2018, compared to 44.4% for the three months ended September 30, 2017. The gross profit margin for Brekford and Global was 28.5%, while the gross profit margin for Legacy Novume for the three months ended September 30, 2018 was 48.9% compared to the prior year period of 48.9%. Because staffing companies, such as Global, have greater costs of services as compared to professional services support providers such as AOC Key Solutions, the addition of Global has had an impact of lowering the consolidated gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2018, increased by $1,206,128, or 41%, to $4,158,061 compared to $2,951,933 for the three months ended September 30, 2017, which includes one month of selling, general and administrative expenses from Brekford of $173,466. Aggregate selling, general and administrative expenses attributable to Brekford and Global for the three months ended September 30, 2018 was $1,427,895. Aggregate selling, general and administrative expenses attributable to Legacy Novume for the three months ended September 30, 2018 was $2,730,167, a decrease of 1.7% compared to the prior year period.

The decrease in selling, general and administrative expenses of Legacy Novume was primarily due to decrease in professional and legal fees due to fewer corporate initiatives in the current year period. As percentage of revenue, our selling, general and administrative expenses for the three months ended September 30, 2018 decreased to 31.6% compared to 67.8% for the three months ended September 30, 2017.

We anticipate that our general and administrative expenses may continue to increase, however, at a reduced pace in future periods. These increases may include costs related to hiring of personnel and fees to outside consultants, lawyers and accountants as well as expenses related to maintaining compliance with applicable listing rules and SEC requirements, insurance, and investor relations activities.

Other Expense

Other expense, net, for the three months ended September 30, 2018 was $243,485 compared to other expense of $28,337 for the three months ended September 30, 2017. This increase was primarily related to a $210,314 increase in interest expense for the April 2018 promissory note.

Income Tax Expense

Our income tax provision for the three months ended September 30, 2018 was $22,082 compared to a benefit of $225,142 for the three months ended September 30, 2017. The prior year period tax benefit recorded is due primarily to the full valuation allowance on our deferred tax assets in the fourth quarter of 2017 and a provision for state income taxes in 2018.

Net Loss

Net loss for the three months ended September 30, 2018, was $503,834 compared to a net loss of $791,360 for the three months ended September 30, 2017. The net loss margin was 3.8% for the three months ended September 30, 2018, compared to a net loss margin of 17.9% for the three months ended September 30, 2017. The decrease in net loss compared to the prior year period was attributable primarily to the accretive gross profit of Global and Brekford acquisitions as well as reduced selling, general and administrative expenses due to fewer corporate initiatives offset somewhat by increased interest costs.

Results of Operations – Comparison of the Nine Months Ended September 30, 2018 and 2017

Consolidated operating results for nine months ended September 30, 2017 include AOC Key Solutions and Firestorm operations only for the period from January 25, 2017 through September 30, 2017 and one month of Brekford from the date of acquisition, but do not include operations from Global. Consolidated operating results for nine months ended September 30, 2018 include AOC Key Solutions, Firestorm, Brekford and Global.

Novume Solutions, Inc.
Consolidated Statements of Operations
For the Nine Months Ended September 30, 2018 and 2017

	For the Nine Months ended September 30,
	2018	2017
Revenue	$36,705,781	$11,131,825
Cost of revenue	26,228,464	6,017,982
Gross profit	10,477,317	5,113,843

Operating expenses
Selling, general, and administrative expenses	13,767,636	7,899,438
Loss from operations	(3,290,319)	(2,785,595)
Other expense	-	-
Interest expense	(507,841)	(97,624)
Other income	201,275	5,382
Total other (expense) income	(306,566)	(92,242)
Loss before income taxes	(3,596,885)	(2,877,837)
(Provision) benefit from income taxes	(22,082)	964,377
Net loss	$(3,618,967)	$(1,913,460)

Revenue

Revenue increased by $25,573,956, or 230%, to $36,705,781 for the nine months ended September 30, 2018, compared to $11,131,825 for the nine months ended September 30, 2017, which includes one month of revenue from Brekford of $224,783. Aggregate revenue attributable to Brekford and Global for the nine months ended September 30, 2018 was $24,073,605. Aggregate revenue attributable to Legacy Novume for the nine months ended September 30, 2018 was $12,632,177, an increase of 15.8% compared to the prior year period due to an increase in revenue attributable to the integration of BC Management and Secure Education into Firestorm and increased contract activity within AOC Key Solutions.

Cost of Revenue

Total cost of revenue for the nine months ended September 30, 2018 increased $20,210,482, or 335.8%, to $26,228,464 compared to $6,017,982 for the nine months ended September 30, 2017, which includes one month of cost of revenue from Brekford of $88,963. Aggregate cost of revenue attributable to Brekford and Global for the nine months ended September 30, 2018 was $19,795,220. Aggregate cost of revenue attributable to Legacy Novume for the nine months ended September 30, 2018 was $6,433,245, or 50.9% of revenue compared to the prior year legacy period of 54.4% of revenue.

Gross Profit

Gross profit for nine months ended September 30, 2018 increased by $5,363,474, or 105%, to $10,477,317 compared to $5,113,843 for the nine months ended September 30, 2017, which includes one month of gross profit from Brekford of $135,820. Aggregate gross profit attributable to Brekford and Global for the nine months ended September 30, 2018 was $4,278,385. Aggregate gross profit attributable to Legacy Novume for the nine months ended September 30, 2018 was $6,198,932, an increase of 24.5% compared to the prior year period.

The gross profit margin was 28.5% for the nine months ended September 30, 2018, compared to 45.9% for the nine months ended September 30, 2017. The gross profit margin for Brekford and Global was 17.8%, while the gross profit margin for Legacy Novume for the nine months ended September 30, 2018 and 2017 was relatively consistent at 49.1% and 45.9%, respectively. Because staffing companies, such as Global, have greater costs of services as compared to professional services support providers such as AOC Key Solutions, the addition of Global has had an impact of lowering the consolidated gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2018, increased by $5,868,198, or 74.3%, to $13,767,636 compared to $7,899,438 for the nine months ended September 30, 2017, which includes one month of selling, general and administrative expense from Brekford of $173,466. Aggregate selling, general and administrative expenses attributable to Brekford and Global for the nine months ended September 30, 2018 was $4,418,059. Aggregate selling, general and administrative expenses attributable to Legacy Novume for the nine months ended September 30, 2018 was $9,349,577, an increase of 21.0% compared to the prior year period.

The increase in selling, general and administrative expenses of Legacy Novume was primarily due to increases in professional and legal fees related to acquisitions and financings, board and corporate expenses, and expenses related to maintaining compliance with applicable listing rules and SEC requirements. As percentage of revenue, our selling, general and administrative expenses for the nine months ended September 30, 2018 decreased to 37.5% compared to 71.0% for the nine months ended September 30, 2017.

We anticipate that our general and administrative expenses may continue to increase, however, at a reduced pace in future periods. These increases may include costs related to hiring of personnel and fees to outside consultants, lawyers and accountants as well as expenses related to maintaining compliance with applicable listing rules and SEC requirements, insurance, and investor relations activities.

Other Expense

Other expense, net, for the nine months ended September 30, 2018 was $306,566 compared to other expense of $92,242 for the nine months ended September 30, 2017. This increase was related to an increase of $410,217 of interest expense for the April 2018 promissory note, offset by a $200,000 adjustment to holdback consideration and the reversal of a prior year accrued expense.

Income Tax Expense

Our income tax provision for the nine months ended September 30, 2018 was $22,082, compared to a benefit of $964,377 for the nine months ended September 30, 2017. The Company established a valuation allowance against deferred tax assets in the fourth quarter of 2017 and has continued to maintain a full valuation allowance through the nine months ended September 30, 2018; therefore, there was no tax benefit recognized for the losses incurred for the nine months ended September 30, 2018. The $22,082 represents a provision for state income taxes for 2018.

Net Loss

Net loss for the nine months ended September 30, 2018, was $3,618,967 compared to a net loss of $1,913,460 for the nine months ended September 30, 2017. The net loss margin was 9.9% for the nine months ended September 30, 2018, compared to a net loss margin of 17.2% for the nine months ended September 30, 2017. The increase in net loss for the nine months ended September 30, 2018 compared to the prior year period was attributable to the increase in selling, general and administrative expenses, offset by the increased gross profit, increase interest expense and reduction in the tax provision.

Cash Flow

Novume expects to finance its operations over the next twelve months from the date of this Form 10-Q primarily through existing cash flow, supplemented as necessary by funds available through access to credit and through access to additional capital, to the extent available to the Company.

The net cash flows from operating, investing and financing activities for the periods below were as follows:

	Nine months ended September 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(1,099,656)	$(2,204,152)
Investing activities	519,270	(52,985)
Financing activities	106,742	3,230,815
Net increase in cash and cash equivalents:	$(473,644)	$973,678

Cash Used in Operating Activities

For the nine months ended September 30, 2018, net cash used in operating activities was $1,099,656. Cash was used primarily to fund our loss from operations of $3,618,967 and was affected by the increase in current liabilities of $1,000,185, offset by the increase in current assets of $211,231. We also incurred non-cash expenses of $1,307,895 including depreciation and amortization, amortization of intangibles, share-based compensation, deferred rent, financing related costs and changes in fair value of derivative liability.

For the nine months ended September 30, 2017, net cash used in operating activities was $2,204,152. Cash was used primarily to fund our loss from operations of $1,913,460 and was affected by the increase in current liabilities of $1,088,529, offset by the decrease in current assets of $1,119,630. We also incurred non-cash expenses of $259,861including depreciation and amortization, provision for losses on accounts receivable, deferred tax effect, share-based compensation, deferred rent and warrant expense.

Cash Provided by and Used in Investing Activities

For the nine months ended September 30, 2018, net cash provided by investing activities of $519,270 was primarily the result of $1,475,000 of proceeds from the sale of a note receivable offset by the development of new products including the allocation of certain labor costs and the purchase of computer hardware and equipment.

For the nine months ended September 30, 2017, net cash used in investing activities of $52,985 related to the purchase of computer hardware and equipment.

Cash Provided by Financing Activities

For the nine months ended September 30, 2018, net cash provided by financing activities of $106,742 related to the proceeds from the sale of notes payable of $2,000,000, vehicle loan of $31,824, and the exercise of options of $23,449 offset by the net short-term repayments of $1,571,984 and the payment of Series A and Series B Preferred Stock dividends of $344,724.

For the nine months ended September 30, 2017, net cash provided by financing activities of $3,230,815 related to proceeds from the issuance of preferred stock of $1,745,347, net of fees, the acquisition of Brekford of $1,943,777, net of cash acquired, proceeds from a note payable of $47,341, offset by the payment of Series A Preferred Stock dividends of $163,601 and the acquisition of Firestorm of $417,704, net of cash acquired.

Non-Cash Financing Activities

In April 2018, we issued 35,000 shares, valued at $126,000, of Novume common stock as consideration in connection with the April 2018 Promissory Note.

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

In January 2017, KeyStone acquired Firestorm as described above. The non-cash consideration for this acquisition included notes payable of $907,407 and the issuance of 946,875 shares (post-merger exchange) of our common stock and 631,254 warrants valued at $1,203,986.

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

Rent expense for the nine months ended September 30, 2018 and 2017 was $608,943 and $575,181, respectively, and is included in selling, general and administrative expenses.

As of September 30, 2018, the future obligations over the primary terms of the long-term leases expiring through 2023 are as follows:

2018 (remainder of year)	$192,046
2019	624,228
2020	190,599
2021	101,386
2022	38,873
Thereafter	30,393
Total	$1,177,525

We are the lessor in an agreement to sublease office space in Chantilly, Virginia with an initial term of two years with eight one-year options to renew the lease through October 31, 2019. The lease provides for an annual increase in base rent and expenses of 2.90%. The initial term ended October 31, 2011 and we exercised the renewal options through 2014. On April 7, 2015, the lease was amended to sublease more space to the subtenant and change the rental calculation. The sublease agreement provided offsets of $136,901 to rent expense for each of the nine months ended September 30, 2018 and 2017.

Liquidity and Capital Resources

During 2017 and 2018, we have funded our operations primarily through cash from operating activities from our subsidiaries, revolving lines of credit, issuance of debt, the completed Reg A Offering and the sale of assets. As of September 30, 2018, we had unrestricted cash and cash equivalents of $1,483,568 and working capital of $1,181,723, as compared to unrestricted cash and cash equivalents of $1,957,212 and working capital of $2,750,578 as of December 31, 2017.

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

On December 31, 2017, we declared and accrued dividends of $87,907 payable to Series A shareholders of record as of December 31, 2017. On January 5, 2018, we paid cash dividends of $87,907 to Series A shareholders of record as of December 31, 2017. On April 6, 2018, we paid cash dividends of $87,907 to Series A shareholders of record as of March 31, 2018. On July 9, 2018, we paid cash dividends of $87,907 to Series A shareholders of record as of June 30, 2018. On September 30, 2018, the Company accrued dividends of $87,907 to Series A Preferred Stock shareholders of record as of September 30, 2018.

As part of the Global Merger, we issued 240,861 shares of $0.0001 par value Series B Preferred Stock. All Series B Preferred Stock was issued at a price of $10.00 per share as part of the acquisition of the Global Merger. The Series B Preferred Stock has a conversion price of $5.00 per share. Each Series B Preferred Stock has an automatic conversion feature based on the share price of Novume. The Series B Preferred Stock is entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. On December 31, 2017, we declared and accrued dividends of $27,001 payable to Series B shareholders of record on December 31, 2017. On January 5, 2018, we paid cash dividends of $27,001 to Series B shareholders of record as December 31, 2017. On April 6, 2018, we paid cash dividends of $27,001 to Series B shareholders of record as of March 31, 2018. On July 9, 2018, we paid cash dividends of $27,001 to Series B shareholders of record as of June 30, 2018. On September 30, 2018, the Company accrued dividends of $27,001 to Series B Preferred Stock shareholders of record as of September 30, 2018.

Operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable, accrued expenses, current portion of long-term debt and lines of credit, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances.

Global has revolving lines of credit with Wells Fargo Bank, National Association (“WFB”) (“the Global Wells Agreements”). WFB agreed to advance to Global, 90% of all eligible accounts with a maximum facility amount of $5,000,000. Interest is payable under the Global Wells Agreements at a monthly rate equal to the Three-Month LIBOR in effect from time to time plus 3% plus the Margin. The Margin is 3%. Payment of the revolving lines of credit is secured by the accounts receivable of Global. The current terms of the Global Wells Agreements run through December 31, 2018, with automatic renewal terms of 12 months. WFB or Global may terminate the Global Wells Agreements upon at least 60 days’ written notice prior to the last day of the current term. The principal balance at September 30, 2018 and December 31, 2017 was $1,510,234 and $2,057,259, respectively. As part of the lines of credit agreements, Global must maintain certain financial covenants. Global met all financial covenant requirements for the three months ended September 30, 2018.

On November 12, 2017, AOC Key Solutions entered into an Account Purchase Agreement and related agreements (the “AOC Wells Agreement”) with WFB. Pursuant to the AOC Wells Agreement, AOC Key Solutions agreed to sell and assign to WFB all of its Accounts (as such term is defined in Article 9 of the Uniform Commercial Code), constituting accounts arising out of sales of Goods (as such term is defined in Article 9 of the Uniform Commercial Code) or rendition of services that WFB deems to be eligible for borrowing under the AOC Wells Agreement. WFB agreed to advance to AOC Key Solutions, 90% of all eligible accounts with a maximum facility amount of $3,000,000. Interest is payable under the AOC Wells Agreement at a monthly rate equal to the Daily One Month LIBOR in effect from time to time plus 5%. The AOC Wells Agreement also provides for a deficit interest rate equal to the then applicable interest rate plus 50% and a default interest rate equal to the then applicable interest rate or deficit interest rate, plus 50%. The initial term of the AOC Wells Agreement runs through December 31, 2018 (the “Initial Term”), with automatic renewal terms of 12 months (the “Renewal Term”), commencing on the first day after the last day of the Initial Term. AOC Key Solutions may terminate the AOC Wells Agreement upon at least 60 days’ prior written notice, but no more than 120 days’ written notice, prior to and effective as of the last day of the Initial Term or the Renewal Term, as the case may be. WFB may terminate the AOC Wells Agreement at any time and for any reason upon 30 days’ written notice or without notice upon the occurrence of an Event of Default (as such term is defined in the Agreement) after the expiration of any grace or cure period. The principal balance at September 30, 2018 and December 31, 2017 was $581,368 and $1,606,327, respectively. As part of the line of credit agreement, AOC Key Solutions must maintain certain financial covenants. AOC Key Solutions met all financial covenant requirements for the three months ended September 30, 2018.

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

The Avon Road Note accrues simple interest on the unpaid principal of the note at a rate equal to the lower of (a) 9% per annum, or (b) the highest rate permitted by applicable law. Interest is payable monthly, and the note was to mature on March 16, 2019. On October 23, 2018, the maturity date of this note was extended to March 16, 2020.

On April 3, 2018, Novume and Brekford entered into a transaction pursuant to which an institutional investor (the “Lender”) loaned $2,000,000 to Novume and Brekford (the “April 2018 Promissory Note”). The loan was originally due and payable on May 1, 2019 and bears interest at 15% per annum, with a minimum of 15% interest payable if the loan is repaid prior to May 1, 2019. On October 24, 2018, Novume and Brekford entered into a note amendment with the Lender by which the maturity date of the note was extended to May 1, 2020. In consideration for the agreement of the Lender to extend the maturity date, the Company agreed to pay the Lender $62,500. The amendment further provides for payment of interest through May 1, 2019 if the principal is repaid before May 1, 2019 and for the payment of interest through May 1, 2020 if the principal is repaid after May 1, 2019 and before May 1, 2020. The loan is secured by a security interest in all of the assets of Brekford. In addition, Novume agreed to issue 35,000 shares of common stock to the Lender, which shares contain piggy-back registration rights. If the shares are not so registered on the next selling shareholder registration statement, Novume shall be obligated to issue an additional 15,000 shares to the Lender. Upon any sale of Brekford or its assets, the Lender will be entitled to receive 7% of any proceeds received by Novume or Brekford in excess of $5 million (the “Lender’s Participation”). In addition, commencing January 1, 2020, the Lender shall be paid 7% of Brekford’s earnings before interest, taxes, depreciation and amortization, less any capital expenditures, which amount would be credited for any payments that might ultimately be paid to the Lender as its Lender’s Participation, if any. At April 3, 2018, the fair value of shares issued was $126,000 and designated as financing cost and the amortized financing cost for the three and nine months ended September 30, 2018 was determined to be $29,076 and $58,152, respectively. The April 2018 Promissory note has an effective interest rate of 22.5%.

Novume has generated losses since its inception in August 2017 and has relied on cash on hand, external bank lines of credit, issuance of debt and the sale of a note to provide cash for operations. The Company attributes losses to merger costs, public company corporate overhead, lower than expected revenue and lower gross profit of some of our subsidiaries. As of and for the nine months ended September 30, 2018, the Company incurred a net loss from continuing operations of approximately $3.6 million and used approximately $1.1 million in net cash from operating activities from continuing operations. The Company had total cash and cash equivalents of approximately $1.5 million as of September 30, 2018 and a net working capital of $1.2 million.

On November 1, 2018, the Company issued 4,125,000 shares of common stock through an underwritten public offering at a public offering price of $0.80 per share. Net proceeds to the Company was approximately $2.8 million. In addition, the Company granted underwriters a 45-day option to purchase up to 618,750 additional shares of common stock to cover over-allotment, if any. As part of this transaction, the Company issued to the underwriter warrants to purchase an aggregate of 206,250 shares of common stock, exercisable over a period of five years, at an exercise price of $1.00 per share. The warrants are exercisable commencing April 27, 2019 and expire on October 29, 2023.

No additional sources of capital have been obtained or committed through the date these consolidated financial statements were available to be issued, except as noted in the Recent Events below. Although certain of our subsidiaries are profitable, due to the operating costs associated with being a public company and expenses related to product development and commercialization costs at other subsidiaries, we anticipate that we will operate at a loss for the foreseeable future.

As of September 30, 2018, Novume did not have any material commitments for capital expenditures.

Recent Events

On September 17, 2018, we entered into a Letter of Intent with OpenALPR which sets forth the parties’ intent to consummate a transaction pursuant to which we will acquire the assets of OpenALPR. The consideration for the transaction will be approximately $15 million, comprised of cash, or cash and the Company’s common stock (up to $5,000,000 based on a price per share of $5.00), at the election of OpenALPR. OpenALPR is a privately-held Boston, Massachusetts-based company that provides automated license plate reader (ALPR) technology used by both law enforcement and commercial clients. This transaction is subject to closing conditions, including satisfactory completion of due diligence, entry into definitive agreements, and consummation of a financing transaction. The Company is committed to closing the transaction on or before February 28, 2019.

On October 9, 2018, we entered into the MSA with OpenALPR whereby the we will provide services to support the continued growth of OpenALPR’s platform. These services include sales, call center and customer support, engineering, marketing and website services along with business strategy, contract and other back office functions. The MSA provides for Novume to receive compensation on a time and materials basis for most services and a commission basis for sales of OpenALPR products.

Effective October 16, 2018, we entered into exchange agreements with holders of warrants to purchase an aggregate of 56,000 shares of the Company’s common stock. Pursuant to the exchange agreements, we issued to the holders an aggregate of 96,924 shares of common stock in exchange for the return of the warrants to the Company for cancellation.

Effective October 23, 2018, we entered into amendment with the holder of an outstanding promissory note in the principal amount of $500,000 to only extend the maturity date of the promissory note from March 16, 2019 through March 16, 2020. Also, on October 24, 2018, we entered into an amendment with another holder of an outstanding promissory note in the principal amount of $2,000,000 to extend the maturity date from May 1, 2019 through May 1, 2020. In consideration for the agreement of the Lender to extend the maturity date, the Company agreed to pay the Lender $62,500. The amendment further provides for the payment of interest through May 1, 2019 if the principal is repaid before May 1, 2019 and for the payment of interest through May 1, 2020 if the principal is repaid after May 1, 2019 and before May 1, 2020.

On November 1, 2018, we issued 4,125,000 shares of common stock through an underwritten public offering at a public offering price of $0.80 per share. Net proceeds to the Company was approximately $2.8 million. In addition, we granted underwriters a 45-day option to purchase up to 618,750 additional shares of common stock to cover over-allotment, if any. As part of this transaction, the Company issued to the underwriter warrants to purchase an aggregate of 206,250 shares of common stock, exercisable over a period of five years, at an exercise price of $1.00 per share. The warrants are exercisable commencing April 27, 2019 and expire on October 29, 2023.

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

The payment terms and conditions in our customer contracts vary. Differences between the timing of billings and the recognition of revenue are recognized as either unbilled services or deferred revenues in the accompanying consolidated balance sheets. Revenues recognized for services performed, but not yet billed to clients, are recorded as unbilled services. Revenues recognized, but for which the Company has not yet been entitled to bill because certain events must occur, such as the completion of the measurement period or client approval, are recorded as contract assets and included within unbilled services. Client prepayments and retainers are classified as deferred revenues and recognized over future periods, as earned, in accordance with the applicable engagement agreement. As of December 31, 2017, the Company had $117,636 of deferred revenue, of which $12,333 and $42,636, was recognized for the three and nine months ended September 30, 2018, respectively.

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

We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and our assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. The balance in the allowance for doubtful accounts was $24,000 as of September 30, 2018 and December 31, 2017. However, actual write-offs might exceed the recorded allowance.

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

As of September 30, 2018, our evaluation revealed no uncertain tax positions that would have a material impact on the financial statements. The 2014 through 2017 tax years remain subject to examination by the IRS, as of September 30, 2018. Our management does not believe that any reasonably possible changes will occur within the next twelve months that will have a material impact on the financial statements.

Going Concern and Management’s Plan

Beginning with the year ended December 31, 2017 and all annual and interim periods thereafter, management will assess going concern uncertainty in the Company’s consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans and external bank lines of credit, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

The Company has generated losses since its inception in August 2017 and has relied on cash on hand, external bank lines of credit, the sale of a note and a public offering of its common stock to support cashflow from operations. The Company attributes losses to merger costs, public company corporate overhead and investments made by some of our subsidiary operations. As of and for the nine months ended September 30, 2018, the Company had a net loss of approximately $3.6 million and working capital of approximately $1.2 million. The Company’s cash position was increased in April 2018 by the receipt of $2 million related to the issuance of a promissory note and in November 2018 by the proceeds of $2.8 million from the sale of common stock. Also, as discussed in Note 8, the maturity dates for the Avon Road Note and the April 2018 Promissory Note have been extended into 2020.

Management continues to seek additional funding to support its planned acquisition of OpenALPR, however, no assurance can be given that it will be successful in raising adequate funds needed. If the Company is unable to raise additional capital when required or on acceptable terms, management may have to: terminate its intent to acquire OpenALPR; delay, scale back or discontinue the development or commercialization of some of our products; restrict our operations; or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. The Company may implement its contingency plans to reduce or defer expenses and cash outlays if operations do not improve in the look-forward period.

Management believes that based on relevant conditions and events that are known and reasonably knowable that its current forecasts and projections, for one year from the date of the filing of the consolidated financial statements in this Quarterly Report on Form 10-Q, indicate improved operations and the Company’s ability to continue operations as a going concern for that one-year period. The Company is actively monitoring its operations, cash on hand and working capital. The Company has contingency plans to reduce or defer expenses and cash outlays should operations not improve in the look-forward period or additional financing is not available. Management believes the substantial doubt regarding the going concern reported at June 30, 2018 has been alleviated as a result of improved operations, the extended maturity dates on notes payable and the proceeds of the November stock issuance.

New Accounting Pronouncements

Recently Issued Accounting Pronouncements

Not Yet Adopted

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. ASU 2018-07 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted but no earlier than an entity’s adoption date of Topic 606. We will adopt the provisions of this ASU in the first quarter of 2019. Adoption of the new standard is not expected to have a material impact on our Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We are currently evaluating the effect that ASU 2018-13 will have on our consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases. An additional update was issued by FASB in January 2018 to ASC Topic 842. We are currently evaluating the impact of the adoption of this guidance and the related update on our consolidated financial condition, results of operations and cash flows.

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

On January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers, using the modified retrospective method. Novume has aggregated and reviewed all contracts at the date of initial application that are within the scope of Topic 606, excluding time-and-expense contracts at AOC Key Solutions and Global since Topic 606 does not have a material impact on time-and-expense contracts. Based on its evaluation, the adoption of Topic 606 did not have a material impact on the Company’s balance sheet or related consolidated statements of operations, equity or cash flows. Therefore, prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605. The impact of adopting Topic 606 to the Company as of January 1, 2018 relate to: (1) a change to franchisee agreements recorded prior to 2017 of $22,000 which will be amortized over remaining term of the franchisee agreements; and (2) the timing of certain contractual agreements which amounted to $45,000 and subsequently recognized as revenue in nine months ended September 30, 2018 resulting in (3) an increase in each of deferred revenue and accumulated deficit of $67,000. The impact of adopting Topic 606 on our consolidated balance sheet as of September 30, 2018 is a $53,248 reduction to deferred revenue. The impact of adopting Topic 606 on our consolidated income statement for the nine months ended September 30, 2018 is a $53,248 increase in revenue. Revenue recognition related to the Company’s other revenue streams will remain substantially unchanged. As of September 30, 2018, approximately $13,752 of deferred revenue recognized upon adoption of Topic 606 is expected to be recognized from remaining performance obligations for a franchise contract over the next 15 months.

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

We carried out an evaluation, required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018.

Changes to Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. However, we have hired a Chief Accounting Officer and instituted initiatives to improve our controls throughout the organization.

Part II
OTHER INFORMATION

Item 1.
Legal Proceedings

None.

Item 1A.
Risk Factors

Other than as set forth below, there have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on April 12, 2018.

Risks Relating to our Business

We may be unable to complete our acquisition of the assets of OpenALPR.

On September 17, 2018, we entered into a Letter of Intent with OpenALPR which sets forth the parties’ intent to consummate a transaction pursuant to which we will acquire the assets of OpenALPR (see “Recent Developments”). The closing of the acquisition is subject to, among other things, raising additional capital, which may not be available to us on acceptable terms, or at all. If we raise additional capital in connection with the acquisition through the sale of common stock or securities convertible or exercisable into common stock, our then-stockholders may experience substantial dilution. If we fail to complete the acquisition, our business may be harmed.

We may be required to redeem our outstanding shares of Series A Preferred Stock.

The holders of our outstanding shares of Series A Preferred Stock (consisting of 502,327 shares as of October 29, 2018), will have the right to require the Company to redeem their shares, at any time from and after November 8, 2021, at a price of $15.00 per share plus any accrued but unpaid dividends (such accrued but unpaid dividends are equal to an aggregate of $114,908 as of October 29, 2018). (See the Company’s Certificate of Designation of Series A Preferred Stock filed as an exhibit to our Form 8-K filed with the SEC on August 25, 2017). In the event that the market price of our common stock does not exceed the conversion price of the Series A Preferred Stock at the time of redemption, we will likely be required to redeem the outstanding shares of Series A Preferred Stock, which would likely have a material adverse effect on our liquidity, capital resources and business prospects.

Our significant debt obligations could impair our liquidity and financial condition. If we default on our secured debt, the lender may foreclose on our assets.

As of September 30, 2018, we (through a subsidiary) had $1,510,234 outstanding under our line of credit with Wells Fargo Bank, National Association (“WFB”), secured by one of our subsidiary’s accounts receivable. WFB agreed to advance to this subsidiary, 90% of all eligible accounts with a maximum facility amount of $5,000,000. If we default on this debt, the lender may foreclose on its collateral, which would have a material adverse effect on our business and operations. As of October 29, 2018, $1,051,011 was outstanding under this line of credit.

In addition, as of September 30, 2018, we (through a subsidiary) had $581,368 outstanding under an account purchase agreement with WFB, pursuant to which our subsidiary agreed to sell and assign to WFB all of its Accounts (as such term is defined in Article 9 of the Uniform Commercial Code), constituting accounts arising out of sales of Goods (as such term is defined in Article 9 of the Uniform Commercial Code) or rendition of services that WFB deems to be eligible for borrowing under the AOC Wells Agreement. WFB agreed to advance to our subsidiary, 90% of all eligible accounts with a maximum facility amount of $3,000,000. A default under this agreement would have a material, adverse effect on our business and operations. As of October 29, 2018, $0 was outstanding under this line of credit.

As of September 30, 2018, we had $2,000,000 outstanding with an institutional investor (the “Lender”). The loan was originally due and payable on May 1, 2019 and bears interest at 15% per annum, with a minimum of 15% interest payable if the loan is repaid prior to May 1, 2019. On October 24, 2018, we entered into a note amendment with the Lender by which the maturity date of the note was extended to May 1, 2020. In consideration for the agreement of the Lender to extend the maturity date, we agreed to pay the Lender $62,500. The amendment further provides for payment of interest through May 1, 2019 if the principal is repaid before May 1, 2019 and for the payment of interest through May 1, 2020 if the principal is repaid after May 1, 2019 and before May 1, 2020. The loan is secured by a security interest in all of the assets of Brekford. A default under this agreement would have a material, adverse effect on our business and operations.

In addition, our debt obligations:
●
could impair our liquidity;
●
could make it more difficult for us to satisfy our other obligations;
●
require us to dedicate a substantial portion of our cash flow to payments on our debt obligations, which reduces the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;
●
could impede us from obtaining additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes;
●
impose restrictions on us with respect to the use of our available cash, including in connection with future transactions;
●
could limit our ability to execute on our acquisition strategy;
●
make us more vulnerable in the event of a downturn in our business prospects and could limit our flexibility to plan for, or react to, changes in our licensing markets; and
●
could place us at a competitive disadvantage when compared to our competitors who have less debt.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

None.

Item 6.
Exhibits

(a) Exhibits.

Number	Description
1.1
Underwriting Agreement, dated October 29, 2018, by and between ThinkEquity, a division of Fordham Financial Management, Inc. acting as the representative of the several underwriters named on Schedule I thereto (Previously filed as Exhibit 1.1 to the Company’s current report on Form 8-K as filed with the SEC on November 1, 2018).

10.1
Letter of Intent for the purchase of the assets of OpenALPR Technology, Inc. dated September 17, 2018 (Previously filed as Exhibit 99.2 to the Company’s current report on Form 8-K as filed with the SEC on September 20, 2018).

10.2
Management Services Agreement dated October 9, 2018 (Previously filed as Exhibit 99.2 to the Company’s current report on Form 8-K as filed with the SEC on October 12, 2018). (Confidential treatment was requested with respect to certain portions of this exhibit pursuant to 17.C.F.R. §240.24b-2. Omitted portions were filed separately with the SEC). (1)

10.3	Amendment to Promissory Note dated March 16, 2016 (Previously filed as Exhibit 10.1 to the Company’s current report on Form 8-K as filed with the SEC on October 24, 2018).
10.4	Amendment to Promissory Note dated April 3, 2018 (Previously filed as Exhibit 10.2 to the Company’s current report on Form 8-K as filed with the SEC on October 24, 2018).
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
101-INS	XBRL Instance Document
101-SCH	XBRL Taxonomy Extension Schema Document
101-CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101-LAB	XBRL Taxonomy Extension Label Linkbase Document
101-PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101-DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novume Solutions, Inc.

Date: November 13, 2018		/s/ Robert A. Berman
	Name:	Robert A. Berman
	Title:	President and Chief Executive Officer
Principal Executive Officer

Date: November 13, 2018		/s/ Riaz Latifullah
	Name:	Riaz Latifullah
	Title:	EVP Corporate Development
Principal Financial and Accounting Officer
Authorized Signatory