Form 10-K
period 2018-12-31
Novume Solutions, Inc.
filed 2019-04-11
CIK 1697851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-55833
Novume Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-5266334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14420 Albemarle Point Place, Suite 200 Chantilly, VA, 20151	20151
(Address of Principal Executive Offices)	(Zip Code)

(703) 953-3838
 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
Common stock, par value $0.0001 per share	The Nasdaq Capital Market

Securities Registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant as of June 29, 2018 was approximately $23.7 million.

As of March 31, 2019, the Registrant had 19,367,619 shares of common stock, $0.0001 par value per share outstanding.

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

PART I

Item 1.
Business

Overview

We provide services and products to both government and private sector clients, with an emphasis on public safety, risk management and workforce solutions. Currently, as a leading provider of support services to the government contracting market, our primary clients are companies that serve the government. We provide professional services that offer scalable and compliant outsourced support to these companies. We help these clients capture business by winning government contracts and perform their contract requirements. We also provide specialized staffing services primarily in the aerospace and aviation industries to help clients manage risk by giving them the tools to be prepared for, and respond to, disruptive events and creating secure environments.

A small but growing part of our business provides and manages public safety products and systems. As part of this business, we have been working since 2017 to develop and field test a line of mobile products and related services for use by law enforcement and other public safety entities. These operations are conducted by our Rekor Recognition Systems, Inc. subsidiary, which was formerly named Brekford Traffic Safety, Inc. and is herein referred to as “Brekford”. In connection with this effort, in March 2019 we acquired substantially all of the assets of OpenALPR Technology, Inc., as more fully described below. These assets are now held in our new subsidiary, OpenALPR Software Solutions, LLC (“OpenALPR”). For the purpose of this Annual Report on Form 10-K any references to OpenALPR are to OpenALPR Technology, Inc. prior to March 12, 2019 and to OpenALPR Software Solutions, LLC on and after March 12, 2019. The technology we acquired currently has the capability to analyze images produced by almost any Internet Protocol (“IP”) camera and identify license plates from over 70 countries, as well as the make, model and color of the vehicle. Our new line of mobile public safety equipment employs this technology and ownership of the rights to the technology allows us to protect what we believe are significant competitive advantages for this new line of products. In addition, due to the advantages we see in the accuracy and speed of this technology, as well as its ability to be used with many widely available camera systems, we also believe that this technology can be used more broadly in the global vehicle recognition system market and serve other large markets in the transportation, security and logistics areas, as more fully described below.

As a result of the increasing involvement of technology in our operations, our Board of Directors has determined to organize our operations into two separate divisions, commencing with the first quarter of 2019. One division will be responsible for our businesses that provide professional services for the government contracting market, and staffing services for the aerospace and aviation markets, while the other division will be responsible for our activities in developing technology and distributing and licensing products and services for the public safety, vehicle recognition markets. In connection with this internal reorganization, we also expect to evaluate the possibility of reconfiguring, selling or discontinuing various business assets or entities.

Description of Services and Products

Professional and Specialty Staffing Services

Government Contracting Support

Our services assist government contractors with critical aspects of their business. Our services include: market intelligence and opportunity identification; capture and strategic advisory; proposal strategy and development; teaming support; and managed human capital services. Our services also help commercially-focused firms gain entry into the government contracting market. Since 1998, we have assisted our clients with over $144 billion of government contract awards.

Specialty Staffing Services

We provide quality specialized contract personnel, temp-to-hire professionals, direct hires, and temporary or seasonal hires to the Department of Defense and a diverse group of companies in the aerospace and aviation industry nationally and have been instrumental in placing highly-skilled technical professionals in some of the world’s most prestigious engineering firms and government facilities for over 20 years. Some of the professionals that we place in the aerospace and aviation industry include: FAA certified airframe and power plant mechanics; avionics and embedded software engineers; FCC certified avionic technicians; licensed aircraft inspectors; flight test engineers; process/repair engineers; and simulation engineers. Specialty staffing is a service that most large aviation and aerospace companies need due to the time-sensitive aspects of their contracts, and our customers use specialty staffing to fulfill a variety of roles.

Vehicle Recognition, Public Safety and Risk Management Products and Services

Vehicle Recognition and Public Safety Products and Services

In 2018, we provided traffic safety systems to a number of municipalities in North America. These systems include hardware that identifies red light and school safety zone traffic violations and software that captures and records forensic images, analyses the images to provide data and supports citation management services. Since 2017, we have been working to develop and field-test a line of mobile vehicle recognition products and related services for use by law enforcement and other public safety entities. These products include innovative systems that assist in identifying and enforcing violations involving emergency vehicles and school buses, as well as other products and services that can identify vehicles using fixed- and mobile-camera systems. These products have applications for electronic toll collection, traffic management, parking, insurance and banking industries, as well as law enforcement.

In March 2019, we acquired substantially all of the assets of a software development company, OpenALPR, as more fully described below. With this acquisition, we currently provide vehicle recognition and data management services covering paid contracts for over 9,000 cameras to customers in over 70 countries. The services, which operate in many installations at over a 99% accuracy rate, include a web server, self-managed database, and access to a powerful, cross-platform application programming interface. The software employs a convolutional neural network architecture to classify images and features include seamless video analysis and data analytics. Current customers include law enforcement agencies, highway authorities, parking system operators, private security companies, and wholesale and retail operations supporting logistics and customer loyalty programs.

Risk Management Products and Services

We help clients to both anticipate and evaluate risks and manage disruptive events when they occur. We assess, audit, develop, train and test strategies and programs encompassing predictive intelligence, business continuity, risk assessment, crisis management and communications, emergency and cyber incident response, behavioral risk and threat assessment, and workplace violence prevention. We are focused on prevention, in addition to planning and response initiatives. For example, BERTHA®, our behavioral risk and threat assessment program, positions schools, businesses and other organizations to prevent violence from occurring. This program helps our clients to identify early warning signs that may be exhibited by an individual before they are on a path to violence. In 2018, to complement our existing risk assessment, training and certification programs for child care programs and schools, we launched our FirstSight™ program to actively monitor social media activities of concern and provide assistance in taking appropriate preventive actions.

Our Markets

The Government Contracting Support Industry

According to the U. S. Treasury, the total dollar value of federal government contracts awarded over each of the last ten fiscal years has ranged from a high of approximately $560 billion in fiscal year 2010 to a low of approximately $440 billion in fiscal year 2015, creating a stable markets for support services. According to the U.S. federal government’s System for Award Management (“SAM”) database, as of March 18, 2019, there were over 492,000 government contractors, of which over 49,000 are located in Washington, DC, Maryland and Virginia, many of which are located in an area commonly known as the “Beltway” and are in close proximity to our headquarters. The U.S. federal government’s contract spending in Washington, DC, Maryland and Virginia was more than $115 billion in fiscal year 2018, according to USASpending.gov. This represents over 21% of the $544 billion of total contract spending in fiscal year 2018. We believe these factors provide growth opportunities for us.

Because of the geographic concentration of these clients, there is also a large, but fragmented, concentration of service providers for these companies. Although the businesses that provide resources to the government contracting sector are diverse and highly fragmented, their clients have many common needs resulting from the basic qualifications and standard requirements inherent in the government procurement process. We believe that there may be additional opportunities for consolidation in this sector, both in the Washington, DC market, and in other parts of the country, but our immediate goal is to improve our ability to serve this sector by pooling our subsidiaries’ resources and client contacts.

Clients

To be a government contractor, a company must be able to meet rigid standards. As a result, our clients are typically well-established, financially-stable businesses with both a reputation for excellence and high standards and a demonstrated ability to survive and prosper through innovation and adaptation. The U.S. federal government’s SAM database as of March 18, 2019 includes over 492,000 government contractors and over 49,000 are located in Washington, DC, Maryland and Virginia. Government contractors range from small privately-owned lifestyle companies to members of the Fortune 100. Since 1983, we have served thousands of these entities. In 2018, we provided services to 14 of the Top 100 largest federal contractors (based on their fiscal 2017 prime contracts in IT, systems integration, professional services and telecommunications) as identified by Washington Technology (https://washingtontechnology.com/toplists/top-100-lists/2018.aspx).

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

Competition

In the government contracting industry, the sectors in which we operate are highly fragmented and characterized by many smaller companies generally having fewer than ten employees. These companies tend to focus their operations on local customers or specialized niche activities. As a result, we compete with many smaller, more specialized companies that concentrate their resources in particular areas of expertise. The extent of our competition varies according to sectors and geographic areas. We believe we compete on quality of service, relevant experience, staffing capabilities, reputation, geographic presence, stability, and price. Price differentiation remains an important element in competitive tendering and is a significant factor in bidding for contracts. The importance of the foregoing factors varies widely based upon the nature, location, and scale of our clients’ needs. We believe that certain economies of scale can be realized by service providers that establish a national presence and reputation for providing high-quality and cost-effective services. Our ability to compete successfully will depend upon the effectiveness of our marketing efforts, the strength of our client relationships, our ability to accurately estimate costs and bid for work, the quality of the work we perform and our ability to hire and train qualified personnel.

Competitive Strengths

We believe we have developed a strong reputation for quality service in the government contracting market based upon our industry-recognized depth of experience, ability to attract and retain quality professionals, and expertise across multiple service sectors. We employ seasoned professionals with a broad array of specialties, a strong customer service orientation and in many cases, the required professional certifications and advanced degrees. As of March 31, 2019, 100% of our management and staff involved with proposal services received a Foundation Certification by the Association of Proposal Management Professionals. Our executive officers have significant operating and management experience and have been involved in analyzing potential acquisition transactions. We place a high priority on attracting, motivating and retaining top professionals to serve our clients, and our compensation system emphasizes the use of performance-based incentives, including opportunities for stock ownership, to achieve this objective. The services that we provide are highly-specialized professional services that have high barriers to entry. While we have a base of in-house professionals, we also have access to a very large group of consultants who can provide subject matter expertise for unique projects and who can supplement our workforce based on client demand. Our combination of niche market experience and professionals with requisite expertise has enabled us to develop strong relationships with our core clients. By serving clients on a long-term basis, we are able to gain a deep understanding of their overall business needs as well as the unique technical requirements of their projects. This increased understanding gives us the opportunity to provide superior value to our clients by allowing us to more fully assess and better manage the risks inherent in their projects.

Growth Strategies

In the government contracting market, we seek to expand our market share in our current areas of expertise. The universe of providers that service our clients is fragmented and diverse. Drawing on the insights and experience of our combined leadership team, we expect to both increase our contact with, and improve our understanding of, the needs of the enterprises we serve. By working together under common leadership, we believe our combined companies can better identify the qualities in our companies that the world’s leading businesses value most. We will then work to further enhance each company’s ability to perform in these areas by providing material support as well as exchanges of talent and ideas. By using our increased contact with our clients, we will also be working to enhance our clients’ awareness of these capabilities across our subsidiaries.

Vehicle Recognition and Public Safety Industry

The market for vehicle recognition products and services is diverse and includes: toll collection and traffic management; parking management and enforcement; safe cities programs; government, military, corporate, community and personal security; and wholesale and large retail logistics and customer loyalty programs, as well as public safety. Currently, our presence in these markets through OpenALPR and Brekford is small and concentrated mostly in North America. In 2016, IHS Market estimated that the number of cameras installed in North America would grow to over 60 million security cameras by 2016 and that 130 million surveillance cameras would be shipped globally in 2018. A substantial percentage of these cameras provide digital images that can be transferred over electronic networks and analyzed by software from OpenALPR.

Clients

Our clients in the public safety and vehicle recognition markets include governmental entities in the United States and Canada and major retailers, private security companies and parking management companies in these countries and others. We continue to explore new applications to further expand this growing client base. Brekford developed a first-of-its-kind camera and data management system designed to track and monitor violations of “move over” laws. The National Law Enforcement Officers Memorial Fund reports that during the period from 2009 through 2018, 122 police officers have been killed when struck by vehicles in the United States. The Emergency Responder Safety Institute estimates that about seven emergency workers and 50 tow operators are killed annually by passing vehicles in U.S. In addition, we believe that there are many unreported injuries and near misses.

Marketing and Sales

We offer our products services in the public safety and vehicle recognition markets through a combination of programs. For existing traffic safety clients, our services include hardware installation and maintenance, as well as forensic database and citation management services. With the launch of our new Guardian line, the products and services we provide for law enforcement are expected to concentrate increasingly on the leasing of our hardware in conjunction with software services, based on processing fees. OpenALPR currently sells licenses for the use of its software on a per camera basis, as well as selling the services of license plate recognitions and database storage and support.

Competition

Our current emphasis in the public safety and vehicle recognition markets is on products and services that include license plate recognition features. There are several large operators currently engaged in providing these products and services, including ELSAG North America (a subsidiary of  Leonardo – Società per azioni), Genetec Inc., Vigilant Solutions (now a division of Motorola Solutions), and ARH Inc. (based in Hungary). These vendors generally supply camera systems that use computer vision techniques based on optical character recognition algorithms to generate data in the form of license plate numbers with issuing jurisdiction. There are also a number of competitors developing and marketing artificial intelligence-based ALPR systems, including Sighthound Inc., PlateSmart Technologies, INEX Technologies, NueralLabs, Hangzhou Hikvision Digital Technology Co., Ltd., ARH, Inc. and NDI Recognition Systems, among others. The software developed by OpenALPR uses specialized neural network algorithms and takes advantage of over five years of machine learning using images from across the globe. Comparisons made by both OpenALPR personnel and independent evaluators indicate OpenALPR has high levels of accuracy for recognition of license plate numbers and issuing jurisdiction. In addition, the software can identify the make, model and color of the car and provides accurate readings from the images produced by lower-cost security cameras, which avoids the need to use specialized camera equipment. As a result, we believe that our products and services in this market currently can offer significant advantages in accuracy, usability and price that provide us with a competitive edge.

Competitive Strengths

In the public safety and vehicle recognition market, we believe we have, and can further develop, the following competitive strengths:

●
Higher Accuracy Rates for Vehicle Recognitions. Most existing vehicle recognition systems currently in place are accurate only within specified parameters of vehicle speed, viewing angles and lighting conditions. We believe OpenALPR software achieves superior accuracy rates under broader parameters of vehicle speed, viewing angles and lighting conditions.

●
Ability to Detect Make, Model and Color of Vehicle. We believe the ability to determine the make, model and color of a vehicle, in addition to the number and resident jurisdiction of a license plate, significantly enhances the value of our products and services as compared to systems that provide more limited recognition data or lower accuracy rates.

●
Functionality with any Internet Protocol Cameras. The optical character recognition-based systems marketed by our competitors in the public safety and vehicle recognition market often require customized cameras, while OpenALPR supports images captured by almost any digital camera that provides images that can be sent over the Internet. This allows us to create products and solutions using relatively inexpensive, consumer-grade, mass market components that are readily available, significantly smaller and lighter, and less expensive than products currently being used.

●
Increased Mobility. Because of the range and size of the cameras that can be used with OpenALPR software, Brekford’s new Guardian line of products will have significant advantages for use in mobile applications, such as law enforcement vehicles.

Growth Strategies

Our current emphasis for growth is to concentrate available resources on expanding sales of products and services that exploit the competitive advantages of our license plate reading technology. In particular, we are working to further develop our existing cloud-based subscription services for smaller clients and license our technology to original equipment manufacturers and large government and commercial customers for use with new and existing security, logistics, traffic management, vehicle location and customer loyalty systems. In pursuing larger government and enterprise clients, we intend to use the contacts, capabilities and resources of our legacy professional services businesses as we seek to expand our market. We are also working to develop a single operating system for use in connection with a variety of components in public safety vehicles, which will support products sold by other providers, as well as ours. In addition, we are taking steps toward qualifying our OpenALPR-based products and services to be available on the U.S. General Services Administration’s GSA Schedules Program.

At the same time that we are working to develop the sales and marketing capabilities to support sales of new products, our development plan for technology-related products and services includes increasing our capabilities relating to subscription-based solutions providing access to software as a service (“SaaS”), as well as a bundling hardware and software as part of equipment leasing programs.

In connection with our risk mitigation and crisis risk services, we are working to increase awareness of our initiatives by educating others on emerging threats and strategies to combat those threats through no-fee webinars, stress tests, and social media and blog articles. We partner with industry associations and aggregators to deliver meaningful risk mitigation strategies and education. We also serve clients ranging from large global companies to main street businesses across all industry sectors. We offer services to clients that enhance their ability to manage risk and respond to adverse events, thereby minimizing people, brand, reputation, financial, legal and regulatory impacts.

Through our various businesses, we occasionally become aware of situations where our resources can play a critical role in bringing an organization to the next level in its development. Under appropriate circumstances we may acquire, receive or retain an interest in these organizations as part of our enterprise initiative. For example, we have retained a 19.9% interest in Global Public Safety, Inc., a growing provider of upfitting services for law enforcement vehicles, formerly owned by Brekford and now owned by LB&B Associates, Inc.

Our History

We are a Delaware corporation that was formed in February 2017 to effectuate the mergers of, and become a holding company for KeyStone Solutions, Inc. (“KeyStone”). Our services are currently provided through seven wholly owned subsidiaries: AOC Key Solutions, Inc. (“AOC Key Solutions”); Brekford; Firestorm Solutions, LLC and Firestorm Franchising, LLC (collectively referred to as “Firestorm” or the “Firestorm Entities”); Global Technical Services, Inc. (“GTS”) and Global Contract Professionals, Inc. (“GCP”) (collectively referred to as “Global” or the “Global Entities”); and as of March 12, 2019, OpenALPR. In 2018, the operations of Novume Media, Inc. (“Novume Media”) were discontinued. On February 28, 2019, we changed the name of Brekford to Rekor Recognition Systems, Inc. For narrative purposes, all references to Brekford are to this subsidiary under the name Brekford Traffic Safety, Inc. before February 28, 2019 and under the name Rekor Recognitions Systems, Inc. on and after February 28, 2019.

AOC Key Solutions was originally organized in 1983. Brekford was organized in 1996. The Firestorm Entities were organized in 2005. The Global Entities were formed in 1989. OpenALPR was organized in 2015.

Acquisitions

Listed below is a summary of our acquisitions since January 2017. Additional information is provided in this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

●
OpenALPR – On March 12, 2019, we completed our acquisition of substantially all of the assets of OpenALPR.

●
Secure Education Consultants – On January 1, 2018, we completed our acquisition of certain assets of Secure Education Consultants, LLC (“Secure Education”) by Firestorm Solutions, LLC (“Firestorm Solutions”).

●
BC Management – On December 31, 2017, we completed its acquisition of certain assets of BC Management, Inc. (“BC Management”) by Firestorm Solutions.

●
Global Acquisition – On October 1, 2017, we completed our acquisition of GTS and GCP (the “Global Merger”).

●
Brekford – On August 28, 2017, KeyStone and Brekford became wholly owned subsidies of Novume by way of merger. For the purpose of this Annual Report on Form 10-K, any references to KeyStone are to KeyStone Solutions, Inc. prior to August 28, 2017 and to KeyStone Solutions, LLC on and after August 28, 2017.

●
Firestorm – On January 25, 2017, we acquired the Firestorm Entities.

Reportable Segments

In 2018, we conducted core operations through our primary operating subsidiaries: AOC Key Solutions, Firestorm, Global and Brekford.

Based on its analysis of operations, management has determined for the year ended December 31, 2018, Novume has only one operating and reportable segment. In 2018, the chief operating decision-maker did not consider entity, product, service or regional results separately and used aggregate results to make operating and strategic decisions. Therefore, we believe our entire operations were covered under a single reportable segment. With the recent acquisition of OpenALPR, we anticipate, beginning with the first quarter of 2019, changing our operating and reportable segments from one segment to two segments. The two segments are expected to reflect our separate management focus both on technology products and services and on professional services.

Employees

As of March 31, 2019, Novume had 505 employees, of which 122 were full time and 373 were project-based staff provided to our clients. We consider our employee relations to be good. To date, we have been able to locate and engage highly-qualified employees as needed and do not expect our growth efforts to be constrained by a lack of qualified personnel. We will, however, need to engage significant additional highly qualified personnel for our planned initiatives in the public safety and vehicle recognition markets.

Trends and Seasonality

We generate revenues from fees and reimbursable expenses for professional services primarily billed on an hourly rate, time-and-materials (“T&M”) basis. In the professional services and specialty staffing areas, or clients are typically invoiced monthly, with revenue recognized as the services are provided. Currently, T&M contracts represent over 87% of our client engagements in these areas and do not provide us with a high degree of predictability of future period performance. Approximately 12% of our contracts are fixed-fee engagements which can be invoiced once for the entire job, or there could be several “progress” invoices for accomplishing various phases, reaching contractual milestones or on a periodic basis.

Novume’s financial results have been impacted principally by the demand by clients for support in the professional services and specialty staffing areas, the degree to which full-time staff can be kept occupied in revenue-generating activities, success of the sales team in generating client engagements, and number of business days in each quarter. The number of business days on which revenue is generated by our staff and consultants is affected by the number of vacation days taken, as well as the number of holidays in each quarter. There are typically fewer business work days available in the fourth quarter of the year, which can impact revenues during that period. The staff utilization rate can also be affected by seasonal variations in the demand for services from clients. Since earnings may be affected by these seasonal variations, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

Unexpected changes in the demand for our services can result in significant variations in revenues, and present a challenge to optimal hiring, staffing and use of consultants. The volume of work performed can vary from period to period.

In our public safety activities, our revenues have typically been based on monthly reimbursements under long term contracts. These have been based on revenue generated in connection with the activities, which can vary according to seasonal trends. With the new line of products and services the Company is currently marketing, we expect to also experience seasonal variations where our income is based on the number of vehicle recognitions provided. However, we are also working to expand the number of contracts that provide fixed monthly payments on a per-camera basis.

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

Regulation

We are regulated in some of the fields in which we operate. When working with governmental agencies and entities, we must comply with laws and regulations relating to the formation, administration, and performance of contracts. These laws and regulations contain terms that, among other things may require certification and disclosure of all costs or pricing data in connection with various contract negotiations. We also work with U.S. federal government contractors and have staff cleared to work on classified materials. Two of our leased facilities are cleared for classified material. We are subject to the laws and regulations that restrict the use and dissemination of information classified for national security purposes.

To help ensure compliance with these laws and regulations, our employees are sometimes required to complete tailored ethics and other compliance training relevant to their position and our operations.

Item 1A.
Risk Factors

Risks Relating to Our Corporate Structure and Business

We are currently not profitable and we may be unable to become profitable on a quarterly or annual basis.

For the year ended December 31, 2018, we had a loss from operations before taxes of $5,703,499. We cannot assure that we will be profitable in the future. Our ability to become profitable in future periods could be impacted by budgetary constraints, government and political agendas, economic instability and other items that are not in our control. We cannot assure that our financial performance will sustain a sufficient level to completely support operations. A significant portion of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. In addition, we have experienced and expect to continue to experience significant expenses related to acquisitions and the development of new products and services. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund operations and achieve our business plan and could cause the market price of our common stock to decline.

We have not been a leading provider of vehicle recognition devices in the past and do not have the level of established contacts and existing business relationships that some of our competitors have.

Although it is growing, our presence in the public safety and vehicle recognition market has been limited and has only recently, with the acquisition of assets from OpenALPR, extended beyond the United States and Canada. As a result of this, although we believe our products and services have significant competitive advantages, we may encounter difficulties in establishing widespread market acceptance of our products in various markets and regions. Early successes in penetrating these markets and regions may not be able to be sustained once our ability to compete with our more established competitors comes to their attention. They may seek to develop more competitive products before their existing contracts expire, reduce prices, use to advantage their past association as a trusted provider and their superior financial and marketing resources and use other stratagems to competitive advantage, which could significantly impact our ability to grow as rapidly as we expect.

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

If we are unable to attract new customers to our services on a cost-effective basis, our revenue and results of operations will be adversely affected.

We must continue to attract a large number of customers on a cost-effective basis. We rely on a variety of marketing methods to attract new customers to our services. Our ability to attract new customers also depends on the competitiveness of the pricing of our services. If our current marketing initiatives are not successful or become unavailable, if the cost of such initiatives were to significantly increase, or if our competitors offer similar services at lower prices, we may not be able to attract new customers on a cost-effective basis and, as a result, our revenue and results of operations would be adversely affected.

If we are unable to retain our existing customers, our revenue and results of operations would be adversely affected.

With the addition of OpenALPR, some of the technical services offered by us are sold pursuant to agreements that are on a short-term subscription basis. Customers have no obligation to renew their subscriptions after their subscription period expires, and these subscriptions may not be renewed on the same or more profitable terms. As a result, our ability to stain our growth depends in part on subscription renewals. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors or reductions in our customers’ spending levels. If our customers do not renew their subscriptions for our services, renew on less favorable terms, or do not purchase additional functionality or subscriptions, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed.

Our sales cycles for enterprise and government clients can be long, unpredictable and require considerable time and expense, which may cause our operating results to fluctuate.

The timing of our revenue from sales to enterprise and government clients is difficult to predict. These efforts require us to educate our clients about the use and benefit of our services, including the technical capabilities and potential cost savings to an organization. Enterprise clients typically undertake a significant evaluation process that has in the past, resulted in lengthy sales cycles, typically several months. We spend substantial time, effort and money on our enterprise sales efforts without any assurance that these efforts will produce any sales. In addition, service subscriptions are frequently subject to budget constraints and unplanned administrative, processing and other delays. If sales expected from a specific client for a particular reporting period are not realized in that period or at all, our results could fall short of expectations and our business, operating results and financial condition could be adversely affected.

If our efforts to build a strong brand identity are not successful, we may not be able to attract or retain subscribers and our operating results may be adversely affected.

We believe that building and maintaining a strong brand identity plays an important role in attracting and retaining customers for our products and users for our services, who may have other options from which to obtain services. We are currently involved in a major initiative to establish a new brand for our technology products and services in the public safety and vehicle recognition markets, which will require time and expense. In order to build a strong brand, we believe that we must offer innovative service offerings that our customers and subscribers value, and also market and promote those service offerings through effective marketing campaigns, promotions and communications with our customer base. From time to time, clients and subscribers may express dissatisfaction with our services or react negatively to our strategic business decisions, such as changes that we make in pricing, features or service offerings, including the discontinuance of a free service. To the extent that client dissatisfaction with our services or strategic business decisions is widespread or not adequately addressed, our brand identity may suffer and, as a result, our ability to attract and retain clients and subscribers may be adversely affected, which could adversely affect our operating results.

We may not be able to capitalize on potential emerging market opportunities and new services that we introduce may not generate the revenue and earnings we anticipated, which may adversely affect our business.

Our business strategy involves identifying emerging market opportunities which we can capitalize on by successfully developing and introducing new services or enhancing existing services designed to address those market opportunities. We have made, and expect to continue to make, investments in research and development in an effort to capitalize on potential emerging market opportunities that we have identified in the public safety and vehicle recognition markets. Emerging markets and opportunities often take time to fully develop, and they attract a significant number of competitors. If the emerging markets we have targeted ultimately fail to materialize as we or others have anticipated or if potential clients choose to adopt solutions offered by our competitors rather than our own solutions, we may not be able to generate the revenue and earnings we anticipated, and our business and results of operations would be adversely affected.

Industry consolidation may result in increased competition.

Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships to offer a more comprehensive service than they individually had offered. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships or strategic relationships. We expect these trends to continue as companies attempt to strengthen or maintain their market positions. Many of the companies driving this trend have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary services and technologies. The companies resulting from such combinations may create more compelling service offerings and may offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or service functionality. These pressures could result in a substantial loss of customers or a reduction in our revenues.

We may not be able to respond to rapid technological changes in time to address the needs of our customers, which could have a material adverse effect on our sales and profitability.

The cloud-based services markets in which some of our newer services compete are characterized by rapid technological change, the frequent introduction of new services and evolving industry standards. Our ability to remain competitive will depend in large part on our ability to continue to enhance our existing services and develop new service offerings that keep pace with these markets’ rapid technological developments. Additionally, to achieve market acceptance for our services, we must effectively anticipate and offer services that meet changing client demands in a timely manner. Clients may require features and capabilities that our current services do not have. If we fail to develop services that satisfy customer requirements in a timely and cost-effective manner, our ability to renew services with existing clients and our ability to create or increase demand for our services will be harmed, and our revenue and results of operations would be adversely affected.

The success of our business will depend, in part, on the continued services of certain key personnel and our ability to attract and retain qualified personnel.

The success of our business will depend, in part, on the continued services of certain members of our management. In particular, the loss of the services of Robert A. Berman, as President and Chief Executive Officer and a director, could have a material adverse effect on our business, results of operations, and financial condition. Our inability to attract and retain qualified personnel could significantly disrupt our business.

We face competition for qualified individuals from numerous professional services and technology companies. For example, our competitors may be able to attract and retain a more qualified professional and technical personnel by offering more competitive compensation packages. If we are unable to attract new personnel and retain our current personnel, we may not be able to develop and maintain our services at the same levels as our competitors and we may, therefore, lose potential customers and sales penetration in certain markets. It may also be difficult to attract and retain qualified individuals in the timeframe demanded by our clients. Furthermore, some of our contracts may require us to employ only individuals who have particular government security clearance levels. Our failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively. Our failure to attract and retain suitably qualified individuals could have an adverse effect on our ability to implement our business plan and, as a result, our ability to compete would decrease, our operating results would suffer and our revenues would decrease.

We may fail to realize the anticipated benefits of acquisitions which we consummate and we may be subject to business uncertainties.

We acquired the Firestorm Entities, Brekford, the Global Entities and BC Management in 2017, certain assets of Secure Education in January 2018, and substantially all of the assets of OpenALPR in March 2019. We are continuing to integrate the operations of these acquired companies that previously operated independently. There can be no assurance that we will not encounter significant difficulties in integrating the respective operations of these companies or that they will achieve the results of operations that we expected.

The difficulties of integrating the acquisitions may include, among others: unanticipated issues in integration of information, communications, and other systems; unanticipated incompatibility of logistics, marketing, and administration methods; aligning the business cultures of both companies; preserving important strategic client relationships; consolidating corporate and administrative infrastructures and eliminating duplicative operations; and coordinating geographically separate organizations.

Uncertainties about the effect of our recent acquisitions on employees and customers may have an adverse effect on our Company. These uncertainties may impair our ability to attract, retain and motivate key personnel for a period of time after the acquisitions, and could cause customers, suppliers and others that deal with us to seek to change existing business relationships with us, which may have an adverse effect on our Company. Employee retention may be particularly challenging, as employees may experience uncertainty about their future roles with the Company.

The achievement of the benefits expected from integration of acquired companies may require us to incur significant costs. The incurrence of any such costs, as well as any unexpected costs or delays, in connection with such integration, could have a material adverse effect on our business, operating results or financial condition.

We may be required to write-down certain assets after completing our required annual evaluations, which may affect our reported financial results.

The initial determination of the fair value of assets we acquire upon consummation of an acquisition is based upon an internal valuation. We are required to analyze the carrying value of our acquired intangibles and goodwill on an annual basis going forward. After the detailed annual evaluation of the carrying value of the intangible assets, as supported by external analysis, we may be required to make adjustments to our consolidated balance sheet and/or statement of operations. Any adjustments will affect our reported financial results.

We may be required to redeem our outstanding shares of Series A Preferred Stock.

The holders of our outstanding shares of Series A Preferred Stock (consisting of 502,327 shares as of March 31, 2019), will have the right to require the Company to redeem their shares, at any time from and after November 8, 2021, at a price of $15.00 per share plus any accrued but unpaid dividends (such accrued but unpaid Series A Preferred Stock dividends are equal to an aggregate of $263,721 as of March 31, 2019). In the event that the market price of our common stock does not exceed the conversion price of the Series A Preferred Stock at the time of redemption, the holder of outstanding shares of Series A Preferred Stock are likely to require us to redeem the shares, which would likely have a material adverse effect on our liquidity, capital resources and business prospects.

Our significant debt obligations could impair our liquidity and financial condition. If we default on our secured debt, the lender may foreclose on our assets.

As of December 31, 2018, we (through our Global Entities subsidiaries) had $1,094,766 outstanding under our line of credit with Wells Fargo Bank, National Association (“WFB”), secured by one of our subsidiary’s accounts receivable. WFB agreed to advance Global Entities, 90% of all eligible accounts with a maximum facility amount of $5,000,000. If we default on this debt, the lender may foreclose on its collateral, which would have a material adverse effect on our business and operations. As of March 31, 2019, $283,170 was outstanding under this line of credit.

As of December 31, 2018, we (through our AOC Key Solutions subsidiary) had $566,447 outstanding under an account purchase agreement with WFB, pursuant to which AOC Key Solutions agreed to sell and assign to WFB certain collateral, including all of its accounts. WFB agreed to advance to our subsidiary, 90% of all eligible accounts with a maximum facility amount of $3,000,000. A default under this agreement would have a material, adverse effect on our business and operations. As of March 31, 2019, $397,178 was outstanding under this line of credit.

On April 3, 2018, Novume and Brekford entered into a transaction pursuant to which an institutional investor loaned $2,000,000 to Novume and Brekford (the “2018 Promissory Note”). In addition, Novume had $500,000 of subordinated Notes due to Avon Road Partners, L.P. and had $1,000,000 of additional subordinated notes outstanding in connection with its acquisition of Firestorm.

As a result, as of December 31, 2018, we had $3,589,706 of notes payable, exclusive of unamortized interest and financing costs, and $1,661,212 due on lines of credit.

On March 12, 2019, Novume entered into a note purchase agreement pursuant to which investors loaned $20,000,000 to Novume (the “Note Purchase Agreement”) of which $2,000,000 was used to retire in its entirety the 2018 Promissory Note and $500,000 was used to retire in its entirety the subordinated note with Avon Road Partners, L.P. The notes are due and payable on March 11, 2021 and bear interest at 16% per annum, of which at least 10% per annum shall be paid in cash. The full remaining portion of all interest, if any, accrues and is to be paid at maturity or earlier redemption. The notes are secured by a security interest in substantially all of the assets of Novume. The Note Purchase Agreement has an effective interest rate of 24.87%.

Our current debt obligations could: require us to dedicate a substantial portion of our cash flow to payments of interest, which reduces the availability of our cash flow to fund working capital, capital expenditures and meet other corporate requirements; make it more difficult for us to satisfy our other obligations; impede us from obtaining additional financing in the future; impose restrictions on us with respect to the use of our available cash; place us at a competitive disadvantage when compared to our competitors who have less debt; and make us more vulnerable in the event of a downturn in our business prospects. In addition, unless we are able to retire or refinance the debt issued pursuant to the Note Purchase Agreement on or prior to March 11, 2021, we could be held in default, which would substantially impair the value of our assets and our common stock.

We may issue additional notes or other debt securities, or otherwise incur substantial additional debt which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in the Company.

The anticipated cash needs of our business could change significantly as we pursue business opportunities, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated, or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business. If we require additional capital resources to grow our business, either internally or through acquisition, we may need to seek to secure additional debt financing. We may not be able to obtain financing arrangements on acceptable terms or in amounts sufficient to meet our needs in the future.

The incurrence of debt could have a variety of negative effects, including: default and foreclosure on our assets if our operating revenues are insufficient to repay our debt obligations; acceleration of our obligations to repay the indebtedness and increased interest payments if we breach covenants that include the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant; and limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Our business has significant working capital needs and if we are unable to satisfy those needs from cash generated from our operations or borrowings, our financial condition will be adversely affected.

We require significant amounts of working capital to operate our business. If we experience a significant and sustained drop in operating profits, or if there are unanticipated reductions in cash inflows or increases in cash outlays, we may be subject to cash shortfalls. If such a shortfall were to occur for even a brief period, it could have a significant adverse effect on our business. In particular, we use working capital to pay interest expenses and expenses relating to our employees and temporary workers and to satisfy our workers’ compensation liabilities. Generally, we pay our workers on a biweekly basis while we generally receive payments from our customers 30 to 60 days after billing. As a result, we must maintain sufficient cash availability to pay employees and independent contractors and fund related payroll liabilities prior to receiving payment from customers.

We have derived working capital for our operations primarily through cash from operating activities from our subsidiaries, revolving lines of credit, issuance of debt, the sale of assets and the sale of our equity. We believe that our current sources of capital are adequate to meet our working capital needs. However, our available sources of capital are limited. If our working capital needs increase in the future, we may be forced to seek additional sources of capital, which may not be available on commercially reasonable terms.

Any future failure to comply with the covenants which may occur under our promissory notes and revolving credit facilities could result in an event of default which, if not cured or waived, could trigger increased interest payments or prepayment obligations which could adversely affect our business, financial condition and results of operations.

Uncertainties in the interpretation and application of the Tax Cuts and Jobs Act of 2017 could materially affect our tax obligations and effective tax rate.

The Tax Cuts and Jobs Act of 2017 (“TCJA”), was enacted on December 22, 2017 and has affected U.S. tax law by changing U.S. federal income taxation of U.S. corporations. The expected impact of the TCJA was reflected in our consolidated financial statements in the period it was enacted. In our 2018 Consolidated Financial Statements, we have completed our assessment of the final impact of the TCJA and determined that there were no material adjustments to the expected amounts previously recorded. However, the TCJA is complex and additional interpretative guidance may be issued that could affect the final assessment made that could impact our deferred tax assets.

Our operating results may be harmed if we are required to collect sales or other related taxes for our subscription services or pay regulatory fees in jurisdictions where we have not historically done so.

Primarily due to the nature of our cloud-based services in certain states and countries, we do not believe we are required to collect sales or other related taxes from our customers in certain states or countries. However, one or more other states or countries may seek to impose sales, regulatory fees or other tax collection obligations on us, including for past sales by us or our resellers and other partners. A successful assertion that we should be collecting sales or other related taxes on our services or paying regulatory fees could result in substantial tax liabilities for past sales, discourage customers from purchasing our services or otherwise harm our business and operating results.

Improper disclosure of confidential and personal data could result in liability and harm to our reputation.

Our handling and storage of the data we collect from some of our employees, customers and vendors, and our processing of data, which may include confidential or personally identifiable information, through the services we provide, may be subject to a variety of laws and regulations, which have been adopted by various federal, state and foreign governments to regulate the collection, distribution, use and storage of personal information of individuals. Several foreign countries in which we conduct business, including the European Economic Area (“EEA”) and Canada, currently have in place, or have recently proposed, laws or regulations concerning privacy, data protection and information security, which are more restrictive than those imposed in the United States. Some of these laws are in their early stages and we cannot yet determine the impact these revised laws and regulations, if implemented, may have on our business. However, any failure or perceived failure by us to comply with these privacy laws, regulations, policies or obligations or any security incident that results in the unauthorized release or transfer of personally identifiable information or other customer data in our possession, could result in government enforcement actions, litigation, fines and penalties and/or adverse publicity, all of which could have an adverse effect on our reputation and business.

For example, the EEA-wide General Data Protection Regulation (“GDPR”) became applicable on May 25, 2018, replacing the data protection laws of each EEA member state. The GDPR implemented more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements to erase an individual’s information upon request, mandatory data breach notification requirements and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. It also significantly increases penalties for non-compliance, including where we act as a service provider (e.g. data processor). If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines, for example, of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) under the GDPR, or other liabilities, as well as negative publicity and a potential loss of business.

Data protection regulation remains an area of increased focus in all jurisdictions and data protection regulations continue to evolve. There is no assurance that we will be able to meet new requirements that may be imposed on the transfer of personally identifiable information from the EU to the United States without incurring substantial expense or at all. European and/or multi-national customers may be reluctant to purchase or continue to use our services due to concerns regarding their data protection obligations. In addition, we may be subject to claims, legal proceedings or other actions by individuals or governmental authorities if they have reason to believe that our data privacy or security measures fail to comply with current or future laws and regulations.

Moreover, we must ensure that certain vendors and customers who have access to such information also have the appropriate privacy policies, procedures and protections in place. Although we take customary measures to protect such information, the continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. If our security measures are breached as a result of third-party action, employee or subcontractor error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to customer data, our reputation may be damaged, our business may suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and are growing increasingly sophisticated. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures.

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

Our business could be interrupted by damage to or disruption of our computer, telecommunications equipment, software systems, or software applications. Our customers’ businesses may be adversely affected by any system, application or equipment failure we experience. As a result of any of the foregoing, our relationships with our customers may be impaired, we may lose customers, our ability to attract new customers may be adversely affected and we could be exposed to contractual liability. Precautions in place to protect us from, or minimize the effect of, such events may not be adequate.

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

The markets in which we operate are in general characterized by the following factors: changes due to rapid technological advances; additional qualification requirements related to technological challenges; and evolving industry standards and changes in the regulatory and legislative environment. Our future success will depend upon our ability to anticipate and adapt to changes in technology and industry standards, and to effectively develop, introduce, market and gain broad acceptance of new product and service enhancements incorporating the latest technological advancements.

We operate in highly-competitive industries, some with low barriers to entry, and may be unable to compete successfully against existing or new competitors.

Our business is competitive, and we compete with companies in highly competitive industries that may have greater name recognition and financial resources, as well as many independent sole-proprietors who sell themselves as outsourced resources. We also compete with providers of outsourcing services, systems integrators, computer systems consultants and other providers of services. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.

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

The geographic concentration of revenue greater than 10% of our consolidated revenue in fiscal years 2018 and 2017 was generated in the following areas:

State	2018	2017
Texas	29.5%	34.7%
Virginia	26.4%	29.5%
Georgia	12.5%	8.4%

Consequently, economic conditions in these regions could reduce demand for our products and services, increase costs or otherwise have a material adverse effect on our financial position and results of future operations.

A downturn of the U.S. or global economy could result in our customers using fewer products and services or becoming unable to pay us for our services on a timely basis or at all, which would materially adversely affect our business.

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

We typically place or assign personnel in the workplaces of other businesses. The risks of these activities include possible claims relating to: wrongful termination or denial of employment; damage to customer facilities due to negligence; violations of employment rights related to employment screening or privacy issues; fraudulent or criminal activity; misappropriation of funds; misuse of customer proprietary information; inadvertent assignment of illegal aliens; and discrimination and harassment.

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

We provide workers’ compensation insurance for our employees and temporary workers and are contractually obligated to collateralize our workers’ compensation obligations under our workers’ compensation program through irrevocable letters of credit, surety bonds or cash. A significant portion of our workers’ compensation program renews annually on January 1 of each year, and as part of the renewal, could be subject to an increase in collateral. In addition, collateral requirements can be significant and place pressure on our liquidity and working capital capacity. Further, we cannot be certain we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on commercially reasonable terms. Depending on future changes in collateral requirements, we could be required to seek additional sources of capital in the future, which may not be available on commercially reasonable terms, or at all. The loss of our workers’ compensation insurance coverage would prevent us from doing business in the majority of our markets

Any future Congressional spending cuts, delays in the completion of the appropriation process or condition that affects the U.S. Government could adversely impact our operating results.

Following the U.S. government shutdown that began in December 2018 and ended in January 2019, there still remains uncertainty regarding how, or if, sequestration cuts will be applied in the U.S. government’s 2020 fiscal year and beyond. Despite the temporary easing of sequestration cuts from prior legislation, the calls for cuts could resurface. That, plus other deficit reduction pressures which may arise in the future, may result in congressional constraint on discretionary spending by the U.S. government will remain a question for a number of years.

If annual appropriations bills are not enacted on a timely basis for future fiscal years, the U.S. government may once again operate under continuing resolution(s), thus abating request for proposal (“RFP”) processes and restricting new contracts or program starts and resulting in government slowdowns, or even shutdowns. The uncertainty regarding the volume of RFPs issued by the U.S. government could have long-term impacts for our industry and our Company. Because we generate significant revenues from clients that bid on contracts with U.S. government agencies, our operating results could be adversely affected by government slowdowns or shutdowns, spending caps or changes in national budgetary priorities. In addition, delays in RFP releases, slow program starts or uncertainty in the award of contracts or task orders could adversely impact our operating results.

Any condition or occurrence that affects society or the U.S. government can also impact government contractors. Because our Company maintains a significant presence among government contractors, we could be adversely affected by a national or international event that undermines confidence in the government or financial markets. Any impact on federal spending could have a negative effect on our revenue and adversely affect our future results.

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

In connection with the audit of our consolidated financial statements for the years ended December 31, 2018 and 2017, our management concluded that the Company had material weaknesses in its internal controls because we did not have adequately designed internal controls to ensure the timely preparation and review of the accounting for certain complex, non-routine transactions by those with appropriate technical expertise, which was necessary to provide reasonable assurance that the Company’s consolidated financial statements and related disclosures would be prepared in accordance with generally accepted accounting principles in the United States of America. In addition, we did not have adequately designed and documented financial close and management review controls to properly detect and prevent certain accounting errors and omitted disclosures in the footnotes to the consolidated financial statements. As defined in the Standards of the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management is executing a plan to remediate the material weaknesses, although there can be no assurance that such our plan will be successful.

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

We may be limited in the portion of net operating loss carry forwards that we can offset future taxable income for U.S. federal and state income tax purposes. As of December 31, 2018, we had federal and state net operating loss carryforwards, or NOLs, of approximately $9.7 million and $0.5 million, net of federal tax effect, respectively. A lack of future taxable income could adversely affect our ability to use these NOLs. In addition, future changes in our stock ownership, including through acquisitions, could result in ownership changes under Section 382 of the Internal Revenue Code and may result in a limitation on the amount of NOL carry forwards that could be used annually to offset future taxable income and taxes payable. Our NOLs at December 31, 2018 may also be impaired under similar provisions of state law, and may expire unused or underused, which would prevent us from using our NOL carry forwards to offset future taxable income.

We may need to raise additional capital in the future, which may not be available on acceptable terms, or at all.

We have experienced fluctuations in earnings and cash flows from operations from year to year. If our business declines, we may need to raise additional capital to pursue acquisitions or expand our operations. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

Our capital requirements will depend on many factors, including, but not limited to: our ability to increase revenue, reduce net losses or generate net income; market acceptance of our services, and the overall level of sales of our services; our need to respond to technological advancements and our competitors’ introductions of new products, services or technologies; our ability to control costs; promptness of customer payments; our ability to successfully negotiate arrangements with credit providers; and enhancements to subsidiaries’ infrastructure and systems; government procurement.

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

Assertions by a third party that our services and solutions infringe its intellectual property, whether or not correct, could subject us to costly and time-consuming litigation or expensive licenses.

There is frequent litigation in the software and technology industries based on allegations of infringement or other violations of intellectual property rights. We may in the future be, subject to third-party patent infringement or other intellectual property-related lawsuits as we face increasing competition and become increasingly visible. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop a non-infringing technology or enter into license agreements. Because of the potential for court awards that are difficult to predict, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. In addition, our service agreements may require us to indemnify our customers from certain third-party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling related to any such claims. These types of claims could harm our relationship with our customers, deter future customers from subscribing to our services or expose us to further litigation. These costs, monetary or otherwise, associated with defending against third party allegations of infringement could have negative effects on our business, financial condition and operating results.

If our services are used to commit intentional or illegal acts, we may incur significant liabilities, our services may be perceived as not secure, and customers may curtail or stop using our services.

Certain services offered by us enable customers to capture data from video images. We do not control the use or content of information accessed by our customers through our services. If our services are used to commit bad or illegal acts, we may become subject to claims and subject to other potential liabilities. As a result, defending such claims could be expensive and time-consuming, and we could incur significant liability to individuals or businesses who were the targets of such acts. As a result, our business may suffer and our reputation may be damaged.

We use a limited number of data centers to deliver our services. Any disruption of service at these facilities could harm our business.

Our cloud-based services are hosted from third-party data center facilities located in various parts of the U.S. We do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. Any changes in third-party service levels at our data centers or any errors, defects, disruptions or other performance problems with our services could harm our reputation and may damage our clients’ businesses. Interruptions in our services might reduce our revenue, cause us to issue credits to clients, subject us to potential liability, cause clients to terminate their subscriptions or harm our renewal rates.

Our data centers are vulnerable to damage or interruption from human error, intentional bad acts, pandemics, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. The occurrence of a natural disaster, an act of terrorism, vandalism or other misconduct, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services.

Our long-term success depends, in part, on our ability to expand the sales of our services to customers located outside of the United States, and thus our business is susceptible to risks associated with international sales and operations.

We currently maintain offices and have sales personnel inside of the United States, however, we plan on expanding our international operations. Our international expansion efforts may not be successful. In addition, conducting international operations subjects us to other risks than those we have generally faced in the United States. These risks include: localization of our services and adaptation for local practices, legal standards and regulatory requirements; difficulties in managing and staffing international operations; fluctuations in currency exchange rates; dependence on customers, third parties, and channel partners with whom we do not have extensive experience; potentially adverse tax consequences, including the complexities of foreign value-added or other tax systems; reduced or varied protection for intellectual property rights in some countries; and increased financial accounting and reporting burdens and complexities. Operating in international markets also requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability.

Our success depends in large part on our ability to protect and enforce our intellectual property rights.

We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property rights, all of which provide only limited protection. In addition, we have patented certain technologies used to provide our services. We cannot assure you any future patents issued will not be challenged, invalidated or circumvented. Any patents that may issue in the future from future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark or trademark registrations will be issued for pending or future applications or that any registered service marks or trademarks will be enforceable or provide adequate protection of our proprietary rights.

We endeavor to enter into agreements with our employees and contractors and agreements with parties with whom we do business to limit access to and disclosure of our proprietary information. The steps we have taken, however, may not prevent unauthorized use or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property. Enforcement of our intellectual property rights also depends on our successful legal actions against these infringers, but these actions may not be successful, even when our rights have been infringed.

Furthermore, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are available. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving.

Our use of “open source” software could negatively affect our ability to sell our services and subject us to possible litigation.

A portion of the technologies we license incorporate so-called “open source” software, some of which we have created, and we may incorporate additional open source software in the future. Open source software is generally licensed by its authors or other third-parties under open source licenses. If we fail to comply with these licenses, we may be subject to certain conditions, including requirements that we offer our services that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and/or that we license such modifications or derivative works under the terms of the particular open source license. If an author or other third-party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our services that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our services.

Material defects or errors in the software that we use to deliver our services could harm our reputation, result in significant costs to us and impair our ability to sell our services.

The software applications underlying our services are inherently complex and may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released. Any defects that cause interruptions to the availability of our services could result in: a reduction in sales or delay in market acceptance of our services; sales credits or refunds to customers; loss of existing customers and difficulty in attracting new customers; reputational harm; and diversion of internal resources. The costs incurred in correcting any material defects or errors in our services may be substantial and could harm our operating results.

Government regulation of the Internet, telecommunications and other communications technologies could harm our business and operating results.

As Internet commerce and telecommunications continue to evolve, increasing regulation by federal, state or foreign governments and agencies becomes more likely. Any increase in regulation could affect our clients’ ability to collect and share data, potentially reducing demand for our products and services. In addition, taxation of products and services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet or utilizing telecommunications services may also be imposed. Any regulation imposing greater fees for Internet use or restricting the exchange of information over the Internet could diminish the viability of our services, which could harm our business and operating results.

Risks Relating to our Common Stock

There has been a limited public market for our common stock, the stock price of our common stock may be volatile or may decline regardless of our performance, and you may not be able to resell your shares at or above the public offering price.

Our common stock was previously quoted on the OTCQX and has been trading on the Nasdaq since January 10, 2018. There is no established trading market for some of our securities and there has been a limited public market for our common stock. The market prices of the securities of newly listed companies can be highly volatile. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including: variations in our results of operations, cash flows, and other financial metrics and non-financial metrics, and how those results compare to analyst expectations; variations in general market, financial markets, economic, and political conditions in the United States; failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors; sales of shares of our common stock by us or our stockholders; rumors and market speculation involving us or other companies in our industry; new laws, regulations, or executive orders, or new interpretations of existing laws or regulations applicable to our business; lawsuits threatened or filed against us, or unfavorable determinations or settlements in any such suits; and developments or disputes concerning our intellectual property or our technology, or third-party proprietary rights.

In addition, the stock markets have shown the capacity to experience extreme price and volume fluctuations that can have short- and long-term effects on the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and harm our business.

Our common stock may be delisted from the Nasdaq Capital Market.

We may be unable to maintain the listing of our common stock on the Nasdaq. On December 13, 2018, we received a letter from the Nasdaq indicating that the Company is required to maintain a minimum bid price of $1 per share of its common stock. The Company's closing bid price of its common stock had been less than $1 for the previous 30 consecutive business days. As such, the Company was not compliant with the minimum bid price requirements under Nasdaq Listing Rule 5550(a)(2). The letter from Nasdaq provided the Company with a compliance period of 180 calendar days, or until June 11, 2019, to regain compliance with the minimum bid price requirement. If at any time during this 180-day compliance period the closing bid price of the Company’s common stock is at least $1 for a minimum of 10 consecutive business days, then Nasdaq will provide the Company with written confirmation of compliance and the matter will be closed.

In the event that our common stock were to be delisted from the Nasdaq, we expect that it would be traded on the OTCQB or OTCQX, which are unorganized, inter-dealer, over-the-counter markets which provide significantly less liquidity than the Nasdaq or other national securities exchanges. In the event that our common stock were to be delisted from the Nasdaq, it may have a material adverse effect on the trading and price of our common stock.

If, for any reason, Nasdaq should delist our common stock from trading on its exchange and we are unable to obtain listing on another national securities exchange or take action to restore our compliance with the Nasdaq continued listing requirements, a material adverse effect on our shareholders may occur due to a reduction in some or all of the following: the market price of our common shares; the liquidity of our common shares; our ability to obtain financing for the continuation of our operations; the number of market makers in our common shares; and the number of institutional and general investors that will consider investing in our common shares.

In the event that our common stock were to be delisted from the Nasdaq, it may be considered a “penny stock.” Securities broker-dealers participating in sales of our common stock would then be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

If securities or industry analysts do not publish research or publishes inaccurate or unfavorable reports about our business, our stock price and trading volume could decline.

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

As of March 31, 2019, we have outstanding a total of 19,367,619 shares of common stock and 3,973,163 warrants. Based on shares outstanding as of March 31, 2019, 9,470,959 shares of common stock, or 48.9%, are held by our officers, directors and their affiliated entities, and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, 4,859,947 shares of our common stock that are subject to outstanding options and warrants as of March 31, 2019, as well as 974,487 shares issuable upon the conversion of our Series A Preferred Stock, and 481,722 shares issuable upon the conversion of our Series B Preferred Stock, will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, and Rules 144 and 701 under the Securities Act.

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

Investors may experience future dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. We cannot assure investors that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors, and investors purchasing our shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share paid by investors.

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

Our executive officers, directors, principal stockholders and their affiliates will continue to exercise significant influence over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of March 31, 2019, our executive officers, directors, five percent or greater stockholders and their respective affiliates owned in the aggregate approximately 48.9% of our common stock.

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

We are a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies, our common stock may be less attractive to investors.

We are a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company,” have a public float of less than $75 million and have annual revenues of less than $50 million during the most recently completed fiscal year. As a “smaller reporting company,” we are subject to lesser disclosure obligations in our SEC filings compared to other issuers. Specifically, "smaller reporting companies" are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited consolidated financial statements in annual reports. Decreased disclosures in our SEC filings due to our status a “smaller reporting company” may make it harder for investors to analyze our operating results and financial prospects.

Delaware law and provisions in our certificate of incorporation and bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

The anti-takeover provisions of the Delaware General Corporation Law, or the DGCL, may discourage, delay or prevent a change of control by prohibiting us from engaging in a business combination with stockholders owning in excess of 15% of our outstanding voting stock for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult, including that: the request of one or more stockholders holding shares in the aggregate entitled to cast not less than 35% of the vote at a meeting is required to call a stockholder meeting. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take certain actions you desire.

Item 1B.
Unresolved Staff Comments

Not applicable.

Item 2.
Properties

Our principal executive offices are located at 14200 Albemarle Point Place, Suite 200, Chantilly, Virginia. We do not own any real property. We currently operate out of seven leased locations and our lease terms range from month-to-month to multiyear commitments. We do not consider any of our leased properties to be materially important to us. While we believe it is necessary to maintain offices through which our services are coordinated, we feel there are sufficient available office rental properties to adequately serve our needs should we need to relocate or expand our operations.

Item 3.
Legal Proceedings

We may from time to time be subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition. As of March 31, 2019, we were not aware of any material legal proceedings or claims.

Item 4.
Mine Safety Disclosures

Not applicable.

PART II

Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Capital Market under the symbol “NVMM”.

Holders

As of April 9, 2019, there were 55 registered holders of record of our common stock, excluding stockholders for whom shares are held in “nominee” or “street name.” The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock and we have declared and paid cash dividends for our preferred stock. We currently do not anticipate paying any cash dividends for the foreseeable future. Instead, we anticipate that all of our earnings will be used to provide working capital, to support our operations, and to finance the growth and development of our business, including potentially the acquisition of, or investment in, businesses, technologies or products that complement our existing business. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including, but not limited to, our future earnings, capital requirements, financial condition, future prospects, applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits and other factors our Board of Directors might deem relevant.

Sales of Unregistered Securities

On January 1, 2018, as consideration for its acquisition of the assets of Secure Education, Novume issued 33,333 shares of its common stock valued at $163,332, warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $5.44 per share, valued at $65,988, and warrants to purchase 33,333 of its common stock, exercisable over a period of five years, at an exercise price of $6.53 per share, valued at $57,484, to the sellers.

On April 3, 2018, Novume issued 35,000 shares of its common stock to an institutional investor in connection with a loan provided by such investor.

On October 16, 2018, Novume issued 96,924 shares of its common stock in exchange for the extinguishment of warrants.

On March 12, 2019, as partial consideration for its acquisition of certain assets of OpenALPR, Novume issued 600,000 shares of its common stock to the seller, valued at $396,600. On the same date, Novume issued senior secured promissory notes in an aggregate principal amount of $20.0 million and warrants to purchase 2,500,000 shares of its common stock, which are immediately exercisable at an exercise price of $0.74 per share, to certain individuals and entities.

The foregoing issuances were issued in reliance upon the exemptions from registration under the Securities Act of 1933, as amended, provided by Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

Use of Proceeds

In November 2018, Novume completed a public offering of its common stock (the “Offering”) and issued and sold 4,125,000 shares of its common stock at a public offering price of $0.80 per share.

The offer and sale of all of the shares in the offering was registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-224423) (the “S-3 Registration Statement”), which was declared effective by the SEC on April 30, 2018, a preliminary prospectus supplement to the S-3 Registration Statement filed with the SEC on October 25, 2018 (the “Preliminary Prospectus Supplement”), a free writing prospectus filed with the SEC on October 24, 2018 (the “Free Writing Prospectus”), and a final prospectus supplement to the S-3 Registration Statement filed with the SEC on October 31, 2018 (the “Final Prospectus Supplement” and the S-3 Registration Statement as supplemented by the Preliminary Prospectus Supplement and the Final Prospectus Supplement, together with the Free Writing Prospectus, the “Registration Statement”). Under the Registration Statement, Novume registered 4,125,000 shares of common stock and 618,750 shares of common stock issuable upon exercise of the underwriters’ option to purchase additional shares of common stock at a public offering price of $0.80 per share for a registered aggregate offering price of approximately $3.8 million. Following the sale of the shares in connection with the closing of the Offering on November 1, 2018, the Offering terminated. The Offering commenced on October 24, 2018 and did not terminate until the sale of all of the shares offered. ThinkEquity, a division of Fordham Financial Management, Inc. and The Benchmark Company, LLC acted as joint book-running managers of the Offering.

Novume received aggregate gross proceeds from the Offering of approximately $3.3 million, and aggregate net proceeds of approximately $2.8 million after deducting underwriting discounts and commissions of $0.2 million and offering expenses of $0.3 million, for total expenses, including underwriting discounts and commissions of $0.5 million. No payments for such expenses were made directly or indirectly to (i) any of Novume’s officers, directors, or their associates, (ii) any persons owning 10% or more of any class of Novume’s equity securities or (iii) any of Novume’s affiliates.

There has been no material change in Novume’s planned use of the net proceeds from the Offering as described in the Final Prospectus Supplement.

Item 6.
Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this Annual Report and the historical financial statements of Brekford, KeyStone, Firestorm and Global, and the related notes thereto.

Overview

We began operations upon the merger of KeyStone and Brekford in August 2017. Through strategic acquisitions, we have grown our business, which today operates through our subsidiaries, as follows:

●
AOC Key Solutions. AOC Key Solutions is based in Chantilly, Virginia and provides consulting and technical support services to assist clients seeking U.S. federal government contracts in the technology, telecommunications, defense, and aerospace industries.

●
Firestorm. Firestorm is based in Roswell, Georgia and is a leader in crisis management, crisis communications, emergency response, and business continuity, including workplace violence prevention, cyber-breach response, communicable illness/pandemic planning, predictive intelligence, and other emergency, crisis and disaster preparedness initiatives. Through BC Management, Firestorm offers leading executive search services for business continuity, disaster recovery, crisis management and risk management professionals. In addition, through Secure Education, comprised of an expert team of highly trained, former U.S. Secret Service Agents, Firestorm assists clients by designing customized plans, conducting security assessments, delivering training, and responding to critical incidents.

●
Brekford. Brekford, is based in Hanover, Maryland and is a leading public safety technology service provider of fully integrated automated traffic safety enforcement solutions, including speed, red light, and distracted driving cameras, as well as citation management software and secure electronic evidence storage

●
Global. Global is based in Fort Worth, Texas, and provides the U.S. Department of Defense and the aerospace industry with experienced maintenance and modification specialists.

●
OpenALPR. OpenALPR is based in Boston, Massachusetts and provides ALPR technology used by both law enforcement and commercial clients.

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

General

The information provided in this discussion and analysis of Novume’s financial condition and results of operations covers the years ended December 31, 2018 and 2017. During this period, the Company completed the acquisition of Firestorm, the Brekford Merger, the acquisition of Global and the purchase of certain assets of BC Management and Secure Education, as more fully described below.

The financial information in this section for the period prior to the January 25, 2017 acquisition of Firestorm is prepared on a consolidated basis for KeyStone and AOC Key Solutions. The financial information for periods subsequent to January 25, 2017 is prepared on a consolidated basis for KeyStone, AOC Key Solutions and Firestorm. For periods subsequent to the Brekford Merger on August 28, 2017, the financial information is prepared on a consolidated basis for Novume, AOC Key Solutions, Firestorm and Brekford. For periods subsequent to the Global acquisition on October 1, 2017, the financial information is prepared on a consolidated basis for Novume, AOC Key Solutions, Firestorm, Brekford and Global. Thus, on December 31, 2017, the financial information prepared on a consolidated basis includes Novume, AOC Key Solutions, Firestorm, Brekford, Global and BC Management. For periods subsequent to December 31, 2017, the financial information prepared on a consolidated basis includes all of these entities and Secure Education.

Our financial results are impacted principally by the demand by clients for our services, the degree to which full-time staff can be kept occupied in revenue-generating activities, the success of our sales team in generating client engagements, and the number of business days in each quarter. The number of business days on which revenue is generated by our staff and consultants in the federal government contracting and aerospace industries is affected by the number of vacation days taken, as well as the number of holidays in each quarter. There are typically fewer business work days available in the fourth quarter of the year, which can impact revenues during that period. The staff utilization rate can also be affected by seasonal variations in the demand for services from clients. Since earnings may be affected by these seasonal variations, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

Unexpected changes in the demand for our services can result in significant variations in revenues, and present a challenge to optimal hiring, staffing and use of consultants. The volume of work performed can vary from period to period.

The statements of operations and other information provided in this discussion and analysis of the financial condition and results of operations of Novume should be read in conjunction with the Novume audited consolidated financial statements and the historical financial statements of Brekford, KeyStone, Firestorm and Global, and the related notes thereto which were filed with the SEC by either KeyStone or Novume.

Acquisitions

Secure Education Consultants Acquisition

On January 1, 2018, Novume completed its acquisition of certain assets of Secure Education. Secure Education’s security and safety experts provide customized emergency protocols and critical incident response training for schools and child care organizations and will further augment the risk mitigation and crisis management services we provide to our clients. Consideration paid as part of this acquisition included: (a) $99,197 in cash, (b) 33,333 shares of Novume common stock valued at $163,332; (c) warrants to purchase 33,333 shares of Novume common stock, exercisable over a period of five years, at an exercise price of $5.44 per share valued at $65,988 and (d) warrants to purchase 33,333 of Novume common stock, exercisable over a period of five years at an exercise price of $6.53 per share valued at $57,484. The purchase price allocation for Secure Education as a business combination is included in our consolidated financial statements at December 31, 2018. Secure Education results are included in our statement of operations for the period beginning January 1, 2018. The acquisition of the assets of Secure Education resulted in Firestorm being able to offer a new service of critical incident response training and security assessments of facilities for clients, in addition to Firestorm’s crisis responses and staffing services. The acquisition of Secure Education did not result in the survival of Secure Education as part of Novume.

BC Management Acquisition

On December 31, 2017, Novume completed its acquisition of certain assets of BC Management through Firestorm. Consideration paid as part of this acquisition included: (a) $100,000 in cash, (b) 33,333 shares of Novume common stock valued at $163,332, (c) warrants to purchase 33,333 shares of Novume common stock, exercisable over a period of five years, at an exercise price of $5.44 per share valued at $65,988 and (d) warrants to purchase 33,333 shares of Novume common stock, exercisable over a period of five years, at an exercise price of $6.53 per share valued at $57,484. The purchase price allocation for BC Management as a business combination is included in the Company’s consolidated financial statements at December 31, 2018 and December 31, 2017. BC Management results are included in our statement of operations for the period beginning after December 31, 2017. The acquisition of the assets of BC Management resulted in Firestorm being able to offer a new service of staffing and placement solutions for clients in the risk management industry, in addition to Firestorm’s existing crisis responses and training services. The acquisition of BC Management did not result in the survival of BC Management as part of Novume.

Global Acquisition

On October 1, 2017 (the “Global Closing Date”), the Company completed its acquisition of GTS and GCP. Consideration paid as part Global Merger included: (a) $750,000 in cash, (b) 375,000 shares of Novume common stock and (c) 240,861 shares of Novume Series B Cumulative Convertible Preferred Stock (the “Novume Series B Preferred Stock”). In addition to the merger consideration, Novume paid $365,037 to satisfy in full all of the outstanding debt of GTS and GCP at closing, except for certain intercompany debt and ordinary course debt, and amounts due under (a) the Secured Account Purchase Agreement dated August 22, 2012 by and between GTS and WFB (the “GTS Wells Fargo Credit Facility”) and (b) the Secured Account Purchase Agreement dated August 22, 2012 by and between GCP and WFB (the “GCP Wells Fargo Credit Facility” and together with the GTS Wells Fargo Credit Facility, the “Wells Fargo Credit Facilities”), which will remain in effect following the consummation of the Global Merger. In connection with the Wells Fargo Credit Facilities, Novume has delivered to WFB, general continuing guaranties dated September 29, 2017 and effective upon the Global Closing Date of the Global Merger (the “Wells Fargo Guaranty Agreements”), guaranteeing the Guaranteed Obligations of GTS and GCP (as defined in the Wells Fargo Guaranty Agreements) under the Wells Fargo Credit Facilities, and paid $175,000 in the aggregate to reduce the current borrowed amounts under the Wells Fargo Credit Facilities as of the Global Closing Date.

As part of the Global Merger, the Company created 240,861 shares of $0.0001 par value Novume Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”). All Series B Preferred Stock was issued at a price of $10.00 per share as part of the acquisition of the Global Merger. The Series B Preferred Stock is entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter. The Series B Preferred Stock has a conversion price of $5.00 per share. Each Series B Preferred Stock has an automatic conversion feature based on the share price of Novume.

The acquisition of Global resulted in a contribution of additional revenues to the Company's human resource-based business. Since the Global Entities have a relatively high cost of revenues, their operating margins are lower than those for other subsidiaries. There were no material changes to how we operate our business following the acquisition of Global.

Brekford Acquisition

On August 28, 2017, the mergers by and among Novume, KeyStone, Brekford, Brekford Merger Sub, Inc. (“Brekford Merger Sub”), and KeyStone Merger Sub, LLC (“KeyStone Merger Sub”), were consummated (the “Brekford Merger”) as a result of a merger agreement (the “Brekford Merger Agreement”). As a result, Brekford became a wholly-owned subsidiary of the Novume, and Brekford Merger Sub ceased to exist. KeyStone Merger Sub also became a wholly-owned subsidiary of the Novume, and KeyStone Solutions, Inc. ceased to exist. When KeyStone Merger Sub filed its certificate of merger with the Secretary of State of Delaware, it immediately effectuated a name-change to KeyStone Solutions, LLC, the name by which it is now known. For the purpose of this document any references to KeyStone are to KeyStone Solutions, Inc. prior to August 28, 2017 and to KeyStone Solutions, LLC on and after August 28, 2017.

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

Firestorm Acquisition

On January 25, 2017, we acquired each of the Firestorm Entities for the following consideration: $500,000 in cash; $1,000,000 in the aggregate in the form of four unsecured, subordinated promissory notes with interest (of which interest on $500,000 of the notes is payable at an interest rate of 7% and interest on $500,000 of the notes is payable at an interest rate of 2%) payable over, and principal due after, five years (of which $907,407 was recorded to notes payable to reflect the net fair value of the notes issued due to the difference in interest rates); 488,094 (946,875 post Brekford Merger) shares of Novume common stock; warrants to purchase 162,699 (315,627 post Brekford Merger) shares of Novume common stock, exercisable over a period of five years, at an exercise price of $2.58 per share; and warrants to purchase 162,699 (315,627 post Brekford Merger) shares of Novume common stock, exercisable over a period of five years, at an exercise price of $3.61 per share.

Agreement to Acquire Assets of OpenALPR

On September 17, 2018, we entered into a Letter of Intent with OpenALPR Technology, Inc., which set forth the parties’ intent to consummate a transaction pursuant to which we would acquire the assets of OpenALPR Technology, Inc. OpenALPR Technology, Inc. is a privately-held Boston, Massachusetts-based company that provides ALPR technology used by both law enforcement and commercial clients. Following this agreement, on October 9, 2018, we entered into a Management Services Agreement (the “MSA”) with OpenALPR Technology, Inc. whereby we agreed to provide services to support the continued growth of its platform. These services include sales, call center and customer support, engineering, marketing and website services along with business strategy, contract and other back office functions. The MSA provides for Novume to receive compensation on a time and materials basis for most services and a commission basis for sales of OpenALPR Technology, Inc. products. On November 14, 2018, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among Novume, OpenALPR Technology, Inc. and Matthew Hill pursuant to which we would purchase all of the assets of OpenALPR and its subsidiaries, except for certain excluded assets, and assume certain liabilities as provided for in the Asset Purchase Agreement (the “OpenALPR Acquisition”). The Asset Purchase Agreement was amended on February 15, 2019 and March 8, 2019 and on March 12, 2019, we completed our acquisition of OpenALPR, as more fully described below.

Key Trends, Developments and Challenges

U.S. Government Spending and the Government Contractor Industry Generally

In March 2018, the Consolidated Appropriations Act of 2018 was signed into law and it provided $1.3 trillion in funding for the U.S. government through September 2018. The Act also appropriated $500 billion in new federal outlays for defense and domestic programs to be spent over a two-year period. Prior to the beginning of the 2019 U.S. government fiscal year, Congress enacted some of its appropriations bills and provided for continuing resolutions into December 2018 for other appropriations bills. Upon the expiration of the continuing resolutions, those departments and agencies funded by the continuing resolution shut down from December 22, 2018 to January 25, 2019, a period of 34 days and the longest U.S. government shutdown in history. In February 2019, the remaining appropriations bills were enacted to fund the U.S. government through September 2019. The continuing resolutions in 2018 and related government shutdown reduced the number of RFPs issued by the government and thus diminished revenue opportunities for AOC Key Solutions.

While we had anticipated an increasing demand for our services based upon an expected increase in the volume of federal government spending and as our clients elect to outsource their bid and proposal activities, it is still not clear how government spending will be impacted beyond 2019. The administration does have some discretion to delay spending on programs previously authorized.

The federal government fiscal year starts on October 1 and ends on September 30. Thus, some of our revenues for 2018 were based on budget authorizations made in 2017. On March 23, 2018, the Consolidated Appropriations Act (the “2018 Act”) was signed into law. It provided $1.3 trillion in funding through September 2018 and anticipated $500 billion in new federal spending for defense and domestic programs over two years, including significant increases military procurements. We believe that increased defense spending will flow down to government contractors and provide them with new opportunities to offer national defense products and services to the federal government. The 2018 Act also provides more than $2.3 billion in new funding for threat identification, mental health, training, and school safety programs at the Departments of Justice, Education, and Health and Human Services. The legislation also lifts statutory budget caps and increases funding for emergency disaster aid funding. It also lifts the debt ceiling and extends certain health care and tax authorizations. While we anticipate an increasing demand for our services in 2019 based upon an expected increase in the volume of federal government spending and as our clients elect to outsource their bid and proposal activities, it is still not clear how government spending will be impacted beyond 2019.

NeoSystems Merger

We filed a Registration Statement on Form S-1 with the SEC on January 25, 2018. A significant portion of the proceeds from the proposed offering were to be used for the planned acquisition of NeoSystems LLC (“NeoSystems”) under an agreement and plan of merger entered into on November 16, 2017 (the “NeoSystems Merger Agreement”). On March 7, 2018, we received notice of termination of the NeoSystems Merger Agreement. Pursuant to the NeoSystems Merger Agreement, Novume paid NeoSystems $225,000 in required payments, which was recorded as a selling, general and administrative expense in the year ended December 31, 2018. No securities were sold in connection with the offering contemplated by the Registration Statement on Form S-1 and it was withdrawn on November 26, 2018.

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

Promissory Notes

2018 Promissory Note

On April 3, 2018, Novume and Brekford entered into a transaction pursuant to which an institutional investor (the “Lender”) loaned $2,000,000 to Novume and Brekford (the “2018 Promissory Note”). The 2018 Promissory Note is discussed in further detail in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations under the heading “Liquidity and Capital Resources.”

2019 Promissory Note

On March 12, 2019, Novume entered into a note purchase agreement pursuant to which investors (the “2019 Lenders”) loaned $20,000,000 to Novume (the “2019 Promissory Note”) and the Company issued to the 2019 Lenders warrants to purchase 2,500,000 shares of Novume common stock (the “March 2019 Warrants”). The 2019 Promissory Note and March 2019 Warrants are discussed in further detail this in Management’s Discussion and Analysis of Financial Conditions and Results of Operations under “Liquidity and Capital Resources.”

Other than as discussed above and elsewhere in this Annual Report on Form 10-K, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Sale of Common Stock

On November 1, 2018, Novume issued 4,125,000 shares of common stock through an underwritten public offering at a public offering price of $0.80 per share. Net proceeds to Novume was approximately $2.8 million. In addition, we granted underwriters a 45-day option to purchase up to 618,750 additional shares of common stock to cover over-allotment, if any. The underwriters did not exercise this option and the options were cancelled. As part of this transaction, we also issued to the underwriter warrants to purchase an aggregate of 206,250 shares of common stock, exercisable over a period of five years, at an exercise price of $1.00 per share. The underwriter warrants have a value of approximately $0.2 million and are exercisable commencing April 27, 2019 and expire on October 29, 2023.

Components of Revenues and Expenses

Revenues

We principally derive revenues from fees for services generated on a T&M basis. Revenues for T&M contracts are recognized based on the number of hours worked by the employees or consultants at an agreed-upon rate per hour set forth in standard rate sheets or as written from time to time in contracts or purchase orders. Time-and-materials contracts represent most of our client engagements and do not provide us with a high degree of predictability of performance for future periods. Revenues related to firm-fixed-price contracts are recognized in two ways, either as services are provided for longer term contracts or upon completion of the project for short-term contracts. Revenue from the sale of individual franchises is recognized when the contract is signed and collectability is assured, unless the franchisee is required to perform certain training before operations commence.

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

Results of Operations – Comparison of the Years Ended December 31, 2018 and 2017

Consolidated operating results for year ended December 31, 2017 include operating results for Novume as a holding company, AOC Key Solutions and Firestorm (“Legacy Novume”) for the period from January 25, 2017 through December 31, 2017, Brekford for the period from August 28, 2017 through December 31, 2017 and Global for the period from October 1, 2017 through December 31, 2017. Consolidated operating results for the year ended December 31, 2018 include AOC Key Solutions, Brekford, Firestorm and Global for the full year.

Novume Solutions, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2018 and 2017

	For the Years Ended December 31,
	2018	2017
Revenue	$48,562,441	$22,135,818
Cost of revenue	34,765,781	13,792,473
Gross profit	13,796,660	8,343,345

Operating expense
Selling, general, and administrative expenses	18,833,280	12,981,744
Loss from operations	(5,036,620)	(4,638,399)
Other expense
Interest expense	(609,461)	(213,492)
Other income (expense)	(28,168)	(483,909)
Total other expense	(637,629)	(697,401)
Loss before taxes	(5,674,249)	(5,335,800)
Income tax (expense) benefit	(29,250)	294,666
Net loss	$(5,703,499)	$(5,041,134)

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Revenue

Total revenue for the fiscal year ended December 31, 2018 increased by $26,426,623, or 119%, to $48,562,441 compared to $22,135,818 for the fiscal year ended December 31, 2017, which includes four months of revenue from Brekford of $914,345 and three months of revenue from Global of $5,645,747. The increase is largely due to the inclusion of a full year of revenue from entities acquired during 2017. Aggregate revenue attributable to Brekford and Global for the year ended December 31, 2018 was $32,029,913. Aggregate revenue attributable to Legacy Novume for the year ended December 31, 2018 was $16,532,528, an increase of 6.1% compared to the prior year period due to an increase in revenue attributable to the integration of BC Management and Secure Education into Firestorm.

Cost of Revenue

Total cost of revenue for the fiscal year ended December 31, 2018 increased by $20,973,308, or 152%, to $34,765,781, compared to $13,792,473 for the fiscal year ended December 31, 2017, which includes four months of cost of revenue from Brekford of $445,082 and three months cost of revenue from Global of $4,983,044. Aggregate cost of revenue attributable to Brekford and Global for the year ended December 31, 2018 was $26,429,965. The cost of revenue attributable to Legacy Novume for the year ended December 31, 2018 was $8,335,816, a decrease of 0.3% compared to the prior year period attributable to the allocation of internal and external labor.

Gross Profit

Total gross profit for the fiscal year ended December 31, 2018 increased by $5,453,315, or 65%, to $13,796,660, compared to $8,343,345 for the fiscal year ended December 31, 2017, which includes four months of gross profit from Brekford of $469,263 and three months of revenue from Global of $662,703. The increase is largely due to the inclusion of a full year of gross profit from entities acquired during 2017. Aggregate gross profit attributable to Brekford and Global for the year ended December 31, 2018 was $5,599,947. The gross profit attributable to Legacy Novume for the year ended December 31, 2018 was $8,196,713, an increase of 13.7% compared to the prior year period attributable to an increase in revenue due to acquisitions.

The gross profit margin was 28.4% for the fiscal year ended December 31, 2018, compared to 37.7% for the fiscal year ended December 31, 2017. The gross profit margin for Brekford and Global was 17.5% and 17.3%, while the gross profit margin for Legacy Novume for the fiscal years ended December 31, 2018 and 2017 was 49.6% and 46.3%, respectively. Due to the nature of professional services staffing at Global, which has greater costs of services compared to professional services support providers such as AOC Key Solutions and Firestorm, the addition of Global has a natural impact of lowering the consolidated gross profit.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses (“SG&A”) for the fiscal year ended December 31, 2018 increased by $5,851,536, or 45.1%, to $18,833,280, compared to $12,981,744 for the fiscal year ended December 31, 2017, which includes four months of SG&A from Brekford of $890,627 and three months of SG&A from Global of $726,006. Aggregate SG&A attributable to Brekford and Global for the year ended December 31, 2018 was $6,326,584. SG&A attributable to Legacy Novume for the year ended December 31, 2018 was $12,506,696, an increase of 10.2% compared to the prior year period. This was primarily related to additional staff, professional and legal fees related to financings, board and corporate expenses, and expenses related to maintaining compliance with applicable listing rules and SEC requirements. As percentage of revenue, our SG&A expenses for the fiscal year ended December 31, 2018 decreased to 38.6% compared to 58.6% for the fiscal year ended December 31, 2017.

We anticipate that our SG&A expenses may continue to increase, however, at a reduced pace in future periods. These increases may include costs related to hiring of personnel and fees to outside consultants, lawyers and accountants as well as expenses related to maintaining compliance with applicable listing rules and SEC requirements, insurance, and investor relations activities.

Other Expense

Other expense, net, for the fiscal year ended December 31, 2018 was $637,629 compared to other expense of $697,401 for the fiscal year ended December 31, 2017. The change was related to an increase of $395,969 of interest expense and an impairment of $262,140 related to our investment in Global Public Safety, offset by approximately $200,000 for the reversal of a prior year accrued expense and adjustment to holdback consideration. The net decrease also includes $133,755 as a result of the effect of the exchange of warrants in connection with the issuance of common stock, offset by a $78,228 reversal of derivative liability in 2018, compared to a prior year expense of $60,000. Furthermore, the prior year included the $450,000 write-down related for the sale of the note receivable from Global Public Safety.

Income Tax Expense

The income tax expense for the fiscal year ended December 31, 2018, was $29,250 and is due primarily to the state income taxes as compared to an income tax benefit of $294,666 for the fiscal year ended December 31, 2017. We established a valuation allowance against deferred tax assets in the fourth quarter of 2017 and have continued to maintain a full valuation allowance through the year ended December 31, 2018; therefore, there was no tax benefit recognized for the losses incurred for the year ended December 31, 2018. The $29,250 represents a provision for state income taxes for 2018.

As of December 31, 2018, we had federal and state net operating loss (“NOL”) carryforwards to utilize in the U.S. of approximately $9.7 million and $0.5 million, net of federal tax effect, respectively. It was determined that it is more-likely-than-not that the NOLs will not be realized. These NOLs are scheduled to begin to expire in 2034 and $4.7 million are grandfathered under the Tax Cuts and Jobs Act; thus, these NOLs are not subject to the annual 80 percent limitation. NOLs generated in 2018 of $5.0 million will be carried forward indefinitely and are subject to the annual 80 percent limitation. As of December 31, 2018 and 2017, we had a valuation allowance of approximately $2.3 million and $1.3 million, respectively.

Net Loss

Net loss for the fiscal year ended December 31, 2018, was $5,703,499 compared to a net loss of $5,041,134 for the fiscal year ended December 31, 2017. The net loss per common share was $0.44 for the fiscal year ended December 31, 2018, compared to a net loss per common share of $0.51 for the fiscal year ended December 31, 2017. The net loss margin was 11.7% for the year ended December 31, 2018, compared to a net loss margin of 22.8% for the year ended December 31, 2017. The increase in net loss for the year ended December 31, 2018 compared to the prior year period was attributable to the factors described above.

Cash Flow

We believe our existing cash and net cash flow will fund our operations over the next twelve months.

The net cash flows from operating, investing and financing activities for the periods below were as follows:

	For the Years ended December 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$(2,052,844)	$(3,167,146)
Investing activities	395,146	(289,657)
Financing activities	2,467,669	2,625,428
Net increase (decrease) in cash and cash equivalents:	$809,971	$(831,375)

Cash Used in Operating Activities

For the year ended December 31, 2018, net cash used in operating activities was $2,052,844. Cash was used primarily to fund our loss from operations of $5,703,499 and was affected by the decrease in current liabilities of $229,578, and by an increase in current assets of $1,513,675. Novume also incurred non-cash expenses of $1,969,601 including depreciation and amortization, share-based compensation, warrant expense, impairment of investment, amortization of financing related costs and intangibles, and changes in fair value of derivative liability and deferred rent.

For the year ended December 31, 2017, net cash used in operating activities was $3,167,146. Cash was used primarily to fund our operations and was affected by increases in accounts payable and accrued expenses, offset by increases in accounts receivable. The Company also incurred non-cash expenses including depreciation and amortization.

Cash Provided by and Used in Investing Activities

For the year ended December 31, 2018, net cash provided by investing activities of $395,146 was primarily the result of $1,475,000 of proceeds from the sale of a note receivable offset by the development of new products including the capitalization of software development costs and the purchase of computer hardware and equipment.

For the year ended December 31, 2017, net cash used in investing activities of $289,657 related to the purchase of computer hardware and equipment.

Cash Provided by Financing Activities

For the year ended December 31, 2018, net cash provided by financing activities of $2,467,669 related to the net proceeds from the issuance of common stock of $2,796,500, the proceeds from notes payable of $2,000,000, and the exercise of options of $23,450 offset by the net short-term repayments of $1,945,057, the payment of Series A and Series B Preferred Stock dividends of $344,724 and the payment of financing costs of $62,500.

For the year ended December 31, 2017, net cash provided by financing activities of $2,625,428 related to proceeds from the issuance of preferred stock of $1,745,347, net of fees, the acquisition of Brekford of $1,943,760, net of cash acquired, net proceeds from short-term borrowing of $650,221, and the net proceeds from the exercise of warrants of $125,006 offset by the acquisition of Global of $1,069,693, net of cash acquired, the payment of Series A Preferred Stock dividends of $251,509, the acquisition of Firestorm of $417,704, net of cash acquired, and the acquisition of BC Management of $100,000, net of cash acquired.

Non-Cash Financing Activities

In October 2018, we issued 96,924 shares of Novume common stock, valued at $133,755, as consideration for the extinguishment of warrants.

In April 2018, we issued 35,000 shares of Novume common stock, valued at $126,000, as consideration in connection with the 2018 Promissory Note.

In January 2018, we acquired the assets of Secure Education. The non-cash consideration for this acquisition included the issuance of 33,333 shares of our common stock valued at $163,332 and the issuance of 66,666 Novume common stock warrants valued at $123,472.

In December 2017, the Company acquired the assets of BC Management. The non-cash consideration for this acquisition included the issuance of 33,333 shares of Novume common stock valued at $163,332 and the issuance of 66,666 Novume common stock warrants valued at $123,472.

In October 2017, the Company acquired Global. The non-cash consideration for this acquisition included a holdback liability of $200,000, the issuance of 375,000 shares of Novume common stock valued at $566,288 and the issuance of 240,861 shares of Novume Series B preferred stock valued at $2,408,610.

In August 2017, the Company merged with Brekford. The non-cash consideration for the merger included the issuance of 3,287,187 shares of Novume common stock valued at $5,851,193.

In January 2017, KeyStone acquired Firestorm. The non-cash consideration for this acquisition included notes payable of $907,407 and the issuance of 946,875 shares (post merger exchange) of Novume common stock and 631,254 warrants valued at $1,203,986.

Lease Obligations

During 2017 and 2018, we leased office space in Chantilly, Virginia under the terms of a ten-year lease expiring October 31, 2019. The lease contained one five-year renewal option. The lease terms included an annual increase in base rent and expenses of 2.75%, which have been amortized ratably over the lease term.

During this same period, we subleased office space in Chantilly, Virginia with an initial term of two years, with eight one-year options for the subtenant to renew the lease through October 31, 2019. This sublease provided for annual increases in base rent and expenses of 2.90%. The initial term ended October 31, 2011 and the subtenant exercised the renewal options through 2014. On April 7, 2015, the sublease was amended to sublease more space to the subtenant and change the rental calculation. The sublease provided for an offset of $182,534 to rent expense for each of the years ended December 31, 2018 and 2017.

Effective December 31, 2018, we terminated the original lease agreement for the Chantilly, Virginia space, and on January 1, 2019, we entered into a new agreement as sublessor for a portion of the original space occupied in this location. This sublease includes annual increases in base rent and expenses of 2.75% and expires on June 30, 2024, with a right to renew subject to the sublessor renewing its lease.

We also lease office space in: New Orleans, Louisiana on a month-to-month basis; Roswell, Georgia under a lease expiring in January 2022; and Fort Worth, Texas under a three-year lease expiring in March 2021. In addition, we lease office space from Global Public Safety on a month-to-month basis and we also lease space under an operating lease expiring on April 30, 2019. Furthermore, we lease office space in Grand Rapids, Michigan under a lease expiring on April 30, 2019.

Rent expense, net, for the years ended December 31, 2018 and 2017 was $790,999 and $605,264, respectively, and is included in selling, general and administrative expenses.

We are finalizing the adoption of ASU 2016-02, Leases, effective January 1, 2019, and will be adopting the standard using the optional transition method by recognizing a cumulative-effect adjustment to the balance sheet at January 1, 2019 and not revising prior period presented amounts. The processes that are in final refinement related to our full implementation of the standard include: finalizing our estimates related to the applicable incremental borrowing rate at January 1, 2019; and process enhancements for refining our financial reporting procedures to develop the additional required qualitative and quantitative disclosures required beginning in 2019. We have elected the following practical expedients: we have not reassessed whether any expired or existing contracts are or contain leases, we have not reassessed lease classification for any expired or existing leases; we have not reassessed initial direct costs for any existing leases; and we have not separated lease and nonlease components.

The standard will have a material impact on our consolidated balance sheets, but will not have a material impact on our consolidated statements of operations. The most significant impact will be the recognition of right-of-use ("ROU") assets and lease liabilities for operating leases.

Adoption of the standard will result in the recognition of additional recognition of ROU assets and lease liabilities for operating leases ranging between $0.8 million to $1.2 million as of January 1, 2019.

As of December 31, 2018, the future obligations over the primary terms of the long-term leases expiring through 2024 are as follows:

2019	$348,222
2020	337,437
2021	252,262
2022	193,898
2023	189,682
Thereafter	81,834
Total	$1,403,335

Liquidity and Capital Resources

During 2017 and 2018, we funded our operations primarily through cash from operating activities from our subsidiaries, revolving lines of credit, issuance of debt, the sale of assets and the sale of equity. As of December 31, 2018, we had unrestricted cash and cash equivalents of $2,767,183 and working capital deficit of $43,871 which includes the early retirement of $2.5 million of long-term debt in March 2019, as compared to unrestricted cash and cash equivalents of $1,957,212 and working capital of $2,750,577 as of December 31, 2017.

In November 2016, KeyStone commenced an offering of up to 3,000,000 Units (the "Reg A Offering"). At the initial closing of the Reg A Offering, on December 23, 2016, we sold 301,570 Units and received aggregate gross proceeds of $3,015,700. At the second closing of the Reg A Offering, on January 23, 2017, we sold 119,757 Units and received aggregate gross proceeds of $1,197,570. At the third and final closing of the Reg A Offering, on March 21, 2017, we sold 81,000 Units and received aggregate gross proceeds of $810,000. As reported our Current Report on Form I-U, as filed with the SEC on March 22, 2017, the Reg A Offering is closed, effective as of the third closing.

Following the Brekford Merger, all outstanding shares of KeyStone Series A Preferred Stock were exchanged for the right to receive one share of Novume Series A Preferred Stock. Novume Series A Preferred Stock will be entitled to quarterly dividends in the amount of $0.175 (7% per annum) per share, being an identical per annum percentage per share dividend as received by holders of KeyStone Series A Preferred Stock prior to the Brekford Merger. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter.

On April 7, 2017, we paid cash dividends of $75,694 to shareholders of record of Series A Preferred Stock as of March 30, 2017. On July 8, 2017, October 7, 2017, January 5, 2018, April 6, 2018 and July 9, 2018, we paid cash dividends of $87,907 to shareholders of record of Series A Preferred Stock as of the end of the previous month. On September 30, 2018, December 31, 2018 and March 31, 2019, we accrued dividends of $87,907 on each of these dates to Series A Preferred Stock shareholders of record. Accrued dividends payable to Series A Preferred Stock shareholders were $175,814 and $87,907 as of December 31, 2018 and 2017, respectively.

As part of the Global Merger, we issued 240,861 shares of $0.0001 par value Series B Preferred Stock. All Series B Preferred Stock was issued at a price of $10.00 per share as part of the acquisition of the Global Merger. The Series B Preferred Stock has a conversion price of $5.00 per share. Each Series B Preferred Stock has an automatic conversion feature based on the share price of Novume. The Series B Preferred Stock is entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter. On December 31, 2017, we declared and accrued dividends of $27,001 payable to Series B shareholders of record on December 31, 2017.

On January 5, 2018, April 6, 2018 and July 9, 2018, we paid cash dividends of $27,001 to shareholders of record of Series B Preferred Stock as of the end of the previous month. On September 30, 2018, December 31, 2018 and March 31, 2019, we accrued dividends of $27,001 on each of these dates to Series B Preferred Stock shareholders of record. Accrued dividends payable to Series B Preferred Stock shareholders were $54,002 and $27,001 as of December 31, 2018 and 2017, respectively.

Operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable, accrued expenses, current portion of long-term debt and lines of credit, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances.

Global has revolving lines of credit with WFB (“the Global Wells Agreements”). WFB agreed to advance to Global, 90% of all eligible accounts with a maximum facility amount of $5,000,000. Interest is payable under the Global Wells Agreements at a monthly rate equal to the Three-Month LIBOR in effect from time to time plus 3% plus a margin of 3%. Payment of the revolving lines of credit is secured by the accounts receivable of Global. The terms of the Global Wells Agreements ran through December 31, 2018, with automatic renewal terms of 12 months. The current terms of the Global Wells Agreements run through December 31, 2019. WFB or Global may terminate the Global Wells Agreements upon at least 60 days’ written notice prior to the last day of the current term. The principal balance at December 31, 2018 and December 31, 2017 was $1,094,766 and $2,057,259, respectively. As part of the lines of credit agreements, Global must maintain certain financial covenants. Global met all financial covenant requirements for the year ended December 31, 2018.

On November 12, 2017, AOC Key Solutions entered into an Account Purchase Agreement and related agreements (the “AOC Wells Agreement”) with WFB. Pursuant to the AOC Wells Agreement, AOC Key Solutions agreed to sell and assign to WFB all of its Accounts (as such term is defined in Article 9 of the Uniform Commercial Code), constituting accounts arising out of sales of Goods (as such term is defined in Article 9 of the Uniform Commercial Code) or rendition of services that WFB deems to be eligible for borrowing under the AOC Wells Agreement. WFB agreed to advance to AOC Key Solutions, 90% of all eligible accounts with a maximum facility amount of $3,000,000. Interest is payable under the AOC Wells Agreement at a monthly rate equal to the Daily One Month LIBOR in effect from time to time plus 5%. The AOC Wells Agreement also provides for a deficit interest rate equal to the then applicable interest rate plus 50% and a default interest rate equal to the then applicable interest rate or deficit interest rate, plus 50%. The initial term of the AOC Wells Agreement runs through December 31, 2018 (the “Initial Term”), with automatic renewal terms of 12 months (the “Renewal Term”), commencing on the first day after the last day of the Initial Term. AOC Key Solutions may terminate the AOC Wells Agreement upon at least 60 days’ prior written notice, but no more than 120 days’ written notice, prior to and effective as of the last day of the Initial Term or the Renewal Term, as the case may be. WFB may terminate the AOC Wells Agreement at any time and for any reason upon 30 days’ written notice or without notice upon the occurrence of an Event of Default (as such term is defined in the AOC Wells Agreement) after the expiration of any grace or cure period. The principal balance at December 31, 2018 and December 31, 2017 was $566,447 and $1,606,327, respectively. As part of the line of credit agreement, AOC Key Solutions must maintain certain financial covenants. AOC Key Solutions met all financial covenant requirements for the year ended December 31, 2018.

On March 16, 2016, Novume entered into a Subordinated Note and Warrant Purchase Agreement (the “Avon Road Note Purchase Agreement”) pursuant to which Novume agreed to issue up to $1,000,000 in subordinated debt (the "Avon Road Note") and warrants to purchase up to 242,493 shares of Novume’s common stock (“Avon Road Subordinated Note Warrants”). The exercise price for the Avon Road Subordinated Note Warrants is equal to $1.031 per share of common stock. Subordinated notes with a face amount of $500,000 and Avon Road Subordinated Note Warrants to purchase 121,247 shares of Novume’s common stock have been issued pursuant to the Avon Road Note Purchase Agreement to Avon Road Partners, L.P. (“Avon Road”), an affiliate of Robert Berman, Novume’s President and CEO and a member of our Board of Directors. The Avon Road Subordinated Note Warrants had an expiration date of March 16, 2019 and qualified for equity accounting as the warrants did not fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity. The debt discount is being amortized as interest expense on a straight-line basis, which approximates the effective interest method, through the maturity date of the note payable. The Avon Road Note accrues simple interest on the unpaid principal of the note at a rate equal to the lower of (a) 9% per annum, or (b) the highest rate permitted by applicable law. Interest is payable monthly, and the note was to mature on March 16, 2019. The effective interest rate of the Avon Road Note is 12.9%. On October 23, 2018, the maturity date of this note was extended to March 16, 2020. On March 12, 2019, the $500,000 balance due on the Avon Road Note was retired in its entirety.

On April 3, 2018, Novume and Brekford entered into a transaction pursuant to which an institutional investor (the “Lender”) loaned $2,000,000 to Novume and Brekford (the “2018 Promissory Note”). The loan was originally due and payable on May 1, 2019 and bears interest at 15% per annum, with a minimum of 15% interest payable if the loan is repaid prior to May 1, 2019. On October 24, 2018, Novume and Brekford entered into a note amendment with the Lender by which the maturity date of the note was extended to May 1, 2020 (the “2018 Promissory Note Amendment”). In consideration for the agreement of the Lender to extend the maturity date, the Company agreed to pay the Lender $62,500. The 2018 Promissory Note Amendment further provides for payment of interest through May 1, 2019, if the principal is repaid before May 1, 2019, and for the payment of interest through May 1, 2020, if the principal is repaid after May 1, 2019 and before May 1, 2020. The loan is secured by a security interest in all of the assets of Brekford. In addition, Novume issued 35,000 shares of common stock to the Lender, which shares contain piggy-back registration rights. If the shares are not so registered on the next selling shareholder registration statement, Novume shall be obligated to issue an additional 15,000 shares to the Lender. Upon any sale of Brekford or its assets, the Lender will be entitled to receive 7% of any proceeds received by Novume or Brekford in excess of $5 million (the “Lender’s Participation”). In addition, commencing January 1, 2020, the Lender shall be paid 7% of Brekford’s earnings before interest, taxes, depreciation and amortization, less any capital expenditures, which amount would be credited for any payments that might ultimately be paid to the Lender as its Lender’s Participation, if any. At April 3, 2018, the fair value of shares issued was $126,000. At October 24, 2018, an additional $65,000 fee was paid and designated as financing costs related to the 2018 Promissory Note Amendment. Amortized financing cost for the year ended December 31, 2018 was determined to be $96,378 and is included in interest expense. The 2018 Promissory Note has an effective interest rate of 19.5%. On March 12, 2019, the $2,000,000 balance due on the 2018 Promissory Note was retired in its entirety and Novume paid to the Lender $1,050,000 of consideration for the Lender’s Participation and $50,000 of interest due through May 1, 2019.

Novume has generated losses since its inception in August 2017 and has relied on cash on hand, external bank lines of credit, issuance of debt, the sale of a note and the sale of common stock to provide cash for operations. We attribute losses to merger costs, financing costs, public company corporate overhead, lower than expected revenue and lower gross profit of some of our subsidiaries. As of and for the year ended December 31, 2018, Novume incurred a net loss from continuing operations of approximately $5.7 million and used approximately $2.1 million in net cash from operating activities from continuing operations. Novume had total cash and cash equivalents of approximately $2.8 million as of December 31, 2018 and a net working capital deficit of $0.04 million which includes the early retirement of $2.5 million of long-term debt in March 2019.

On November 1, 2018, we issued 4,125,000 shares of common stock through an underwritten public offering at a public offering price of $0.80 per share. Net proceeds to Novume was approximately $2.8 million. In addition, we granted underwriters a 45-day option to purchase up to 618,750 additional shares of common stock to cover over-allotment, if any. The underwriters did not exercise this option and the options were cancelled. As part of this transaction, the Company also issued to the underwriter warrants to purchase an aggregate of 206,250 shares of common stock, exercisable over a period of five years, at an exercise price of $1.00 per share. The underwriter warrants have a value of approximately $0.2 million and are exercisable commencing April 27, 2019 and expire on October 29, 2023.

On March 12, 2019, Novume entered into a transaction pursuant to which investors (the “2019 Lenders”) loaned $20,000,000 to Novume (the “2019 Promissory Note”) and the Novume issued to the 2019 Lenders warrants to purchase 2,500,000 shares of Novume common stock (the “March 2019 Warrants”). The loan is due and payable on March 11, 2021 and bears interest at 16% per annum, of which at least 10% per annum shall be paid in cash. The full remaining portion of all interest, if any, shall accrue and be paid-in-kind. The notes also require (a) a premium, if paid before the maturity date, (b) a $1,000,000 exit fee due at maturity, and (c) compliance with affirmative, negative and financial covenants. Transaction costs were approximately $403,250 for a work fee payable over 10 months, $290,000 in legal fees and a $200,000 closing fee. The loan is secured by a security interest in substantially all of the assets of Novume. The March 2019 Warrants are exercisable over a period of five years, at an exercise price of $0.74 per share, and are valued at $832,500. The warrants are exercisable commencing March 12, 2019 and expire on March 12, 2024. The 2019 Promissory Note has an effective interest rate of 24.87%.

No additional sources of capital have been obtained or committed through the date these consolidated financial statements were available to be issued, except as noted in Recent Events below. Although certain of our subsidiaries are profitable, due to the operating costs associated with being a public company and expenses related to product development and commercialization costs at other subsidiaries, we anticipate that we will operate at a loss for the foreseeable future.

As of December 31, 2018, Novume did not have any material commitments for capital expenditures.

Recent Events

Leasing Agreements

On January 1, 2019, AOC Key Solutions entered into a new agreement as sublessor for a portion of the original space occupied in Chantilly, Virginia. This sublease includes annual increases in base rent and expenses of 2.75% and expires on June 30, 2024, with a right to renew subject to the sublessor renewing its lease.

On February 19, 2019, Secure Education entered into a lease assignment transferring its interest in and to the lease for its office space in Grand Rapids, Michigan, effective April 30, 2019.

Establishment of Novume 401(k) Plan

On January 1, 2019, we established the Novume Solutions, Inc. 401(k) Plan (the “Novume 401(k) Plan”), a Qualified Automatic Contribution Arrangement (QACA) safe harbor plan, and the AOC Key Solutions, Brekford, and GCP 401(k) plans were amended and merged into the Novume 401(k) Plan. Employees that satisfied the eligibility requirements became participants in the Novume 401(k) Plan. Novume contributes an amount equal to the sum of 100% of a participant’s elective deferrals that do not exceed 1% of participant’s compensation, plus 50% of the participant’s elective deferrals that exceed 1% of the participants compensation, but do not exceed 6% of the participant’s compensation. Employee contributions are fully vested and matching contributions are subject to a two-year service vesting schedule.

Series A Preferred Stock and Unit Warrants Designated as OTCQB Securities

On February 15, 2019, the Company’s Series A Preferred Stock and Unit Warrants which had been designated as securities trading on the OTC Markets OTCQX exchange were transferred to being designated as trading on the OTC Markets OTCQB exchange.

2019 Promissory Note

On March 12, 2019, Novume entered into a note purchase agreement pursuant to which investors (the “2019 Lenders”) loaned $20,000,000 to Novume (the “2019 Promissory Note”) and the Company issued to the 2019 Lenders warrants to purchase 2,500,000 shares of Novume common stock (the “March 2019 Warrants”). The 2019 Promissory Note and March 2019 Warrants are discussed in further detail in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations under “Liquidity and Capital Resources.”

Payoff of $500,000 Avon Road Note

On March 12, 2019, the $500,000 principal balance due on the Avon Road Note was retired in its entirety.

Payoff of $2,000,000 Promissory Note

On March 12, 2019, the $2,000,000 principal balance due on the 2018 Promissory Note was retired in its entirety and the Company paid to the lender $1,050,000 of consideration for the lender’s participation and $50,000 of interest due through May 1, 2019.

Amendments to the OpenALPR Asset Purchase Agreement and OpenALPR Acquisition

On February 15, 2019, the Company entered into Amendment No. 1 to the OpenALPR Asset Purchase Agreement, pursuant to which the parties agreed to amend the Base Purchase Price to $7,000,000, subject to adjustment after closing, issue a promissory note in the amount of $5,000,000, and issue 600,000 shares of Novume common stock as consideration for the acquisition of OpenALPR’s assets.

On March 8, 2019, the Company entered into Amendment No. 2 to the OpenALPR Asset Purchase Agreement which eliminated the working capital adjustment set forth in the OpenALPR Asset Purchase Agreement, as amended, and replaced it with an adjustment for prepaid maintenance contracts.

On March 12, 2019, we completed the acquisition of all of the assets of OpenALPR, except for certain excluded assets, and assumed certain liabilities, through Brekford. Consideration paid as part of this acquisition was: (a) $7,000,000 in cash, subject to adjustment after closing; (b) 600,000 shares of Novume common stock, and (c) a promissory note in the principal amount of $5,000,000 pursuant to the 2019 Promissory Note, together with an accompanying warrant to purchase 625,000 shares of Novume common stock, exercisable over a period of five years at an exercise price of $0.74 per share, valued at $208,125. The purchase price is subject to adjustment based upon the allocation of prepaid maintenance revenue as of the closing date. As the OpenALPR acquisition has recently been completed, we are currently in the process of completing the purchase price allocation treating the OpenALPR acquisition as a business combination. The purchase price allocation for OpenALPR will be included in our consolidated financial statements in the first quarter of the year ending December 31, 2019. As of March 31, 2019, there are 625,000 OpenALPR warrants outstanding.

Hill Employment Agreement

On March 12, 2019, concurrent with the execution of the OpenALPR Purchase Agreement, the Hill Employment Agreement became effective, pursuant to which Mr. Hill will serve as Novume’s Chief Science Officer. The Hill Employment Agreement provides for a term of three years unless earlier terminated pursuant to the terms thereof which term renews for additional one-year terms until terminated upon ninety days advance notice. Mr. Hill will earn an annual base compensation of $165,000.

Either party may terminate the Hill Employment Agreement with or without cause with notice as contemplated by the Hill Employment Agreement, provided however, if Mr. Hill determines to terminate his employment, he shall provide Novume with at least six months prior written notice. The Hill Employment Agreement provides for the payment of severance under certain circumstances as outlined therein.

Increased Focus on Technology Products and Services and Intention to Change Name and Segment Businesses

On March 29, 2019, we announced that our Board of Directors approved changing the Company's name to Rekor Systems, Inc. The planned name change is a result of our recent acquisition of assets of OpenALPR and increased focus on technology products and services, and aligns with the renaming of Brekford Traffic Safety, Inc. to Rekor Recognition Systems, Inc. To complement the planned name change to Rekor Systems, Inc., Novume has applied to the Nasdaq Capital Market to change its trading symbol to “REKR.”

Beginning with the first quarter of 2019, we anticipate changing our operating and reportable segments from one segment to two segments. The two segments are expected to reflect our focus on both technology products and services and professional services.

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

Revenue Recognition

We recognize revenues for the provision of services when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the fee is fixed or determinable, and the collectability of the related revenue is reasonably assured. Novume principally derives revenues from fees for services generated on a project by project basis. Revenues for time-and-materials contracts are recognized based on the number of hours worked by our employees or consultants at an agreed upon rate per hour set forth in our standard rate sheet or as written from time to time in our contracts or purchase orders. These costs are recognized in the period in which services are performed.

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

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. We perform continuing credit evaluations of its clients’ financial condition, and we generally do not require collateral.

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

We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and our assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. The balance in the allowance for doubtful accounts was $24,405 and $24,000 as of December 31, 2018 and 2017, respectively.

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

The tax effects of uncertain tax positions are recognized in the consolidated financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized. It is our accounting policy to account for ASC 740-10-25-related penalties and interest as a component of the income tax provision in the consolidated statements of operations and comprehensive loss.

As of December 31, 2018 and 2017, our evaluation revealed no uncertain tax positions that would have a material impact on the financial statements. The 2015 through 2017 tax years remain subject to examination by the IRS, as of December 31, 2018. Our management does not believe that any reasonably possible changes will occur within the next twelve months that will have a material impact on the financial statements.

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

The Company has generated losses since its inception in August 2017 and has relied on cash on hand, external bank lines of credit, the sale of a note, debt financing and a public offering of its common stock to support cashflow from operations. The Company attributes losses to merger costs, public company corporate overhead and investments made by some of our subsidiary operations. As of and for the year ended December 31, 2018, the Company had a net loss of approximately $5.7 million and working capital deficit of approximately $0.04 million which includes the early retirement of $2.5 million of long-term debt in March 2019. The Company’s net cash position was increased by approximately $4.0 million in March 2019 by the issuance of $20 million senior secured notes, of which $5 million was non-cash, offset by $7 million of cash paid for the acquisition of OpenALPR, and approximately $4.0 million related to the extinguishment of debt and associated fees.

Management believes that based on relevant conditions and events that are known and reasonably knowable, that its current forecasts and projections, for one year from the date of the filing of the consolidated financial statements in this Annual Report on Form 10-K, indicate the Company’s ability to continue operations as a going concern for that one-year period. The Company is actively monitoring its operations, cash on hand and working capital. The Company has contingency plans to reduce or defer expenses and cash outlays should operations weaken in the look-forward period or additional financing is not available.

New Accounting Pronouncements

Recently Issued Accounting Pronouncements

Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We are currently evaluating the effect that ASU 2018-13 will have on our consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-01”). This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. ASU 2018-07 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted but no earlier than an entity’s adoption date of Topic 606. We will adopt the provisions of this ASU in the first quarter of 2019. Adoption of the new standard is not expected to have a material impact on our consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), which provides guidance related to accounting for hedging activities. This guidance expands strategies that qualify for hedge accounting, changes how many hedging relationships are presented in the financial statements, and simplifies the application of hedge accounting in certain situations. The standard will be effective for us beginning July 1, 2019, with early adoption permitted for any interim or annual period before the effective date. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. We are currently in the process of evaluating the impact of the adoption of ASU 2016-13 on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. We are finalizing the adoption of the new standard effective January 1, 2019 and will be adopting the standard using the optional transition method by recognizing a cumulative-effect adjustment to the balance sheet at January 1, 2019 and not revising prior period presented amounts. The processes that are in final refinement related to our full implementation of the standard include: finalizing our estimates related to the applicable incremental borrowing rate at January 1, 2019; and process enhancements for refining our financial reporting procedures to develop the additional required qualitative and quantitative disclosures required beginning in 2019. We have elected the following practical expedients: we have not reassessed whether any expired or existing contracts are or contain leases; we have not reassessed lease classification for any expired or existing leases; we have not reassessed initial direct costs for any existing leases; and it has not separated lease and nonlease components. The standard will have a material impact on our consolidated balance sheets, but will not have a material impact on our consolidated statements of operations. The most significant impact will be the ROU assets and lease liabilities for operating leases. Adoption of the standard will result in the recognition of additional ROU assets and lease liabilities for operating leases ranging between $0.8 million to $1.2 million as of January 1, 2019.

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

On January 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers, using the modified retrospective method. We have aggregated and reviewed our contracts that are within the scope of Topic 606. Based on our evaluation, we do not anticipate the adoption of Topic 606 will have a material impact on our balance sheet or related consolidated statements of operations, equity or cash flows. The impact of adopting Topic 606 to the Novume relates to: (1) a change to franchisee agreements recorded prior to 2017; and (2) the timing of certain contractual agreements which we deemed as immaterial. Revenue recognition related to our other revenue streams will remain substantially unchanged.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard reduces complexity in several aspects of the accounting for employee share-based compensation, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. We adopted this standard, electing to use estimated forfeitures, and the impact of the adoption was not material to our consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business. We adopted ASU 2017-01 as of January 1, 2017.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. The update is effective for fiscal year 2019. The update is to be adopted prospectively to an award modified on or after the adoption date. Early adoption is permitted. We adopted this ASU in 2018 and the impact was not material to our consolidated financial statements and related disclosures.

We do not believe that any other recently issued and adopted accounting standards, in addition to those referenced above, had a material effect on our consolidated financial statements.

Item 7A.
Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 8.
Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Novume Solutions, Inc.

Opinions on the Financial Statements

We have audited the accompanying consolidated balance sheets of Novume Solutions, Inc. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders' equity, and cash flows, for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinions
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinions.

s/s BD & Company, Inc.
BD & Company, Inc.

We have served as the Company's auditor since 2017.

Owings Mills, MD
April 11, 2019

Novume Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
Assets
Current Assets
Cash and cash equivalents	$2,767,183	$1,957,212
Accounts receivable, net	5,264,949	6,707,294
Inventory	72,702	155,716
Note receivable	-	1,475,000
Other current assets, net	425,530	635,566
Total current assets	8,530,364	10,930,788
Property and Equipment
Capitalized Software	913,455	52,400
Furniture and fixtures	302,243	211,885
Office equipment	544,533	524,131
Camera systems	553,758	462,399
Vehicles	36,020	10,020
Leasehold improvements	95,422	72,918
Total fixed assets	2,445,431	1,333,753
Less: accumulated depreciation	(978,150)	(633,014)
Net property and equipment	1,467,281	700,739
Goodwill	3,092,616	3,092,616
Intangibles, net	4,834,503	5,468,874
Other Assets
Investment at cost	-	262,140
Deposits and other long-term assets	130,485	143,583
Total other assets	130,485	405,723
Total assets	$18,055,249	$20,598,740
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,593,726	$1,390,877
Accrued expenses	2,643,027	3,060,512
Lines of credit	1,661,212	3,663,586
Notes payable, current portion	2,469,211	-
Deferred revenue	207,059	117,636
Total current liabilities	8,574,235	8,232,611
Long-Term Liabilities
Notes payable	964,733	1,405,994
Deferred rent	8,475	53,217
Total long-term liabilities	973,208	1,459,211
Total liabilities	9,547,443	9,691,822

Series A Cumulative Convertible Redeemable Preferred stock, $0.0001 par value, 505,000 shares authorized and 502,327 shares issued and outstanding as of December 31, 2018 and 2017, respectively	5,051,683	4,396,580

Stockholders' Equity
Common stock, $0.0001 par value, 30,000,000 shares authorized, 18,767,619 and 14,463,364 shares issued and outstanding as of December 31, 2018 and 2017, respectively	1,877	1,447
Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of December 31, 2018 and 2017, respectively.	-	-
Series B Cumulative Convertible Preferred stock, $0.0001 par value, 240,861 shares authorized, issued and outstanding as of December 31, 2018 and 2017, respectively	24	24
Additional paid-in capital	15,518,013	12,342,527
Accumulated deficit	(12,063,791)	(5,833,660)
Total stockholders’ equity	3,456,123	6,510,338
Total liabilities and stockholders’ equity	$18,055,249	$20,598,740

The accompanying notes are an integral part of these consolidated financial statements.

Novume Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended December 31,
	2018	2017
Revenue	$48,562,441	$22,135,818
Cost of revenue	34,765,781	13,792,473
Gross profit	13,796,660	8,343,345

Operating expenses
Selling, general, and administrative expenses	18,833,280	12,981,744
Loss from operations	(5,036,620)	(4,638,399)
Other expense
Interest expense	(609,461)	(213,492)
Other income (expense)	(28,168)	(483,909)
Total other expense	(637,629)	(697,401)
Loss before income taxes	(5,674,249)	(5,335,800)
(Provision) benefit from income taxes	(29,250)	294,666
Net loss	$(5,703,499)	$(5,041,134)

Loss per common share - basic	$(0.44)	$(0.51)
Loss per common share - diluted	$(0.44)	$(0.51)

Weighted average shares outstanding
Basic	15,409,014	11,767,304
Diluted	15,409,014	11,767,304

The accompanying notes are an integral part of these consolidated financial statements.

Novume Solutions, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Shares of Common Stock	Common Stock	Shares of Series B Preferred Stock	Series B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of January 1, 2017	5,000,000	$500	-	$-	$1,976,549	$(430,395)	$1,546,654
Net common stock issued in Firestorm acquisition	488,094	49	-	-	976,237	-	976,286
Effect of contribution to Novume Solutions, Inc. on August 28, 2017	5,158,503	516	-	-	(516)	-	-
Net common stock issued in Brekford acquisition	3,287,187	329	-	-	5,850,864	-	5,851,193
Stock-based compensation	-	-	-	-	408,465	-	408,465
Issuance of warrants	-	-	-	-	418,424	-	418,424
Exercise of warrants	121,247	12	-	-	124,994	-	125,006
Equity issued in Global acquisition	375,000	38	240,861	24	2,974,836	-	2,974,898
Net common stock issued in BC Management acquisition	33,333	3	-	-	163,329	-	163,332
Preferred stock dividends	-	-	-	-	-	(362,131)	(362,131)
Accretion of Series A preferred stock	-	-	-	-	(550,655)	-	(550,655)
Net loss	-	-	-	-	-	(5,041,134)	(5,041,134)
Balance as of December 31, 2017	14,463,364	1,447	240,861	24	12,342,527	(5,833,660)	6,510,338
Adjustment to adopt new accounting guidance revenue recognition (1)	-	-	-	-	-	(67,000)	(67,000)
Balance as of January 1, 2018	14,463,364	1,447	240,861	24	12,342,527	(5,900,660)	6,443,338
Stock-based compensation	-	-	-	-	464,509	-	464,509
Issuance of warrants	-	-	-	-	123,472	-	123,472
Issues of common stock, net of costs	4,125,000	413	-	-	2,796,087	-	2,796,500
Issuance of common stock for the extinguishment of warrants	96,924	9	-	-	133,746	-	133,755
Net common stock issued in Secure Education Consultants acquisition	33,333	3	-	-	163,329	-	163,332
Issuance related to note payable	35,000	4	-	-	125,997	-	126,001
Issuance upon exercise of stock options	13,998	1	-	-	23,449	-	23,450
Preferred stock dividends	-	-	-	-	-	(459,632)	(459,632)
Accretion of Series A preferred stock	-	-	-	-	(655,103)	-	(655,103)
Net loss	-	-	-	-	-	(5,703,499)	(5,703,499)
Balance as of December 31, 2018	18,767,619	$1,877	240,861	$24	$15,518,013	$(12,063,791)	$3,456,123

The accompanying notes are an integral part of these consolidated financial statements.

Novume Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(5,703,499)	$(5,041,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	345,136	142,545
Provision for losses on accounts receivable	-	24,000
Deferred taxes	-	(294,666)
Share-based compensation	464,509	408,465
Amortization of financing costs	94,466	109,236
Deferred rent	(11,213)	(20,076)
Warrant expense	133,755	67,491
Change in fair value of derivative liability	(78,228)	60,000
Amortization of intangibles	1,021,176	546,410
Loss on notes receivable writedown	-	450,000
Allowance for other receivables	134,817	-
Impairment of investment	262,140	-
Changes in operating assets and liabilities:
Accounts receivable	1,442,345	(158,512)
Inventory	83,014	12,056
Deposits	(86,099)	(95,060)
Other current assets	74,415	(183,622)
Accounts payable	202,849	(398,315)
Accrued expenses	(454,850)	1,033,893
Deferred revenue	22,423	95,143
Note receivable	-	75,000
Net cash used in operating activities	(2,052,844)	(3,167,146)
Cash Flows from Investing Activities
Proceeds from sale of note receivable	1,475,000	-
Capital expenditures	(1,079,854)	(289,657)
Net cash provided by (used in) investing activities	395,146	(289,657)
Cash Flows from Financing Activities
Proceeds from short-term borrowings	41,255,962	7,761,384
Repayments of short-term borrowings	(43,201,019)	(7,111,163)
Proceeds from notes payable	2,000,000	-
Acquisition of Firestorm - net of cash acquired	-	(417,704)
Acquisition of Brekford - net of cash acquired	-	1,943,760
Acquisition of Global - net of cash required	-	(1,069,693)
Acquisition of BC Management	-	(100,000)
Net proceeds from exercise of options	23,450	-
Net proceeds from exercise of warrants	-	125,006
Net proceeds from issuance of common stock	2,796,500	-
Net proceeds from issuance of preferred stock	-	1,745,347
Payment of deferred offering costs	-	-
Payment of preferred dividends	(344,724)	(251,509)
Payment of financing costs	(62,500)	-
Net cash provided by financing activities	2,467,669	2,625,428
Net increase (decrease) in cash and cash equivalents	809,971	(831,375)
Cash and cash equivalents at beginning of period	1,957,212	2,788,587
Cash and cash equivalents at end of period	$2,767,183	$1,957,212

The accompanying notes are an integral part of these consolidated financial statements.

Novume Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018 and 2017

NOTE 1 – NATURE OF OPERATIONS AND RECAPITALIZATION

Nature of Operations

Novume Solutions, Inc. (the “Company” or “Novume”) was formed in February 2017 to effectuate the mergers of, and become a holding company for KeyStone Solutions, Inc. (“KeyStone”) and Brekford Traffic Safety, Inc. (“Brekford”). For the purpose of this document any references to KeyStone are to KeyStone Solutions, Inc. prior to August 28, 2017 and to KeyStone Solutions, LLC on and after August 28, 2017. Our services are provided through seven wholly owned subsidiaries: AOC Key Solutions, Inc. (“AOC Key Solutions”); Firestorm Solutions, LLC and Firestorm Franchising, LLC (collectively referred to as “Firestorm” or “Firestorm Entities”); Brekford; Global Technical Services, Inc. (“GTS”) and Global Contract Professionals; Inc. (“GCP”) (collectively referred to as “Global” or the "Global Entities"). In 2018, the operations of Novume Media, Inc. (“Novume Media”) were discontinued.

In February 2019, the Company organized OpenALPR Software Solutions, LLC (“OpenALPR”). On February 28, 2019, we renamed Brekford to Rekor Recognition Systems, Inc. For narrative purposes, all references to Brekford before February 28, 2019 are to Brekford Traffic Safety, Inc. and to Rekor Recognitions Systems, Inc. on and after February 28, 2019. In March 2019, Novume acquired substantially all of the assets and certain liabilities of OpenALPR Technology, Inc. (“OpenALPR Technology”). The Company’s current plan is for OpenALPR to operate as a subsidiary of Brekford (see Note 3). For the purpose of this document any references to OpenALPR are to OpenALPR Technology, Inc. prior to March 12, 2019 and to OpenALPR Software Solutions, LLC on and after March 12, 2019.

For narrative purposes, Company and Novume references include AOC Key Solutions, Brekford, KeyStone, Firestorm and Global entities. The financial results of Brekford are included in the results of operations from August 28, 2017 through December 31, 2018 (see Note 3). The historical financial statements for Novume prior to the merger with Brekford reflect the historical financial statements of KeyStone. In this document, references to KeyStone are to KeyStone Solutions, Inc. prior to August 28, 2017, and to KeyStone Solutions, LLC on and after, August 28, 2017 and references to Novume prior to August 28, 2017 are to KeyStone.

KeyStone was formed in March 2016 as a holding company for its wholly owned subsidiary AOC Key Solutions, Inc., which is headquartered in Chantilly, Virginia. AOC Key Solutions provides consulting and technical support services to assist clients seeking U.S. Federal government contracts in the technology, telecommunications, defense, and aerospace industries.

On January 25, 2017, Novume (KeyStone) acquired Firestorm (see Note 3), a leader in crisis management, crisis communications, emergency response, and business continuity, including workplace violence prevention, cyber-breach response, communicable illness/pandemic planning, predictive intelligence, and other emergency, crisis and disaster preparedness initiatives. Firestorm is headquartered in Roswell, Georgia. The financial results of Firestorm are included in the results of operations from January 25, 2017 through December 31, 2018.

Brekford, headquartered in Hanover, Maryland, is a leading public safety technology service provider of fully-integrated automated traffic safety enforcement solutions, including speed, red light, and move-over and automatic license plate reading systems. The financial results of Brekford are included in the results of operations from August 28, 2017, through December 31, 2018.

On October 1, 2017, Novume acquired Global (see Note 3). Global provides temporary contract professional and skilled labor to businesses throughout the United States. Contracts to provide such services vary in length, usually less than one year. Global’s corporate offices are located in Fort Worth, Texas. The financial results of Global are included in the results of operations from October 1, 2017 through December 31, 2018.

On December 31, 2017 and January 1, 2018, Firestorm acquired certain assets of BC Management, Inc. (“BC Management”) and Secure Education Consultants, LLC (“Secure Education”), respectively (see Note 3). These acquisitions provide risk management staffing and customized emergency protocols and critical incident response training. Results of operations for both BC Management and Secure Education have been included in the financial statements of Novume since January 1, 2018.

On October 9, 2018, the Company entered into a Management Services Agreement (the “MSA”) with OpenALPR, whereby the Company provides support services. These services include sales, call center and customer support, engineering, marketing and website services along with business strategy, contract and other back office functions. The MSA provides for the Company to receive compensation on a time and materials basis for most services and a commission basis for sales, and the Company has determined that the compensation was not material. On March 12, 2019, the Company acquired substantially all of the assets and liabilities of OpenALPR Technology (see Note 17), a software development company. The assets acquired are now held within OpenALPR Software Solutions, LLC. OpenALPR software currently has the capability to analyze video images produced by almost any Internet Protocol (“IP”) camera and identify vehicle license plates from over 70 countries while also providing the make, model and color of the vehicle.

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

The Company has generated losses since its inception in August 2017 and has relied on cash on hand, external bank lines of credit, the sale of a note, debt financing and a public offering of its common stock to support cashflow from operations. The Company attributes losses to merger costs, public company corporate overhead and investments made by some of our subsidiary operations. As of and for the year ended December 31, 2018, the Company had a net loss of approximately $5.7 million and working capital deficit of approximately $0.04 million which includes the early retirement of $2.5 million of long-term debt in March 2019. The Company’s net cash position was increased by approximately $4.0 million in March 2019 by the issuance of $20 million senior secured notes, of which $5 million was non-cash, offset by $7 million of cash paid for the acquisition of OpenALPR, and approximately $4.0 million related to the extinguishment of debt and associated fees (see Note 17).

Management believes that based on relevant conditions and events that are known and reasonably knowable, that its current forecasts and projections, for one year from the date of the filing of the consolidated financial statements in this Annual Report on Form 10-K, indicate the Company’s ability to continue operations as a going concern for that one-year period. The Company is actively monitoring its operations, cash on hand and working capital. The Company has contingency plans to reduce or defer expenses and cash outlays should operations weaken in the look-forward period or additional financing is not available.

Cash and Cash Equivalents

Novume considers all highly liquid debt instruments purchased with the maturity of three months or less to be cash equivalents.

Brekford makes collections on behalf of certain client jurisdictions. Cash balances designated for these client jurisdictions as of December 31, 2018 and 2017 were $608,557 and $641,103, respectively, and correspond to equal amounts of related accounts payable.

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

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also considers recording as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, the Company determined that an allowance for loss of $24,405 and $24,000 was required at December 31, 2018 and 2017, respectively.

Accounts receivable at December 31, 2018 and 2017 included $1,124,705 and $1,259,089 in unbilled contracts respectively related to work performed in the year in which the receivable was recorded. The amounts were billed in the subsequent year.

Inventory

Inventory principally consists of parts held temporarily until installed for service. Inventory is valued at the lower of cost or market value. The cost is determined by the lower of first-in, first-out (“FIFO”) method, while market value is determined by replacement cost for components and replacement parts.

Other Current Assets, Net

Other assets are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. In the Brekford Merger on August 28, 2017, a refund of $134,818 was due from the prior financing company. The balance due remains outstanding as of December 31, 2018 and the Company has established a valuation allowance of $134,818.

Property and Equipment

The cost of furniture and fixtures and equipment is depreciated over the useful lives of the related assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the lease. Depreciation and amortization is recorded on the straight-line basis.

The range of estimated useful lives used for computing depreciation are as follows:

Furniture and fixtures	2 - 10 years
Office equipment	2 - 5 years
Leasehold improvements	3 - 15 years
Internally developed software	3 - 5 years
Automobiles	3 - 5 years
Camera systems	3 years

The Company capitalizes eligible costs related to internally-developed software in accordance with ASC 985-20 which were incurred during the application development stage. Capitalized internally-developed software costs, net, not yet placed in service were $913,455 and $52,400 as of December 31, 2018 and 2017, respectively.

Repairs and maintenance are expensed as incurred. Expenditures for additions, improvements and replacements are capitalized. Depreciation and amortization expense for the years ended December 31, 2018 and 2017 was $345,136 and $142,545, respectively.

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

We recorded goodwill and intangible assets for the mergers and acquisitions that occurred in 2017 and 2018. The BC Management, Secure Education and Firestorm acquisitions were asset acquisitions, which created both book and tax bases in goodwill and non-goodwill intangible assets. BC Management’s acquisition resulted in $0.4 million of non-goodwill intangible assets. Secure Education’s acquisition resulted in $0.4 million of non-goodwill intangible assets. The Firestorm acquisition resulted in $2.5 million of non-goodwill intangible assets. Brekford and Global were stock acquisitions and only have book basis in the goodwill and intangible assets. The fair value assigned to Brekford’s intangible and goodwill is $0.6 million and $1.4 million, respectively. The GTS and GCP goodwill and intangible assets resulted in a fair value of $1.6 million and $2.6 million, respectively, and corresponding net deferred tax liability of $0.5 million. As a result of the deferred tax liability, an adjustment was recorded to goodwill to account for the tax effect of the deferred tax liability in the year ended December 31, 2017.

Goodwill and Other Intangibles

In applying the acquisition method of accounting, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Identifiable intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Identifiable intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment within one year of acquisitions or annually as of October 1, and whenever indicators of impairment exist. The fair value of intangible assets are compared with their carrying values, and an impairment loss would be recognized for the amount by which a carrying amount exceeds its fair value. No material impairments have been recorded through December 31, 2018.

Acquired identifiable intangible assets are amortized over the following periods:

Acquired Intangible Asset	Amortization Basis	Expected Life (years)
Customer-Related	Straight-line basis	5-15
Marketing-Related	Straight-line basis	4
Technology-Based	In line with underlying cash flows or straight-line basis	3

Revenue Recognition

The Company recognizes revenues for the provision of services when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the fee is fixed or determinable and the collectability of the related revenue is reasonably assured. The Company principally derives revenues from fees for services generated on a project-by-project basis. Revenues for time-and-materials contracts are recognized based on the number of hours worked by the employees or consultants at an agreed-upon rate per hour set forth in the Company’s contracts or purchase orders. Revenues related to firm-fixed-price contracts are primarily recognized upon completion of the project as these projects are typically short-term in nature. Revenue from the sale of individual franchises is recognized when the contract is signed and collectability is assured, unless the franchisee is required to perform certain training before operations commence. The franchisor has no obligation to the franchisee relating to store development and the franchisee is considered operational at the time the franchise agreement is signed or when required training is completed, if applicable. Royalties from individual franchises are earned based upon the terms in the franchising agreement which are generally the greater of $1,000 or 8% of the franchisee’s monthly gross sales.

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

Advertising

The Company expenses all non-direct-response advertising costs as incurred. Such costs were not material for the years ended December 31, 2018 and 2017.

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

Income Taxes

Income tax expense consists of U.S. federal and state income taxes. We are required to pay income taxes in certain state jurisdictions. Historically, AOC Key Solutions and GCP initially elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, neither AOC Key Solutions nor GCP paid federal corporate income tax, and in most instances state income tax, on its taxable income. AOC Key Solutions revoked its S Corporation election upon the March 15, 2016 merger with KeyStone and GCP revoked its S Corporation election upon the acquisition by Novume, and are therefore, subject to corporate income taxes. Firestorm is a single-member LLC with KeyStone as the sole member.

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

Management has evaluated the recoverability of the net deferred income tax assets and the level of the valuation allowance required with respect to such net deferred income tax assets. After considering all available facts, the Company fully reserved for its net deferred tax assets because management believes that it is not more likely than not that their benefits will be realized in future periods. The Company will continue to evaluate its net deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s net deferred income tax assets satisfy the realization standard, the valuation allowance will be reduced accordingly. As of December 31, 2018 the Company has gross federal and state NOL carry forwards of $9.7 million and $0.5 million, net of federal tax effects, respectively. These NOLs are scheduled to begin to expire in 2034 and $4.7 million are grandfathered under the Tax Cuts and Jobs Act; thus, these NOLs are not subject to the 80 percent limitation. NOLs generated in 2018 of $5.0 million will be carried forward indefinitely and are subject to the annual 80 percent limitation. The Company also has a valuation allowance of $2.3 million recorded against its net deferred tax assets as of December 31, 2018.

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

As of December 31, 2018 and 2017, our evaluation revealed no uncertain tax positions that would have a material impact on the financial statements. The 2015 through 2017 tax years remain subject to examination by the IRS, as of December 31, 2018. Our management does not believe that any reasonably possible changes will occur within the next twelve months that will have a material impact on the financial statements.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Act”) was enacted, which changes U.S. tax law and includes various provisions that impact our Company. The 2017 Act effects our Company by: changing U.S. tax rates; increasing the Company’s ability to use accumulated net operating losses generated after December 31, 2017; and limiting the Company’s ability to deduct interest.

Equity-Based Compensation

The Company recognizes equity-based compensation based on the grant-date fair value of the award on a straight-line basis over the requisite service period, net of estimated forfeitures. Total equity-based compensation expense included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2018 and 2017 was $464,509 and $408,465, respectively.

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires the use of subjective assumptions, including the fair value and projected volatility of the underlying common stock and the expected term of the award.

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions during the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
	2018	2017
Risk-free interest rate	3.03%	1.00% - 2.17%
Expected term	5 years	0.3 – 6.1 years
Volatility	88.5%	70.0%
Dividend yield	0%	0%
Estimated annual forfeiture rate at time of grant	0%	0% - 30%

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value as of December 31, 2018 and 2017 because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value as of December 31, 2018, given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

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

The Company’s goodwill and other intangible assets are measured at fair value on a non-recurring basis using Level 2 and Level 3 inputs.

The Company has concluded that its Series A Preferred Stock is a Level 3 financial instrument and that the fair value approximates the carrying value, which includes the accretion of the discounted interest component through December 31, 2018. There were no changes in levels during the years ended December 31, 2018 and 2017.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. Concentrations of credit risk with respect to accounts receivable are minimal due to the collection history and due to the nature of the Company’s client base. The Company limits its credit risk with respect to cash by maintaining cash balances with high-quality financial institutions. At times, the Company’s cash may exceed U.S. Federally insured limits, and as of December 31, 2018 and 2017, the Company had $2,176,907 and $1,707,212, respectively, of cash and cash equivalents on deposit that exceeded the federally insured limit.

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

On August 28, 2017, the Company effected a 1.9339-to-1 stock exchange related to its acquisition of Brekford. The per share amounts have been updated to show the effect of the exchange on earnings per share as if the exchange occurred at the beginning of 2017. The impact of the stock exchange is also shown on the Company’s Statement of Changes in Stockholders’ Equity.

Segment Reporting

The Financial Accounting Standards Board (“FASB”) ASC Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. Based on its analysis of current operations, management has determined that the Company has only one operating segment, which is Novume. Management will continue to reevaluate its segment reporting as the Company grows and matures. However, the chief operating decision-makers currently use combined results to make operating and strategic decisions, and, therefore, the Company believes its entire operation is currently covered under a single reportable segment for the years ended December 31, 2018 and 2017. Beginning with the first quarter of 2019, the Company anticipates changing its operating and reportable segments from one segment to two segments. The two segments are expected to reflect the Company’s focus on both technology products and services and professional services.

New Accounting Pronouncements

Recently Issued Accounting Pronouncements

Not Yet Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company is currently evaluating the effect that ASU 2018-13 will have on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-01”). This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. ASU 2018-07 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted but no earlier than an entity’s adoption date of Topic 606. The Company will adopt the provisions of this ASU in the first quarter of 2019. Adoption of the new standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-12, Derivatives and Hedging (Topic 815), which provides guidance related to accounting for hedging activities. This guidance expands strategies that qualify for hedge accounting, changes how many hedging relationships are presented in the financial statements, and simplifies the application of hedge accounting in certain situations. The standard will be effective for us beginning July 1, 2019, with early adoption permitted for any interim or annual period before the effective date. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is currently evaluating the impact of this standard on its consolidated financial statements, including accounting policies, processes, and systems.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the update requires only a single-step quantitative test to identify and measure impairment based on the excess of a reporting unit's carrying amount over its fair value. A qualitative assessment may still be completed first for an entity to determine if a quantitative impairment test is necessary. The update is effective for fiscal year 2021 and is to be adopted on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will test goodwill for impairment within one year of the acquisition or annually as of October 1, and whenever indicators of impairment exist. The Company is currently evaluating the effect that this update will have on its financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-13 on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. The Company is finalizing its adoption of the new standard effective January 1, 2019 and will be adopting the standard using the optional transition method by recognizing a cumulative-effect adjustment to the balance sheet at January 1, 2019 and not revising prior period presented amounts. The processes that are in final refinement related to the Company’s full implementation of the standard include: finalizing the Company’s estimates related to the applicable incremental borrowing rate at January 1, 2019; and process enhancements for refining the Company’s financial reporting procedures to develop the additional required qualitative and quantitative disclosures required beginning in 2019. The Company has elected the following practical expedients: it has not reassessed whether any expired or existing contracts are or contain leases; it has not reassessed lease classification for any expired or existing leases; it has not reassessed initial direct costs for any existing leases; and it has not separated lease and nonlease components.

The standard will have a material impact on the Company’s consolidated balance sheets, but will not have a material impact on its consolidated statements of operations. The most significant impact will be the recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases.

Adoption of the standard will result in the recognition of additional ROU assets and lease liabilities for operating leases ranging between $0.8 million to $1.2 million as of January 1, 2019.

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

On January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers, using the modified retrospective method. Novume has aggregated and reviewed its contracts that are within the scope of Topic 606. Based on its evaluation, Novume does not anticipate the adoption of Topic 606 will have a material impact on its balance sheet or related consolidated statements of operations, equity or cash flows. The impact of adopting Topic 606 to the Company relates to: (1) a change to franchisee agreements recorded prior to 2017; and (2) the timing of certain contractual agreements which the Company deemed as immaterial. Revenue recognition related to the Company’s other revenue streams remained substantially unchanged following the adoption of Topic 606 and therefore did not have a material impact on its revenues. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The following tables summarize the impact of adopting ASC 606 on the Company’s consolidated financial statements as of and for the year ended December 31, 2018:

	As of December 31, 2018
	As Reported	Adjustments	Balance Without Adoption of 606
Consolidated Balance Sheet
Liabilities
Deferred revenue	$207,059	$(10,999)	$196,060
Equity
Accumulated deficit	$(12,063,791)	$10,999	$(12,052,792)

	For the Year Ended December 31, 2018
	As Reported	Adjustments	Balance Without Adoption of 606
Consolidated Statement of Operations
Revenue	$48,562,441	$(56,001)	$48,506,440

Net loss	$(5,703,499)	$(56,001)	$(5,759,500)
Net loss per share:
Basic	$(0.44)	$-	$(0.44)
Diluted	$(0.44)	$-	$(0.44)

The adoption of ASC 606 did not affect the Company's reported total amounts of cash flows from operating, investing or financing activities in its consolidated statements of cash flows.

Practical Expedients Election ‒ Costs to Obtain and Fulfill a Contract ‒ The Company’s incremental costs of obtaining a contract consist of sales commissions. As part of the Company's adoption of ASC 606, the Company elected to use the practical expedient to expense costs to obtain a contract as incurred when the amortization period would have been one year or less. As of December 31, 2018, costs incurred to fulfill contracts in excess of one year have been immaterial to date.

Revenue Recognition ‒ The Company generates substantially all revenues from providing professional services to clients. A single contract could include one or multiple performance obligations. For those contracts that have multiple performance obligations, the Company allocates the total transaction price to each performance obligation based on its relative standalone selling price, which is determined based on our overall pricing objectives, taking into consideration market conditions and other factors.

Revenue is recognized when control of the goods and services provided are transferred to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods and services using the following steps:

●
Identification of the contract, or contracts, with a customer
●
Identification of the performance obligations in the contract
●
Determination of the transaction price
●
Allocation of the transaction price to the performance obligations in the contract
●
Recognition of revenue when, or as, performance obligations are satisfied

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

Disaggregated Revenue ‒ The Company disaggregates revenue from contracts with customers by contract type, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by contract type is as follows:

	For the Years Ended December 31,
	2018	2017
Revenues
Time & materials	$42,559,925	$19,553,770
Fixed price	5,905,181	2,225,179
Franchising	97,335	356,869
Total revenue	$48,562,441	$22,135,818

Performance Obligations ‒ Performance obligations for three different types of services are discussed below:

●
Time and Material Services ‒ Revenues for time and material contracts are recognized as a single promise to provide hourly support or staff augmentation. Revenue is based on the number of hours worked by the employees or consultants at an agreed-upon rate per hour set forth in standard rate sheets or as written from time to time in contracts or purchase orders.

●
Firm-Fixed-Price Services ‒ Revenues related to firm-fixed-price contracts are primarily a single promise to provide a specific service, such as a site assessment or report. Revenues related to firm-fixed-price contracts are recognized in two ways, either as services are provided for longer term contracts or upon completion of the project for short-term contracts.

●
Franchising Services ‒ Revenue from the sale of individual franchises represents a single promise to provide a distinctive system that offers critical decision support, planning and consulting to individuals, corporate entities and government agencies. As no additional services are provided under the franchising sale, revenue is recognized when the contract is signed and collectability is assured, unless the franchisee is required to perform certain training before operations commence. Royalty and advertising and promotion services are provided over the term of the franchise and therefore revenue from these services are recognized over time based on the monthly fee per the contract terms.

Accounts Receivable, Net ‒ Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $1,124,705 and $1,259,089 are included in this balance at December 31, 2018 and 2017, respectively. The payment of consideration related to these unbilled receivables is subject only to the passage of time.

The Company reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Estimates are used to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to its estimated net realizable value. The estimates are based on an analysis of past due receivables, historical bad debt trends, current economic conditions, and customer specific information. After the Company has exhausted all collection efforts, the outstanding receivable balance relating to services provided is written off against the allowance. Additions to the provision for bad debt are charged to expense.

The Company determined that an allowance for loss of $24,405 and $24,000 was required at December 31, 2018 and 2017, respectively.

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

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides guidance to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business. The Company adopted ASU 2017-01 as of January 1, 2017.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. The update is effective for fiscal year 2019. The update is to be adopted prospectively to an award modified on or after the adoption date. Early adoption is permitted. The Company adopted this ASU in 2018 and the impact of the adoption was not material to its consolidated financial statements and related disclosures.

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

The Company has completed its analysis of the purchase price allocation. The Company recorded $386,001 of customer relationships as intangibles. The table below shows the final breakdown related to the Secure Education acquisition:

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

The Company has completed its analysis of the purchase price allocation which was the same as the preliminary allocation. The Company recorded $386,004 of customer relationships as intangibles. The table below shows the final breakdown related to the BC Management acquisition:

Cash paid	$100,000
Common stock issued	163,332
Warrants issued, at $5.44	65,988
Warrants issued, at $6.53	57,484
Total consideration	386,804
Less intangible and intellectual property	(386,804)
Net goodwill recorded	$-

Global Acquisition

On October 1, 2017, Novume completed its acquisition of Global by purchasing GTS and GCP. Consideration paid as part of the Global acquisition included: (a) $750,000 in cash, (b) 375,000 shares of Novume common stock valued at $566,288 and (c) 240,861 shares of Novume Series B Cumulative Convertible Preferred Stock (the “Novume Series B Preferred Stock”) valued at $2,408,610. In addition to the merger consideration, Novume paid $365,037 to satisfy in full all of the outstanding debt of GTS and GCP at closing, except for certain intercompany debt and ordinary course debt, and amounts due under (a) the Secured Account Purchase Agreement dated August 22, 2012 by and between GTS and (“WFB”) (the “GTS Wells Fargo Credit Facility”) and (b) the Secured Account Purchase Agreement dated August 22, 2012 by and between GCP and WFB (the “GCP Wells Fargo Credit Facility” and together with the GTS Wells Fargo Credit Facility, the “Wells Fargo Credit Facilities”), which have remained in effect following the consummation of the Global Acquisition. In connection with the Wells Fargo Credit Facilities, Novume delivered general continuing guaranties, dated September 29, 2017 to WFB, guaranteeing the Guaranteed Obligations of GTS and GCP (as defined in the Wells Fargo Guaranty Agreements) under the Wells Fargo Credit Facilities, and paid $175,000 in the aggregate to reduce the current borrowed amounts under the Wells Fargo Credit Facilities as of October 1, 2017. Additionally, Novume assumed $2,462,276 of Global’s liabilities.

As part of the Global acquisition, the Company issued 240,861 shares of $0.0001 par value Novume Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”). All Series B Preferred Stock was issued at a price of $10.00 per share as part of the acquisition of Global. The Series B Preferred Stock is entitled to quarterly cash dividends of 1.12% (4.48% per annum) per share. The Series B Preferred Stock has a conversion price of $5.00 per share. Each Series B Preferred Stock has an automatic conversion feature based on the share price of Novume (see Note 9). The Company measured the holdback consideration in April 2018 and determined that the contingent liability should be decreased by $94,657. In accordance with ASC 805-10-25, a contingent consideration classified as an asset or liability shall be recognized in earnings, and $94,657 was recognized as other income for the year ended December 31, 2018. As of December 31, 2017, the Company had $200,000 of holdback consideration included in accrued expenses. For the year ended December 31, 2018, the Company paid $105,343 of the holdback consideration.

The Company completed its analysis of the purchase price allocation in 2017. The table below shows the final breakdown related to the Global acquisition:

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

Brekford Acquisition

On August 28, 2017, the mergers by and among Novume, KeyStone, Brekford, Brekford Merger Sub, Inc., and KeyStone Merger Sub, LLC, were consummated (the “Brekford Merger”). As a result, Brekford became a wholly-owned subsidiary of Novume, and Brekford Merger Sub ceased to exist. KeyStone Merger Sub, LLC also became a wholly-owned subsidiary of Novume, and KeyStone Solutions, Inc. ceased to exist. When KeyStone Merger Sub, Inc. filed its certificate of merger with the Secretary of State of Delaware, it immediately effectuated a name-change to KeyStone Solutions, LLC, the name by which it is now known.

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

The Company completed its analysis of the purchase price allocation in 2017. The table below shows the final breakdown related to the Brekford acquisition:

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

Firestorm Acquisition

On January 25, 2017, the Company acquired each of the Firestorm Entities for the following consideration: $500,000 in cash; $1,000,000 in the aggregate in the form of four unsecured, subordinated promissory notes with interest (of which interest on $500,000 of the notes is payable at an interest rate of 7% and interest on $500,000 of the notes is payable at an interest rate of 2%) payable over, and principal due after, five years (of which $907,407 was recorded to notes payable to reflect the net fair value of the notes issued due to the difference in interest rates); 488,094 (946,875 post Brekford Merger) shares of Novume common stock; warrants to purchase 162,699 (315,627 post Brekford Merger) shares of Novume common stock, exercisable over a period of five years, at an exercise price of $2.58 per share; and warrants to purchase 162,699 (315,627 post Brekford Merger) shares of Novume common stock, exercisable over a period of five years, at an exercise price of $3.61 per share.

The Company completed its analysis of the purchase price allocation in 2017. The table below shows the final breakdown related to the Firestorm acquisition:

Cash paid	$500,000
Notes payable issued	907,407
Common stock issued	976,286
Warrants issued, at $2.58	125,411
Warrants issued, at $3.61	102,289
Total consideration	2,611,393
Less cash received	(82,296)
Less other assets	(137,457)
Less intangible and intellectual property	(2,497,686)
Plus liabilities assumed	106,046
Net goodwill recorded	$-

The determination of the fair value of the assets acquired and liabilities assumed includes approximately $2.5 million of intangible and intellectual property. In connection with the acquisition, Novume also entered into employment agreements with Harry Rhulen, James Satterfield and Suzanne Loughlin (the “Firestorm Principals”). On December 28, 2018, the Firestorm Principals resigned and their employment agreements were terminated effective with their resignations. Any Firestorm Principals’ unvested options expired concurrently with their termination. The Firestorm Principals had 90 days from the date of their termination to exercise any vested options and they did not do so.

Operations of Combined Entities

The following 2017 unaudited pro-forma combined financial information gives effect to the acquisition of Firestorm, the merger with Brekford and the acquisition of Global as if they were consummated January 1, 2017. This 2017 unaudited pro-forma financial information is presented for information purposes only and is not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2017 (the beginning of the earliest period presented) or to project potential operating results as of any future date or for any future periods.

	For the Years Ended December 31,
	2018	2017
Revenues	$48,562,441	$42,828,709
Net loss	$(5,703,499)	$(6,183,910)
Basic earnings (loss) per share	$(0.44)	$(0.52)
Diluted earnings (loss) per share	$(0.44)	$(0.52)

Basic Number of Shares	15,409,014	13,592,532
Diluted Number of Shares	15,409,014	13,592,532

NOTE 4 – INVESTMENT AT COST AND NOTES RECEIVABLE

On February 6, 2017, prior to the Brekford Merger, Brekford entered into a Contribution and Unit Purchase Agreement (the “CUP Agreement”) with LB&B Associates Inc. (“LB&B”) and Global Public Safety, LLC (“Global Public Safety”).

The closing for the transaction set forth in the CUP Agreement occurred on February 28, 2017 (the “GPS Closing”) and on such date the Company contributed substantially all of the assets and certain liabilities related to its vehicle services business to Global Public Safety. On the GPS Closing, the Company sold units representing 80.1% of the units of Global Public Safety to LB&B for $6,048,394, after certain purchase price adjustments of prepaid expenses and unbilled customer deposits. $4,048,394 was paid in cash, including a $250,000 deposit that was paid on February 6, 2017, and $2,000,000 was paid by LB&B issuing the Company a promissory note receivable (the “GPS Promissory Note”). After the GPS Closing, the Company continues to own 19.9% of the units of Global Public Safety after the transaction. The Company is accounting for this as an investment at cost. The Company recorded an impairment of $262,140 related to the investment in Global Public Safety for the year end December 31, 2018.

The GPS Promissory Note is subordinated to the LB&B’s senior lender and accrues interest at a rate of 3% per annum. The maturity date of the GPS Promissory Note was March 31, 2022. The GPS Promissory Note was to be repaid as follows: (a) $75,000 plus all accrued interest on each of September 30, 2017; December 31, 2017; March 31, 2018, June 30, 2018 and September 30, 2018 (or, in the event any such date is not a business day, the first business day after such date), (b) $100,000 plus all accrued interest on each of December 31, 2018; March 31, 2019; June 30, 2019 and September 30, 2019 (or, in the event any such date is not a business day, the first business day after such date) (c) $125,000 plus all accrued interest on each of December 31, 2019; March 31, 2020; June 30, 2020; September 30, 2020, December 31, 2020; March 31, 2021, June 31, 2021; September 30, 2021; and December 31, 2021 (or, in the event any such date is not a business day, the first business day after such date), and (d) $100,000 on March 31, 2022. The GPS Promissory Note was secured pursuant to the terms of a Pledge Agreement (the “LB&B Pledge Agreement”) between the Company and LB&B. Pursuant to the LB&B Pledge Agreement LB&B, granted the Company a continuing second-priority lien and security interest in the LB&B’s units of Global Public Safety, subject to liens of the LB&B’s senior lender. As of December 31, 2017, the Company reclassified the note receivable balance to a current asset and wrote down $450,000 based on the decision to sell the note receivable to an unrelated third-party. The sale was consummated in February 2018. The current portion of notes receivable was $0 and $1,475,000 as of December 31, 2018 and 2017, respectively. In connection with the sale, the Company indemnified the unrelated third-party buyer for any amount of principal and interest not paid by LB&B.

NOTE 5 – IDENTIFIABLE INTANGIBLE ASSETS

The following provides a breakdown of identifiable intangible assets as of December 31, 2018:

	Customer Relationships	Marketing Related	Technology Based	Total
Identifiable intangible assets, gross	$5,588,677	$730,000	$83,412	$6,402,089
Accumulated amortization	(1,332,868)	(234,718)	-	(1,567,586)
Identifiable intangible assets, net	$4,255,809	$495,282	$83,412	$4,834,503

In connection with the acquisition of Firestorm, Global, Brekford, BC Management and Secure Education, the Company identified intangible assets of $2,497,686, $2,574,000, $558,412, $386,804 and $386,801 respectively, representing trade names, customer relationships and technology. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 7.8 years and amortization expense amounted to $1,021,176 and $456,410 for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, the estimated annual amortization expense for each of the next five fiscal years and thereafter is as follows:

2019	$1,048,980
2020	1,048,980
2021	996,778
2022	238,155
2023	154,596
Thereafter	1,347,014
Total	$4,834,503

NOTE 6 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2018 and 2017 was as follows:

	For the Years Ended December 31,
	2018	2017
Cash paid for interest	$478,693	$213,455
Cash paid for taxes	$13,607	$-

Issuance of common stock for the extinguishment of warrants	$133,755	$-
Common stock issued in connection with note payable	$126,001	$-
Warrants issued in connection with issuance of Series A Preferred Stock	$-	$67,491
Notes payable for equipment purchase	$31,824	$-

Business Combinations:
Current assets	$-	$5,263,445
Property and equipment	$-	$382,159
Intangible assets	$386,001	$6,015,285
Goodwill	$-	$3,092,616
Other non-current assets	$-	$271,381
Note receivable, long-term	$-	$1,700,000
Assumed liabilities	$-	$(5,069,709)
Deferred revenue	$-	$(22,493)
Other non-current liabilities	$-	$(16,584)
Issuance of common stock	$(163,332)	$(7,784,560)
Issuance of Series B preferred stock	$-	$(2,408,610)
Notes payable	$-	$(1,117,253)
Issuance of common stock warrants	$(123,472)	$(123,473)

On April 7, 2017, Novume paid cash dividends of $75,694 to shareholders of record of Series A Preferred Stock as of March 30, 2017. On July 8, 2017, October 7, 2017, January 5, 2018, April 6, 2018 and July 9, 2018, the Company paid cash dividends of $87,907 to shareholders of record of Series A Preferred Stock as of the end of the previous month. On September 30, 2018, December 31, 2018 and March 31, 2019, the Company accrued dividends of $87,907 to Series A Preferred Stock shareholders of record. Accrued dividends payable to Series A Preferred Stock shareholders were $175,814 and $87,907 as of December 31, 2018 and 2017, respectively.

On January 5, 2018, April 6, 2018 and July 9, 2018, the Company paid cash dividends of $27,001 to shareholders of record of Series B Preferred Stock as of the end of the previous month. On September 30, 2018, December 31, 2018 and March 31, 2019, the Company accrued dividends of $27,001 to Series B Preferred Stock shareholders of record. Accrued dividends payable to Series B Preferred Stock shareholders were $54,002 and $27,001 as of December 31, 2018 and 2017, respectively.

NOTE 7 – DEBT

Line of Credit

Global has revolving lines of credit with WFB under the Wells Fargo Credit Facilities. WFB agreed to advance to Global, 90% of all eligible accounts with a maximum facility amount of $5,000,000. Interest is payable under the Wells Fargo Credit Facilities at a monthly rate equal to the Three-Month LIBOR in effect from time to time plus 3% plus the Margin. The Margin is 3%. Payment of the revolving lines of credit is secured by the accounts receivable of Global. The terms of the Wells Fargo Credit Facilities ran through December 31, 2018, with automatic renewal terms of 12 months. The current term of the Wells Fargo Credit Facilities run through December 31, 2019. WFB or Global may terminate the Wells Fargo Credit Facilities upon at least 60 days’ written notice prior to the last day of the current term. The principal balance at December 31, 2018 and December 31, 2017 was $1,094,766 and $2,057,259, respectively. As part of the lines of credit agreements, Global must maintain certain financial covenants. Global met all financial covenant requirements for the year ended December 31, 2018.

On November 12, 2017, AOC Key Solutions entered into an Account Purchase Agreement and related agreements (the “AOC Wells Agreement”) with WFB. Pursuant to the AOC Wells Agreement, AOC Key Solutions agreed to sell and assign to WFB all of its Accounts (as such term is defined in Article 9 of the Uniform Commercial Code), constituting accounts arising out of sales of Goods (as such term is defined in Article 9 of the Uniform Commercial Code) or rendition of services that WFB deems to be eligible for borrowing under the AOC Wells Agreement. WFB agreed to advance to AOC Key Solutions, 90% of all eligible accounts with a maximum facility amount of $3,000,000. Interest is payable under the AOC Wells Agreement at a monthly rate equal to the Daily One Month LIBOR in effect from time to time plus 5%. The AOC Wells Agreement also provides for a deficit interest rate equal to the then applicable interest rate plus 50% and a default interest rate equal to the then applicable interest rate or deficit interest rate, plus 50%. The initial term of the AOC Wells Agreement runs through December 31, 2018 (the “Initial Term”), with automatic renewal terms of 12 months (the “Renewal Term”), commencing on the first day after the last day of the Initial Term. AOC Key Solutions may terminate the AOC Wells Agreement upon at least 60 days’ prior written notice, but no more than 120 days’ written notice, prior to and effective as of the last day of the Initial Term or the Renewal Term, as the case may be. WFB may terminate the AOC Wells Agreement at any time and for any reason upon 30 days’ written notice or without notice upon the occurrence of an Event of Default (as such term is defined in the Agreement) after the expiration of any grace or cure period. The principal balance at December 31, 2018 and December 31, 2017 was $566,447 and $1,606,327, respectively. As part of the line of credit agreement, AOC Key Solutions must maintain certain financial covenants. AOC Key Solutions met all financial covenant requirements for the year ended December 31, 2018.

Long-Term Debt

On March 16, 2016, Novume entered into a Subordinated Note and Warrant Purchase Agreement (the “Avon Road Note Purchase Agreement”) pursuant to which Novume agreed to issue up to $1,000,000 in subordinated debt (the "Avon Road Note") and warrants to purchase up to 242,493 shares of Novume’s common stock (“Avon Road Subordinated Note Warrants”). The exercise price for the Avon Road Subordinated Note Warrants is equal to $1.031 per share of common stock. Subordinated notes with a face amount of $500,000 and Avon Road Subordinated Note Warrants to purchase 121,247 shares of Novume’s common stock have been issued pursuant to the Avon Road Note Purchase Agreement to Avon Road Partners, L.P. (“Avon Road”), an affiliate of Robert Berman, Novume’s CEO and a member of Novume’s Board of Directors. The Avon Road Subordinated Note Warrants had an expiration date of March 16, 2019 and qualified for equity accounting as the warrants did not fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity. The debt discount is being amortized as interest expense on a straight-line basis, which approximates the effective interest method, through the maturity date of the note payable. The effective interest rate of the Avon Road Note Purchase Agreement is 12.9%.

The Avon Road Note accrues simple interest on the unpaid principal of the note at a rate equal to the lower of (a) 9% per annum, or (b) the highest rate permitted by applicable law. Interest is payable monthly, and the note was to mature on March 16, 2019. On October 23, 2018, the maturity date of this note was extended to March 16, 2020. On March 12, 2019, the $500,000 balance due on the Avon Road Note was retired in its entirety (see Note 17).

On January 25, 2017, pursuant to the terms of the Novume acquisition of the membership interests in the Firestorm Entities, the Company issued $1,000,000 in the aggregate in the form of four unsecured, subordinated promissory notes issued by Novume with interest payable over five years after the Firestorm Closing Date, to Lancer Financial Group, Inc. (“Lancer”) and the Firestorm Principals. The principal amount of the note payable to Lancer is $500,000. The principal amount of the note payable to Mr. Rhulen is $166,666.66. The principal amount of the notes payable to each of Mr. Satterfield and Ms. Loughlin is $166,666.67. The Firestorm Principal notes are payable at an interest rate of 2% and the Lancer note is payable at an interest rate of 7%. The notes mature on January 25, 2022. The balance of these notes payable was $938,272 and $924,383, net of unamortized interest, as of December 31, 2018 and 2017, respectively, to reflect the amortized fair value of the notes issued due to the difference in interest rates of $61,728 and $75,617, respectively.

On April 3, 2018, Novume and Brekford entered into a transaction pursuant to which an institutional investor (the “Lender”) loaned $2,000,000 to Novume and Brekford (the “2018 Promissory Note”). The loan was originally due and payable on May 1, 2019 and bears interest at 15% per annum, with a minimum of 15% interest payable if the loan is repaid prior to May 1, 2019. On October 24, 2018, Novume and Brekford entered into a note amendment with the Lender by which the maturity date of the note was extended to May 1, 2020 (the “2018 Promissory Note Amendment”). The 2018 Promissory Note Amendment further provides for payment of interest through May 1, 2019, if the principal is repaid before May 1, 2019, and for the payment of interest through May 1, 2020, if the principal is repaid after May 1, 2019 and before May 1, 2020. The loan is secured by a security interest in all of the assets of Brekford. In addition, Novume issued 35,000 shares of common stock to the Lender, which shares contain piggy-back registration rights. If the shares are not so registered on the next selling shareholder registration statement, Novume shall be obligated to issue an additional 15,000 shares to the Lender. Upon any sale of Brekford or its assets, the Lender will be entitled to receive 7% of any proceeds received by Novume or Brekford in excess of $5 million (the “Lender’s Participation”). In addition, commencing January 1, 2020, the Lender shall be paid 7% of Brekford’s earnings before interest, taxes, depreciation and amortization, less any capital expenditures, which amount would be credited for any payments that might ultimately be paid to the Lender as its Lender’s Participation, if any. At April 3, 2018, the fair value of shares issued was $126,000. At October 24, 2018, an additional $62,500 fee was paid as consideration for extending the maturity date to May 1, 2020 (as described above) and designated as financing costs related to the 2018 Promissory Note Amendment. Amortized financing cost for the year ended December 31, 2018 was determined to be $96,378 and is included in interest expense. The 2018 Promissory Note has an effective interest rate of 19.5%. On March 12, 2019, the $2,000,000 balance due on the 2018 Promissory Note was retired in its entirety (see Note 17).

The principal amounts due for long-term notes payable described above and a minor equipment note payable are shown below as of December 31, 2018:

	Short-term	Long-term	Total
2019	$2,563,245	$-	$2,563,245
2020	-	4,665	4,665
2021	-	4,959	4,959
2022	-	1,005,273	1,005,273
2023	-	11,564	11,564
Thereafter	-	-	-
Total	2,563,245	1,026,461	3,589,706

Less unamortized interest	-	(61,728)	(61,728)
Less unamortized financing costs	(94,034)	-	(94,034)
	2,469,211	964,733	3,433,944
Current portion of long-term debt	(2,469,211)	-	(2,469,211)
Long-term debt	$-	$964,733	$964,733

NOTE 8 – INCOME TAXES

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

The expense (benefit) benefit from income taxes for the years ended December 31, 2018 and 2017 consists of the following:

	For the Years Ended December 31,
	2018	2017
Current:
State	$29,250	$23,919
Deferred:
Federal	$82,893	$(311,211)
State	(82,893)	(7,374)
Expense (benefit) from income taxes	$29,250	$(294,666)

The components of deferred income tax assets and liabilities are as follows at December 31, 2018 and 2017:

	For the Years Ended December 31,
	2018	2017
Deferred tax assets:
Fixed assets	$-	$14,604
Amortizable start-up costs	34,439	-
Accrual and others	240,646	507,052
Interest expense carryforward	147,260
Net operating loss carryforward	2,517,900	1,513,921
Valuation allowance	(2,308,460)	(1,342,108)
	631,785	693,469

Deferred tax liabilities:
Goodwill and Intangibles	(551,301)	(693,469)
Fixed assets	(80,484)	-
Total deferred tax assets, net	$-	$-

The difference between the income tax provision computed at the U.S. Federal statutory rate and the effective tax rate is as follows for the years ended December 31, 2018 and 2017:

	For the Years Ended December 31,
	2018	2017
U.S. statutory federal rate	21.0%	34.0%
(Decrease) increase in taxes resulting from:
State income tax rate, net of U.S. Federal benefit	2.9%	5.1%
Acquisition related costs	0.0%	-6.8%
Impact of changes in tax rates	-0.1%	-16.9%
True-ups	-5.7%	0.0%
Other	-1.6%	-4.0%
Valuation allowance	-17.0%	-5.8%
Effective tax rate	-0.5%	5.6%

The Company files income tax returns in the United States and in various state and foreign jurisdictions. No U.S. Federal, state or foreign income tax audits were in process as of December 31, 2018.

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

At December 31, 2018, Novume had gross net operating loss carryforwards of $9,733,277 and a valuation allowance of $2,308,460 recorded against its net deferred tax assets.

At December 31, 2017, Novume had gross net operating loss carryforwards of $5,909,378 and a valuation allowance of $1,342,108 recorded against its net deferred tax assets.

For the years ended December 31, 2018 and 2017, Novume did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2015 through 2017 tax years remain subject to examination by the IRS.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $0.0001 par value. As of December 31, 2018 and December 31, 2017, the issued and outstanding common shares of Novume were 18,767,619 and 14,463,364, respectively.

On March 15, 2016, the stockholders of AOC Key Solutions formed KeyStone as a holding company with the same proportionate ownership percentage as AOC Key Solutions. Pursuant to the KeyStone Merger Agreement, the stockholders exchanged 100% of the outstanding common stock of AOC Key Solutions for 5,000,000 (9,699,720 post merger exchange) shares newly issued KeyStone common stock, representing 100% of the outstanding common stock. The formation of KeyStone provided for 25,000,000 authorized shares of KeyStone $0.0001 par value common stock. As of December 31, 2016, 5,000,000 (9,699,720 post merger exchange) shares of KeyStone common stock were issued and outstanding.

In January 2017, the Company issued 488,094 (946,875 post Brekford merger exchange) shares of KeyStone common stock as consideration as part of its acquisition of Firestorm.

Upon completion of the KeyStone and Brekford merger on August 28, 2017, the pre-merger stockholders of KeyStone owned approximately 80% of the issued and outstanding capital stock of the Company on a fully-diluted basis, and the pre-merger stockholders of Brekford owned approximately 20% of the issued and outstanding capital stock of Novume on a fully-diluted basis. As consideration, in accordance with the terms of the Brekford Merger Agreement, the Company issued 5,158,503 shares of Novume common stock to former KeyStone shareholders and 3,287,187 shares of Novume common stock to former Brekford shareholders.

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

In April 2018, the Company issued 35,000 shares of Novume common stock as additional consideration to the Lender in connection with the 2018 Promissory Note.

As part of its acquisition of Brekford on August 29, 2017, the Company assumed warrants to purchase 56,000 shares of Novume common stock (the “Brekford Warrants”) (see Note 10). Effective October 16, 2018, the Company entered into exchange agreements with holders of the Brekford Warrants pursuant to which the Company issued to the holders an aggregate of 96,924 shares of common stock in exchange for the return of the warrants to the Company for cancellation.

On November 1, 2018, the Company issued 4,125,000 shares of common stock through an underwritten public offering at a public offering price of $0.80 per share. Net proceeds to the Company was approximately $2.8 million. In addition, the Company granted underwriters a 45-day option to purchase up to 618,750 additional shares of common stock to cover over-allotment, if any. The underwriters did not exercise this option and the options were cancelled. As part of the consideration to the underwriters, the Company issued to the underwriters warrants to purchase an aggregate of 206,250 shares of common stock, exercisable over a period of five years, at an exercise price of $1.00 per share. The underwriter warrants have a value of approximately $0.2 million and are exercisable commencing April 27, 2019 and expire on October 29, 2023.

On December 13, 2018, the Company received a letter from the Nasdaq indicating that the Company is required to maintain a minimum bid price of $1 per share of its common stock. The Company's closing bid price of its common stock had been less than $1 for the previous 30 consecutive business days. As such, the Company was not compliant with the minimum bid price requirements under Nasdaq Listing Rule 5550(a)(2). The letter from Nasdaq provided the Company with a compliance period of 180 calendar days, or until June 11, 2019, to regain compliance with the minimum bid price requirement. If at any time during this 180-day compliance period the closing bid price of the Company’s common stock is at least $1 for a minimum of 10 consecutive business days, then Nasdaq will provide the Company with written confirmation of compliance and the matter will be closed.

In the event that the Company’s common stock were to be delisted from the Nasdaq, management expects that it would be traded on the OTCQB or OTCQX, which are unorganized, inter-dealer, over-the-counter markets which provides significantly less liquidity than the Nasdaq or other national securities exchanges. In the event that the Company’s common stock were to be delisted from the Nasdaq, it may have a material adverse effect on the trading and price.

For the year ended December 31, 2018, the Company issued 13,998 shares of Novume common stock related to the exercise of common stock options.

For the year ended December 31, 2018 and 2017, the Company issued 4,304,255 and 9,463,364 shares of Novume common stock, respectively.

On February 15, 2019, the Company entered into Amendment No. 1 to the OpenALPR Purchase Agreement (see Note 12), pursuant to which the Company agreed to issue 600,000 shares of Novume common stock as partial consideration for the acquisition of the assets of OpenALPR. On March 12, 2019, the Company issued 600,000 shares of Novume common stock pursuant to the acquisition of OpenALPR.

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

In November 2016, KeyStone commenced a Regulation A Offering (the “Reg A Offering”) of up to 3,000,000 Units. Each Unit (post merger exchange) consisted of one share of Series A Preferred Stock and one Unit Warrant to purchase 0.48 shares of Novume’s common stock at an exercise price of $1.03 per share. The holders of Series A Preferred Stock are entitled to quarterly dividends of 7.0% per annum per share.

The holders of Series A Preferred Stock have a put right to convert each share into common stock at an initial conversion price and a specified price which increases annually based on the passage of time beginning in November 2019. The holders of Series A Preferred Stock also have a put right after 60 months from the issuance date to redeem any or all of the Series A Preferred Stock at a redemption price of $15.00 per share plus any accrued but unpaid dividends. Novume has a call right after 36 months from the issuance date to redeem all of the Series A Preferred Stock at a redemption price which increases annually based on the passage of time beginning in November 2019. The Series A Preferred Stock contains an automatic conversion feature based on a qualified initial public offering in excess of $30,000,000 or a written agreement by at least two-thirds of the holders of Series A Preferred Stock at an initial conversion price and a specified price which increases annually based on the passage of time beginning in November 2016. Based on the terms of the Series A Preferred Stock, the Company concluded that the Series A Preferred Stock should be classified as temporary equity in the accompanying consolidated balance sheets as of December 31, 2018 and 2017.

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

Novume adjusts the value of the Series A Preferred Stock to redemption value at the end of each reporting period. The adjustment to the redemption value is recorded through additional paid in capital of $655,103 and $550,655 for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018 and 2017, 502,327 shares of Series A Preferred Stock were issued and outstanding.

The Series A Preferred Stock is entitled to quarterly cash dividends of $0.175 (7% per annum) per share. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter. On April 7, 2017, Novume paid cash dividends of $75,694 to shareholders of record of Series A Preferred Stock as of March 30, 2017. On July 8, 2017, October 7, 2017, January 5, 2018, April 6, 2018 and July 9, 2018, the Company paid cash dividends of $87,907 to shareholders of record of Series A Preferred Stock as of the end of the previous month. On September 30, 2018, December 31, 2018 and March 31, 2019, the Company accrued dividends of $87,907 to Series A Preferred Stock shareholders of record. Accrued dividends payable to Series A Preferred Stock shareholders were $175,814 and $87,907 as of December 31, 2018 and 2017, respectively.

The Unit Warrants expire on November 8, 2023. The Unit Warrants are required to be measured at fair value at the time of issuance and classified as equity. The Company determined that under the Black-Scholes option pricing model, the aggregate fair value at the dates of issuance was $169,125. As of December 31, 2018 and 2017, 502,327 Unit Warrants were outstanding.

Series B Cumulative Convertible Preferred Stock

Of the 2,000,000 authorized shares of preferred stock, 240,861 shares are designated as $0.0001 par value Novume Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). As part of the Global Merger, the Company issued 240,861 shares of $0.0001 par value Series B Preferred Stock. All Series B Preferred Stock was issued at a price of $10.00 per share as part of the acquisition of the Global Merger. The Series B Preferred Stock has a conversion price of $5.00 per share. Each Series B Preferred Stock has an automatic conversion feature based on the share price of Novume. The Series B Preferred Stock is entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter. On January 5, 2018, April 6, 2018 and July 9, 2018, the Company paid cash dividends of $27,001 to shareholders of record of Series B Preferred Stock as of the end of the previous month. On September 30, 2018, December 31, 2018 and March 31, 2019, the Company accrued dividends of $27,001 to Series B Preferred Stock shareholders of record. Accrued dividends payable to Series B Preferred Stock shareholders were $54,002 and $27,001 as of December 31, 2018 and 2017, respectively.

Warrants

The Company has a total of 1,473,163 and 1,256,247 warrants issued and outstanding as of December 31, 2018 and 2017, respectively. These warrants are exercisable and convertible for a total of 1,214,491 and 997,575 shares of Novume common stock as of December 31, 2018 and 2017, respectively.

The exercise price for the Brekford Warrant is $7.50 and they expire on March 31, 2020. Effective October 16, 2018, the Company entered into exchange agreements with holders of the Brekford Warrant pursuant to which the Company issued to the holders an aggregate of 96,924 shares of common stock in exchange for the return of the warrants to the Company for cancellation. As of December 31, 2018, no Brekford Warrants were outstanding. As of December 31, 2017, there were 56,000 Brekford Warrants outstanding (see Note 10).

As part of the Reg A Offering in fiscal year 2016 and 2017, Novume issued 502,327 Unit Warrants to the holders of Series A Preferred Stock. The exercise price for these Unit Warrants is $1.03 and they are convertible into a total of 243,655 shares of Novume common stock. The Unit Warrants expire on November 23, 2023. As of December 31, 2018 and 2017, there are 502,327 Unit Warrants outstanding.

On March 16, 2016, Novume entered into a Subordinated Note and Warrant Purchase Agreement (the “Avon Road Note Purchase Agreement”) pursuant to which Novume agreed to issue up to $1,000,000 in subordinated debt and warrants to purchase up to 242,493 shares of Novume’s common stock (“Avon Road Subordinated Note Warrants”). The exercise price for the Avon Road Subordinated Note Warrants is equal to $1.031 per share of common stock. Subordinated notes with a face amount of $500,000 and Avon Road Subordinated Note Warrants to purchase 121,247 shares of Novume’s common stock have been issued pursuant to the Avon Road Note Purchase Agreement to Avon Road, an affiliate of Robert Berman, Novume’s CEO and a member of Novume’s Board of Directors. These warrants were exercised on December 11, 2017 for proceeds of $125,006 and there are no Avon Road Subordinated Note Warrants outstanding as of December 31, 2018 and 2017. On March 12, 2019, the $500,000 principal balance due on the Avon Road Note was retired in its entirety (see Note 17).

Pursuant to its acquisition of Firestorm on January 24, 2017, Novume issued warrants to purchase 315,627 shares of Novume common stock, exercisable over a period of five years, at an exercise price of $2.5744 per share; and warrants to purchase 315,627 Novume Common Shares, exercisable over a period of five years, at an exercise price of $3.6083 per share. The expiration date of the Firestorm warrants is January 24, 2022. As of December 31, 2018 and 2017, there are 631,254 Firestorm warrants outstanding.

Pursuant to its acquisition of BC Management on December 31, 2017, Novume issued warrants to purchase 33,333 shares of Novume common stock, exercisable over a period of five years, at an exercise price of $5.44 per share; and warrants to purchase 33,333 Novume common stock, exercisable over a period of five years, at an exercise price of $6.53 per share. The expiration date of the BC Management warrants is December 31, 2022. As of December 31, 2018 and 2017, there are 66,666 BC Management warrants outstanding.

Pursuant to its acquisition of Secure Education on January 1, 2018, Novume issued warrants to purchase 33,333 shares of Novume common stock, exercisable over a period of five years, at an exercise price of $5.44 per share; and warrants to purchase 33,333 Novume common stock, exercisable over a period of five years, at an exercise price of $6.53 per share. The expiration date of the Secure Education warrants is January 1, 2023. As of December 31, 2018, there are 66,666 Secure Education warrants outstanding.

On November 1, 2018, in connection with the underwritten public offering, the Company issued to the underwriters warrants to purchase 206,250 shares of Novume common stock, exercisable over a period of five years, at an exercise price of $1.00 per share. The underwriter warrants have a value of approximately $0.2 million and are exercisable commencing April 27, 2019 and expire on October 29, 2023.

NOTE 10 – WARRANT DERIVATIVE LIABILITY

On March 17, 2015, Brekford issued a Warrant (“Brekford Warrant”), which permits the holder to purchase 56,000 shares of common stock with an exercise price of $7.50 per share and a life of five years.

The Brekford Warrant exercise price is subject to anti-dilution adjustments that allow for its reduction in the event the Company subsequently issues equity securities, including shares of common stock or any security convertible or exchangeable for shares of common stock, for no consideration or for consideration less than $7.50 a share. The Company accounted for the conversion option of the Brekford Warrant in accordance with ASC Topic 815. Accordingly, the conversion option is not considered to be solely indexed to the Company’s own stock and, as such, is recorded as a liability. The derivative liability associated with the Brekford Warrant has been measured at fair value at December 31, 2017 using the Black Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%; expected volatility of 70.0% - 81.6%; weighted average risk-free interest rate of 1.89%; expected life of 2.21-2.71 years; and estimated fair value of the common stock of $1.80-$4.90 per share.

Effective October 16, 2018, the Company entered into exchange agreements with holders of the Brekford Warrant pursuant to which the Company issued to the holders an aggregate of 96,924 shares of common stock in exchange for the return of the warrants to the Company for cancellation and extinguishment of the warrant liability.

At December 31, 2018 and 2017, the outstanding fair value of the derivative liability was $0 and $78,228, respectively.

NOTE 11 – COMMON STOCK OPTION AGREEMENT

On March 16, 2016, two stockholders of the Company entered into an option agreement with Avon Road (collectively, the “Avon Road Parties”). Under the terms of this agreement Avon Road paid the stockholders $10,000 each (a total of $20,000) for the right to purchase, on a simultaneous and pro-rata basis, up to 4,318,856 shares of Novume’s common stock owned by those two shareholders at $0.52 per share, which was determined to be the fair value. The option agreement had a two-year term which would have expired on March 16, 2018. On September 7, 2017, the Avon Road Parties entered into an amended and restated option agreement which extended the right to exercise the option up to and including March 21, 2019 (the “Amended and Restated Option Agreement”). Pursuant to the Amended and Restated Option Agreement, Avon Road exercised the option to purchase 4,318,856 shares of Novume’s common stock. As of December 31, 2018, Avon Road may be deemed to be the beneficial owner with shared voting and dispositive power of 4,440,104 shares of Novume common stock in the aggregate, or 23.7% of the class of securities. Mr. Robert A. Berman may be deemed to be the beneficial owner of 4,462,104 shares of Novume common stock in the aggregate, or 23.8% of the class of securities. As the general partner of Avon Road, Mr. Berman may be deemed to share with Avon Road (and not with any third-party) the power to vote or direct the vote of and to dispose or direct the disposition of the 4,440,104 shares of Novume common stock beneficially owned by Avon Road, or 23.7% of the class of securities. In addition, as of December 31, 2018, Mr. James McCarthy now holds directly 2,725,836 shares of Novume common and he may be deemed to be the beneficial owner with sole voting and dispositive power of 2,725,836 shares of Novume common stock, or 14.5% of the class of securities.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating Leases

During 2017 and 2018, AOC Key Solutions leased office space in Chantilly, Virginia under the terms of a ten-year lease expiring October 31, 2019. The lease contained one five-year renewal option. The lease terms included an annual increase in base rent and expenses of 2.75%, which have been amortized ratably over the lease term.

During this same period, AOC Key Solutions was the lessor in an agreement to sublease office space in Chantilly, Virginia with an initial term of two years, with eight one-year options for the subtenant to renew the lease through October 31, 2019. This sublease provided for annual increases in base rent and expenses of 2.90%. The initial term ended October 31, 2011 and the subtenant exercised the renewal options through 2014. On April 7, 2015, the sublease was amended to sublease more space to the subtenant and change the rental calculation. The sublease provided for an offset of $182,534 to rent expense for each of the years ended December 31, 2018 and 2017.

Effective December 31, 2018, AOC Key Solutions terminated the original lease agreement for the Chantilly, Virginia space, and on January 1, 2019, AOC Key Solutions entered into a new agreement as sublessor for a portion of the original space occupied in this location. This sublease includes annual increases in base rent and expenses of 2.75% and expires on June 30, 2024, with a right to renew subject to the sublessor renewing its lease.

AOC Key Solutions also leases office space in New Orleans, Louisiana under the terms of a three-year lease which expired on May 31, 2018, and lease payments are currently being made on a month-to-month basis.

Firestorm leases office space in Roswell, Georgia under the terms of a lease expiring on January 31, 2022 and in Grand Rapids, Michigan under a lease which expires April 30, 2019.

Brekford leases office space from Global Public Safety, LLC on a month-to-month basis. Brekford also leases space under an operating lease expiring on April 30, 2019.

Global leases office space in Fort Worth, Texas under the terms of a lease expiring on January 31, 2022.

Rent expense for the years ended December 31, 2018 and 2017 was $790,999 and $605,264, respectively, and is included in selling, general and administrative expenses. As of December 31, 2018, the future obligations over the primary terms of Novume’s long-term leases expiring through 2024 are as follows:

2019	$348,222
2020	337,437
2021	252,262
2022	193,898
2023	189,682
Thereafter	81,834
Total	$1,403,335

The Company is currently finalizing the impact of the FASB’s new lease standard, ASU 2016-02, on its Consolidated Financial Statements and related disclosures, as described in Note 2 to the Consolidated Financial Statements.

NeoSystems

The Company planned to acquire NeoSystems LLC (“NeoSystems”) through a forward merger under an agreement entered into on November 16, 2017. The consummation of the merger was subject to, among other things, the completion of the Qualifying Offering by February 28, 2018, the proceeds of which were expected to be used in connection with the contemplated acquisition of NeoSystems. On March 7, 2018, the Company received notice of termination of the Agreement and Plan of Merger (the “NeoSystems Merger Agreement”). The stated basis of termination by NeoSystems was due to the Company’s failure to complete a Qualifying Offering, as defined in the NeoSystems Merger Agreement, by February 28, 2018. The terms of the NeoSystems Merger Agreement provided that upon termination, the Company was required to pay certain fees and expenses of legal counsel, financial advisors, investment bankers and accountants, which shall not exceed in the aggregate $450,000 (the “Breakup Fee”). During 2018, the Company paid NeoSystems a Breakup Fee of $225,000 which was recorded as a selling, general and administrative expense.

OpenALPR Asset Purchase Agreement

On November 14, 2018, the Company entered into an Asset Purchase Agreement (the “OpenALPR Purchase Agreement”) by and among Novume, OpenALPR and Matthew Hill pursuant to which the Company will purchase all of the assets of OpenALPR and its subsidiaries, except for certain excluded assets, and assume certain liabilities as provided for in the OpenALPR Purchase Agreement (the “OpenALPR Acquisition”). As consideration for the OpenALPR Acquisition, Novume shall pay $15,000,000, subject to certain adjustments, provided that OpenALPR may elect to receive up to 1,000,000 shares of the Company’s common stock, par value, $0.0001 per share, in lieu of up to $5,000,000 in cash valued at a price per share of $5.

On February 15, 2019, the Company entered into Amendment No. 1 to the OpenALPR Purchase Agreement, pursuant to which the parties agreed to amend the Base Purchase Price to $7,000,000, subject to adjustment after closing, issue a promissory note in the amount of $5,000,000, and issue 600,000 shares of Novume common stock as consideration for the acquisition of OpenALPR’s assets.

On March 8, 2019, the Company entered into Amendment No. 2 to the OpenALPR Asset Purchase Agreement which eliminated the working capital adjustment set forth in the OpenALPR Asset Purchase Agreement, as amended, and replaced it with an adjustment for prepaid maintenance contracts.

On March 12, 2019, the Company completed the acquisition of all of the assets of OpenALPR, except for certain excluded assets, and assumed certain liabilities, through Brekford. Consideration paid as part of this acquisition was: (a) $7,000,000 in cash, subject to adjustment after closing; (b) 600,000 shares of Novume common stock, and (c) a promissory note in the principal amount of $5,000,000 pursuant to the 2019 Promissory Note, together with an accompanying warrant to purchase 625,000 shares of Novume common stock, exercisable over a period of five years at an exercise price of $0.74 per share, valued at $208,125 (see Note 17). As the OpenALPR acquisition has recently been completed, the Company is currently in the process of completing the purchase price allocation treating the OpenALPR acquisition as a business combination. The purchase price allocation for OpenALPR will be included in the Company’s consolidated financial statements in the first quarter of the year ending December 31, 2019. As of March 31, 2019, there are 625,000 OpenALPR warrants outstanding.

Hill Employment Agreement

Also, on November 14, 2018, concurrent with the execution of the OpenALPR Purchase Agreement, the Company entered into an employment agreement with Matthew Hill (the “Hill Employment Agreement”) which became effective as of March 12, 2019, the closing date of the OpenALPR Purchase Agreement, pursuant to which Mr. Hill began serving as the Company’s Chief Science Officer. The Hill Employment Agreement provides for a term of three years unless earlier terminated pursuant to the terms thereof which term renews for additional one-year terms until terminated upon ninety days advance notice. Mr. Hill will earn an annual base compensation of $165,000.

Either party may terminate the Hill Employment Agreement with or without cause with notice as contemplated by the Hill Employment Agreement, provided however, if Mr. Hill determines to terminate his employment, he shall provide the Company with at least six months prior written notice. The Hill Employment Agreement provides for the payment of severance under certain circumstances as outlined therein.

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

A summary of stock option activity under the Company’s 2017 Plan for the years ended December 31, 2018 and 2017 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding Balance at January 1, 2017	58,499	$1.68	9.29
Granted	1,638,331	2.21	9.29
Exercised	-	-	-
Forfeited	(1,455)	(1.55)	(9.07)
Expired	-	-	-
Outstanding Balance at December 31, 2017	1,695,375	$2.19	9.26	$4,590,714
Granted	48,499	0.73	9.85
Exercised	(13,998)	1.68	9.50
Forfeited	(450,633)	1.82	8.71
Expired	(51,686)	1.36	8.53
Outstanding Balance at December 31, 2018	1,227,557	$2.13	8.39	$-
Exercisable at December 31, 2018	823,472	$1.87	8.32	$-
Vested and expected to vest at December 31, 2018	1,107,236	$2.08	8.37	$-

Stock compensation expense for the year ended December 31, 2018 and 2017 was $464,509 and $408,465, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The weighted average grant date fair value of options granted for the years ended December 31, 2018 and 2017 was $0.73 and $2.21, respectively. The intrinsic value of the stock options granted during the years ended December 31, 2018 and 2017, was $0 and $4,399,570, respectively. The total fair value of shares that became vested after grant during the years ended December 31, 2018 and 2017 was $325,095 and $1,624,252, respectively.

As of December 31, 2018, there was $428,557 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan that will be recognized over a weighted average period of 1.75 years.

NOTE 14 – EMPLOYEE BENEFIT PLAN

AOC Key Solutions has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “Code”) (the “AOC 401(k) Plan”) which was amended on January 1, 2013, as required by the Code. Pursuant to the amended AOC 401(k) Plan, AOC Key Solutions will make nondiscretionary “safe harbor” matching contributions for all participants of 100% of the participant’s salary deferrals up to 3%, and 50% of deferrals up to the next 2%, of the participant’s compensation.

Brekford has a defined contribution savings plan under Section 401(k) of the Code (the “Brekford 401(k) Plan”). The Brekford 401(k) Plan is a defined contribution plan, which covers substantially all U.S.-based employees who have completed three months of service. The Brekford 401(k) Plan provides that Brekford will match 50% of the participant salary deferrals up to 3% of a participant’s compensation for all participants.

GCP also maintains a 401(k) plan (the “GCP 401(k) Plan”), which was amended September 15, 2014. However, GCP has not historically made matching contributions to the GCP 401(k) Plan.

The amount of contributions recorded by the Company under these plans during the years ended December 31, 2018 and 2017 were $158,893 and $144,932, respectively.

On January 1, 2019, Novume established the Novume Solutions, Inc. 401(k) Plan (the “Novume 401(k) Plan”), a Qualified Automatic Contribution Arrangement (QACA) safe harbor plan, and the AOC 401(k) Plan, the Brekford 401(k) Plan, and the GCP 401(k) Plan were amended and merged into the Novume 401(k) Plan. Employees that satisfied the eligibility requirements became participants in the Novume 401(k) Plan. Novume contributes an amount equal to the sum of 100% of a participant’s elective deferrals that do not exceed 1% of participant’s compensation, plus 50% of the participant’s elective deferrals that exceed 1% of the participants compensation, but do not exceed 6% of the participant’s compensation. Employee contributions are fully vested and matching contributions are subject to a two-year service vesting schedule.

NOTE 15 – INVENTORY

As of December 31, 2018 and December 31, 2017, inventory consisted entirely of parts of $72,702 and $155,716, respectively.

NOTE 16 – EARNINGS (LOSS) PER SHARE

The following table provides information relating to the calculation of earnings (loss) per common share:
	For the Years Ended December 31,
	2018	2017
Basic and diluted (loss) earnings per share
Net (loss) earnings from continuing operations	$(5,703,499)	$(5,041,134)
Less: preferred stock accretion	(655,103)	(550,655)
Less: preferred stock dividends	(459,632)	(362,131)
Net income (loss) attributable to shareholders	(6,818,234)	(5,953,920)
Weighted average common shares outstanding - basic	15,409,014	11,767,304
Basic (loss) earnings per share	$(0.44)	$(0.51)
Weighted average common shares outstanding - diluted	15,409,014	11,767,304
Diluted (loss) earnings per share	$(0.44)	$(0.51)
Common stock equivalents excluded due to anti-dilutive effect	3,898,257	2,362,877

As the Company had a net loss for the year ended December 31, 2018, the following 3,898,257 potentially dilutive securities were excluded from diluted loss per share as the Company had a net loss: 1,214,491 for outstanding warrants, 974,487 related to the Series A Preferred Stock, 481,722 related to the Series B Preferred Stock and 1,227,557 related to outstanding options.

For the year ended December 31, 2017, the following potentially 2,362,877 dilutive securities were excluded from diluted loss per share as the Company had a net loss: 968,766 for outstanding warrants, 932,070 related to the Series A Preferred Stock, 120,430 related to the Series B Preferred Stock and 341,611 related to outstanding options. In addition, 64,082 options were excluded from the diluted loss per share calculations as the exercise price of these shares exceeded the per share value of the common stock.

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

The following table provides a reconciliation of net (loss) to preferred shareholders and common stockholders for purposes of computing net (loss) per share for the years ended December 31, 2018 and 2017:
	For the Years Ended December 31,
	2018	2017
Numerator:
Net (loss) earnings from continuing operations	$(5,703,499)	$(5,041,134)
Less: preferred stock accretion	(655,103)	(550,655)
Less: preferred stock dividends	(459,632)	(362,131)
Net income (loss) attributable to shareholders	$(6,818,234)	$(5,953,920)
Denominator (basic):
Weighted average common shares outstanding	15,409,014	11,767,304
Participating securities - Series A preferred stock	974,487	932,070
Participating securities - Series B preferred stock	481,722	120,430
Weighted average shares outstanding	16,865,223	12,819,804

Loss per common share - basic under two-class method	$(0.40)	$(0.46)

Denominator (diluted):
Weighted average common shares outstanding	15,409,014	11,767,304
Participating securities - Series A preferred stock	974,487	932,070
Participating securities - Series B preferred stock	481,722	120,430
Weighted average shares outstanding	16,865,223	12,819,804

Loss per common share - basic under two-class method	$(0.40)	$(0.46)

NOTE 17 – SUBSEQUENT EVENTS

Leasing Agreements

On January 1, 2019, AOC Key Solutions entered into a new agreement as sublessor for a portion of the original space occupied in Chantilly, Virginia. This sublease includes annual increases in base rent and expenses of 2.75% and expires on June 30, 2024, with a right to renew subject to the sublessor renewing its lease.

On February 19, 2019, Secure Education entered into a lease assignment transferring its interest in and to the lease for its office space in Grand Rapids, Michigan, effective April 30, 2019.

Establishment of Novume 401(k) Plan

On January 1, 2019, Novume established the Novume Solutions, Inc. 401(k) Plan (the “Novume 401(k) Plan”), a Qualified Automatic Contribution Arrangement (QACA) safe harbor plan, and the AOC 401(k) Plan, the Brekford 401(k) Plan, and the GCP 401(k) Plan were amended and merged into the Novume 401(k) Plan (see Note 14). Employees that satisfied the eligibility requirements became participants in the Novume 401(k) Plan. Novume contributes an amount equal to the sum of 100% of a participant’s elective deferrals that do not exceed 1% of participant’s compensation, plus 50% of the participant’s elective deferrals that exceed 1% of the participants compensation, but do not exceed 6% of the participant’s compensation. Employee contributions are fully vested and matching contributions are subject to a two-year service vesting schedule.

Amendments to the OpenALPR Asset Purchase Agreement

On February 15, 2019, the Company entered into Amendment No. 1 to the OpenALPR Asset Purchase Agreement, pursuant to which the parties agreed to amend the Base Purchase Price to $7,000,000, subject to adjustment after closing, issue a promissory note in the amount of $5,000,000, and issue 600,000 shares of Novume common stock as consideration for the acquisition of OpenALPR’s assets.

On March 8, 2019, the Company entered into Amendment No. 2 to the OpenALPR Asset Purchase Agreement which eliminated the working capital adjustment set forth in the OpenALPR Asset Purchase Agreement, as amended, and replaced it with an adjustment for prepaid maintenance contracts.

Series A Preferred Stock and Unit Warrants Designated as OTCQB Securities

On February 15, 2019, the Company’s Series A Preferred Stock and Unit Warrants which had been designated as securities trading on the OTC Markets OTCQX exchange were transferred to being designated as trading on the OTC Markets OTCQB exchange.

Renaming of Brekford to Rekor Recognition Systems, Inc.

On February 28, 2019, the Company renamed Brekford to Rekor Recognition Systems, Inc. (see Note 1).

2019 Promissory Note

On March 12, 2019, Novume entered into a note purchase agreement pursuant to which investors (the “2019 Lenders”) loaned $20,000,000 to Novume (the “2019 Promissory Note”) and the Company issued to the 2019 Lenders warrants to purchase 2,500,000 shares of Novume common stock (the “March 2019 Warrants”). The loan is due and payable on March 11, 2021 and bears interest at 16% per annum, of which at least 10% per annum shall be paid in cash. The full remaining portion of all interest, if any, shall accrue and be paid-in-kind. The notes also require (a) a premium, if paid before the maturity date, (b) a $1,000,000 exit fee due at maturity, and (c) compliance with affirmative, negative and financial covenants. Transaction costs were approximately $403,250 for a work fee payable over 10 months, $290,000 in legal fees and a $200,000 closing fee. The loan is secured by a security interest in substantially all of the assets of Novume. The March 2019 Warrants are exercisable over a period of five years, at an exercise price of $0.74 per share, and are valued at $832,500. The warrants are exercisable commencing March 12, 2019 and expire on March 12, 2024. The 2019 Promissory Note has an effective interest rate of 24.87%.

Payoff of $500,000 Avon Road Note

On March 12, 2019, the $500,000 principal balance due on the Avon Road Note was retired in its entirety (see Note 9).

Payoff of $2,000,000 Promissory Note

On March 12, 2019, the $2,000,000 principal balance due on the 2018 Promissory Note was retired in its entirety and the Company paid to the Lender $1,050,000 of consideration for the Lender’s Participation and $50,000 of interest due through May 1, 2019 (see Note 7).

OpenALPR Acquisition

On March 12, 2019 and pursuant to the OpenALPR Asset Purchase Agreement, as amended, the Company completed the acquisition of all of the assets of OpenALPR, except for certain excluded assets, and assumed certain liabilities, through Brekford. Consideration paid as part of this acquisition was: (a) $7,000,000 in cash, subject to adjustment after closing; (b) 600,000 shares of Novume common stock, and (c) a promissory note in the principal amount of $5,000,000 pursuant to the 2019 Promissory Note (as defined above), together with an accompanying warrant to purchase 625,000 shares of Novume common stock, exercisable over a period of five years at an exercise price of $0.74 per share, valued at $208,125. As the OpenALPR acquisition has recently been completed, the Company is currently in the process of completing the purchase price allocation treating the OpenALPR acquisition as a business combination. The purchase price allocation for OpenALPR will be included in the Company’s consolidated financial statements in the first quarter of the year ending December 31, 2019. As of March 31, 2019, there are 625,000 OpenALPR warrants outstanding.

Hill Employment Agreement

On March 12, 2019, concurrent with the execution of the OpenALPR Purchase Agreement, the Hill Employment Agreement became effective, pursuant to which Mr. Hill will serve as Chief Science Officer of the Company (see Note 12).

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.
Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on this review, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2018.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and due to the material weaknesses described below, our management concluded that, as of December 31, 2018, our internal control over financial reporting was not effective.

Attestation Report of Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm because non-accelerated filers are not required to provide such a report.

Management Progress on Addressing Material Weaknesses

We identified material weaknesses for the year ended December 31, 2017, which were related to our internal control over financial reporting. To address the material weaknesses, we hired a Chief Accounting Officer, formed a disclosure control committee, educated our Board of Directors on SEC filings and triggering events for financial reporting, implemented a financial reporting timetable, reviewed procedures for draft documents, implemented monthly certification of financial reports, tracked monthly financial activity, and had our executives review financial results and budgets. In addition, we augmented our accounting reporting staff by hiring an accounting manager and are realigning our accounting staff in order to strengthen internal controls over financial reporting. These efforts, which are ongoing, have improved the design and operational effectiveness of our control processes and systems for financial reporting, however, our management concluded that as of December 31, 2018, the material weaknesses identified for the year ended December 31, 2017 had not been remediated.

Changes to Internal Control over Financial Reporting

Other than as described in this Item 9A, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.
Other Information.

None.

PART III

Item 10.
Directors, Executive Officers and Corporate Governance

The following table sets forth our directors and executive officers.

Name	Age	Position
Executive Officers:
Robert A. Berman	59	President and Chief Executive Officer, and Director
Matthew Hill	35	Chief Science Officer
Riaz Latifullah	62	Executive Vice President, Corporate Development and Principal Financial & Accounting Officer

Directors:
James K. McCarthy	67	Chairman of the Board and Strategic Advisor
Paul A. de Bary	72	Lead Director
Glenn Goord	67	Director
David Hanlon	74	Director
Christine J. Harada	46	Director
Richard Nathan, Ph.D.	74	Director

Directors

James K. McCarthy has served the Chairman of our Board of Directors since March 2016 and as Strategic Advisor to our Company since April 2018. Mr. McCarthy served as our Chief Strategy Officer from March 2016 to March 2017, and from April 2017 to March 2018, was the host of The Bridge, a weekly 30-minute broadcast television program produced by us devoted exclusively to bridging the gap between the government and the private sector. Mr. McCarthy founded AOC Key Solutions in 1983 and served as its Technical Director until our acquisition of AOC Key Solutions in March 2016. At AOC Key Solutions, Mr. McCarthy’s career spans over 30 years of marketing strategy creation, proposal development, and oral presentation coaching to contractors seeking to expand their market shares or to enter the government contracts market sector. Mr. McCarthy has worked at AOC Key Solutions since 1983. Mr. McCarthy has served in an advisory role with the George Washington University, Virginia Science and Technology Campus, Technology Accelerator and has been a frequent speaker with the George Mason University Procurement and Technical Assistance Center. Mr. McCarthy has also served on the board of Coalition for Government Procurement and on the Veterans Institute for Procurement GovCon Council. Mr. McCarthy holds a BA in Political Science and Government and an MA in Public Policy and Government from Ohio University. We believe Mr. McCarthy is qualified to serve on our board of directors due to his extensive executive leadership and management experience and his deep knowledge of government contracting.

Robert Berman has served as our President and Chief Executive Officer and a member of our Board of Directors since March 2016. Since January 2000, Mr. Berman has served as the General Partner of Avon Road Partners, L.P., a limited partnership investing in real estate and the broadcast media industry. From 2006 through March 2015, Mr. Berman held the office of Chairman and Chief Executive Officer at Cinium Financial Services Corporation, a privately-held specialty finance company, and its predecessor, Upper Hudson Holdings, LLC. We believe Mr. Berman is qualified to serve on our Board of Directors due to his extensive executive leadership and management experience, his experience in private equity and with public companies, and his understanding of financial markets and mergers and acquisitions.

Richard Nathan, Ph.D., has served on our Board of Directors since March 2016. From April 2016 until his retirement in February 2018, Dr. Nathan served as our Chief Operating Officer. Prior to that, Dr. Nathan was the Chief Executive Officer of AOC Key Solutions, where he worked for over 17 years. Dr. Nathan has over 45 years of corporate management, program management and business and proposal development experience and experience managing service and technical contracts for federal departments and agencies and state governments. Dr. Nathan holds a BS in Chemistry from the Massachusetts Institute of Technology and a PhD in Chemistry from the Polytechnic Institute of Brooklyn. We believe Dr. Nathan is qualified to serve on our board of directors due to his technical background, executive leadership experience and understanding of government contracting and the aviation and aerospace industries.

Glenn Goord has served on our board of directors since March 2016. From 1996 until his retirement in 2006, Mr. Goord served as Commissioner of the New York State Department of Correctional Services (“NYSDCS”), where he oversaw the state prison system. Mr. Goord received the Carl Robison Award, the highest honor bestowed by the Middle Atlantic States Correctional Association, in 1997. In 1998 he received the Charles Evans Hughes Award for public service from the Albany based Capital Area Chapter for the American Society for Public Administration (ASPA). In 2002, ASPA awarded Mr. Goord its highest honor, the Governor Alfred E. Smith Award, for his direction of the NYSDCA’s efforts to aid New York City following the September 11, 2001 terrorist attack. Mr. Goord holds a BA in Psychology from Fairleigh Dickinson University. We believe Mr. Goord is qualified to serve on our board of directors due to his experience with government operations and procurement.

Paul A. de Bary has served on our board of directors since January 2017 and as Lead Directors since November 2017. Mr. de Bary been a member of the board of managers of TDI, LLC, an agent for a manufacturer of digital X-ray systems for medical, veterinary and industrial applications since 2001. He has also served as chairman of the Board of Ethics of the Town of Greenwich, Connecticut since 2008. From 1996 to 2015, he was a managing director at Marquette de Bary Co., Inc., a New York based broker-dealer, where he served as a financial advisor for state and local government agencies, public and private corporations and non-profit organizations, as well as general counsel. He previously served as a director of Empire Resorts, Inc. (Nasdaq: NYNY) from 1996 to 2010, where he served as chairman of its audit committee as well as, at various times throughout his tenure as a director, a member of the governance and compensation committees and various special committees. Mr. de Bary is a member of the American Bar Association, the New York State Bar Association and the Association of the Bar of the City of New York. Mr. de Bary holds a JD, an MBA and an A.B. from Columbia University. We believe Mr. de Bary is qualified to serve on our board of directors due to his legal and investment experience and his experience as a member of several boards of directors, including those of public companies.

Christine J. Harada has served on our board of directors since August 2017. Ms. Harada has over 20 years of experience leading government and management consulting organizations. From November 2015 to January 2017, she served as the Federal Chief Sustainability Officer. Prior to that role, Ms. Harada was the Acting Chief of Staff of the U.S. General Services Administration (“GSA”) from March 2015 through November 2015. While at the GSA, Ms. Harada also served as Associate Administrator, Government-wide Policy and Chief Acquisition Officer for the GSA from June 2014 through February 2015. Ms. Harada’s private sector experience includes serving as Global Manager, Transformation/Large Scale Change Practice at the Boston Consulting Group from May 2013 through June 2014, and her tenure as a principal at Booz Allen Hamilton from January 2004 through April 2013. Ms. Harada holds an M.A., in International Studies from the Lauder Institute and an MBA, Finance from the Wharton School at the University of Pennsylvania. She also holds an M.S. in Aeronautics/Astronautics from Stanford University and a B.S. Aeronautics/Astronautics from the Massachusetts Institute of Technology. We believe Ms. Harada is qualified to serve on our board of directors due to her knowledge of the operations of the federal government and of corporate best practices.

David Hanlon has served on our board directors since November 2018. Mr. Hanlon is a founding principal of Executive Hospitality Partners, a strategic and asset management firm. Since 2008, he has served as Chief Executive Officer of Hanlon Investments which provides project development consulting services to casinos, hotels and resorts. Mr. Hanlon has served as a member of Cornell University’s Industry Advisory Board, as well as on the Board of Directors of the Cornell Football Association, and was elected to be a lifetime member of the Cornell University Administrative Advisory Board. He was also an advisor to the Wharton Entrepreneurial Program. Mr. Hanlon holds a B.S. in Hotel Administration from Cornell, an MBA in Finance and an M.S. in Accounting from the Wharton School at the University of Pennsylvania, and graduated from the Advanced Management Program at the Harvard Business School. We believe Mr. Hanlon is qualified to serve on our board of directors due to his leadership and executive management experience and experience serving on public company boards of directors.

Riaz Latifullah has served as our Executive Vice President, Corporate Development since August 2017 and our Principal Financial and Accounting Officer since April 2018. Mr. Latifullah previously served as our Chief Financial Officer from March 2016 to August 2017. Prior to joining Novume, Mr. Latifullah served as the Chief Financial Officer of the American Grandparents Association/Grandparents.com from July 2014 to December 2015. From June 2001 to June 2014, Mr. Latifullah served as a business consultant, Vice President, Financial Management, Senior Director Strategic Markets and Director Brand Operations for AARP, a non-profit organization that advocates on behalf of people over age 50. Mr. Latifullah holds an MBA from Stanford University, an M.S.E. in Naval Architecture and Marine Engineering from the University of Michigan and a B.S. in Marine Engineering from the U.S. Merchant Marine Academy.

Matthew Hill has served as our Chief Science Officer since March 2019. From June 2015, Mr. Hill led OpenALPR Technology, Inc., a software company he created. From December 2010 to February 2016, Mr. Hill served as an Engineering Director for Riverbed Technology, Inc. From June 2005 to December 2010, Mr. Hill worked as an Applications Engineer for OPNET Technologies, Inc., which was subsequently acquired by Riverbed. Mr. Hill holds a B.S. in Computer Engineering from the University of Virginia.

Board Independence

All of our directors, other than Robert A. Berman, James McCarthy, and Richard Nathan, qualify as “independent” in accordance with the listing requirements of Nasdaq. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. Mr. Berman is not independent because he is the President and Chief Executive Officer of our company. Mr. McCarthy is not independent because he serves as Strategic Advisor to our Company. Dr. Nathan is not independent because he served as our Chief Operating Officer until February 2018.

There are no family relationships among any of our directors or executive officers.

Board Committees

Our Board has established three standing committees – audit, compensation, and governance – each of which operates under a charter that has been approved by our board.

Our Board has determined that all of the members of each of the board’s three standing committees are independent as defined under the rules of the Nasdaq. In addition, all members of the Audit Committee meet the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, or the Exchange Act.

The Chair and members of each committee are summarized in the table below:

Name	Audit Committee	Compensation Committee	Corporate Governance Committee
Christine Harada	Member	Member	Chair
Paul de Bary	Chair	-	Member
Glenn Goord	Member	Chair	-
David Hanlon	-	Member	Member

Audit Committee

We have an Audit Committee comprised of directors who are “independent” within the meaning of Nasdaq Rule 5605(b)(1). The Audit Committee assists our Board in overseeing the financial reporting process and maintaining the integrity of our financial statements, and of our financial reporting processes and systems of internal audit controls, and our compliance with legal and regulatory requirements. The Audit Committee is responsible for reviewing the qualifications, independence and performance of our independent registered public accounting firm and review our internal controls, financial management practices and investment functions and compliance with financial legal and regulatory requirements. The Audit Committee is also responsible to perform risk and risk management assessments as well as to prepare any report of the Audit Committee that may be required by the proxy rules of the SEC to be included in the Corporation’s annual proxy statement. Our Board has identified and appointed Paul de Bary as the “audit committee financial expert,” as defined by the SEC in Item 407 of Regulation S-K. Mr. de Bary serves as the Chair of the Audit Committee, and is joined on the committee by Ms. Harada and Mr. Goord.

Compensation Committee

We have a Compensation Committee comprised of members who are “Non-Employee Directors” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Compensation Committee is responsible for overseeing the establishment and maintenance of our overall compensation and incentive programs to discharge the Board’s responsibilities relating to compensation of our executive officers and directors, including establishing criteria for evaluating performance and setting appropriate levels of compensation, and to produce an annual report on executive compensation for inclusion in our proxy statement in accordance with the rules and regulations of the SEC. The Compensation Committee advises and makes recommendations to our Board on all matters concerning director compensation. Mr. Goord serves as Chair of the Compensation Committee and is joined by Ms. Harada and Mr. Hanlon.

Corporate Governance Committee

Our Board has a Corporate Governance Committee that (1) reviews and recommends improvements to our governance guidelines and corporate policies; (2) monitors compliance with our Code of Conduct; (3) trains new members of the Board of Directors; (4) reviews the performance of the Board of Directors and its various committees and makes recommendations intended to improve that performance, (5) evaluates and makes recommendations concerning changes in the charters of the various Committees of the Board of Directors, (6) evaluates the performance of the Chief Executive Officer of the Corporation, (7) oversees the development and implementation of succession planning for Corporation senior management positions; (8) identifies and recommends candidates for nomination as members of the Board of Directors and its committees and (9) such other matters as may be required to ensure compliance with applicable federal and state laws or the requirements of any exchange on which the Company maintains a listing for our securities. Ms. Harada currently serves as the Chair of the Corporate Governance Committee and is joined on the committee by Mr. Hanlon and Mr. de Bary.

Compensation of Novume Directors

The following table provides the total compensation for each person who served as a non-employee member of our Board of Directors during fiscal year 2018, including all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of fiscal year 2018:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Paul de Bary (2)	65,925	-	-	-	-	-	65,925
Glenn Goord (3)	49,444	-	-	-	-	-	49,444
Christine Harada (4)	49,722	-	-	-	-	-	49,722
Marta Tienda (5)	30,486	-	-	-	-	-	30,486
David Hanlon (6)	4,167	-	34,289	-	-	-	38,456

(1)	The amount shown reflects the aggregate grant date fair value of option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification 718.
(2)	As of December 31, 2018, Mr. de Bary held fully-vested options to purchase 48,499 shares of our common stock at a strike price of $1.5464 per share.
(3)	As of December 31, 2018, Mr. Goord held fully-vested options to purchase 48,499 shares of our common stock at a strike price of $1.2887 per share.
(4)	As of December 31, 2018, Ms. Harada held fully-vested options to purchase 48,499 shares of our common stock at a strike price of $1.6753 per share.
(5)	As of December 31, 2018, Dr. Tienda held fully-vested options to purchase 48,499 shares of our common stock at a strike price of $3.81 per share.
(6)	As of December 31, 2018, Mr. Hanlon held fully-vested options to purchase 48,499 shares of our common stock at a strike price of $0.73 per share.

Our non-employee directors are compensated for their services as follows:

		Board Meeting Fee		Committee Meeting Fee
Position	Annual Fee (1) ($)	In Person ($)	Telephonic ($)	In Person ($)	Telephonic ($)
Board Member	25,000	1,000	500	500	250
Audit Committee Chair	20,000	1,500	500	500	250
Compensation Committee Chair	10,000	1,500	500	500	250
Governance Committee Chair	10,000	1,500	500	500	250
Special Committee	-	1,500	500	500	250
Lead Director	10,000	-	-	-	-

(1)	Payments are made on a quarterly basis.

Directors who are officers or employees of Novume or its subsidiaries do not receive any compensation for service on our Board, but employee directors will be reimbursed for expenses incurred in attending meetings of our Board or any committees thereof. Directors are also eligible to receive additional compensation in the form of options to purchase Novume common stock or grants of restricted stock and may receive additional compensation for special services performed as a Director, including service on special committees of the Board of Directors. Other than an initial grant to Mr. Hanlon, as shown above, no award of options or grants of restricted stock were made to any Director in 2018. All of the then current Directors except Mr. Berman and Dr. Tienda served on a special committee in 2018 and the non-employee Directors on that special committee are expected to receive additional compensation in connection with such service in 2019.

Code of Ethics

We have a written Code of Conduct, which serves as our Code of Ethics, that applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Conduct is available on our website at www.novume.com. If we amend or grant a waiver of one or more of the provisions of our Code of Conduct, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Conduct by posting the required information on our website. Our website is not part of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to our equity securities with the SEC. Based solely on our review of such forms, we believe that there has been compliance with all Section 16(a) filing requirements applicable to such Reporting Persons with respect to the year ended December 31, 2018, except that the following form was filed late: one Form 4 (reporting one transaction) for Paul A. de Bary.

Item 11.
Executive Compensation

This section discusses material components of our 2018 compensation program for our named executive officers identified in the 2018 Summary Compensation Table below.

2018 Summary Compensation Table
Name and principal position	Year	Salary ($)		Bonus ($)		Options Awards ($)		All other compensation ($)		Total ($)
Robert Berman	2018	395,000		-		-		-		395,000
Chief Executive Officer	2017	395,000		-		-		-		395,000
James K. McCarthy	2018	328,628	(1)	-		-		11,000	(2)	339,628
Strategic Advisor (3)	2017	293,231		-		-		8,931	(2)	302,162
Riaz Latifullah (4)	2018	271,667		100,000	(5)	-		-		371,667
Chief Financial Officer, EVP Corporate Development, and Principal Financial & Accounting Officer	2017	258,333		-		97,251	(6)	-		355,584

(1)	Amount includes compensation for unused paid time off.
(2)	Amount represents 401(k) matching contribution.
(3)
Mr. James McCarthy served as: Chief Strategy Officer of KeyStone through March 31, 2017; Host of The Bridge produced by Novume Media from April 2017 through March 2018; and Strategic Advisor of AOC Key Solutions since April 2018.

(4)
Mr. Latifullah served as Chief Financial Officer until August 28, 2017 at which time he transitioned to EVP of Corporate Development. He currently serves as our Principal Financial and Accounting Officer.

(5)	Amount represents subjective bonus.
(6)	Amount represents the fair value of the issuance of 174,595 stock options to Mr. Latifullah on December 23, 2016.

Narrative Disclosure to Summary Compensation Table

The primary components of our compensation program for named executive officers include salary, cash incentive compensation and equity incentive awards.

Base Salary

We pay our executive officers a base salary as the fixed component of our compensation program for named executive officers. In 2018, we increased Mr. Latifullah’s base salary from $225,000 to $285,000 per year effective March 1, 2018 due to an increase in his roles and responsibilities which included that of Principal Accounting and Financial Officer. The base salaries for Messrs. McCarthy and Berman were not adjusted in 2018.

Bonus Payments

We offer our named executive officers the opportunity to earn annual cash bonuses to compensate them for attaining short-term company and individual goals as approved by our Board of Directors. For 2018, bonuses were based on attaining goals relating to individual performance. The Compensation Committee decided that Mr. Latifullah was eligible to receive a discretionary bonus with respect to fiscal year 2018 due to individual contributions related to corporate efforts, but that otherwise no discretionary bonuses would be paid to the named executive officers.

Equity Incentive Awards

In August 2017, the Company approved and adopted the 2017 Equity Award Plan (the “2017 Plan”). The purpose of the 2017 Plan is to promote the interests of Novume (including its subsidiaries and affiliates, if any) and its stockholders by using equity interests in Novume to attract, retain and motivate its management, nonemployee directors and other eligible persons and to encourage and reward their contributions to our performance and profitability. The 2017 Plan permits the granting of stock options, stock appreciation rights, restricted and unrestricted stock awards, phantom stock, performance awards and other stock-based awards for the purpose of attracting and retaining quality employees, directors and consultants. The 2017 Plan reserved 3,000,000 shares of our common stock for future grants from time to time under awards administered by our Board of Directors.

Novume has also designed the 2017 Plan to include a number of provisions that Novume’s management believes promote best practices by reinforcing the alignment of equity compensation arrangements for nonemployee directors, officers, employees, consultants and stockholders’ interests. These provisions include, but are not limited to, the following: no discounted awards; no repricing without stockholder approval; no evergreen provision; no automatic grants; no transferability; no tax gross-ups; no liberal change-in-control definition; “double-trigger” change-in-control vesting; no dividends on unearned performance awards; limitation on amendments; and Clawbacks. The 2017 Plan is administered by the Novume Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our named executive officers at December 31, 2018.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock that Have not Vested	Market Value of Shares of Stock that Have not Vested ($)
Robert Berman	-	-	-	-	-	-
James K. McCarthy	-	-	-	-	-	-
Riaz Latifullah (1)	160,046	14,549	1.42	12/23/26	-	-

(1)	The option was granted on December 23, 2016, vests in equal monthly installments over 24 months starting March 1, 2017 and fully vested on March 1, 2019.

Employment Agreements and Potential Payments Upon Termination or Change in Control

We have entered into employment agreements with our executive officers. Certain material terms of these agreements are described below.

Berman Employment Agreement

The Employment Agreement with Robert Berman (the “Berman Employment Agreement”) provides that Mr. Berman will serve as our Chief Executive Officer. The agreement has an initial term, which was effective as of December 23, 2016, of five years with automatically renewing one-year terms thereafter. Mr. Berman’s base salary is $395,000 per year, and he is eligible for a bonus as determined by our Compensation Committee. Mr. Berman is also eligible to receive all such other benefits as are provided to other management employees.

In the event of a change of control, as defined in the Berman Employment Agreement, whether during the initial term or thereafter, we shall have the right to terminate the Berman Employment Agreement. In the event we exercise the option to terminate Mr. Berman’s agreement, we will be required to pay Mr. Berman an amount equal to Mr. Berman’s base salary per annum multiplied by the number of years and portions thereof remaining under the Berman Employment Agreement. Mr. Berman may be terminated by the Company for cause, as defined in the Berman Employment Agreement.

Mr. Berman also agreed as consideration for entering into the Berman Employment Agreement, that for the period during his employment and for twelve months thereafter, he will not compete with the Company in the “Geographic Area”, as defined in the Berman Employment Agreement, and he will not solicit any of our existing employees, suppliers or customers.

James K. McCarthy Offer Letter

The amended and restated James K. McCarthy Offer Letter (the “McCarthy Offer Letter”) provides that Mr. McCarthy will serve as our Host and Moderator – The Bridge on TV. Mr. McCarthy served as Chief Strategy Officer of KeyStone through March 31, 2017; Host of The Bridge produced by Novume Media from April 2017 through March 2018; and Strategic Advisor of AOC Key Solutions since April 2018. His employment is at will, subject to providing 120-days’ notice of resignation or termination. We may pay Mr. McCarthy’s salary in lieu of notice for some or all of the 120-day notice period. His base salary is $298,989 per year, and he is eligible for a bonus as determined by our Compensation Committee. Mr. McCarthy will also be eligible to receive all such other benefits as are provided to other management employees.

Mr. McCarthy also agreed that, for the period during his employment and for two years thereafter, he will not compete with the Company in the “Restricted Territory”, as defined in Exhibit A to the McCarthy Offer Letter, and he will not solicit any of our existing employees, suppliers or customers.

Richard Nathan Employment Agreement

The employment agreement with Richard Nathan (the “Nathan Employment Agreement”) provided for Dr. Nathan to serve as our Chief Operating Officer for a term until December 31, 2017, with an option to extend the term. Dr. Nathan retired as Chief Operating Officer effective February 28, 2018. His base salary was $225,200 per year, and he was eligible for a bonus as determined by our Compensation Committee. Dr. Nathan also agreed that, for two years after his employment: he will not compete with the Company in the “Restricted Territory”, as defined in Exhibit A to the Nathan Employment Agreement; and he will not solicit any of our existing employees, suppliers or customers.

Riaz Latifullah Employment Agreement

On March 29, 2018, Mr. Latifullah and Novume entered into a Second Restated, Amended and Supplemental Employment Agreement (the “Amended Latifullah Agreement”). The Amended Latifullah Agreement provides for an annual base salary of $285,000 effective March 1, 2018, eligibility for a bonus as determined by our Compensation Committee and eligibility to receive all such other benefits as are provided to other management employees.

The Amended Latifullah Agreement may be terminated with or without cause, as defined in the agreement. Subject to certain conditions, the Amended Latifullah Agreement provides that, if Mr. Latifullah is terminated without cause, or if he leaves for good reason, he will be provided a severance package equal to six (6) months of base salary and such percentage of health premiums as would have been paid for by Novume during the corresponding time period. Additionally, half of all unvested options issued to Mr. Latifullah under the Amended Latifullah Agreement would vest immediately.

Mr. Latifullah also agreed that, for the period during his employment and for one year thereafter, he will not compete with Novume in the “Restricted Territory”, as defined in Exhibit A to the Latifullah Employment Agreement, and he will not solicit any of Novume’s existing employees, suppliers or customers.

Mr. Latifullah currently serves as our EVP of Corporate Development and Principal Financial and Accounting Officer.

Matthew Hill Employment Agreement

On November 14, 2018, concurrent with the execution of the OpenALPR Purchase Agreement, the Company entered into an employment agreement with Matthew Hill (the “Hill Employment Agreement”) which became effective as of March 12, 2019, the closing date of the OpenALPR Purchase Agreement, pursuant to which Mr. Hill began serving as Novume’s Chief Science Officer. The Hill Employment Agreement provides for a term of three years unless earlier terminated pursuant to the terms thereof which term renews for additional one-year terms until terminated upon ninety days advance notice. Mr. Hill will earn an annual base salary of $165,000.

Either party may terminate the Hill Employment Agreement with or without cause with notice as contemplated by the Hill Employment Agreement, provided however, if Mr. Hill resigns, he shall provide the Company with at least six months prior written notice. The Hill Employment Agreement provides for the payment of severance under certain circumstances as outlined therein.

Mr. Hill also agreed that, for the period during his employment and for one year thereafter, he will not compete with Novume in the “Restricted Territory”, as defined in Exhibit A to the Hill Employment Agreement, and he will not solicit any of Novume’s existing employees, suppliers or customers.

Securities authorized for issuance under equity compensation plans

The following table provides information about our equity compensation plans as of December 31, 2018.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	1,227,557	$2.13	1,758,445
Total	1,227,557	$2.13	1,758,445

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as March 31, 2019, information concerning the beneficial ownership of our common stock by, each person or group of persons known to beneficially own more than 5% of the outstanding shares of our common stock, each person who is our executive officer or director, and all such executive officers and directors as a group. Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. Under these rules, beneficial ownership generally includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of March 31, 2019 through the exercise of any option, warrant, conversion privilege or similar right. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock that could be issued upon the exercise of outstanding options and warrants that are exercisable within 60 days of March 31, 2019 are considered to be outstanding. These shares, however, are not considered outstanding when computing the percentage ownership of any other person.

To our knowledge, except as indicated in the footnotes to the following table, all beneficial owners named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of ownership is based on 19,367,619 shares of common stock outstanding as of March 31, 2019.

	Shares Beneficially Owned
Name (1)	Number of Shares (2)		Percent of class
Directors and Named Executive Officers
Robert A. Berman	4,462,104	(3)	23.0%
James McCarthy	2,725,835		14.1%
Richard Nathan	1,612,772	(4)	8.3%
Matthew Hill	1,225,000	(5)	6.1%
Paul de Bary	68,499	(6)	*
Glenn Goord	138,499	(7)	*
Christine Harada	58,499	(6)	*
David Hanlon	58,499	(6)	*
Riaz Latifullah	174,595	(8)	*

5% or Greater Shareholders
Avon Road Partners, L.P.	4,440,104	(3)	22.9%
All directors and named executive officers as a group (9 persons)	10,524,302		51.5%

* Less than 1%

(1)
The address of those listed is c/o Novume Solutions, Inc., 14420 Albemarle Point Place, Suite 200, Chantilly, VA, 20151. Unless otherwise indicated, all shares are owned directly by the beneficial owner.
(2)
Based on 19,367,619 shares of our common stock issued and outstanding as of the March 31, 2019.
(3)
As the general partner of Avon Road, Mr. Berman may be deemed to be the beneficial owner of 4,462,104 shares of Novume common stock, or 23.0% of the class of securities. He may be deemed to share with Avon Road (and not with any third-party) the power to vote or direct the vote of and to dispose or direct the disposition of the 4,440,104 shares of Novume common stock beneficially owned by Avon Road, or 22.9% of the class of securities.
(4)
Consists of: 1,593,020 shares of our common stock; a Unit Warrant to purchase 4,849 shares of our common stock exercisable within 60 days of March 31, 2019; and 14,903 shares of our common stock acquirable through the conversion of 10,000 shares of Novume Series A Preferred Stock.
(5)
Consists of 600,000 shares of Novume common stock and warrants to purchase 625,000 shares of our common stock.
(6)
Consists of options to purchase 58,499 shares of our common stock exercisable within 60 days of March 31, 2019.
(7)
Consists of 80,000 shares of Novume common stock and options to purchase 58,499 shares of our common stock exercisable within 60 days of March 31, 2019.
(8)
Consists of options to purchase 174,595 shares of our common stock exercisable within 60 days of March 31, 2019.

Item  13.
Certain Relationships and Related Transactions, and Director Independence

In addition to the executive officer and director compensation arrangements discussed above under “Compensation of Novume Directors” and “Executive Compensation,” the following is a description of each transaction since January 1, 2017 and any currently proposed transaction in which: we have been or are to be a participant; the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and any of our directors, executive officers, holders of more than five percent of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Avon Road Note Purchase Agreement

On March 16, 2016, we entered into a Subordinated Note and Warrant Purchase Agreement (the “Avon Road Note Purchase Agreement”) pursuant to which we agreed to issue up to $1,000,000 in subordinated debt (the “Avon Road Note”) and warrants to purchase up to 242,493 shares of our common stock (the “Avon Road Subordinated Note Warrants”). The exercise price for the Avon Road Subordinated Note Warrants is $1.031 per share of common stock. Subordinated notes with a face amount of $500,000 and Avon Road Subordinated Note Warrants to purchase 121,247 shares of our common stock have been issued pursuant to the Avon Road Note Purchase Agreement to Avon Road, an affiliate of Robert Berman, Novume’s Chief Executive Officer and a member of our Board of Directors. The Avon Road Subordinated Note Warrants expire on March 16, 2019.

The Avon Road Note accrues simple interest on the unpaid principal of the note at a rate equal to the lower of (a) 9% per annum, or (b) the highest rate permitted by applicable law. Interest is payable monthly with a maturity date of March 16, 2019. The effective interest rate of the Avon Road Note is 12.9%. On October 23, 2018, the maturity date of this note was extended to March 16, 2020. On March 12, 2019, the $500,000 balance due on the Avon Road Note was retired in its entirety.

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

The Audit Committee has considered whether the provision of services, other than services rendered in connection with the audit of our annual financial statements, is compatible with maintaining BD & Company’s independence. The Audit Committee has determined that the rendering of non-audit services by BD & Company during 2017 and 2018 was compatible with maintaining the firm’s independence.

Aggregate fees billed or incurred related to the following years for professional services rendered by BD & Company for 2018 and 2017 are set forth below.

	2018	2017
Audit fees	$204,782	$241,661
Audit-related fees	104,380	-
Tax fees	39,825	24,875
All other fees	-	-
Total	$348,987	$266,536

Aggregate fees billed or incurred related to the following years for professional services rendered by CohnReznick LLP for 2018 and 2017 are set forth below.

	2018	2017
Audit fees	$-	$35,850
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$-	$35,850

Aggregate fees billed or incurred related to the following years for professional services rendered by Ericksen Krentel for 2018 and 2017 are set forth below.

	2018	2017
Audit fees	$-	$-
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	25,128
Total	$-	$25,128

Audit Fees for 2018 and 2017 include fees associated with the audits of the annual financial statements and the quarterly reviews of the unaudited interim financial statements included in the Company’s Quarterly Reports on Form 10-Q. Audit-related fees for 2018 primarily include costs associated with SEC filings and the supplemental audit and disclosure document for the Company’s franchising business. Tax fees for 2018 and 2017 include fees associated with the preparation and reviews of tax returns, advising on the impact of local tax laws, and tax planning. All other fees for 2017 include accounting services related to annual financial reporting.

Part IV

Item 15.
Exhibits, Financial Statements Schedules

1. Financial Statements

The Novume Solutions, Inc. financial statements are included in Item 8. Financial Statements and Supplementary Data.

2. Financial Schedules

None.

3. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	FilingDate	Filed/ FurnishedHerewith

2.1	Second Amended and Restated Agreement and Plan of Merger dated July 12, 2017, by and among Novume Solutions, Inc., KeyStone Solutions, Inc., Brekford Traffic Safety, Inc., KeyStone Merger Sub, LLC, and Brekford Merger Sub, Inc.	S-4/A	333-216014	2.1	7/13/17
2.2	Agreement and Plan of Merger, dated as of September 21, 2017, by and among Novume Solutions, Inc., Global Technical Services Merger Sub, Inc., Global Contract Professionals Merger Sub, Inc., Global Technical Services, Inc., Global Contract Professionals, Inc. and Paul Milligan	8-K	000-55833	2.1	9/22/17
2.3	Agreement and Plan of Merger, dated as of November 16, 2017, by and among Novume Solutions, Inc., NeoSystems Holding, LLC, NeoSystems HoldCo, Inc., NeoSystems LLC, Robert W. Wilson, Jr., in his personal capacity, Michael Tinsley, in his personal capacity and Michael Tinsley as the Stockholders’ Agent	8-K	000-55833	2.1	11/20/17
3.1	Amended and Restated Certificate of Incorporation of Novume Solutions, Inc. as filed with the Secretary of State of Delaware on August 21, 2017	8-K	333-216014	3.1	8/25/17
3.2	Certificate of Designations of Series A Cumulative Convertible Redeemable Preferred Stock as filed with the Secretary of State of Delaware on August 25, 2017	8-K	333-216014	4.1	8/25/17
3.3	Certificate of Designations of Novume Series B Cumulative Convertible Preferred Stock as filed with the Secretary of State of Delaware on August 21, 2017	8-K	000-55833	4.2	10/4/17
3.4	Amended and Restated Bylaws of Novume Solutions, Inc.	8-K	333-216014	3.2	8/25/17
4.1	Form of Common Stock Purchase Warrant issued by Novume Solutions, Inc. on January 25, 2017	S-4/A	333-216014	4.3	6/9/17
4.2	Form of Common Stock Purchase Warrant issued by Novume Solutions, Inc. on January 25, 2017	S-4/A	333-216014	4.4	6/9/17
4.3	Form of Warrant issued by Novume Solutions, Inc. on March 12, 2019	8-K	001-38338	4.1	3/18/19
4.4	Unsecured Subordinated Promissory Note issued to Harry Rhulen by Novume Solutions, Inc. on September 29, 2017	8-K	000-55833	10.2	10/3/17
4.5	Unsecured Subordinated Promissory Note issued to Suzanne Loughlin by Novume Solutions, Inc. on September 29, 2017	8-K	000-55833	10.3	10/3/17

4.6	Unsecured Subordinated Promissory Note issued to James Satterfield by Novume Solutions, Inc. on September 29, 2017	8-K	000-55833	10.4	10/3/17
4.7	Unsecured Subordinated Promissory Note issued to Lancer Financial Group, Inc. by Novume Solutions, Inc. on September 29, 2017	8-K	000-55833	10.5	10/3/17
4.8	Form of Senior Secured Note issued by Novume Solutions, Inc. on March 12, 2019	8-K	001-38338	4.2	3/18/19
4.9	Note Purchase Agreement, dated as of March 12, 2019, by and among Novume Solutions, Inc., Cedarview Capital Management, LP, the Guarantors from time to time party thereto, U.S. Bank National Association, and the Purchasers from time to time party thereto	8-K	001-38338	4.3	3/18/19
4.10	Registration Rights Agreement, dated as of October 1, 2017, by and among Novume Solutions, Inc., G&W Ventures Inc. and Paul Milligan	8-K	000-55833	4.1	10/4/17
10.1#	2017 Equity Award Plan of Novume Solutions, Inc.	S-8	333-220864	4.7	10/6/17
10.2#	Employment Agreement, dated as of March 16, 2016, by and between KeyStone Solutions, Inc. and Robert A. Berman	1-A	024-10551	6.1	5/12/16
10.3#	Employment Agreement, dated August 1, 2016, by and between KeyStone Solutions, Inc. and Riaz Latifullah	1-A/A	024-10551	6.11	9/2/16
10.4#	Restated, Amended and Supplemental Employment Agreement, dated as of August 28, 2017, by and between Novume Solutions, Inc. and Riaz Latifullah	8-K	333-216014	10.2	8/29/17
10.5#	Second Restated, Amended and Supplemental Employment Agreement, dated as of March 29, 2018, by and between Novume Solutions, Inc. and Riaz Latifullah	10-K	001-38338	10.24	4/12/18
10.6#	Amended and Restated Offer Letter, dated as of January 8, 2018, by and between AOC Key Solutions, Inc. and James McCarthy	S-1/A	333-221789	10.6	1/10/18
10.7#	Employment Agreement, dated as of November 14, 2018, by and between Novume Solutions, Inc. and Matthew Hill	8-K	001-38338	10.2	11/15/18
10.8	Assignment and Assumption Agreement, dated as of October 1, 2017, by and between KeyStone Solutions LLC and Novume Solutions, Inc.	8-K	000-55833	10.1	10/3/17
10.9	General Continuing Guaranty, dated as of October 4, 2017, by and between Wells Fargo Bank, National Association and Novume Solutions, Inc. for Global Technical Services, Inc.	8-K	000-55833	10.1	10/4/17
10.10	General Continuing Guaranty, dated as of October 4, 2017, by and between Wells Fargo Bank, National Association and Novume Solutions, Inc. for Global Contract Professionals, Inc.	8-K	000-55833	10.2	10/4/17

10.11	Security Agreement, dated as of April 3, 2018, by and between Brekford Traffic Safety, Inc. and Cedarview Opportunities Master Fund, LP	8-K	001-38338	10.2	4/9/18
10.12	Letter of Intent, dated as of September 17, 2018, by and between Novume Solutions, Inc. and OpenALPR Technology, Inc.	8-K	001-38338	99.2	9/20/18
10.13	Asset Purchase Agreement, dated as of November 14, 2018, by and among Novume Solutions, Inc., OpenALPR Technology, Inc. and Matthew Hill	8-K	001-38338	10.1	11/15/18
10.14	Amendment No. 1 to Purchase Agreement, dated as of February 15, 2019, by and among Novume Solutions, Inc., OpenALPR Technology, Inc. and Matthew Hill	8-K	001-38338	10.1	3/18/19
10.15	Amendment No. 2 to Purchase Agreement, dated as of March 12, 2019, by and among Novume Solutions, Inc., OpenALPR Technology, Inc. and Matthew Hill	8-K	001-38338	10.2	3/18/19
10.16^	Management Services Agreement, dated as of October 9, 2018, by and between Novume Solutions, Inc. and OpenALPR Technologies, Inc.	10-Q	001-38338	10.2	11/13/18
10.17	Sublease effective January 1, 2019 by and between BlueWater Federal Solutions, Inc and AOC Key Solutions, Inc.					*
10.18#	Form of Novume Solutions, Inc. Incentive Stock Option Award Agreement					*
10.19#	Form of Novume Solutions, Inc. Non-Qualified Stock Option Award Agreement					*
21.1	Subsidiaries of Novume Solutions, Inc.					*
23.1	Consent of BD & Company, Inc., Independent Registered Public Accounting Firm					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.
^	Confidential treatment has been granted with respect to redacted portions of this exhibit. Redacted portions of this exhibit have been filed separately with the SEC.

Item 16.
Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novume Inc.

/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	Chief Executive Officer, Principal Executive Officer, Director and Authorized Signatory
Date:	April 11, 2019

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Berman Robert A. Berman	Chief Executive Officer (Principal Executive Officer) and Director	April 11, 2019

/s/ Riaz Latifullah Riaz Latifullah	EVP, Corporate Development (Principal Financial and Accounting Officer)	April 11, 2019

/s/ James K. McCarthy James K. McCarthy	Chairman of the Board and Director	April 11, 2019

/s/ Richard Nathan Dr. Richard Nathan	Director	April 11, 2019

/s/ Glenn Goord Glenn Goord	Director	April 11, 2019

/s/ Paul de Bary Paul de Bary	Director	April 11, 2019

/s/ Christine J. Harada Christine J. Harada	Director	April 11, 2019
/s/ David Hanlon David Hanlon	Director	April 11, 2019