Form 10-Q
period 2019-03-31
Rekor Systems, Inc.
filed 2019-05-14
CIK 1697851

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from          to

Commission File Number: 001-38338
Rekor Systems, Inc.
(Exact name of registrant as specified in its charter)
Delaware	81-5266334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
  14420 Albemarle Point Place, Suite 200
Chantilly, VA
(Address principal executive offices)

20151
(Zip Code)

(703) 953-3838
(Registrant’s telephone number, including area code)

Novume Solutions, Inc.
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	REKR	The Nasdaq Stock Market

As of May 9, 2019, the Registrant had 19,367,619 shares of common stock, $0.0001 par value per share outstanding.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, prospective products and services, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products and services, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2018 entitled “Risk Factors” and elsewhere in this Quarterly Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. We undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

Rekor Systems, Inc. and Subsidiaries
Form 10-Q
For the Quarterly Period Ended March 31, 2019

Part  I
FINANCIAL INFORMATION
Item 1.
Financial Statements
Rekor Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$5,051,931	$2,767,183
Accounts receivable, net	6,923,625	5,264,949
Inventory	120,191	72,702
Related party receivable from acquisition	254,340	-
Other current assets, net	549,709	425,530
Total current assets	12,899,796	8,530,364
Property and Equipment
Capitalized software	1,108,157	913,455
Furniture and fixtures	302,243	302,243
Office equipment	549,732	544,533
Camera systems	682,906	553,758
Vehicles	36,020	36,020
Leasehold improvements	95,422	95,422
Total fixed assets	2,774,480	2,445,431
Less: accumulated depreciation	(1,049,298)	(978,150)
Net property and equipment	1,725,182	1,467,281
Right-of-use lease assets, net	857,624	-
Goodwill	3,092,616	3,092,616
Intangibles, net	16,309,652	4,834,503
Other Assets
Deposits and other long-term assets	60,537	130,485
Total other assets	60,537	130,485
Total assets	$34,945,407	$18,055,249
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$1,930,959	$1,593,726
Accrued expenses	3,030,296	2,643,027
Lines of credit	2,414,649	1,661,212
Notes payable, current portion	34,051	2,469,211
Lease liability, short term	201,918	-
Deferred revenue	505,902	207,059
Total current liabilities	8,117,775	8,574,235
Long-Term Liabilities
Notes payable	19,424,951	964,733
Lease liability, long term	717,681	-
Deferred rent	1,906	8,475
Total long-term liabilities	20,144,538	973,208
Total liabilities	28,262,313	9,547,443

Series A Cumulative Convertible Redeemable Preferred stock, $0.0001 par value, 505,000 shares authorized and 502,327 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	5,230,184	5,051,683

Stockholders' Equity
Common stock, $0.0001 par value, 30,000,000 shares authorized, 19,367,619 and 18,767,619 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,937	1,877
Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of March 31, 2019 and December 31, 2018, respectively	-	-
Series B Cumulative Convertible Preferred stock, $0.0001 par value, 240,861 shares authorized, issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	24	24
Additional paid-in capital	16,504,847	15,518,013
Accumulated deficit	(15,053,898)	(12,063,791)
Total stockholders’ equity	1,452,910	3,456,123
Total liabilities and stockholders’ equity	$34,945,407	$18,055,249

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rekor Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Revenue	$11,626,221	$11,218,769
Cost of revenue	8,522,555	8,134,036
Gross profit	3,103,666	3,084,733

Operating expenses
Selling, general, and administrative expenses	4,569,764	5,280,950
Loss from operations	(1,466,098)	(2,196,216)
Other expense
Loss on extinguishment of debt	(1,112,609)	-
Interest expense	(287,772)	(92,950)
Other income (expense)	3,041	95,322
Total other expense	(1,397,340)	2,372
Loss before income taxes	(2,863,438)	(2,193,844)
(Provision) benefit from income taxes	(11,761)	-
Net loss	$(2,875,199)	$(2,193,844)

Loss per common share - basic	$(0.17)	$(0.17)
Loss per common share - diluted	$(0.17)	$(0.17)

Weighted average shares outstanding
Basic	18,800,496	14,496,697
Diluted	18,800,496	14,496,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rekor Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

	Shares of Common Stock	Common Stock	Shares of Series B Preferred Stock	Series B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2017	14,463,364	$1,447	240,861	$24	$12,342,527	$(5,833,660)	$6,510,338
Adjustment to adopt new revenue recognition accounting guidance (1)	-	-	-	-	-	(67,000)	(67,000)
Balance as of January 1, 2018	14,463,364	1,447	240,861	24	12,342,527	(5,900,660)	6,443,338
Stock-based compensation	-	-	-	-	112,455	-	112,455
Issuance of warrants	-	-	-	-	123,472	-	123,472
Common stock issued in Secure Education Consultants acquisition	33,333	3	-	-	163,329	-	163,332
Preferred stock dividends	-	-	-	-	-	(114,908)	(114,908)
Accretion of Series A preferred stock	-	-	-	-	(155,343)	-	(155,343)
Net loss	-	-	-	-	-	(2,193,844)	(2,193,844)
Balance as of March 31, 2018	14,496,697	$1,450	240,861	$24	$12,586,440	$(8,209,412)	$4,378,502
(1) See Note 2 for additional information

	Shares of Common Stock	Common Stock	Shares of Series B Preferred Stock	Series B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2018	18,767,619	$1,877	240,861	$24	$15,518,013	$(12,063,791)	$3,456,123
Stock-based compensation	-	-	-	-	62,852	-	62,852
Issuance of warrants in conjunction with notes payable	-	-	-	-	705,943	-	705,943
Common stock issued in OpenALPR Technology acquisition	600,000	60	-	-	396,540	-	396,600
Preferred stock dividends	-	-	-	-	-	(114,908)	(114,908)
Accretion of Series A preferred stock	-	-	-	-	(178,501)	-	(178,501)
Net loss	-	-	-	-	-	(2,875,199)	(2,875,199)
Balance as of March 31, 2019	19,367,619	$1,937	240,861	$24	$16,504,847	$(15,053,898)	$1,452,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rekor Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(2,875,199)	$(2,193,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	71,148	82,039
Amortization of right-of-use lease asset	63,326	-
Share-based compensation	62,852	112,455
Amortization of financing costs	73,535	-
Amortization of warrant feature of note payable	18,374	-
Deferred rent	-	(1,889)
Change in fair value of derivative liability	-	(45,754)
Amortization of intangibles	369,924	255,294
Loss on extinguishment of debt	1,112,609	-
Changes in operating assets and liabilities:
Accounts receivable	(1,008,254)	1,011,186
Inventory	(47,489)	11,357
Deposits	69,948	(23,600)
Other current assets	(110,755)	142,028
Accounts payable	337,233	616,278
Accrued expenses	(9,294)	516,510
Deferred revenue	(88,756)	(26,810)
Lease liability and deferred rent	(7,920)	-
Net cash (used in) provided by operating activities	(1,968,718)	455,250
Cash Flows from Investing Activities
Proceeds from sale of note receivable	-	1,475,000
Capital expenditures	(308,107)	(66,003)
Net cash (used in) provided by investing activities	(308,107)	1,408,997
Cash Flows from Financing Activities
Proceeds from short-term borrowings	753,437	-
Repayments of short-term borrowings	(30,266)	(1,522,162)
Net proceeds from notes payable	3,838,402	-
Payment of preferred dividends	-	(114,908)
Net cash provided by (used in) financing activities	4,561,573	(1,637,070)
Net increase in cash and cash equivalents	2,284,748	227,177
Cash and cash equivalents at beginning of period	2,767,183	1,957,212
Cash and cash equivalents at end of period	$5,051,931	$2,184,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Rekor Systems, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019 and 2018

NOTE 1 – NATURE OF OPERATIONS AND RECAPITALIZATION

Nature of Operations

Rekor Systems, Inc. (the “Company” or “Rekor”), (formerly Novume Solutions, Inc.) was formed in February 2017 to effectuate the mergers of, and become a holding company for KeyStone Solutions, Inc. (“KeyStone”) and Brekford Traffic Safety, Inc. (“Brekford”). For the purposes of this Quarterly Report any references to KeyStone are to KeyStone Solutions, Inc. prior to August 28, 2017 and to KeyStone Solutions, LLC on or after August 28, 2017. On April 26, 2019, the Company changed its name from Novume Solutions, Inc. to Rekor Systems, Inc. For narrative purposes, all references to the Company or Rekor are to Novume Solutions, Inc. prior to April 26, 2019 and to Rekor Systems, Inc. on and after April 26, 2019. On February 28, 2019, the Company changed the name of its wholly owned subsidiary, Brekford Traffic Safety, Inc. to Rekor Recognition Systems, Inc. (“Rekor Recognition”). For narrative purposes, all references to Rekor Recognition before February 28, 2019 are to Brekford Traffic Safety, Inc. and to Rekor Recognition Systems, Inc. on and after February 28, 2019.

In March 2019, Rekor acquired certain assets and certain liabilities of OpenALPR Technology, Inc. (“OpenALPR Technology”) through its subsidiary, OpenALPR Software Solutions, LLC (“OpenALPR”) (see Note 4).

Beginning with the first quarter of 2019, the Company has segmented its services into two operating and reporting groups: the Technology Group; and the Professional Services Group. The following wholly owned subsidiaries are within the Technology Group: Rekor Recognition and OpenALPR. The following wholly owned subsidiaries are within the Professional Services Group: AOC Key Solutions, Inc. (“AOC Key Solutions”); Global Technical Services, Inc. (“GTS”) and Global Contract Professionals; Inc. (“GCP”) (collectively referred to as “Global” or the "Global Entities"); and Firestorm Solutions, LLC and Firestorm Franchising, LLC (collectively referred to as “Firestorm” or “Firestorm Entities”).

For narrative purposes, references to the Company or Rekor include each of its wholly owned subsidiaries. The financial information in this Quarterly Report only includes OpenALPR in the results of operations beginning as of March 12, 2019 (see Note 4).

Technology Group

Rekor Recognition, headquartered in Hanover, Maryland, is a leading public safety technology service provider of fully-integrated artificial intelligence and machine-learning enabled automated license plate recognition (“ALPR”) systems, powered by OpenALPR software to improve the accuracy of license plate reads and to identify the make, model and color of vehicles. Rekor Recognition’s products can be used for law enforcement, security and surveillance, electronic toll collection, parking operations, banking and insurance, logistics, traffic management and customer loyalty. Its solutions include mobile and fixed license plate readers, “Move Over” law enforcement, school bus stop-arm enforcement, red light and speed enforcement, parking enforcement and citation management.

On March 12, 2019, the Company acquired certain assets and assumed certain liabilities of OpenALPR Technology (see Note 4), a software development company. The assets acquired are now held within OpenALPR, headquartered in Hanover, MD. OpenALPR software currently has the capability to analyze video images produced by almost any Internet Protocol camera and to identify vehicle license plates from over 70 countries while also providing the vehicle’s make, model and color.

Professional Services Group

AOC Key Solutions is based in Chantilly, Virginia and provides consulting and technical support services to assist clients seeking U.S. federal government contracts in the technology, telecommunications, defense, and aerospace industries.

Global is headquartered in Fort Worth, Texas, and provides the defense and the aerospace industry with experienced maintenance and modification specialists. Global provides specialized contract personnel, temp-to-hire professionals, direct hires, and temporary or seasonal hires to a diverse group of companies.

Firestorm provides services related to crisis management, crisis communications, emergency response, and business continuity and other emergency, crisis and disaster preparedness initiatives. Its BC Management division is an executive search firm for business continuity, disaster recovery, crisis management and risk management professionals and a provider of business continuity research with annual studies covering compensation assessments, program maturity effectiveness, event impact management reviews, IT resiliency and critical supply analyses. Its Secure Education division is comprised of an expert team of highly trained, former U.S. Secret Service Agents and assists clients by designing customized plans, conducting security assessments, delivering training, and responding to critical incidents.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Rekor, the parent company, and its wholly owned subsidiaries: Rekor Recognition, OpenALPR, AOC Key Solutions, Global and Firestorm. The financial results of OpenALPR are included in the results of operations beginning as of March 12, 2019 (see Note 4).

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

Going Concern Assessment

For all annual and interim periods, management will assess going concern uncertainty in the Company’s consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans and external bank lines of credit, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

The Company has generated losses since its inception in August 2017 and has relied on cash on hand, external bank lines of credit, the sale of a note, debt financing and a public offering of its common stock to support cashflow from operations. The Company attributes losses to merger costs, public company corporate overhead and investments made by some of its subsidiary operations. As of, and for the three months ended March 31, 2019, the Company had working capital of approximately $4.8 million and a net loss of approximately $2.9 million. The Company’s net cash position was increased by approximately $4 million in March 2019 by the issuance of $20 million senior secured notes, of which $5 million was non-cash, offset by $7 million of cash paid for the acquisition of OpenALPR Technology, and approximately $4 million related to the extinguishment of debt and associated fees (see Notes 4 and 8).

Management believes that based on relevant conditions and events that are known and reasonably knowable, its current forecasts and projections, for one year from the date of the filing of the consolidated financial statements in this Quarterly Report on Form 10-Q, indicate the Company’s ability to continue operations as a going concern for that one-year period. The Company is actively monitoring its operations, cash on hand and working capital. The Company has contingency plans to reduce or defer expenses and cash outlays should operations weaken in the look-forward period or additional financing, if needed, is not available.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with the maturity of three months or less to be cash equivalents.

Rekor Recognition makes collections on behalf of certain client jurisdictions. Cash balances designated for these client jurisdictions as of March 31, 2019 and December 31, 2018 were $577,408 and $608,557, respectively, and correspond to equal amounts of related accounts payable.

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

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also considers recording as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, the Company determined that an allowance for loss of $45,560 and $24,405 was required as of March 31, 2019 and December 31, 2018, respectively.

Accounts receivable as of March 31, 2019 and December 31, 2018 included $1,672,178 and $1,124,705 in unbilled contracts, respectively, related to work performed in the period in which the receivable was recorded. The amounts were billed in the subsequent period.

Inventory

Inventory principally consists of parts held temporarily until installed for service. Inventory is valued at the lower of cost or market value. The cost is determined by the lower of first-in, first-out (“FIFO”) method, while market value is determined by replacement cost for components and replacement parts.

Other Current Assets, Net

Other assets are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as necessary. Other assets includes a balance due of $134,818 incurred in connection with a prior financing activity. The balance due remains outstanding as of March 31, 2019 and the Company continues to carry a valuation allowance of $134,818 as of March 31, 2019.

Property and Equipment

The cost of furniture and fixtures and equipment is depreciated over the useful lives of the related assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the lease. Depreciation and amortization is recorded on the straight-line basis.

The range of estimated useful lives used for computing depreciation are as follows:

Furniture and fixtures	2 - 10 years
Office equipment	2 - 5 years
Leasehold improvements	3 - 15 years
Internally-developed software	3 - 5 years
Automobiles	3 - 5 years
Camera systems	3 years

The Company capitalizes eligible costs related to internally-developed software which were incurred during the application development stage, in accordance with ASC 985-20. In accordance with ASC 985-20, capitalized internally-developed software costs, net, not yet placed in service were $1,108,157 and $913,455 as of March 31, 2019 and December 31, 2018, respectively. The Company anticipates placing this internally-developed software into service in the second quarter of 2019.

Repairs and maintenance are expensed as incurred. Expenditures for additions, improvements and replacements are capitalized. Depreciation and amortization expense for the three months ended March 31, 2019 and 2018 was $71,148 and $82,039, respectively.

Business Combination

Management conducts a valuation analysis on the tangible and intangible assets acquired and liabilities assumed at the acquisition date thereof. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The Company allocates a portion of the purchase price to the fair value of identifiable intangible assets. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.

The Company recorded intangible assets for the acquisitions that occurred in 2018 and 2019. The Secure Education Consultants, Inc. (“Secure Education”) and OpenALPR Technology acquisitions were business combinations, which created both book and tax bases in non-goodwill intangible assets. Secure Education’s acquisition resulted in $0.4 million of non-goodwill intangible assets. The acquisition of OpenALPR Technology resulted in $11.8 million of technology-based intangibles.

Goodwill and Other Intangibles

In applying the acquisition method of accounting, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Identifiable intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Identifiable intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment, if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment within one year of acquisitions or annually as of October 1, and whenever indicators of impairment exist. The fair value of intangible assets is compared with their carrying values, and an impairment loss would be recognized for the amount by which a carrying amount exceeds its fair value. No impairments have been recorded through March 31, 2019.

Acquired identifiable intangible assets are amortized over the following periods:

Acquired intangible Asset	Amortization Basis	Expected Life (years)
Customer-Related	Straight-line basis	5-15
Marketing-Related	Straight-line basis	4
Technology-Based	In line with underlying cash flows or straight-line basis	3-5

Revenue Recognition

The Company recognizes revenues for the provision of services when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the fee is fixed or determinable and the collectability of the related revenue is reasonably assured. The Company principally derives revenues from fees for services generated on a project-by-project basis. Revenues for time-and-materials contracts are recognized based on the number of hours worked by the employees or consultants at an agreed-upon rate per hour set forth in the Company’s contracts or purchase orders. Revenues related to firm-fixed-price contracts are primarily recognized upon completion of the project as these projects are typically short-term in nature. Revenue from the sale of individual franchises is recognized when the contract is signed and collectability is assured, unless the franchisee is required to perform certain training before operations commence. The franchisor has no obligation to the franchisee relating to store development and the franchisee is considered operational at the time the franchise agreement is signed or when required training is completed, if applicable. Royalties from individual franchises are earned based upon the terms in the franchising agreement, which are generally the greater of $1,000 or 8% of the franchisee’s monthly gross sales.

For automated traffic safety enforcement revenue, the Company recognizes revenue when the required collection efforts, from citizens, are completed and posted to the municipality’s account. The respective municipality is then billed depending on the terms of the respective contract, typically 15 days after the preceding month while collections are reconciled. For contracts where the Company receives a percentage of collected fines, revenue is calculated based upon the posted payments from citizens multiplied by the Company’s contractual percentage. For contracts where the Company receives a specific, fixed monthly fee, regardless of citations issued or collected, revenue is recorded once the amount collected from citizens exceeds the monthly fee per camera. Rekor Recognition’s fixed-fee contracts typically have a revenue neutral provision whereby the municipality’s payment to Rekor Recognition cannot exceed amounts collected from citizens within a given month. OpenALPR generates revenue through a variety of services and products. Software license revenue is recognized at the time of delivery, while related maintenance service revenue is recognized over the period of performance. Cloud service software license revenue is offered as a fixed quantity over a specified term, for which revenue is recognized ratably.

Advertising

The Company expenses all non-direct-response advertising costs as incurred. Such costs were not material for the three months ended March 31, 2019 and 2018.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual amounts may differ from these estimates. On an on-going basis, the Company evaluates its estimates, including those related to collectability of accounts receivable, fair value of debt and equity instruments, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Income Taxes

Income tax expense consists of U.S. federal and state income taxes. The Company is required to pay income taxes in certain state jurisdictions. Historically, AOC Key Solutions and GCP initially elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, neither AOC Key Solutions nor GCP paid federal corporate income tax, and in most instances state income tax, on its taxable income. AOC Key Solutions revoked its S Corporation election upon the March 15, 2016 merger with KeyStone and GCP revoked its S Corporation election upon the acquisition by the Company, and are therefore, subject to corporate income taxes. Firestorm is a single-member LLC with KeyStone as the sole member.

The Company uses the liability method of accounting for income taxes as set forth in the authoritative guidance for accounting for income taxes. This method requires an asset and liability approach for the recognition of deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Management has evaluated the recoverability of the net deferred income tax assets and the level of the valuation allowance required with respect to such net deferred income tax assets. After considering all available facts, the Company fully reserved for its net deferred tax assets, except for the any deferred tax liability associated with indefinite-lived goodwill or non-goodwill intangibles, because management believes that it is more-likely-than-not that their benefits will not be realized in future periods. The Company will continue to evaluate its net deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s net deferred income tax assets satisfy the realization standard, the valuation allowance will be reduced accordingly.

The tax effects of uncertain tax positions are recognized in the consolidated financial statements only if the position is more-likely-than-not to be sustained on audit, based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized. It is the Company’s accounting policy is to account for ASC 740-10-related penalties and interest as a component of the income tax provision in the consolidated statements of operations and comprehensive loss.

As of March 31, 2019 and December 31, 2018, the Company’s evaluation revealed no uncertain tax positions that would have a material impact on the financial statements. The 2016 through 2018 tax years remain subject to examination by the IRS, as of March 31, 2019. Management does not believe that any reasonably possible changes will occur within the next twelve months that will have a material impact on the financial statements.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Act”) was enacted, which changes U.S. tax law and includes various provisions that impact the Company. The 2017 Act effects the Company by changing U.S. tax rates, increasing the Company’s ability to use accumulated net operating losses generated after December 31, 2017, and limiting the Company’s ability to deduct interest.

Equity-Based Compensation

The Company recognizes equity-based compensation based on the grant-date fair value of the award on a straight-line basis over the requisite service period, net of estimated forfeitures. Total equity-based compensation expense included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2019 and 2018 was $62,852 and $112,455, respectively.

The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires the use of subjective assumptions, including the fair value and projected volatility of the underlying common stock and the expected term of the award.

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions during the three months ended March 31, 2019:

For the Three Months Ended March 31, 2019
Risk-free interest rate	2.18%
Expected term	2.5 - 6.0 years
Volatility	83.80%
Dividend yield	0%
Estimated annual forfeiture rate at time of grant	0 - 30%

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value as of March 31, 2019 and December 31, 2018 because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value as of March 31, 2019 and December 31, 2018, given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

The determination of fair value is based upon the fair value framework established by Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. ASC 820 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

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

The Company’s goodwill and other intangible assets are measured at fair value on a recurring and non-recurring basis, respectively, using Level 2 and Level 3 inputs.

The Company has concluded that its Series A Preferred Stock is a Level 3 financial instrument and that the fair value approximates the carrying value, which includes the accretion of the discounted interest component through March 31, 2019. There were no changes in levels during the three months ended March 31, 2019 and 2018.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. Concentrations of credit risk with respect to accounts receivable are minimal due to the collection history and due to the nature of the Company’s client base. The Company limits its credit risk with respect to cash by maintaining cash balances with high-quality financial institutions. At times, the Company’s cash may exceed U.S. federally-insured limits, and as of March 31, 2019 and December 31, 2018, the Company had $4,500,382 and $2,176,907, respectively, of cash and cash equivalents on deposit that exceeded the federally-insured limit.

Earnings per Share

Basic earnings per share, or EPS, is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and potentially dilutive securities outstanding during the period, except for periods of net loss for which no potentially dilutive securities are included because their effect would be anti-dilutive. Potentially dilutive securities consist of common stock issuable upon exercise of stock options or warrants using the treasury stock method. Potentially dilutive securities issuable upon conversion of the Series A and Series B Preferred Stock (see Note 10) are calculated using the if-converted method.

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

Segment Reporting

The Financial Accounting Standards Board (“FASB”) ASC Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. Beginning with the first quarter of 2019, the Company changed its operating and reportable segments from one segment to two segments: the Technology Group and the Professional Services Group. The two segments reflect the Company’s separate focus on technology products and services verses professional services.

The Company’s Technology Group includes the wholly owned subsidiaries Rekor Recognition and OpenALPR. The Professional Services Group includes wholly owned subsidiaries AOC Key Solutions, Global and Firestorm. See Note 3 for further details on the Company’s reportable segments.

New Accounting Pronouncements

Recently Issued Accounting Pronouncements

Not Yet Adopted

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company is currently evaluating the effect that ASU 2018-13 will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). To simplify the subsequent measurement of goodwill, ASU 2017-04 requires only a single-step quantitative test to identify and measure impairment based on the excess of a reporting unit's carrying amount over its fair value. A qualitative assessment may still be completed first for an entity to determine if a quantitative impairment test is necessary. ASU 2017-04 is effective for fiscal year 2021 and is to be adopted on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will test goodwill for impairment within one year of the acquisition or annually as of October 1, and whenever indicators of impairment exist. The Company is currently evaluating the effect that ASU 2017-04 will have on its financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.

There are currently no other accounting standards that have been issued, but not yet adopted, that will have a significant impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

Recently Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. Effective January 1, 2019, the Company adopted ASU 2016-02, as amended, which requires lessees to recognize a right-of-use (“ROU”) lease assets and lease liability on the balance sheet for most lease arrangements and expands disclosures about leasing arrangements for both lessees and lessors, among other items. The Company adopted ASU 2016-02 using the optional transition method whereby the Company applied the new lease requirements under ASU 2016-02 through a cumulative-effect adjustment, which after completing our implementation analysis, resulted in no adjustment to its January 1, 2019 beginning retained earnings balance. On January 1, 2019, the Company recognized $920,950 of ROU operating lease assets and $950,927 of operating lease liabilities, including noncurrent operating lease liabilities of $727,513, as a result of adopting this standard. The difference between ROU operating lease assets and operating lease liabilities was primarily due to previously accrued rent expense relating to periods prior to January 1, 2019. As part of its adoption, the Company elected the following practical expedients: the Company has not reassessed whether any expired or existing contracts are or contain leases, the Company has not reassessed lease classification for any expired or existing leases; the Company has not reassessed initial direct costs for any existing leases; and the Company has not separated lease and non-lease components. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements and related disclosures. The comparative periods have not been restated for the adoption of ASU 2016-02.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. ASU 2018-07 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted but no earlier than an entity’s adoption date of Topic 606. The Company adopted the provisions of ASU 2018-07 effective January 1, 2019. Adopting ASU 2018-07 had no impact on the Company’s consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which was further amended in 2015 and 2016 (Topic 606). ASU 2014-09 provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes previous revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the previous revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented (full retrospective method), or apply the requirements in the year of adoption, through a cumulative adjustment (modified retrospective method). The Company adopted Topic 606 effective January 1, 2018 using the modified retrospective method. The adoption of Topic 606 resulted in the following changes: 1) a change to franchisee agreements recorded prior to 2017; and 2) the timing of certain contractual agreements which the Company deemed as immaterial. Revenue recognition related to the Company’s other revenue streams remained substantially unchanged following the adoption of Topic 606 and therefore did not have a material impact on its revenues. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Practical Expedients Election ‒ Costs to Obtain and Fulfill a Contract ‒ The Company’s incremental costs of obtaining a contract consist of sales commissions. As part of adopting Topic 606, the Company elected to use the practical expedient to expense costs to obtain a contract as incurred when the amortization period would have been one year or less. As of March 31, 2019, costs incurred to fulfill contracts in excess of one year have been immaterial to date.

Revenue Recognition ‒ The Company generates substantially all revenues from providing technology products and services and professional services to clients. A single contract could include one or multiple performance obligations. For those contracts that have multiple performance obligations, the Company allocates the total transaction price to each performance obligation based on its relative standalone selling price, which is determined based on our overall pricing objectives, taking into consideration market conditions and other factors.

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
The Company’s revenue by contract type is as follows:

	For the Three Months Ended March 31,
	2019	2018
Revenues
Time and materials	$10,799,306	$10,321,152
Fixed price	817,265	874,202
Franchising	9,650	23,415
Total revenue	$11,626,221	$11,218,769

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
Accounts Receivable, Net ‒ Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $1,672,178 and $1,124,705 are included in this balance as of March 31, 2019 and December 31, 2018, respectively. The payment of consideration related to these unbilled receivables is subject only to the passage of time.

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

The Company determined that an allowance for loss of $45,560 and $24,405 was required as of March 31, 2019 and December 31, 2018, respectively.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. ASU 2017-09 is effective for fiscal year 2019. The update is to be adopted prospectively to an award modified on or after the adoption date. Early adoption is permitted. The Company adopted ASU 2017-09 in 2018 and the impact of the adoption was not material to its consolidated financial statements and related disclosures.

NOTE 3 – INFORMATION ON BUSINESS SEGMENTS

FASB ASC Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. Beginning with the first quarter of 2019, the Company changed its operating and reportable segments from one segment to two segments: the Technology Group and the Professional Services Group. The two segments reflect the Company’s separate focus on technology products and services versus professional services.

The Company’s Technology Group includes wholly owned subsidiaries Rekor Recognition and OpenALPR. The financial results of OpenALPR are included beginning as of March 12, 2019 (see Note 4). The Professional Services Group includes wholly owned subsidiaries AOC Key Solutions, Global, and Firestorm. The Company provides general corporate services to its segments, however, these services are not considered when making operating decisions and assessing segment performance. These services are reported as “Corporate Services” below and these include costs associated with executive management, financing activities and public company compliance.

Summarized financial information concerning the Company’s reportable segments is presented below:

	For the Three Months Ended March 31,
	2019	2018
Revenue:
Technology group	$1,009,843	$874,202
Professional services group	10,616,378	10,344,567
Total revenue	$11,626,221	$11,218,769

Cost of revenue:
Technology group	$490,110	$327,796
Professional services group	8,032,445	7,806,240
Total cost of revenue	$8,522,555	$8,134,036

Gross profit:
Technology group	$519,734	$546,406
Professional services group	2,583,933	2,538,327
Total gross profit	$3,103,666	$3,084,733

Selling, general and administrative expenses:
Technology group	$718,473	$804,421
Professional services group	2,863,950	2,913,655
Corporate expenses	987,341	1,562,874
Total operating expenses	$4,569,764	$5,280,950

Loss from operations:
Technology group	$(198,739)	$(258,015)
Professional services group	(280,018)	(375,327)
Corporate expenses	(987,341)	(1,562,874)
Total loss from operations	$(1,466,098)	$(2,196,216)

NOTE 4 – ACQUISITIONS

Secure Education Consultants Acquisition

On January 1, 2018, the Company completed its acquisition of certain assets of Secure Education through Firestorm. Consideration paid as part of this acquisition included: $99,197 in cash; 33,333 shares of Rekor common stock valued at $163,332; warrants to purchase 33,333 shares of Rekor common stock, exercisable over a period of five years, at an exercise price of $5.44 per share, valued at $65,988; and warrants to purchase 33,333 of Rekor common stock, exercisable over a period of five years, at an exercise price of $6.53 per share, valued at $57,484.

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

OpenALPR Acquisition

On November 14, 2018, the Company entered into an Asset Purchase Agreement (the “OpenALPR Purchase Agreement”) by and among the Company, OpenALPR Technology and Matthew Hill pursuant to which the Company agreed to purchase all of the assets of OpenALPR Technology and its subsidiaries, except for certain excluded assets, and assumed certain liabilities as provided for in the OpenALPR Purchase Agreement. The Company agreed to pay $15,000,000, subject to certain adjustments, provided that OpenALPR Technology could elect to receive up to 1,000,000 shares of the Company’s common stock, par value, $0.0001 per share, in lieu of up to $5,000,000 in cash valued at a price per share of $5.

On February 15, 2019, the Company entered into Amendment No. 1 to the OpenALPR Purchase Agreement, pursuant to which the parties agreed to amend the Base Purchase Price to $7,000,000, subject to adjustment after closing, issue a promissory note in the amount of $5,000,000, and issue 600,000 shares of Rekor common stock as consideration for the acquisition of OpenALPR Technology’s assets.

On March 8, 2019, the Company entered into Amendment No. 2 to the OpenALPR Asset Purchase Agreement which eliminated the working capital adjustment set forth in the OpenALPR Asset Purchase Agreement, as amended, and replaced it with an adjustment for prepaid maintenance contracts.

On March 12, 2019, the Company completed the acquisition of certain assets of OpenALPR Technology and assumed certain liabilities. (the “OpenALPR Acquisition”). Consideration paid as part of the OpenALPR Acquisition was: $7,000,000 in cash, subject to adjustment after closing; 600,000 shares of Rekor common stock, valued at $396,600; and $5,000,000 of the 2019 Promissory Notes (see Note 8) principal amount, together with an accompanying warrant to purchase 625,000 shares of Rekor common stock, exercisable over a period of five years, at an exercise price of $0.74 per share, valued at $208,125 (“March 2019 Warrants” see Note 8). As the OpenALPR Technology acquisition has recently been completed, the Company is currently in the process of completing the purchase price allocation treating the OpenALPR Technology acquisition as a business combination.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date. Since the acquisition of OpenALPR Technology occurred on March 12, 2019, the results of operations for OpenALPR Technology from the date of acquisition have been included in the Company’s consolidated statement of operations for the three months ended March 31, 2019. The table below shows the breakdown related to the preliminary purchase price allocation for the OpenALPR Technology acquisition:

Assets acquired	$939,127
Liabilities acquired	(387,599)
Net assets acquired	551,527
Less intangible assets	11,845,073
Consideration paid (see below)	(12,396,600)
Net goodwill recorded	$-

Cash consideration	$7,000,000
Note payable	5,000,000
Common stock consideration	396,600
Total acquisition consideration	$12,396,600

Hill Employment Agreement

On November 14, 2018, concurrent with the execution of the OpenALPR Purchase Agreement, the Company entered into an employment agreement with Matthew Hill (the “Hill Employment Agreement”) which became effective as of March 12, 2019, the closing date of the OpenALPR Purchase Agreement. Pursuant to the Hill Employment Agreement, Mr. Hill began serving as the Company’s Chief Science Officer. The Hill Employment Agreement provides for a term of three years, unless earlier terminated pursuant to the terms thereof, which term renews for additional one-year terms until terminated upon 90-days advance notice. Mr. Hill will earn an annual base salary of $165,000.

Either party may terminate the Hill Employment Agreement with or without cause with notice as contemplated by the Hill Employment Agreement, provided however, if Mr. Hill resigns, he shall provide the Company with at least six months prior written notice. The Hill Employment Agreement provides for the payment of severance under certain circumstances as outlined therein.

Operations of Combined Entities

The following unaudited pro forma combined financial information gives effect to the acquisition of Secure Education and OpenALPR Technology as if they were consummated as of January 1, 2018. This unaudited pro forma financial information is presented for information purposes only and is not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2018 (the beginning of the earliest period presented) or to project potential operating results as of any future date or for any future periods.

	Three Months Ended March 31,
	2019	2018
Revenues	$12,595,218	$11,421,765
Net income (loss)	$(2,067,077)	$(2,104,936)
Basic earnings (loss) per share	$(0.12)	$(0.16)
Diluted earnings (loss) per share	$(0.12)	$(0.16)

Basic Number of Shares	19,367,619	15,130,030
Diluted Number of Shares	19,367,619	15,130,030

NOTE 5 – INVESTMENT AT COST AND NOTES RECEIVABLE

The Company owns a minority interest of 19.1% of Global Public Safety, LLC (“Global Public Safety”). The Company is accounting for this as an investment at cost. The Company recorded an impairment of $262,140 related to the investment in Global Public Safety for the year end December 31, 2018.

In February 2018, the Company sold a $2,000,000 promissory note that it had acquired in connection with the acquisition of Rekor Recognition. The current portion of notes receivable was $0 as of March 31, 2019 and December 31, 2018. In connection with the sale, the Company indemnified the unrelated third-party buyer for any amount of principal and interest not paid by LB&B Associates, Inc.

NOTE 6 – IDENTIFIABLE INTANGIBLE ASSETS

The following provides a breakdown of identifiable intangible assets as of March 31, 2019:

	Customer Relationships	Marketing Related	Technology Based	Total
Identifiable intangible assets, gross	$5,588,677	$730,000	$11,928,485	$18,247,162
Accumulated amortization	(1,542,535)	(280,345)	(114,630)	(1,937,510)
Identifiable intangible assets, net	$4,046,142	$449,655	$11,813,855	$16,309,652

With the acquisition of Secure Education, the Company identified customer relationships and marketing-related intangibles of $386,801. With the acquisition of OpenALPR Technology, the Company identified technology-based intangibles of $11,845,073 in its preliminary purchase price allocation. These assets are being amortized on a straight-line basis over their weighted average estimated useful life of 5.7 years and amortization expense amounted to $369,924 and $255,294 for the three months ended March 31, 2019 and 2018, respectively.

As of March 31, 2019, the estimated annual amortization expense for each of the next five fiscal years and thereafter is as follows:

2019	$2,563,497
2020	3,417,996
2021	3,365,794
2022	2,614,122
2023	2,523,612
Thereafter	1,824,631
Total	$16,309,652

NOTE 7 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended March 31,
	2019	2018
Cash paid for interest	$266,601	$59,857
Cash paid for taxes	$-	$-

Business Combinations:
Current assets	$939,127	$-
Intangible assets	$11,845,073	$386,001
Acquisition of OpenALPR Technology	$(12,000,000)	$-
Deferred revenue	$(387,599)	$-
Issuance of common stock	$(396,600)	$(163,332)
Issuance of common stock warrants	$-	$(123,472)
Financing:
Notes payable	$21,000,000	$-
Debt discount financing costs	$(2,599,193)	$-
Extinguishment of debt	$(1,112,609)	$-
Repayment of notes payable and interest expense, net of debt discount	$(2,515,739)	$-
Investment in OpenALPR Technology	$(12,000,000)	$-
Issuance of warrants in conjunction with notes payable	$705,943
Accounts Payable	$360,000	$-
Adoption of ASC-842 Lease Accounting:
Right-of-use lease asset	$920,950	$-
Deferred rent	$29,976	$-
Lease liability	$(950,926)	$-

On January 5, 2018, April 6, 2018 and July 9, 2018, the Company paid cash dividends of $87,907 to shareholders of record of Series A Preferred Stock as of the end of the previous month. On September 30, 2018, December 31, 2018 and March 31, 2019, the Company accrued dividends of $87,907 to these Preferred Stock shareholders and did not pay dividends in cash. Accrued dividends payable to Series A Preferred Stock shareholders were $263,722 and $175,814 as of March 31, 2019 and December 31, 2018, respectively.

On January 5, 2018, April 6, 2018 and July 9, 2018, the Company paid cash dividends of $27,001 to shareholders of record of Series B Preferred Stock as of the end of the previous month. On September 30, 2018, December 31, 2018 and March 31, 2019, the Company accrued dividends of $27,001 to these Preferred Stock shareholders and did not pay dividends in cash. Accrued dividends payable to Series B Preferred Stock shareholders were $81,003 and $54,002 as of March 31, 2019 and December 31, 2018, respectively.

NOTE 8 – DEBT

Line of Credit

Global has revolving lines of credit with Wells Fargo Bank National Association (“WFB”) (“Wells Fargo Credit Facilities”). WFB agreed to advance to Global, 90% of all eligible accounts with a maximum facility amount of $5,000,000. Interest is payable under the Wells Fargo Credit Facilities at a monthly rate equal to the Three-Month LIBOR, (as such term is defined under the Wells Fargo Credit Facilities), in effect from time to time plus 3%, plus an additional margin of 3%. Payment of the revolving lines of credit is secured by the accounts receivable of Global. The current term of the Wells Fargo Credit Facilities run through December 31, 2019, with automatic renewal terms of 12 months. WFB or Global may terminate the Wells Fargo Credit Facilities upon at least 60 days’ written notice prior to the last day of the current term. The principal balance as of March 31, 2019 and December 31, 2018 was $2,046,043 and $1,094,766, respectively. As part of the agreements for the Wells Fargo Credit Facilities, Global must maintain certain financial covenants. Global met all such financial covenant requirements for the three months ended March 31, 2019.

On November 12, 2017, AOC Key Solutions entered into an Account Purchase Agreement and related agreements (the “AOC Wells Agreement”) with WFB. Pursuant to the AOC Wells Agreement, AOC Key Solutions agreed to sell and assign to WFB all of its Accounts (as such term is defined in Article 9 of the Uniform Commercial Code), constituting accounts arising out of sales of Goods (as such term is defined in Article 9 of the Uniform Commercial Code) or rendition of services that WFB deems to be eligible for borrowing under the AOC Wells Agreement. WFB agreed to advance to AOC Key Solutions, 90% of all eligible accounts with a maximum facility amount of $3,000,000. Interest is payable under the AOC Wells Agreement at a monthly rate equal to the Daily One Month LIBOR, (as such term is defined under the AOC Wells Agreement), in effect from time to time plus 5%. The AOC Wells Agreement also provides for a deficit interest rate equal to the then applicable interest rate plus 50% and a default interest rate equal to the then applicable interest rate or deficit interest rate, plus 50%. The initial term of the AOC Wells Agreement runs through December 31, 2018 (the “Initial Term”), with automatic renewal terms of 12 months (the “Renewal Term”), commencing on the first day after the last day of the Initial Term. The current term of the AOC Wells Agreement runs through December 31, 2019. AOC Key Solutions may terminate the AOC Wells Agreement upon at least 60 days’ prior written notice, but no more than 120 days’ written notice, prior to and effective as of the last day of the Initial Term or the Renewal Term, as the case may be. WFB may terminate the AOC Wells Agreement at any time and for any reason upon 30 days’ written notice or without notice upon the occurrence of an Event of Default (as such term is defined in the AOC Wells Agreement) after the expiration of any grace or cure period. The principal balance as of March 31, 2019 and December 31, 2018 was $368,606 and $566,447, respectively. As part of the AOC Wells Agreement, AOC Key Solutions must maintain certain financial covenants. AOC Key Solutions met all such financial covenant requirements for the three months ended March 31, 2019.

Long-Term Debt

On March 16, 2016, the Company entered into a Subordinated Note and Warrant Purchase Agreement (the “Avon Road Note Purchase Agreement”) pursuant to which $500,000 in subordinated debt (the "Avon Road Note") was issued by the Company to Avon Road Partners, L.P. (“Avon Road”), an affiliate of Robert Berman, the Company’s President and CEO and a member of the Company’s Board of Directors. The Avon Road Subordinated Note Warrants had an expiration date of March 16, 2019.

On March 12, 2019, the $500,000 balance due on the Avon Road Note was retired in its entirety from the proceeds of the 2019 Promissory Notes (see below).

On January 25, 2017, pursuant to the terms of its acquisition of Firestorm, the Company issued $1,000,000 in the aggregate of unsecured, subordinated promissory notes with interest payable over five years $500,000 of the notes are payable at an interest rate of 2% and the remaining note is payable at an interest rate of 7%. The notes mature on January 25, 2022. The balance of these notes payable was $947,531 and $938,272, net of unamortized interest, as of March 31, 2019 and December 31 2018, respectively, to reflect the amortized fair value of the notes issued due to the difference in interest rates of $52,469 and $61,728, respectively.

On April 3, 2018, the Company and Rekor Recognition entered into a transaction pursuant to which an institutional investor (the “2018 Lender”) loaned $2,000,000 to the Company and Rekor Recognition (the “2018 Promissory Note”). The loan was originally due and payable on May 1, 2019 and bears interest at 15% per annum, with a minimum of 15% interest payable if the loan is repaid prior to May 1, 2019. In addition, the Company issued 35,000 shares of common stock to the 2018 Lender, which shares contain piggy-back registration rights. If the shares are not registered on the next selling shareholder registration statement, the Company will be obligated to issue an additional 15,000 shares to the 2018 Lender. Upon the sale of Rekor Recognition or its assets, the 2018 Lender was entitled to receive 7% of any proceeds received by the Company or Rekor Recognition in excess of $5 million (the “Lender’s Participation”). In addition, commencing January 1, 2020, the 2018 Lender shall be paid 7% of Rekor Recognition’s earnings before interest, taxes, depreciation and amortization, less any capital expenditures, which amount would be credited for any payments that might ultimately be paid to the 2018 Lender as its Lender’s Participation, if any. At April 3, 2018, the fair value of shares issued was $126,000. On October 24, 2018, the Company and Rekor Recognition entered into a note amendment with the 2018 Lender by which the maturity date of the note was extended to May 1, 2020 (the “2018 Promissory Note Amendment”). The 2018 Promissory Note Amendment further provided for payment of interest through May 1, 2019, if the principal was repaid before May 1, 2019. At October 24, 2018, an additional $62,500 fee was paid as consideration for extending the maturity date to May 1, 2020 and designated as financing costs related to the 2018 Promissory Note Amendment. Amortized financing cost for the three months ended March 31, 2019 and 2018 was determined to be $31,425 and $96,378, respectively, is included in interest expense. The 2018 Promissory Note has an effective interest rate of 19.5%. On March 12, 2019, the $2,000,000 balance due on the 2018 Promissory Note was retired in its entirety and Rekor paid to the 2018 Lender $1,050,000 of consideration for the Lender’s Participation and $75,000 of interest due through May 1, 2019. All amounts paid were obtained from the proceeds of the 2019 Promissory Notes (see below). The 2018 Lender consideration of $1,050,000 for the Lender’s Participation and unamortized financing costs of $62,609 are recorded as extinguishment of debt of $1,112,609 for the three months ended March 31, 2019.

2019 Promissory Notes

On March 12, 2019, Rekor entered into a note purchase agreement pursuant to which investors, including OpenALPR Technology (see Note 4), (the “2019 Lenders”) loaned $20,000,000 to Rekor (the “2019 Promissory Notes”) and the Company issued to the 2019 Lenders warrants to purchase 2,500,000 shares of Rekor common stock (the “March 2019 Warrants”). The loan is due and payable on March 11, 2021 and bears interest at 16% per annum, of which at least 10% per annum shall be paid in cash. The full remaining portion of all interest, if any, shall accrue and be paid-in-kind. The notes also require a premium, if paid before the maturity date, a $1,000,000 exit fee due at maturity, and compliance with affirmative, negative and financial covenants, including a fixed charge ratio, minimum liquidity and maximum capital expenditures, as defined. Transaction costs were approximately $403,250 for a work fee payable over 10 months, $290,000 in legal fees and a $200,000 closing fee. The loan is secured by a security interest in substantially all of the assets of Rekor. The March 2019 Warrants are exercisable over a period of five years, at an exercise price of $0.74 per share, and are valued at $705,943. The warrants are exercisable commencing March 12, 2019 and expire on March 12, 2024. The 2019 Promissory Notes has an effective interest rate of 24.87%.

The principal amounts due for long-term notes payable described above and a minor equipment note payable are shown below as of March 31, 2019:

	Short-term	Long-term	Total
2019	$34,051	$-	$34,051
2020	-	4,665	4,665
2021	-	21,004,959	21,004,959
2022	-	1,005,273	1,005,273
2023	-	10,491	10,491
Total	34,051	22,025,388	22,059,439

Less unamortized interest	-	(52,469)	(52,469)
Less unamortized financing costs	-	(2,547,968)	(2,547,968)
	34,051	19,424,951	19,459,002
Current portion of long-term debt	(34,051)	-	(34,051)
Long-term debt	$-	$19,424,951	$19,424,951

NOTE 9 – INCOME TAXES

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

The 2017 Act changes U.S. tax law and includes various provisions that impact our company. The 2017 Act effects our company by changing U.S. tax rates, increasing the Company’s ability to utilize accumulated net operating losses generated after December 31, 2017, and impacts the estimates of our deferred tax assets and liabilities.

The Company’s income tax provision for the three months ended March 31, 2019 and 2018 was $11,761 and $0, respectively. The increase in the tax expense is primarily related to state minimum taxes and the state of Texas gross receipts tax. The Company established a valuation allowance against deferred tax assets during 2017 and has continued to maintain a full valuation allowance through the three months ended March 31, 2019.

The Company files income tax returns in the United States and in various state and foreign jurisdictions. No U.S. Federal, state or foreign income tax audits were in process as of March 31, 2019.

Management has evaluated the recoverability of the net deferred income tax assets and the level of the valuation allowance required with respect to such net deferred income tax assets. After considering all available facts, the Company fully reserved for its net deferred tax assets because management believes that it is more-likely-than-not that their benefits will not be realized in future periods. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s net deferred income tax assets satisfy the realization standard, the valuation allowance will be reduced accordingly.

For the three months ended March 31, 2019 the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2015 through 2018 tax years remain subject to examination by the IRS.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $0.0001 par value. As of March 31, 2019 and December 31, 2018, the issued and outstanding common shares of Rekor were 19,367,619 and 18,767,619, respectively.

In January 2018, the Company issued 33,333 shares of Rekor common stock as consideration as part of its acquisition of Secure Education.

In April 2018, the Company issued 35,000 shares of Rekor common stock as additional consideration to the 2018 Lender in connection with the 2018 Promissory Note.

As part of its acquisition of Brekford on August 29, 2017, the Company assumed warrants to purchase 56,000 shares of Rekor common stock (the “Brekford Warrants”) (see Note 11). Effective October 16, 2018, the Company entered into exchange agreements with holders of the Brekford Warrants pursuant to which the Company issued to the holders an aggregate of 96,924 shares of common stock in exchange for the return of the warrants to the Company for cancellation.

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

In the event the Company’s common stock were to be delisted from the Nasdaq, management expects that it would be traded on the OTCQB or OTCQX, which are unorganized, inter-dealer, over-the-counter markets which provides significantly less liquidity than the Nasdaq or other national securities exchanges.

For the year ended December 31, 2018, the Company issued 13,998 shares of Rekor common stock related to the exercise of common stock options.

On February 15, 2019, the Company entered into Amendment No. 1 to the OpenALPR Purchase Agreement, pursuant to which the Company agreed to issue 600,000 shares of Rekor common stock as partial consideration for the acquisition of the assets of OpenALPR Technology. On March 12, 2019, the Company issued 600,000 shares of Rekor common stock pursuant to the acquisition of OpenALPR Technology.

For the three months ended March 31, 2019 and 2018, the Company issued 600,000 and 33,333 shares of Rekor common stock, respectively. For the three months ended March 31, 2019 and 2018, no options were exercised related to common stock.

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

Series A Cumulative Convertible Redeemable Preferred Stock

Of the 2,000,000 authorized shares of preferred stock, 505,000 shares are designated as $0.0001 par value Series A Cumulative Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”). The holders of Series A Preferred Stock are entitled to quarterly dividends of 7.0% per annum per share. The holders of Series A Preferred Stock have a put right to convert each share into common stock at an initial conversion price and a specified price which increases annually based on the passage of time beginning in November 2019. The holders of Series A Preferred Stock also have a put right after 60 months from the issuance date to redeem any or all of the Series A Preferred Stock at a redemption price of $15.00 per share plus any accrued but unpaid dividends. The Company has a call right after 36 months from the issuance date to redeem all of the Series A Preferred Stock at a redemption price which increases annually based on the passage of time beginning in November 2019. The Series A Preferred Stock contains an automatic conversion feature based on a qualified initial public offering in excess of $30,000,000 or a written agreement by at least two-thirds of the holders of Series A Preferred Stock at an initial conversion price and a specified price which increases annually based on the passage of time beginning in November 2016. Based on the terms of the Series A Preferred Stock, the Company concluded that the Series A Preferred Stock should be classified as temporary equity in the accompanying consolidated balance sheets as of March 31, 2019 and December 31, 2018.

The Company adjusts the value of the Series A Preferred Stock to redemption value at the end of each reporting period. The adjustment to the redemption value is recorded through additional-paid-in-capital of $178,501 and $155,343 for the three months ended March 31, 2019 and March 31, 2018, respectively.

As of March 31, 2019 and December 31, 2018, 502,327 shares of Series A Preferred Stock were issued and outstanding.

The holders of Series A Preferred Stock are entitled to quarterly cash dividends of $0.175 (7% per annum) per share. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter. On January 5, 2018, April 6, 2018 and July 9, 2018, the Company paid cash dividends of $87,907 to shareholders of record of Series A Preferred Stock as of the end of the previous month. On September 30, 2018, December 31, 2018 and March 31, 2019, the Company accrued dividends of $87,907 to Series A Preferred Stock shareholders of record. Accrued dividends payable to Series A Preferred Stock shareholders were $263,722 and $175,814 as of March 31, 2019 and December 31, 2018, respectively, and are included in accrued expenses on the accompanying condensed consolidated balance sheets.

On February 15, 2019, the Company’s Series A Preferred Stock, which had been designated as securities trading on the OTC Markets OTCQX exchange, was transferred to being designated as trading on the OTC Markets OTCQB exchange.

Series B Cumulative Convertible Preferred Stock

Of the 2,000,000 authorized shares of preferred stock, 240,861 shares are designated as $0.0001 par value Rekor Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). The Series B Preferred Stock has a conversion price of $5.00 per share. Each Series B Preferred Stock has an automatic conversion feature based on the share price of the Company. The holders of Series B Preferred Stock are entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter. On January 5, 2018, April 6, 2018 and July 9, 2018, the Company paid cash dividends of $27,001 to shareholders of record of Series B Preferred Stock as of the end of the previous month. On September 30, 2018, December 31, 2018 and March 31, 2019, the Company accrued dividends of $27,001 to Series B Preferred Stock shareholders of record. Accrued dividends payable to Series B Preferred Stock shareholders were $81,003 and $54,002 as of March 31, 2019 and December 31, 2018, respectively, and are included in accrued expenses on the accompanying condensed consolidated balance sheets.

Warrants

The Company has a total of 3,973,163 and 1,473,163 warrants issued and outstanding as of March 31, 2019 and December 31, 2018, respectively. These warrants are exercisable and convertible for a total of 3,714,491 and 1,214,491 shares of Rekor common stock as of March 31, 2019 and December 31, 2018, respectively. On February 15, 2019, the Company’s Unit Warrants (see Note 10) which had been designated as securities trading on the OTC Markets OTCQX exchange were transferred to the OTC Markets OTCQB exchange.

As part of its acquisition of Brekford on August 29, 2017, the Company assumed Brekford’s obligations with respect to the Brekford Warrants. The exercise price for the Brekford Warrants was $7.50 and they expired on March 31, 2020. Effective October 16, 2018, the Company entered into exchange agreements with holders of the Brekford Warrants pursuant to which the Company issued to the holders an aggregate of 96,924 shares of common stock in exchange for the return of the warrants to the Company for cancellation. As of March 31, 2019 and December 31, 2018, no Brekford Warrants were outstanding. (See Note 11).

As part of a Regulation A Offering in fiscal year 2016 and 2017, the Company issued 502,327 Unit Warrants to the holders of Series A Preferred Stock. The exercise price for these Unit Warrants is $1.03 and they are convertible into a total of 243,655 shares of Rekor common stock. The Unit Warrants expire on November 23, 2023. As of March 31, 2019, and December 31, 2018, there are 502,327 Unit Warrants outstanding.

On March 16, 2016, the Company entered into the Avon Road Note Purchase Agreement, as more fully described in Note 8 above, pursuant to which the Company issued warrants to purchase 121,247 shares of its common stock to Avon Road, an affiliate of Robert Berman, Rekor’s President and CEO and a member of the Company’s Board of Directors. These warrants were exercised on December 11, 2017 for proceeds of $125,006 and there were no Avon Road Subordinated Note Warrants outstanding as of March 31, 2019 and December 31, 2018.

As part of the acquisition of Firestorm on January 24, 2017, the Company issued: warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $2.5744 per share; and warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $3.6083 per share (the “Firestorm Warrants”). The expiration date of the Firestorm Warrants is January 24, 2022. As of March 31, 2019 and December 31, 2018, there were 631,254 Firestorm Warrants outstanding.

Pursuant to its acquisition of BC Management on December 31, 2017, the Company issued: warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $5.44 per share; and warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $6.53 per share (the “BC Management Warrants”). The expiration date of the BC Management Warrants is December 31, 2022. As of March 31, 2019 and December 31, 2018, there were 66,666 BC Management Warrants outstanding.

Pursuant to its acquisition of Secure Education on January 1, 2018, the Company issued: warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $5.44 per share; and warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $6.53 per share (the “Secure Education Warrants”). The expiration date of the Secure Education Warrants is January 1, 2023. As of March 31, 2019 and December 31, 2018, there were 66,666 Secure Education Warrants outstanding.

On November 1, 2018, in connection with an underwritten public offering of its common stock, the Company issued to the underwriters warrants to purchase 206,250 shares of its common stock, exercisable over a period of five years, at an exercise price of $1.00 per share. These warrants have a value of approximately $0.2 million and are exercisable commencing April 27, 2019 and expire on October 29, 2023. As of March 31, 2019 and December 31, 2018, all 206,250 warrants related to the 2018 underwritten public offering remain outstanding.

On March 12, 2019, in connection with the 2019 Promissory Notes, the Company issued warrants to purchase 2,500,000 shares of its common stock, which are immediately exercisable at an exercise price of $0.74 per share, to certain individuals and entities (see Note 8). Of the 2,500,000 warrants, 625,000 were issued as partial consideration for its acquisition of certain assets of OpenALPR Technology (see Note 4).

NOTE 11 – WARRANT DERIVATIVE LIABILITY

As part of its acquisition of Rekor Recognition on August 29, 2017, the Company assumed the Brekford Warrants to purchase 56,000 shares of its common stock (see Note 10). The Brekford Warrants permit the holder to purchase 56,000 shares of the Company’s common stock with an exercise price of $7.50 per share.

The Brekford Warrants exercise price is subject to anti-dilution adjustments that allow for its reduction in the event the Company subsequently issues equity securities, including shares of common stock or any security convertible or exchangeable for shares of common stock, for no consideration or for consideration less than $7.50 a share. The Company accounted for the conversion option of the Brekford Warrants in accordance with ASC Topic 815. Accordingly, the conversion option is not considered to be solely indexed to the Company’s own stock and, as such, was recorded as a liability.

Effective October 16, 2018, the Company entered into exchange agreements with holders of the Brekford Warrants pursuant to which the Company issued to the holders an aggregate of 96,924 shares of common stock in exchange for the return of the warrants to the Company for cancellation and extinguishment of the warrant liability.

NOTE 12 – COMMON STOCK OPTION AGREEMENT

On March 16, 2016, two stockholders of the Company entered into an option agreement with Avon Road (collectively, the “Avon Road Parties”). Under the terms of this agreement Avon Road paid the stockholders $10,000 each (a total of $20,000) for the right to purchase, on a simultaneous and pro-rata basis, up to 4,318,856 shares of Rekor’s common stock owned by those two shareholders at $0.52 per share, which was determined to be the fair value. The option agreement had a two-year term which would have expired on March 16, 2018. On September 7, 2017, the Avon Road Parties entered into an amended and restated option agreement which extended the right to exercise the option up to and including March 21, 2019 (the “Amended and Restated Option Agreement”). Pursuant to the Amended and Restated Option Agreement, Avon Road exercised the option to purchase 4,318,856 shares of Rekor’s common stock.

NOTE 13 – OPERATING LEASES

The Company leases facilities for office space in various locations throughout the United States. The office leases have remaining lease terms of one to five years, some of which include options to terminate within one year.

Effective January 1, 2019, the Company adopted Topic 842, as amended, which requires lessees to recognize a ROU asset and lease liability on the balance sheet for most lease arrangements and expands disclosures about leasing arrangements for both lessees and lessors, among other items. The Company adopted ASU 2016-02 using the optional transition method whereby the Company applied the new lease requirements under ASU 2016-02 through a cumulative-effect adjustment, which after completing its implementation analysis, resulted in no adjustment to the Company’s January 1, 2019 beginning retained earnings balance. On January 1, 2019, the Company recognized $920,950 of ROU operating lease assets and $950,927 of operating lease liabilities, including noncurrent operating lease liabilities of $727,513 as a result of adopting this standard. The difference between ROU operating lease assets and operating lease liabilities was primarily due to previously accrued rent expense relating to periods prior to January 1, 2019. As part of adopting ASU 2016-02, the Company elected several practical expedients as discussed in Note 2. The comparative periods have not been restated for the adoption of ASU 2016-02.

Operating lease expense for the three months ended March 31, 2019 and 2018 was $139,721 and $192,964, respectively, and is included in selling, general and administrative expenses.

Cash paid for amounts included in the measurement of operating lease liabilities was $$38,735 for the three months ended March 31, 2019.

There were no right-of-use lease assets obtained in exchange for lease obligations for the three months ended March 31, 2019.

Supplemental balance sheet information related to leases was as follows:

March 31, 2019
Operating lease right-of-use lease assets	$857,624

Lease liability, short term	$201,918
Lease liability, long term	717,681
Total operating lease liabilities	$919,599

Weighted Average Remaining Lease Term - operating leases	4.5

Weighted Average Discount Rate - operating leases	9%

Maturities of lease liabilities were as follows:

For the Years Ended December 31,
2019 (April to December)	$187,826
2020	302,954
2021	217,272
2022	158,113
2023	159,288
2024	81,558
Total lease payments	1,107,012
Less imputed interest	187,413
Maturities of lease liabilities	$919,599

NOTE 14 – COMMITMENTS AND CONTINGENCIES

NeoSystems

The Company planned to acquire NeoSystems LLC (“NeoSystems”) under an agreement entered into on November 16, 2017. The consummation of the merger was subject to, among other things, the completion of the Qualifying Offering by February 28, 2018. On March 7, 2018, the Company received notice of termination of the Agreement and Plan of Merger (the “NeoSystems Merger Agreement”). The stated basis of termination by NeoSystems was due to the Company’s failure to complete a Qualifying Offering, as defined in the NeoSystems Merger Agreement, by February 28, 2018. The terms of the NeoSystems Merger Agreement provided that upon termination, the Company was required to pay certain fees and expenses of legal counsel, financial advisors, investment bankers and accountants. On November 29, 2018, the Company paid NeoSystems $225,000 to cover such fees and expenses, which were recorded as a selling, general and administrative expense.

OpenALPR Asset Purchase Agreement

On November 14, 2018, the Company entered into the OpenALPR Purchase Agreement. As consideration for the OpenALPR Acquisition, the Company agreed to pay $15,000,000, subject to certain adjustments, provided that OpenALPR Technology could elect to receive up to 1,000,000 shares of the Company’s common stock, par value, $0.0001 per share, in lieu of up to $5,000,000 in cash valued at a price per share of $5. The OpenALPR Purchase Agreement was subsequently amended and on March 12, 2019, the Company completed the acquisition of certain assets of OpenALPR Technology and assumed certain liabilities as described in Note 4.

NOTE 15 – EQUITY INCENTIVE PLAN

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

The 2017 Plan is administered by the Administrator, which is currently the Board of Directors of the Company. The Administrator has the exclusive authority, subject to the terms and conditions set forth in the 2017 Plan, to determine all matters relating to awards under the 2017 Plan, including the selection of individuals to be granted an award, the type of award, the number of shares of Rekor common stock subject to an award, and all terms, conditions, restrictions and limitations, if any, including, without limitation, vesting, acceleration of vesting, exercisability, termination, substitution, cancellation, forfeiture, or repurchase of an award and the terms of any instrument that evidences the award.

The Company has also designed the 2017 Plan to include a number of provisions that Rekor’s management believes promote best practices by reinforcing the alignment of equity compensation arrangements for nonemployee directors, officers, employees, consultants and stockholders’ interests. These provisions include, but are not limited to, the following:

No Discounted Awards. Awards that have an exercise price cannot be granted with an exercise price less than the fair market value on the grant date.

No Repricing Without Stockholder Approval. The Company cannot, without stockholder approval, reduce the exercise price of an award (except for adjustments in connection with a Rekor recapitalization), and at any time when the exercise price of an award is above the market value of Rekor common stock, the Company cannot, without stockholder approval, cancel and re-grant or exchange such award for cash, other awards or a new award at a lower (or no) exercise price.

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

“Double-trigger” Change in Control Vesting. If awards granted under the 2017 Plan are assumed by a successor in connection with a change in control of the Company, such awards will not automatically vest and pay out solely as a result of the change in control, unless otherwise expressly set forth in an award agreement.

No Dividends on Unearned Performance Awards. The 2017 Plan prohibits the current payment of dividends or dividend equivalent rights on unearned performance-based awards.

Limitation on Amendments. No amendments to the 2017 Plan may be made without stockholder approval if any such amendment would materially increase the number of shares reserved or the per-participant award limitations under the 2017 Plan, diminish the prohibitions on repricing stock options or stock appreciation rights, or otherwise constitute a material change requiring stockholder approval under applicable laws, policies or regulations or the applicable listing or other requirements of the principal exchange on which Rekor’s shares are traded.

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

A summary of stock option activity under the Company’s 2017 Plan for the three months ended March 31, 2019 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding Balance at January 1, 2018	1,695,375	$2.19	9.26
Granted	48,499	0.73	9.85
Exercised	(13,998)	1.68	9.50
Forfeited	(450,633)	1.82	8.71
Expired	(51,686)	1.36	8.53
Outstanding Balance at December 31, 2018	1,227,557	$2.13	8.39	$-
Granted	130,000	0.68	9.99
Exercised	-	-	-
Forfeited	-	-	-
Expired	(212,100)	1.55	8.08
Outstanding Balance at March 31, 2019	1,145,457	$2.08	8.41	$2,600
Exercisable at March 31, 2019	732,364	$1.87	8.21	$800
Vested and expected to vest at March 31, 2019	1,021,529	$2.03	8.37	$2,600

Stock compensation expense for the three months ended March 2019 and 2018 was $62,852 and $112,455, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The weighted average grant date fair value of options granted for the three months ended March 31, 2019 and 2018 was $0.68 and $2.21, respectively. The intrinsic value of the stock options granted during the three months ended March 31, 2019 was $2,600. The total fair value of shares that became vested after grant during the three months ended March 31, 2019 and 2018 was $512,657 and $1,325,929, respectively.

As of March 31, 2019, there was $422,097 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan that will be recognized over a weighted average period of 1.56 years.

NOTE 16 – EMPLOYEE BENEFIT PLAN

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

Rekor Recognition has a defined contribution savings plan under Section 401(k) of the Code (the “Rekor Recognition 401(k) Plan”). The Rekor Recognition 401(k) Plan is a defined contribution plan, which covers substantially all U.S.-based employees who have completed three months of service. The Rekor Recognition 401(k) Plan provides that Rekor Recognition will match 50% of the participant salary deferrals up to 3% of a participant’s compensation for all participants.

GCP also maintains a 401(k) plan (the “GCP 401(k) Plan”), which was amended September 15, 2014. However, GCP has not historically made matching contributions to the GCP 401(k) Plan.

On January 1, 2019, the Company established the Novume Solutions, Inc. 401(k) Plan (the “Novume 401(k) Plan”), a Qualified Automatic Contribution Arrangement (QACA) safe harbor plan, and the AOC 401(k) Plan, the Rekor Recognition 401(k) Plan, and the GCP 401(k) Plan were amended and merged into the Novume 401(k) Plan. Employees that satisfied the eligibility requirements became participants in the Novume 401(k) Plan. The Company contributes an amount equal to the sum of 100% of a participant’s elective deferrals that do not exceed 1% of participant’s compensation, plus 50% of the participant’s elective deferrals that exceed 1% of the participants compensation, but do not exceed 6% of the participant’s compensation. Employee contributions are fully vested and matching contributions are subject to a two-year service vesting schedule.

The amount of contributions recorded by the Company under these plans during the three months ended March 31, 2019 and 2018 was $88,571and $45,531, respectively.

NOTE 17 – INVENTORY

As of March 31, 2019 and December 31, 2018, inventory consisted entirely of parts of $120,191 and $72,702, respectively.

NOTE 18 – EARNINGS (LOSS) PER SHARE

The following table provides information relating to the calculation of earnings (loss) per common share:

	Three Months Ended March 31,
	2019	2018
Basic and diluted (loss) earnings per share
Net (loss) earnings from continuing operations	$(2,875,199)	$(2,193,844)
Less: preferred stock accretion	(178,501)	(155,343)
Less: preferred stock dividends	(114,908)	(114,908)
Net (loss) attributable to shareholders	(3,168,608)	(2,464,095)
Weighted average common shares outstanding - basic	18,800,496	14,496,697
Basic (loss) earnings per share	$(0.17)	$(0.17)
Weighted average common shares outstanding - diluted	18,800,496	14,496,697
Diluted (loss) earnings per share	$(0.17)	$(0.17)
Common stock equivalents excluded due to anti-dilutive effect	6,316,157	3,913,995

As the Company had a net loss for the three months ended March 31, 2019, the following 6,316,157 potentially dilutive securities were excluded from diluted loss per share: 3,714,491 for outstanding warrants, 974,487 related to the Series A Preferred Stock, 481,722 related to the Series B Preferred Stock and 1,145,457 related to outstanding options.

As the Company had a net loss for the three months ended March 31, 2018, the following potentially 3,913,995 dilutive securities were excluded from diluted loss per share: 917,950 for outstanding warrants, 974,487 related to the Series A Preferred Stock, 481,722 related to the Series B Preferred Stock and 1,539,836 related to outstanding options.

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

The computation of diluted (loss) earnings per share attributable to common stockholders reflects the potential dilution that could occur if securities or other contracts to issue shares of common stock that are dilutive were exercised or converted into shares of common stock (or resulted in the issuance of shares of common stock) and would then share in our earnings. During the periods in which the Company records a loss attributable to common stockholders, securities would not be dilutive to net loss per share and conversion into shares of common stock is assumed not to occur.

The following table provides a reconciliation of net (loss) to preferred shareholders and common stockholders for purposes of computing net (loss) per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net (loss) earnings from continuing operations	$(2,875,199)	$(2,193,844)
Less: preferred stock accretion	(178,501)	(155,343)
Less: preferred stock dividends	(114,908)	(114,908)
Net (loss) attributable to shareholders	$(3,168,608)	$(2,464,095)
Denominator (basic):
Weighted average common shares outstanding	18,800,496	14,496,697
Participating securities - Series A preferred stock	974,487	974,487
Participating securities - Series B preferred stock	481,722	481,722
Weighted average shares outstanding	20,256,705	15,952,906

Loss per common share - basic under two-class method	$(0.16)	$(0.15)

Denominator (diluted):
Weighted average common shares outstanding	18,800,496	14,496,697
Participating securities - Series A preferred stock	974,487	974,487
Participating securities - Series B preferred stock	481,722	481,722
Weighted average shares outstanding	20,256,705	15,952,906

Loss per common share - basic under two-class method	$(0.16)	$(0.15)

NOTE 19 – SUBSEQUENT EVENTS

Renaming of Novume Solutions, Inc. to Rekor Systems, Inc. and Amendment to Articles of Incorporation or Bylaws

As previously reported by the Company in its Current Report on Form 8-K filed with the SEC on April 30, 2019, on April 26, 2019, Novume Solutions, Inc. changed its legal name (the “Name Change”) to Rekor Systems, Inc. by filing with the Secretary of State of the State of Delaware an amendment (the “Certificate of Amendment”) to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”). The Board of Directors of the Company (the “Board”) approved the Name Change pursuant to Section 242 of the General Corporation Law of the State of Delaware, under which stockholder approval is not required to effect a corporate name change. The Board also adopted the Amended and Restated Bylaws of the Company (the “Amended Bylaws”) to amend and restate the Company’s existing Amended and Restated Bylaws (the “Bylaws”) to reflect the Name Change, effective upon the filing of the Certificate of Amendment with the Secretary of State of the State of Delaware. The Name Change does not affect the rights of the Company’s stockholders, and except for the Name Change, there were no changes to the Certificate of Incorporation or By-Laws.

In connection with the Name Change, the Company changed: the ticker symbol for its common stock on the Nasdaq Stock Market to “REKR” and the CUSIP number for the common stock to 759419 104; the ticker symbol for its Series A Preferred Stock on the OTC Markets OTCQB exchange to “REKRP” and the CUSIP number for the Series A Preferred Stock to 759419 203; and the ticker symbol for Unit Warrants on the OTC Markets OTCQB exchange to “REKRW” and the CUSIP number for the Unit Warrants to 759419 112.

The Company also changed its website address to www.rekorsystems.com and updated its committee charters and corporate policies to reflect the Name Change.

Columbia, Maryland Lease

On May 9, 2019, the Company entered into a sublease agreement (the “Sublease”) with Cardinal Health 121, LLC (the “Sublandlord”) pursuant to which the Company will lease approximately 8,738 rentable square feet located at 7172 Columbia Gateway Driveway, Columbia, Maryland 21046. The term of the Sublease shall commence on the date Sublandlord tenders possession of the premises to the Company and shall expire August 31, 2021 (the “Termination Date”), unless sooner terminated as provided in the Sublease.

The base rent will be $12,014.75 per month in the first year of the lease, $12,495.34 per month during the second year of the lease, and $12,997.78 per month in the third year of the lease through the Termination Date. The base rent includes the Company’s proportionate share of operating expense increases, real estate taxes and utility charges. The Sublease contains customary default and indemnification provisions. The Company is required under the terms of the Sublease to maintain customary insurance policies and to deposit security with Sublandlord.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Historical results may not indicate future performance. Certain statements in this Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis (“MD&A”), are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These include estimates, projections, and statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Our forward-looking statements reflect our current views about future events. They are based on assumptions and subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in “Risk Factors” in Item 1A of the Annual Report on Form 10-K filed with the SEC on April 11, 2019. We undertake no obligation to publicly update or revise any forward-looking statements, including any changes that might result from any facts, events or circumstances after the date hereof that may bear upon forward-looking statements. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

This MD&A is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. As used in this MD&A, the words, “we,” “our” and “us” refer to Rekor Systems Inc., formerly named Novume Solutions, Inc., and its consolidated subsidiaries. This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in this report, as well as the consolidated financial statements and MD&A of our Annual Report.

Executive Summary

Our Company

Rekor Systems, Inc. (“Rekor”) provides services and products to both government and private sector clients, with an emphasis on public safety, risk management and workforce solutions. Currently, as a leading provider of support services to the government contracting market, our primary clients are companies that serve the government. We provide professional services that offer scalable and compliant outsourced support to these companies. We help these clients capture business by winning government contracts and perform their contract requirements. We also provide specialized staffing services primarily in the aerospace and aviation industries to help clients manage risk by giving them the tools to be prepared for, and respond to, disruptive events and creating secure environments.

A small but growing part of our business provides products and systems for the public safety, security, transportation and logistics areas. As part of this business, we have been working since 2017 to develop and field-test a line of mobile products and related services for use by law enforcement and other public safety entities. These operations are conducted by our Rekor Recognition Systems, Inc. subsidiary, which was formerly named Brekford Traffic Safety, Inc. and is herein referred to as “Rekor Recognition.” In connection with this effort, in March 2019 we acquired substantially all of the assets of OpenALPR Technology, Inc. (“OpenALPR Technology”). These assets, consisting principally of vehicle recognition technology are now held in our new subsidiary, OpenALPR Software Solutions, LLC (“OpenALPR”). The technology we acquired currently has the capability to analyze images produced by almost any Internet Protocol camera and identify license plates from over 70 countries, as well as the make, model and color of the vehicle. Our new line of mobile public safety equipment employs this technology and ownership of the rights to the technology allows us to protect what we believe are significant competitive advantages for this new line of products. In addition, due to the advantages we see in the accuracy and speed of this technology, as well as its ability to be used with many widely available camera systems, we also believe that this technology can be used more broadly in the global vehicle recognition system market and serve other large markets in the transportation, security and logistics areas.

Beginning with the first quarter of 2019, we changed our operating and reportable segments from one segment to two segments: the Technology Group; and the Professional Services Group. The two segments reflect our separate focus on technology products and services verses professional services.

The Technology Group includes Rekor Recognition and OpenALPR and will be responsible for our activities in developing technology and distributing and licensing products and services for the public safety and vehicle recognition markets. The Professional Services Group includes AOC Key Solutions, Inc. ("AOC Key Solutions"); Global Technical Services, Inc. ("GTS"); Global Contract Professionals, Inc. ("GCP," and together with GTS, "Global"); and Firestorm Solutions, LLC and Firestorm Franchising, LLC (together, "Firestorm") and will be responsible for our businesses that provide professional services for the government contracting market, staffing services for the aerospace and aviation markets, and crisis and risk services. In connection with this internal reorganization, we also expect to evaluate the possibility of reconfiguring, selling or discontinuing various business assets or entities.

General

The information provided in this discussion and analysis of Rekor’s financial condition and results of operations covers the three months ended March 31, 2019 and 2018. The statements of operations and other information provided in this discussion and analysis of the financial condition and results of operations of Rekor should be read in conjunction with the audited consolidated financial statements and the historical financial statements and the related notes thereto.

Recent Acquisitions

Secure Education Consultants Acquisition

On January 1, 2018, we completed our acquisition of certain assets of Secure Education Consultants, Inc. (“Secure Education”). Secure Education’s security and safety experts provide customized emergency protocols and critical incident response training for schools and child care organizations and will further augment the risk mitigation and crisis management services we provide to our clients through Firestorm. Consideration paid as part of this acquisition included: $99,197 in cash, 33,333 shares of Rekor common stock valued at $163,332; warrants to purchase 33,333 shares of Rekor common stock, exercisable over a period of five years, at an exercise price of $5.44 per share valued at $65,988; and warrants to purchase 33,333 shares of Rekor common stock, exercisable over a period of five years at an exercise price of $6.53 per share valued at $57,484. The final purchase price allocation for Secure Education is included in our consolidated financial statements for the year ended December 31, 2018. Of these warrants, 66,666 remain outstanding as of March 31, 2019.

OpenALPR Technology Acquisition

On March 12, 2019, we completed our acquisition of certain assets of OpenALPR Technology and assumed certain liabilities. Consideration paid as part of this acquisition was: $7,000,000 in cash, subject to adjustment after closing; 600,000 shares of Rekor common stock, valued at $396,600; and $5,000,000 in principal amount of the 2019 Promissory Notes (described below), together with an accompanying warrant to purchase 625,000 shares of Rekor common stock, exercisable over a period of five years, at an exercise price of $0.74 per share, valued at $208,125 (as part of the March 2019 Warrants). Of these warrants, 625,000 remain outstanding as of March 31, 2019.

The preliminary purchase price has been allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date. Since the acquisition of OpenALPR Technology occurred on March 12, 2019, the results of operations for OpenALPR from the date of acquisition are included in our consolidated statement of operations for the three months ended March 31, 2019.

Key Trends, Developments and Challenges

U.S. Government Spending and the Government Contractor Industry Generally

In March 2018, the Consolidated Appropriations Act of 2018 was signed into law and provided $1.3 trillion in funding for the U.S. government through September 2018. The Act also appropriated $500 billion in new federal outlays for defense and domestic programs to be spent over a two-year period. Prior to the beginning of the 2019 U.S. government fiscal year, Congress enacted some of its appropriations bills and provided for continuing resolutions into December 2018 for other appropriations bills. Upon the expiration of the continuing resolutions, those departments and agencies funded by the continuing resolution shut down from December 22, 2018 to January 25, 2019, a period of 34 days and the longest U.S. government shutdown in history. In February 2019, the remaining appropriations bills were enacted to fund the U.S. government through September 2019. The continuing resolutions in 2018 and related government shutdown reduced the number of RFPs issued by the government and thus diminished revenue opportunities for AOC Key Solutions.

While we had anticipated an increasing demand for our services based upon an expected increase in the volume of federal government spending and as our clients elect to outsource their bid and proposal activities, it is still not clear how government spending will be impacted beyond 2019. The administration does have some discretion to delay spending on programs previously authorized.

NeoSystems Merger

We filed a Registration Statement on Form S-1 with the SEC on January 25, 2018. A significant portion of the proceeds from the proposed offering were to be used for the planned acquisition of NeoSystems LLC (“NeoSystems”) under an agreement and plan of merger entered into on November 16, 2017 (the “NeoSystems Merger Agreement”). On March 7, 2018, we received notice of termination of the NeoSystems Merger Agreement. Pursuant to the NeoSystems Merger Agreement, we paid NeoSystems $225,000, which was recorded as a selling, general and administrative expense in the year ended December 31, 2018. No securities were sold in connection with the offering contemplated by the Registration Statement on Form S-1 and it was withdrawn on November 26, 2018.

Sale of Note

On February 13, 2018, Rekor Recognition sold a note receivable from Global Public Safety, LLC (“Global Public Safety”), which it had received as part of the purchase price consideration in connection with the sale of its legacy upfitting business prior to its merger with KeyStone Solutions, Inc. in 2017. On December 31, 2017, based on the decision to sell the note receivable to an unrelated third-party, we reclassified the note receivable balance to a current asset and wrote down $450,000 as other expense, thus reducing the balance to $1,475,000. Rekor Recognition continues to retain a 19.9% interest in Global Public Safety.

Promissory Notes

2018 Promissory Note

On April 3, 2018, Rekor and Rekor Recognition entered into a transaction pursuant to which an institutional investor (the “2018 Lender”) loaned $2,000,000 to Rekor and Rekor Recognition (the “2018 Promissory Note”). The 2018 Promissory Note is discussed in further detail in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations under the heading “Liquidity and Capital Resources.”

2019 Promissory Notes

On March 12, 2019, Rekor entered into a note purchase agreement with investors (the “2019 Lenders”) for $20,000,000 in promissory notes (the “2019 Promissory Notes”) and Rekor issued to the 2019 Lenders warrants to purchase 2,500,000 shares of Rekor common stock (the “March 2019 Warrants”). The 2019 Promissory Notes and the March 2019 Warrants amount include the note and warrant issued in the OpenALPR Acquisitions. The 2019 Promissory Notes and March 2019 Warrants are discussed in further detail this in Management’s Discussion and Analysis of Financial Conditions and Results of Operations under “Liquidity and Capital Resources.”

Other than as discussed above and elsewhere in this Quarterly Report on Form 10-Q, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Public Offering

On November 1, 2018, we issued 4,125,000 shares of common stock through an underwritten public offering at a public offering price of $0.80 per share. Net proceeds to Rekor was approximately $2.8 million. In addition, we granted underwriters a 45-day option to purchase up to 618,750 additional shares of common stock to cover over-allotment, if any. As part of this transaction, we issued to the underwriters warrants to purchase an aggregate of 206,250 shares of common stock, exercisable over a period of five years, at an exercise price of $1.00 per share. The warrants are exercisable commencing April 27, 2019 and expire on October 29, 2023.

Results of Operations – Comparison of the three months ended March 31, 2019 and 2018

	For the Three Months Ended March 31,
	2019	2018
Revenue	$11,626,221	$11,218,769
Cost of revenue	8,522,555	8,134,036
Gross profit	3,103,666	3,084,733

Operating expense
Selling, general, and administrative expenses	4,569,764	5,280,950
Loss from operations	(1,466,098)	(2,196,216)
Other expense
Loss on extinguishment of debt	(1,112,609)	-
Interest expense	(287,772)	(92,950)
Other income (expense)	3,041	95,322
Total other expense	(1,397,340)	2,372
Loss before taxes	(2,863,438)	(2,193,845)
Income tax (expense) benefit	(11,761)	-
Net loss	$(2,875,199)	$(2,193,845)

Consolidated operating results for the three months ended March 31, 2019 include operating results for OpenALPR beginning as of March 12, 2019. We also incur general corporate costs which are reported as “Corporate services” and these include costs associated with executive management, financing activities and public company compliance.

	For the Three Months Ended March 31,
	2019	2018
Revenue:
Technology group	$1,009,843	$874,202
Professional services group	10,616,378	10,344,567
Total revenue	$11,626,221	$11,218,769

Cost of revenue:
Technology group	$490,110	$327,796
Professional services group	8,032,445	7,806,240
Total cost of revenue	$8,522,555	$8,134,036

Gross profit:
Technology group	$519,734	$546,406
Professional services group	2,583,933	2,538,327
Total gross profit	$3,103,666	$3,084,733

Selling, general and administrative expenses:
Technology group	$718,473	$804,421
Professional services group	2,863,950	2,913,655
Corporate services	987,341	1,562,874
Total operating expenses	$4,569,764	$5,280,950

Loss from operations:
Technology group	$(198,739)	$(258,015)
Professional services group	(280,018)	(375,327)
Corporate services	(987,341)	(1,562,874)
Total loss from operations	$(1,466,098)	$(2,196,216)

Revenue
	For the Three Months Ended March 31,
	2019	2018
Revenue:
Technology group	$1,009,843	$874,202
Professional services group	10,616,378	10,344,567
Total revenue	$11,626,221	$11,218,769

Total revenue increased by $407,452, or 4%, during the three months ended March 31, 2019 compared to the same period in 2018. The increase in total revenue for the Technology Group was primarily due to the inclusion of OpenALPR since its acquisition on March 12, 2019. The increase in total revenue for the Profession Services Group is primarily due to an increase in staffing services and placements offset by a decrease in proposal services as a result of the federal government furlough.

Cost of Revenue
	For the Three Months Ended March 31,
	2019	2018
Cost of revenue:
Technology group	$490,110	$327,796
Professional services group	8,032,445	7,806,240
Total cost of revenue	$8,522,555	$8,134,036

Total cost of revenue increased by $388,519, or 5%, during the three months ended March 31, 2019 compared to the same period in 2018. The increase in cost of revenue for the Technology Group was primarily due to the inclusion of OpenALPR since its acquisition on March 12, 2019. The increase in total cost of revenue for the Profession Services Group is primarily due to an increase in direct billable labor costs supporting the increase in staffing services and crisis and risk services offset by a decrease in direct billable labor as a result of the federal government furlough.

Gross Profit
	For the Three Months Ended March 31,
	2019	2018
Gross profit:
Technology group	$519,734	$546,406
Professional services group	2,583,933	2,538,327
Total gross profit	$3,103,666	$3,084,733

Gross profit increased by $18,933, or 1%, during the three months ended March 31, 2019 compared to the same period in 2018. The increase in gross profit for the Technology Group was primarily due to the inclusion of OpenALPR since its acquisition on March 12, 2019. The decrease in gross profit for the Profession Services Group is primarily due to an increase in direct billable labor costs supporting the increase in staffing services at lower profit margins.

Selling, General and Administrative Expenses
	For the Three Months Ended March 31,
	2019	2018
Selling, general and administrative expenses:
Technology group	$718,473	$804,421
Professional services group	2,863,950	2,913,655
Corporate services	987,341	1,562,874
Total operating expenses	$4,569,764	$5,280,950

Selling, general and administrative expenses (“SG&A”) decreased by $711,186, or 13% during the three months ended March 31, 2019 compared to the same period in 2018. The decrease in SG&A for the Technology Group was primarily due to lower labor costs offset by the inclusion of OpenALPR since its acquisition on March 12, 2019. The decrease in SG&A for the Professional Services Group was primarily due to lower labor costs. The decrease in SG&A for Corporate Services was primarily due to lower costs associated with acquisitions and professional services.

Loss from Operations
	For the Three Months Ended March 31,
	2019	2018
Loss from operations:
Technology group	$(198,739)	$(258,015)
Professional services group	(280,018)	(375,327)
Corporate services	(987,341)	(1,562,874)
Total loss from operations	$(1,466,098)	$(2,196,216)

Loss from operations decreased by $730,119, or 33%, during the three months ended March 31, 2019 compared to the same period in 2018. The decrease in loss from operations for the three months ended March 31, 2019 compared to the prior year period was attributable to the factors described above.

Other Expense

Other expenses increased by $1,397,340 during the three months ended March 31, 2019 compared to the same period in 2018. The increase in other expenses for Corporate Services was primarily due to fees associated with the extinguishment of debt of $1,112,609, which includes lender participation buyout of $1,050,000 and unamortized financing costs of $62,609, and an increase in interest expense on outstanding debt.

Income Tax Expense

The income tax expense for the three months ended March 31, 2019, was $11,761 and is due primarily to the state income taxes and the state of Texas gross receipts tax as compared to an income tax expense of $0 for the quarter ended March 31, 2018. We established a valuation allowance against deferred tax assets in the fourth quarter of 2017 and have continued to maintain a full valuation allowance through the three months ended March 31, 2019. The $11,761 income tax expense represents a provision for state income taxes for 2019.

Cash Flow

We believe our existing cash and net cash flow will fund our operations over the next twelve months.

The net cash flows from operating, investing and financing activities for the periods below were as follows:

	For the Three Months Ended March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$(1,968,718)	$455,250
Investing activities	(308,107)	1,408,997
Financing activities	4,561,573	(1,637,070)
Net increase (decrease) in cash and cash equivalents:	$2,284,748	$227,177

Cash Used in Operating Activities

For the three months ended March 31, 2019, net cash used in operating activities was $1,968,718. Cash was used primarily to fund our loss from operations of $2,875,199 and was affected by the increase in current liabilities of $239,183, and by an decrease in current assets of $1,096,550. Rekor also incurred non-cash expenses of $659,159 including depreciation and amortization, share-based compensation, amortization of right-of-use lease asset, warrant expense, and amortization of financing related costs and intangibles.

For the three months ended March 31, 2018, net cash provided by operating activities was $455,250. Cash was used primarily to fund our loss from operations of $2,193,844 and was affected by the increase in current liabilities of $1,105,978, offset by a decrease in current assets of $1,140,971. We also incurred non-cash expenses of $402,145, including depreciation and amortization, share-based compensation, warrant expense and financing related costs.

Cash Provided by and Used in Investing Activities

For the three months ended March 31, 2019, net cash used in investing activities of $308,107 was primarily related to the development of new products including the capitalization of software development costs and the purchase of computer hardware and equipment.

For the three months ended March 31, 2018, net cash provided by investing activities of $1,408,997 was primarily as a result of $1,475,000 of proceeds from the sale of a note receivable.

Cash Provided by Financing Activities

For the three months ended March 31, 2019, net cash provided by financing activities of $4,561,573 primarily related to the net proceeds from notes payable of $3,838,402, along with proceeds from short-term borrowings of $753,437.

For the three months ended March 31, 2018, net cash used in financing activities of $1,637,070 related to the repayment of short-term borrowings and the payment of Series A and Series B Preferred Stock dividends.

Non-Cash Financing Activities

The 2019 Promissory Notes resulting in the following detailed transaction:

2019 Promissory Notes
Financing (non-cash):
Notes payable, includes exit fee	$21,000,000
Debt discount financing costs	(2,599,193)
Extinguishment of debt	(1,112,609)
Repayment of notes payable and interest expense, net of debt discount	(2,515,739)
Investment in OpenALPR Technology, includes $7,000,000 cash paid and $5,000,000 note assumed by seller	(12,000,000)
Issuance of warrants in conjunction with notes payable	705,943
Accounts Payable	360,000
Net cash proceeds from notes payable	$3,838,402

In March 2019, we acquired certain assets of OpenALPR Technology. The non-cash consideration for this acquisition included the issuance of 600,000 shares of our common stock valued at $396,600 and the issuance of warrants to purchase 625,000 shares of Rekor common stock valued at $176,486.

In January 2018, we acquired the assets of Secure Education. The non-cash consideration for this acquisition included the issuance of 33,333 shares of our common stock valued at $163,332 and the issuance of warrants to purchase 66,666 shares of Rekor common stock valued at $123,472.

Lease Obligations

During 2017 and 2018, we leased office space in Chantilly, Virginia under the terms of a ten-year lease expiring October 31, 2019. The lease contained one five-year renewal option. The lease terms included an annual increase in base rent and expenses of 2.75%, which have been amortized ratably over the lease term.

During this same period, we subleased office space in Chantilly, Virginia with an initial term of two years, with eight one-year options for the subtenant to renew the lease through October 31, 2019. This sublease provided for annual increases in base rent and expenses of 2.90%. The initial term ended October 31, 2011 and the subtenant exercised the renewal options through 2014. On April 7, 2015, the sublease was amended to sublease more space to the subtenant and change the rental calculation. The sublease provided for an offset of $0 and $45,634 to rent expense for the three months ended March 31, 2019 and 2018, respectively.

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

We also lease office space in: New Orleans, Louisiana on a month-to-month basis; Roswell, Georgia under a lease expiring in January 2022; and Fort Worth, Texas under a lease expiring in March 2021. In addition, we lease office space from Global Public Safety on a month-to-month basis and we also lease separate space under an operating lease expiring on June 30, 2019. Furthermore, we leased office space in Grand Rapids, Michigan under a lease which expired on April 30, 2019.

On May 9, 2019, we entered into a sublease agreement to lease office space in Columbia, Maryland commencing on the date we take possession of the premises and expiring on August 31, 2021.

Rent expense, net, for the three months ended March 31, 2019 and 2018 was $139,721 and $192,964, respectively, and is included in selling, general and administrative expenses.

Effective January 1, 2019, we adopted Accounting Standards Update “ASU” 2016-02, Leases (Topic 842), as amended, which requires lessees to recognize a right-of-use (“ROU”) lease assets, and lease liability on the balance sheet for most lease arrangements and expands disclosures about leasing arrangements for both lessees and lessors, among other items. We adopted ASU 2016-02 using the optional transition method whereby we applied the new lease requirements under ASU 2016-02 through a cumulative-effect adjustment, which after completing our implementation analysis, resulted in no adjustment to our January 1, 2019 beginning retained earnings balance. On January 1, 2019, we recognized $920,950 of ROU operating lease assets and $950,927 of operating lease liabilities, including noncurrent operating lease liabilities of $727,513 as a result of adopting this standard. The difference between ROU operating lease assets and operating lease liabilities was primarily due to previously accrued rent expense relating to periods prior to January 1, 2019. As part of our adoption, we elected the following practical expedients: we have not reassessed whether any expired or existing contracts are or contain leases, we have not reassessed lease classification for any expired or existing leases; we have not reassessed initial direct costs for any existing leases; and we have not separated lease and nonlease components. The adoption of the standard did not have a material impact on our operating results or cash flows. The comparative periods have not been restated for the adoption of ASU 2016-02.

Cash paid for amounts included in the measurement of operating lease liabilities was $38,735 for the three months ended March 31, 2019.

There were no right-of-use lease assets obtained in exchange for lease obligations for the three months ended March 31, 2019.

Supplemental balance sheet information related to leases was as follows:

March 31, 2019
Operating lease right-of-use lease assets	$857,624

Lease liability, short term	$201,918
Lease liability, long term	717,681
Total operating lease liabilities	$919,599

Weighted Average Remaining Lease Term - operating leases	4.5

Weighted Average Discount Rate - operating leases	9%

Maturities of lease liabilities were as follows:

For the Years Ended December 31,
2019 (April to December)	$187,826
2020	302,954
2021	217,272
2022	158,113
2023	159,288
2024	81,558
Total lease payments	1,107,012
Less imputed interest	187,413
Maturities of lease liabilities	$919,599

Liquidity and Capital Resources

During 2019 and 2018, we funded our operations primarily through cash from operating activities from our subsidiaries, revolving lines of credit, issuance of debt, sale of notes and the sale of equity. As of March 31, 2019, we had unrestricted cash and cash equivalents of $5,051,931 and working capital of $4,782,021, as compared to unrestricted cash and cash equivalents of $2,767,183 and working capital deficit of $43,871 as of December 31, 2018.

The holders of Rekor Series A Preferred Stock are entitled to quarterly dividends in the amount of $0.175 (7% per annum) per share. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter.

On January 5, 2018, April 6, 2018 and July 9, 2018, we paid cash dividends of $87,907 to shareholders of record of Series A Preferred Stock as of the end of the previous month. On each of September 30, 2018, December 31, 2018 and March 31, 2019, no cash dividend was declared and we accrued dividends of $87,907 to Series A Preferred Stock shareholders of record. Accrued dividends payable to Series A Preferred Stock shareholders were $263,722 and $175,814 as of March 31, 2019 and December 31, 2018, respectively.

As part of the acquisition of Global, we issued 240,861 shares of $0.0001 par value Series B Preferred Stock. All Series B Preferred Stock was issued at a price of $10.00 per share with a conversion price of $5.00 per share. Each Series B Preferred Stock has an automatic conversion feature based on the share price of Rekor. The Series B Preferred Stock is entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter. On January 5, 2018, April 6, 2018 and July 9, 2018, we paid cash dividends of $27,001 to shareholders of record of Series B Preferred Stock as of the end of the previous month. On each of September 30, 2018, December 31, 2018 and March 31, 2019, no cash dividend was declared and we accrued dividends of $27,001 to Series B Preferred Stock shareholders of record. Accrued dividends payable to Series B Preferred Stock shareholders were $81,003 and $54,002 as of March 31, 2019 and December 31, 2018, respectively.

Operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable, accrued expenses, current portion of long-term debt and lines of credit, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances.

Global has revolving lines of credit with Wells Fargo Bank National Association (“WFB”) (“Wells Fargo Credit Facilities”). WFB agreed to advance to Global, 90% of all eligible accounts with a maximum facility amount of $5,000,000. Interest is payable under the Wells Fargo Credit Facilities at a monthly rate equal to the Three-Month LIBOR, (as such term is defined under the Wells Fargo Credit Facilities), in effect from time to time plus 3%, plus an additional margin of 3%. Payment of the revolving lines of credit is secured by the accounts receivable of Global. The current term of the Wells Fargo Credit Facilities run through December 31, 2019, with automatic renewal terms of 12 months. WFB or Global may terminate the Wells Fargo Credit Facilities upon at least 60 days’ written notice prior to the last day of the current term. The principal balance as of March 31, 2019 and December 31, 2018 was $2,046,043 and $1,094,766, respectively. As part of the Wells Fargo Credit Facilities, Global must maintain certain financial covenants. Global met all such financial covenant requirements for the three months ended March 31, 2019.

On November 12, 2017, AOC Key Solutions entered into an Account Purchase Agreement and related agreements (the “AOC Wells Agreement”) with WFB. Pursuant to the AOC Wells Agreement, AOC Key Solutions agreed to sell and assign to WFB all of its Accounts (as such term is defined in Article 9 of the Uniform Commercial Code), constituting accounts arising out of sales of Goods (as such term is defined in Article 9 of the Uniform Commercial Code) or rendition of services that WFB deems to be eligible for borrowing under the AOC Wells Agreement. WFB agreed to advance to AOC Key Solutions, 90% of all eligible accounts with a maximum facility amount of $3,000,000. Interest is payable under the AOC Wells Agreement at a monthly rate equal to the Daily One Month LIBOR (as such term is defined in the AOC Wells Agreement), in effect from time to time plus 5%. The AOC Wells Agreement also provides for a deficit interest rate equal to the then applicable interest rate plus 50% and a default interest rate equal to the then applicable interest rate or deficit interest rate, plus 50%. The initial term of the AOC Wells Agreement runs through December 31, 2018 (the “Initial Term”), with automatic renewal terms of 12 months (the “Renewal Term”), commencing on the first day after the last day of the Initial Term. AOC Key Solutions may terminate the AOC Wells Agreement upon at least 60 days’ prior written notice, but no more than 120 days’ written notice, prior to and effective as of the last day of the Initial Term or the Renewal Term, as the case may be. WFB may terminate the AOC Wells Agreement at any time and for any reason upon 30 days’ written notice or without notice upon the occurrence of an Event of Default (as such term is defined in the AOC Wells Agreement) after the expiration of any grace or cure period. The principal balance as of March 31, 2018 and December 31, 2018 was $386,606 and $566,447, respectively. As part of the AOC Wells Agreement, AOC Key Solutions must maintain certain financial covenants. AOC Key Solutions met all such financial covenant requirements for the three months ended March 31, 2019.

On April 3, 2018, Rekor and Rekor Recognition entered into a transaction pursuant to which the 2018 Lender loaned $2,000,000 to Rekor and Rekor Recognition (the “2018 Promissory Note”). The loan was originally due and payable on May 1, 2019 and bears interest at 15% per annum, with a minimum of 15% interest payable if the loan is repaid prior to May 1, 2019. On October 24, 2018, Rekor and Rekor Recognition entered into a note amendment with the 2018 Lender by which the maturity date of the note was extended to May 1, 2020 (the “2018 Promissory Note Amendment”). In consideration for the agreement of the 2018 Lender to extend the maturity date, Rekor agreed to pay the 2018 Lender $62,500. The 2018 Promissory Note Amendment further provides for payment of interest through May 1, 2019, if the principal is repaid before May 1, 2019, and for the payment of interest through May 1, 2020, if the principal is repaid after May 1, 2019 and before May 1, 2020. The loan is secured by a security interest in all of the assets of Rekor Recognition. In addition, Rekor issued 35,000 shares of common stock to the 2018 Lender, which shares contain piggy-back registration rights. If the shares are not so registered on the next selling shareholder registration statement, Rekor shall be obligated to issue an additional 15,000 shares to the 2018 Lender. Upon any sale of Rekor Recognition or its assets, the 2018 Lender will be entitled to receive 7% of any proceeds received by Rekor or Rekor Recognition in excess of $5 million (the “Lender’s Participation”). In addition, commencing January 1, 2020, the 2018 Lender shall be paid 7% of Rekor Recognition’s earnings before interest, taxes, depreciation and amortization, less any capital expenditures, which amount would be credited for any payments that might ultimately be paid to the 2018 Lender as its Lender’s Participation, if any. At April 3, 2018, the fair value of shares issued was $126,000. At October 24, 2018, an additional $65,000 fee was paid and designated as financing costs related to the 2018 Promissory Note Amendment. Amortized financing cost for the three months ended March 31, 2019 was determined to be $31,425 and is included in interest expense. The 2018 Promissory Note has an effective interest rate of 19.5%. On March 12, 2019, the $2,000,000 balance due on the 2018 Promissory Note was retired in its entirety and Rekor paid to the 2018 Lender $1,050,000 of consideration for the Lender’s Participation and $75,000 of interest due through May 1, 2019. All of the amounts paid were obtained from the proceeds of the 2019 Promissory Notes.

On November 1, 2018, we issued 4,125,000 shares of common stock through an underwritten public offering at a public offering price of $0.80 per share. Net proceeds to Rekor was approximately $2.8 million. In addition, we granted underwriters a 45-day option to purchase up to 618,750 additional shares of common stock to cover over-allotment, if any. The underwriters did not exercise this option and the options were cancelled. As part of this transaction, Rekor also issued to the underwriter warrants to purchase an aggregate of 206,250 shares of common stock, exercisable over a period of five years, at an exercise price of $1.00 per share. The underwriter warrants have a value of approximately $0.2 million and are exercisable commencing April 27, 2019 and expire on October 29, 2023.

On March 12, 2019, Rekor issued the 2019 Promissory Notes and the March 2019 Warrants. The loan is due and payable on March 11, 2021 and bears interest at 16% per annum, of which at least 10% per annum shall be paid in cash. The full remaining portion of all interest, if any, shall accrue and be paid-in-kind. The notes also require a premium, if paid before the maturity date, a $1,000,000 exit fee due at maturity, and compliance with affirmative, negative and financial covenants. Transaction costs were approximately $403,250 for a work fee payable over 10 months, $290,000 in legal fees and a $200,000 closing fee. The loan is secured by a security interest in substantially all of the assets of Rekor. The March 2019 Warrants are exercisable over a period of five years, at an exercise price of $0.74 per share, and are valued at $705,943. The warrants are exercisable commencing March 12, 2019 and expire on March 12, 2024. The 2019 Promissory Notes have an effective interest rate of 24.87%.

On March 12, 2019, Rekor retired the entire $500,000 balance due on a promissory note issued under a March 16, 2016 Subordinated Note and Warrant Purchase Agreement with Avon Road Partners, L.P. (“Avon Road”), an affiliate of Robert Berman, Rekor’s President and CEO and a member of our Board of Directors. Under this agreement, we also issued to Avon Road, warrants to purchase 121,247 shares of our common stock. These warrants were exercised on December 11, 2017 for proceeds of $125,006 and none of these warrants were outstanding as of March 31, 2019 and December 31, 2018. The promissory note to Avon Road was extinguished on March 12, 2019 from proceeds of the 2019 Promissory Notes.

Rekor has generated losses since its inception in August 2017 and has relied on cash on hand, external bank lines of credit, issuance of debt, the sale of a note and the sale of common stock to provide cash for operations. We attribute losses to merger costs, financing costs, public company corporate overhead, lower than expected revenue and lower gross profit of some of our subsidiaries. As of and for the three months ended March 31, 2019, Rekor incurred a net loss from continuing operations of approximately $2.9 million and used approximately $2.0 million in net cash from operating activities from continuing operations. Rekor had total cash and cash equivalents of approximately $5.1 million as of March 31, 2019 and a net working capital of $4.8 million.

No additional sources of capital have been obtained or committed through the date these consolidated financial statements were available to be issued. There are currently no anticipated changes in the mix and relative cost of capital resources. Although certain of our subsidiaries are profitable, due to the operating costs associated with being a public company and expenses related to product development and commercialization costs at other subsidiaries, we anticipate that we may operate at a loss in the near-term, however, we anticipate this trend reversing for the year ending December 31, 2019.

As of December 31, 2018, Rekor did not have any material commitments for capital expenditures.

Recent Events

Increased Focus on Technology Products and Services, and Name and Symbol Change

On March 29, 2019, we announced that our Board of Directors approved changing the Company's name to Rekor Systems, Inc. (the “Name Change”). The Name Change is a result of our recent acquisition of assets of OpenALPR Technology and increased focus on technology products and services, and aligns with the renaming of Brekford Traffic Safety, Inc. to Rekor Recognition Systems, Inc. In connection with the Name Change, we changed: the ticker symbol for its common stock on the Nasdaq Stock Market to “REKR” and the CUSIP number for the Common Stock to 759419 104; the ticker symbol for its Series A Preferred Stock on the OTC Markets OTCQB exchange to “REKRP” and the CUSIP number for the Series A Preferred Stock to 759419 203; and the ticker symbol for Unit Warrants on the OTC Markets OTCQB exchange to “REKRW” and the CUSIP number for the Unit Warrants to 759419 112.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon Rekor’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires the management of Rekor to make estimates and judgments that affect the reported amounts in our consolidated financial statements.

We believe the application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change. Rekor bases its estimates on historical experience and on various other assumptions that management of Rekor believes to be reasonable under the circumstances, the results of which form management’s basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates.

Rekor’s accounting policies are further described in its historical audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2018 filed on April 11, 2019 and the accompanying notes included elsewhere in this Form 10-Q. Rekor has identified the following critical accounting policies:

Revenue Recognition

We recognize revenues for the provision of services when persuasive evidence of an arrangement exists, services have been rendered or delivery has occurred, the fee is fixed or determinable, and the collectability of the related revenue is reasonably assured. Rekor principally derives revenues from fees for services generated on a project by project basis. Revenues for time-and-materials contracts are recognized based on the number of hours worked by our employees or consultants at an agreed upon rate per hour set forth in our standard rate sheet or as written from time to time in our contracts or purchase orders. These costs are recognized in the period in which services are performed.

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

For automated traffic safety enforcement revenue, we recognize the revenue when the required collection efforts, from citizens, are completed and posted to the municipality’s account. The respective municipality is then billed depending on the terms of the respective contract, typically 15 days after the preceding month while collections are reconciled. For contracts where we receive a percentage of collected fines, revenue is calculated based upon the posted payments from citizens multiplied by our contractual percentage. For contracts where we receive a specific fixed monthly fee regardless of citations issued or collected, revenue is recorded once the amount collected from citizens exceeds the monthly fee per camera. Our fixed fee contracts typically have a revenue neutral provision whereby the municipality’s payment to us cannot exceed amounts collected from citizens within a given month. Our software license revenue is recognized at the time of delivery while software and maintenance services revenue are recognized over the period of performance. Our cloud service software license revenue is offered as a fixed quantity over a specified term, for which revenue is recognized ratably.

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

We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and our assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. The balance in the allowance for doubtful accounts was $21,560 and $24,405 as of March 31, 2019 and December 31, 2018, respectively.

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

Management has evaluated the recoverability of the net deferred income tax assets and the level of the valuation allowance required with respect to such net deferred income tax assets. After considering all available facts, we fully reserved for net deferred tax assets because management believes that it is more-likely-than-not that their benefits will not be realized in future periods. We will continue to evaluate net deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of our net deferred income tax assets satisfy the realization standard, the valuation allowance will be reduced accordingly.

The tax effects of uncertain tax positions are recognized in the consolidated financial statements only if the position is more-likely-than-not to be sustained on audit, based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized. It is our accounting policy to account for ASC 740-10-25-related penalties and interest as a component of the income tax provision in the consolidated statements of operations and comprehensive loss.

As of March 31, 2019, our evaluation revealed no uncertain tax positions that would have a material impact on the financial statements. The 2015 through 2018 tax years remain subject to examination by the IRS, as of March 31, 2019. Our management does not believe that any reasonably possible changes will occur within the next twelve months that will have a material impact on the financial statements.

Going Concern and Management’s Plan

For all annual and interim periods, management will assess going concern uncertainty in our consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans and external bank lines of credit, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems probable those implementations can be achieved and management has the proper authority to execute them within the look-forward period.

Rekor has generated losses since its inception in August 2017 and has relied on cash on hand, external bank lines of credit, the sale of a note, debt financing and a public offering of its common stock to support cashflow from operations. We attribute losses to merger costs, public company corporate overhead and development expenses and investments made by some of our subsidiary operations. As of and for the three months ended March 31, 2019, Rekor had a net loss of approximately $2.9 million and working capital of approximately $4.8 million. Rekor’s net cash position was increased by approximately $4 million in March 2019 by the issuance of $20 million senior secured notes, of which $5 million was non-cash, offset by $7 million of cash paid for the acquisition of OpenALPR Technology, and approximately $4 million related to the extinguishment of debt and associated fees.

Management believes that based on relevant conditions and events that are known and reasonably knowable, that its current forecasts and projections, for one year from the date of the filing of the consolidated financial statements in this Quarterly Report on Form 10-Q, indicate Rekor’s ability to continue operations as a going concern for that one-year period. We are actively monitoring our operations, cash on hand and working capital. We have contingency plans to reduce or defer expenses and cash outlays should operations weaken in the look-forward period or additional financing is not available.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) (“ASU 2017-12”), which provides guidance related to accounting for hedging activities. ASU 2017-12 expands strategies that qualify for hedge accounting, changes how many hedging relationships are presented in the financial statements, and simplifies the application of hedge accounting in certain situations. ASU 2017-12 will be effective for us beginning July 1, 2019, with early adoption permitted for any interim or annual period before the effective date. Adoption of ASU 2017-12 will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of ASU 2017-12 on our consolidated financial statements, including accounting policies, processes, and systems.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). To simplify the subsequent measurement of goodwill, ASU 2017-04 requires only a single-step quantitative test to identify and measure impairment based on the excess of a reporting unit's carrying amount over its fair value. A qualitative assessment may still be completed first for an entity to determine if a quantitative impairment test is necessary. ASU 2017-04 is effective for fiscal year 2021 and is to be adopted on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the effect that this update will have on its financial statements and related disclosures.

In June 2016, the FASB issued ASU No 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. We are currently in the process of evaluating the impact of adopting ASU 2016-13 on our consolidated financial statements.

There are currently no other accounting standards that have been issued but not yet adopted that will have a significant impact on our consolidated financial position, results of operations or cash flows upon adoption.

Recently Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. Effective January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842), as amended, which requires lessees to recognize a ROU lease assets and lease liability on the balance sheet for most lease arrangements and expands disclosures about leasing arrangements for both lessees and lessors, among other items. We adopted ASU 2016-02 using the optional transition method whereby we applied the new lease requirements under ASU 2016-02 through a cumulative-effect adjustment, which after completing our implementation analysis, resulted in no adjustment to our January 1, 2019 beginning retained earnings balance. On January 1, 2019, we recognized approximately $920,950 of ROU operating lease assets and approximately $950,927 of operating lease liabilities, including noncurrent operating lease liabilities of approximately $727,513 as a result of adopting this standard. The difference between ROU operating lease assets and operating lease liabilities was primarily due to previously accrued rent expense relating to periods prior to January 1, 2019. As part of our adoption, we elected the following practical expedients: we have not reassessed whether any expired or existing contracts are or contain leases, we have not reassessed lease classification for any expired or existing leases; we have not reassessed initial direct costs for any existing leases; and we have not separated lease and nonlease components. The adoption of the standard did not have a material impact on our operating results or cash flows. The comparative periods have not been restated for the adoption of ASU 2016-02.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. ASU 2018-07 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted but no earlier than an entity’s adoption date of Topic 606. The Company adopted the provisions of ASU 2018-07 effective January 1, 2019. Adopting ASU 2018-07 had no impact on the Company’s consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers(“ASU 2014-09”), which was further amended in 2015 and 2016 (Topic 606). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes previous revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the previous revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented (full retrospective method), or apply the requirements in the year of adoption, through a cumulative adjustment (modified retrospective method). The Company adopted Topic 606 effective January 1, 2018 using the modified retrospective method. The adoption of Topic 606 resulted in the following changes: a change to franchisee agreements recorded prior to 2017; and the timing of certain contractual agreements which the Company deemed as immaterial. Revenue recognition related to the Company’s other revenue streams remained substantially unchanged following the adoption of Topic 606 and therefore did not have a material impact on its revenues. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. ASU 2017-09 is effective for fiscal year 2019. The update is to be adopted prospectively to an award modified on or after the adoption date. Early adoption is permitted. We adopted ASU 2017-09 in 2018 and the impact was not material to our consolidated financial statements and related disclosures.

We do not believe that any other recently issued and adopted accounting standards, in addition to those referenced above, had a material effect on our consolidated financial statements.

Item 3.
Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, Rekor is not required to provide information required by this Item.

Item 4.
Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2019.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019, based on the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and due to the material weaknesses described below, our management concluded that, as of March 31, 2019, our internal control over financial reporting was not effective.

Management Progress on Addressing Material Weakness

We identified material weaknesses for the years ended December 31, 2018 and 2017, which were related to our internal control over financial reporting. To address the material weaknesses, we hired a Chief Accounting Officer, formed a disclosure control committee, educated our Board of Directors on SEC filings and triggering events for financial reporting, implemented a financial reporting timetable, reviewed procedures for draft documents, implemented monthly certification of financial reports, tracked monthly financial activity, and had our executives review financial results and budgets. In addition, we augmented our accounting reporting staff by hiring an accounting manager and are realigning our accounting staff in order to strengthen internal controls over financial reporting. These efforts, which are ongoing, have improved the design and operational effectiveness of our control processes and systems for financial reporting, however, our management concluded that as of March 31, 2019, the material weaknesses identified for the years ended December 31, 2018 and 2017 had not been remediated. Otherwise, there was no change in our internal control over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.
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

Item 1A.      Risk Factors

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on April 11, 2019.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

On March 12, 2019, as partial consideration for its acquisition of certain assets of OpenALPR, Rekor issued 600,000 shares of its common stock to the seller, valued at $396,600. On the same date, Rekor issued senior secured promissory notes in an aggregate principal amount of $20 million and warrants to purchase 2,500,000 shares of its common stock, which are immediately exercisable at an exercise price of $0.74 per share, to certain individuals and entities.

The foregoing issuances were issued in reliance upon the exemptions from registration under the Securities Act of 1933, as amended, provided by Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

Use of Proceeds

In November 2018, Rekor completed a public offering of its common stock (the “Offering”) and issued and sold 4,125,000 shares of its common stock at a public offering price of $0.80 per share.

The offer and sale of all of the shares in the Offering was registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-224423) (the “S-3 Registration Statement”), which was declared effective by the SEC on April 30, 2018, a preliminary prospectus supplement to the S-3 Registration Statement filed with the SEC on October 25, 2018 (the “Preliminary Prospectus Supplement”), a free writing prospectus filed with the SEC on October 24, 2018 (the “Free Writing Prospectus”), and a final prospectus supplement to the S-3 Registration Statement filed with the SEC on October 31, 2018 (the “Final Prospectus Supplement” and the S-3 Registration Statement as supplemented by the Preliminary Prospectus Supplement and the Final Prospectus Supplement, together with the Free Writing Prospectus, the “Registration Statement”). Under the Registration Statement, Rekor registered 4,125,000 shares of common stock and 618,750 shares of common stock issuable upon exercise of the underwriters’ option to purchase additional shares of common stock at a public offering price of $0.80 per share for a registered aggregate offering price of approximately $3.8 million. Following the sale of the shares in connection with the closing of the Offering on November 1, 2018, the Offering terminated. The Offering commenced on October 24, 2018 and did not terminate until the sale of all of the shares offered. ThinkEquity, a division of Fordham Financial Management, Inc. and The Benchmark Company, LLC acted as joint book-running managers of the Offering.

Rekor received aggregate gross proceeds from the Offering of approximately $3.3 million, and aggregate net proceeds of approximately $2.8 million after deducting underwriting discounts and commissions of $0.2 million and offering expenses of $0.3 million, for total expenses, including underwriting discounts and commissions of $0.5 million. No payments for such expenses were made directly or indirectly to any of Rekor’s officers, directors, or their associates, any persons owning 10% or more of any class of Rekor’s equity securities or any of Rekor’s affiliates.

There has been no material change in Rekor’s planned use of the net proceeds from the Offering as described in the Final Prospectus Supplement.

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

None.

Item 6.
Exhibits

(a)
Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Novume Solutions, Inc. as filed with the Secretary of State of Delaware on April 26, 2019	8-K	001-38338	3.1	4/30/19
3.2	Amended and Restated Bylaws of Rekor Systems, Inc.	8-K	001-38338	3.2	4/30/19
4.1	Form of Warrant issued by Novume Solutions, Inc. on March 12, 2019	8-K	001-38338	4.1	3/18/19
4.2	Form of Senior Secured Note issued by Novume Solutions, Inc. on March 12, 2019	8-K	001-38338	4.2	3/18/19
4.3	Note Purchase Agreement, dated as of March 12, 2019, by and among Novume Solutions, Inc., Cedarview Capital Management, LP, the Guarantors from time to time party thereto, U.S. Bank National Association, and the Purchasers from time to time party thereto	8-K	001-38338	4.3	3/18/19
10.1#	Employment Agreement, dated as of November 14, 2018, by and between Novume Solutions, Inc. and Matthew Hill	8-K	001-38338	10.2	11/15/18
10.2	Asset Purchase Agreement, dated as of November 14, 2018, by and among Novume Solutions, Inc., OpenALPR Technology, Inc. and Matthew Hill	8-K	001-38338	10.1	11/15/18
10.3	Amendment No. 1 to Purchase Agreement, dated as of February 15, 2019, by and among Novume Solutions, Inc., OpenALPR Technology, Inc. and Matthew Hill	8-K	001-38338	10.1	3/18/19
10.4	Amendment No. 2 to Purchase Agreement, dated as of March 12, 2019, by and among Novume Solutions, Inc., OpenALPR Technology, Inc. and Matthew Hill	8-K	001-38338	10.2	3/18/19
10.5	Sublease effective January 1, 2019 by and between BlueWater Federal Solutions, Inc. and AOC Key Solutions, Inc.	10-K	001-38338	10.17	4/11/19
10.6	Sublease effective May 9, 2019 by and between Cardinal Health 121, LLC and Rekor Systems, Inc.					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
*
Filed herewith.
**
Furnished herewith.
#
Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rekor Systems, Inc.

/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	Chief Executive Officer, Director (Principal Executive Officer and Authorized Signatory)
Date:	May 14, 2019

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Berman Robert A. Berman	Chief Executive Officer (Principal Executive Officer) and Director	May 14, 2019

/s/ Riaz Latifullah Riaz Latifullah	EVP, Corporate Development (Principal Financial and Accounting Officer)	May 14, 2019

/s/ James K. McCarthy James K. McCarthy	Chairman of the Board and Director	May 14, 2019

/s/ Richard Nathan Dr. Richard Nathan	Director	May 14, 2019

/s/ Glenn Goord Glenn Goord	Director	May 14, 2019

/s/ Paul de Bary Paul de Bary	Director	May 14, 2019

/s/ Christine J. Harada Christine J. Harada	Director	May 14, 2019
/s/ David Hanlon David Hanlon	Director	May 14, 2019