Form 10-Q
period 2019-06-30
Rekor Systems, Inc.
filed 2019-08-14
CIK 1697851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-38338
Rekor Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-5266334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7172 Columbia Gateway Drive, Suite 400
Columbia, MD
(Address principal executive offices)

21046
(Zip Code)

(410) 762-0800
(Registrant’s telephone number, including area code)

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

As of August 13, 2019, the Registrant had 20,270,041 shares of common stock, $0.0001 par value per share outstanding.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties including particularly statements regarding our future results of operations and financial position, business strategy, prospective products and services, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products and services. These statements involve uncertainties, such as known and unknown risks, and are dependent on other important factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements we express or imply. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2018 entitled “Risk Factors” and elsewhere in this Quarterly Report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.  Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. We undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

Table of Content
REKOR SYSTEMS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I     FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
REKOR SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$3,096	$2,159
Restricted cash and cash equivalents	572	609
Accounts receivable, net	7,267	5,265
Inventory	214	73
Other current assets, net	358	424
Total current assets	11,507	8,530

Property and equipment, net	1,819	1,467
Right-of-use lease assets, net	1,068	-
Goodwill	8,027	3,093
Intangible assets, net	9,647	4,835
Deposits and other long-term assets	61	130
Total assets	$32,129	$18,055

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,175	$4,237
Lines of credit	2,790	1,661
Notes payable, current portion	-	2,469
Other liabilities, current portion	5	-
Lease liability, short term	504	-
Contract liabilities	648	207
Total current liabilities	9,122	8,574
Notes payable	19,744	965
Other long-term liabilities	24	-
Lease liability, long term	681	-
Deferred rent	-	8
Contract liabilities, long term	739	-
Total liabilities	30,310	9,547

Series A Cumulative Convertible Redeemable Preferred stock, $0.0001 par value, 505,000 shares authorized and 502,327 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	5,415	5,052

Stockholders' (Deficit) Equity
Common stock, $0.0001 par value, 30,000,000 shares authorized, 19,382,185 and 18,767,619 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	2	2
Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of June 30, 2019 and December 31, 2018, respectively
Series B Cumulative Convertible Preferred stock, $0.0001 par value, 240,861 shares authorized, issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	-	-
Additional paid-in capital	16,496	15,518
Accumulated deficit	(20,094)	(12,064)
Total stockholders’ (deficit) equity	(3,596)	3,456
Total liabilities and stockholders’ (deficit) equity	$32,129	$18,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenue:
Technology	$1,416	$872	$2,426	$1,746
Professional Services	10,913	11,466	21,530	21,811
Total revenue	12,329	12,338	23,956	23,557

Cost of revenue:
Technology	271	369	761	697
Professional Services	8,166	8,496	16,198	16,303
Total cost of revenue	8,437	8,865	16,959	17,000

Gross profit:
Technology	1,145	503	1,665	1,049
Professional Services	2,747	2,970	5,332	5,508
Gross profit	3,892	3,473	6,997	6,557

Operating expenses:
General and administrative expenses	4,898	3,829	9,035	8,543
Selling and marketing expenses	603	495	1,031	946
Research and development expenses	302	5	307	121
Impairment of intangible assets	1,549	-	1,549	-
Operating expenses	7,352	4,329	11,922	9,610

Loss from operations	(3,460)	(856)	(4,925)	(3,053)
Other income (expense):
Loss on extinguishment of debt	-	-	(1,113)	-
Interest expense	(1,417)	(171)	(1,705)	(264)
Other income (expense)	(38)	105	(33)	201
Total other expense	(1,455)	(66)	(2,851)	(63)
Loss before income taxes	(4,915)	(922)	(7,776)	(3,116)
Income tax provision	(12)	-	(24)	-
Net loss	$(4,927)	$(922)	$(7,800)	$(3,116)

Loss per common share - basic and diluted	$(0.27)	$ (0.08)	$(0.44)	$ (0.25)

Weighted average shares outstanding
Basic and diluted	19,369,399	14,533,030	19,135,176	14,514,864

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

	Shares of Common Stock	Common Stock	Shares of Series B Preferred Stock	Series B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	(Dollars in thousands, except per share data)
Balance as of March 31, 2019	19,367,619	$2	240,861	$-	$16,505	$(15,052)	$1,455
Stock-based compensation	-	-	-	-	175	-	175
Exercise of cashless warrants	14,566	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	(115)	(115)
Accretion of Series A preferred stock	-	-	-	-	(184)	-	(184)
Net loss	-	-	-	-	-	(4,927)	(4,927)
Balance as of June 30, 2019	19,382,185	$2	240,861	$-	$16,496	$(20,094)	$(3,596)

Balance as of March 31, 2018	14,496,697	$1	240,861	$-	$12,586	$(8,210)	$4,377
Stock-based compensation	-	-	-	-	97	-	97
Issuance related to note payable	35,000	-	-	-	126		126
Issuance upon exercise of stock options	3,998	-	-	-	7	-	7
Preferred stock dividends	-	-	-	-	-	(115)	(115)
Accretion of Series A preferred stock	-	-	-	-	(161)		(161)
Net loss	-	-	-	-	-	(922)	(922)
Balance as of June 30, 2018	14,535,695	$1	240,861	$-	$12,655	$(9,247)	$3,409

Balance as of December 31, 2018	18,767,619	$2	240,861	$-	$15,518	$(12,064)	$3,456
Stock-based compensation	-	-	-	-	238	-	238
Issuance of warrants in conjunction with notes payable	-	-	-	-	706	-	706
Exercise of cashless warrants	14,566	-	-	-	-	-	-
Common stock issued in OpenALPR acquisition	600,000	-	-	-	397	-	397
Preferred stock dividends	-	-	-	-	-	(230)	(230)
Accretion of Series A preferred stock	-	-	-	-	(363)	-	(363)
Net loss	-	-	-	-	-	(7,800)	(7,800)
Balance as of June 30, 2019	19,382,185	$2	240,861	$-	$16,496	$(20,094)	$(3,596)

Balance as of December 31, 2017	14,463,364	$1	240,861	$-	$12,343	$(5,834)	$6,510
Adjustment to adopt new accounting guidance revenue recognition (1)	-	-	-	-	-	(67)	(67)
Balance as of January 1, 2018	14,463,364	1	240,861	-	12,343	(5,901)	6,443
Stock-based compensation	-	-	-	-	209	-	209
Issuance of warrants	-	-	-	-	123	-	123
Common stock issued in Secure Education Consultants acquisition	33,333	-	-	-	163	-	163
Issuance related to note payable	35,000	-	-	-	126	-	126
Issuance upon exercise of stock options	3,998	-	-	-	7	-	7
Preferred stock dividends	-	-	-	-	-	(230)	(230)
Accretion of Series A preferred stock	-	-	-	-	(316)	-	(316)
Net loss	-	-	-	-	-	(3,116)	(3,116)
Balance as of June 30, 2018	14,535,695	$1	240,861	$-	$12,655	$(9,247)	$3,409

(1) See Note 2 for additional information

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss	$(7,800)	$(3,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	160	174
Amortization of right-of-use lease asset	144	-
Share-based compensation	238	209
Amortization of financing costs	330	29
Accretion of debt discount	106	-
Deferred rent	-	(6)
Change in fair value of derivative liability	-	(75)
Amortization of intangible assets	826	511
Impairment of intangible assets	1,549	-
Loss on extinguishment of debt	1,113	-
Loss on sale of Secure Education	3	-
Changes in operating assets and liabilities:
Accounts receivable	(1,680)	(337)
Inventory	(141)	26
Deposits	69	-
Other current assets	79	181
Accounts payable and accrued expenses	481	545
Contract liabilities	792	50
Lease liability and deferred rent	(35)	-
Net cash used in operating activities	(3,766)	(1,809)
Cash Flows from Investing Activities
Proceeds from sale of note receivable	-	1,475
Proceeds from sale of Secure Education	250	-
Capital expenditures	(491)	(503)
Net cash (used in) provided by investing activities	(241)	972
Cash Flows from Financing Activities
Proceeds from short-term borrowings	1,129	2,000
Repayments of short-term borrowings	(61)	(796)
Net proceeds from notes payable	3,839	-
Net proceeds from exercise of options	-	7
Payment of preferred dividends	-	(230)
Net cash provided by financing activities	4,907	981
Net increase in cash, cash equivalents and restricted cash	900	144
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	2,768	1,957
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$3,668	$2,101

Reconciliation of cash, cash equivalents and restricted cash and cash equivalents:
Cash and cash equivalents at end of period	3,096	1,280
Restricted cash and cash equivalents at end of period	572	821
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$3,668	$2,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Rekor Systems, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2019, the consolidated results of operations, consolidated statements of shareholders’ (deficit) equity and consolidated statements of cash flows for the three and six-month periods ended June 30, 2019 and 2018.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and six-month period ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

These condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The condensed consolidated balance sheet data as of December 31, 2018 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2018 but does not include all disclosures required by U.S. GAAP.

Dollar amounts, except per share data, in the notes to these financial statements are rounded to the closest $1,000.

Certain prior year amounts have been reclassified to conform with the current year presentation. Beginning in the second quarter of 2019, sales and marketing expenses and research and development expenses have been presented separately from general and administrative expenses on the condensed consolidated statements of operations, whereas in prior periods these amounts were included in one caption titled "selling, general and administrative expenses." Amounts for the first quarter of 2019 have been reclassified to conform to the current year presentation.

Rekor Systems, Inc. (the “Company” or “Rekor”), (formerly Novume Solutions, Inc.) was formed in February 2017 to effectuate the mergers of, and become a holding company for KeyStone Solutions, LLC. (“KeyStone”) and Brekford Traffic Safety, Inc. (“Brekford”). On February 28, 2019, the Company changed the name of its wholly owned subsidiary, Brekford Traffic Safety, Inc. to Rekor Recognition Systems, Inc. (“Rekor Recognition”). On April 26, 2019, the Company changed its name from Novume Solutions, Inc. to Rekor Systems, Inc.

In March 2019, Rekor acquired certain assets and certain liabilities of OpenALPR Technology, Inc. (such assets and liabilities being referred to herein as “OpenALPR Technology”) through its subsidiary, OpenALPR Software Solutions, LLC (“OpenALPR”). The financial information in this Quarterly Report only includes OpenALPR in the results of operations beginning as of March 12, 2019 (see Note 4).

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

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Going Concern Assessment

For all annual and interim periods, management will assess going concern uncertainty in the Company’s consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans and external bank lines of credit, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in U.S. GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions. These assumptions including among other factors, the expected timing and nature of the Company’s programs and projected cash expenditures, its ability to delay or curtail these expenditures or programs and its ability to raise additional capital, if necessary, to the extent management has the proper authority to execute them and considers it probable that those implementations can be achieved within the look-forward period.

The Company has generated losses since its inception in August 2017 and has relied on cash on hand, external bank lines of credit, the sale of a note, debt financing, and a public offering of its common stock to support cashflow from operations. As of and for the six months ended June 30, 2019, the Company had a net loss of $7,800,000 and working capital of $2,385,000. The Company's net cash position was increased by $937,000 in June 2019 by the issuance of $20,000,000 senior secured notes, of which $5,000,000 was issued as a note payable to the seller, offset by $7,000,000 of cash paid for the acquisition of OpenALPR, and approximately $6,227,000 related to the extinguishment of debt and associated fees related to acquiring new debt (see Note 7).

Management believes that based on relevant conditions and events that are known and reasonably knowable, its current forecasts and projections, for one year from the date of the filing of the consolidated financial statements in this Quarterly Report on Form 10-Q, indicate the Company’s ability to continue operations as a going concern for that one-year period. The Company is actively monitoring its operations, cash on hand and working capital. Additionally, the Company has access to the capital market, which the Company can use to raise funds. Additionally, the Company has contingency plans to reduce or defer expenses and cash outlays should operations weaken in the look-forward period or additional financing, if needed, is not available.

Goodwill and Intangible Assets

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

During the second quarter of 2019 we wrote-off $1,549,000 of intangible assets associated with the Company's wholly owned subsidiaries Firestorm, and BC Management, Inc. (“BC Management”) (see Note 5).

 Revenue Recognition

The Company derives its revenues substantially from two sources: (1) subscription revenues for software licenses, technology products and services (2) professional services to clients.

Revenue is recognized upon transfer of control of promised products and services to our customers, in an amount that reflects the consideration the Company expects to receive in exchange for those products and services. If the consideration promised in the contract includes a variable amount, for example maintenance fees, the Company includes an estimate of the amount it expects to receive for the total transaction price if it is probable that a significant reversal of cumulative revenue recognized will not occur.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company determines the amount of revenue to be recognized through application of the following steps:

●
Identification of the contract, or contracts, with a customer
●
Identification of the performance obligations in the contract
●
Determination of the transaction price
●
Allocation of the transaction price to the performance obligations in the contract
●
Recognition of revenue when, or as, performance obligations are satisfied

 The subscription revenues for software licenses, technology products and services revenues are comprised of fees that provide customers with access to the software licenses and related support and updates during the term of the arrangement. Revenue is generally recognized ratably over the contract term. During the second quarter the Company changed its revenue contracts in the Technology Segment from perpetual software licenses to monthly subscriptions. This change may impact the Company's revenue in the short term. However, over the long term the total impact of revenue will be consistent. The Company’s subscription services arrangements are non-cancelable and do not contain refund-type provisions.

The Company’s professional services contracts recognize revenue based on a time and materials or fixed fees basis. These revenues are recognized as the services are rendered for time and materials contracts, on a proportional performance basis for fixed price contracts, or ratably over the contact term for fixed price contracts with subscription services.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (included within accounts receivable, net), and contract liabilities (deferred revenue) on the condensed consolidated balance sheet. When billings occur after the work has been performed, such unbilled amounts will generally be billed and collected within 60 to 120 days but typically no longer than over the next twelve months. Unbilled receivables of $1,532,000 and $1,125,000 are included in accounts receivable, net in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively. When we advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within the next 6 months to five years, depending on the subscription or licensing period. These assets and liabilities are reported on the condensed consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the six-month period ended June 30, 2019 were not materially impacted by any other factors.

The services due for contract liabilities described above are shown below as of June 30, 2019 (dollars in thousands):

2019	$482
2020	224
2021	216
2022	188
2023	185
Thereafter	92
Total	$1,387

Segment Reporting

The Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. Beginning with the first quarter of 2019, the Company changed its operating and reportable segments from one segment to two segments: the Technology Segment and the Professional Services Segment. The two segments reflect the Company’s separate focus on technology products and services versus professional services. (See Note 3)

The Technology Segment will be responsible for the activities in developing technology and distributing and licensing products and services with vehicle recognition features. In connection with this effort in March 2019, the Company acquired OpenALPR Technology (See Note 4). The Professional Services Segment will be responsible for the activities that provide professional services for government contracting market, as well as staffing services for the aerospace and aviation markets.

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with the maturity of three months or less to be cash equivalents.

Cash subject to contractual restrictions and not readily available for use is classified as restricted cash and cash equivalents. The Company’s restricted cash balances are primarily made up of cash collected on behalf of certain client jurisdictions. Restricted cash and cash equivalents for these client jurisdictions as of June 30, 2019 and December 31, 2018 were $572,000 and $609,000, respectively, and correspond to equal amounts of related accounts payable and are presented as part of accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, restricted cash and cash equivalents, inventory, accounts receivable and accounts payable approximate fair value as of June 30, 2019 and December 31, 2018 because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value as of June 30, 2019 and December 31, 2018, given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

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

The Company’s goodwill and other intangible assets are measured at fair value at the time of acquisition and analyzed on a recurring and non-recurring basis for impairment, respectively, using Level 2 and Level 3 inputs.

The Company has concluded that its Series A Preferred Stock is a Level 3 financial instrument and that the fair value approximates the carrying value, which includes the accretion of the discounted interest component through June 30, 2019. There were no changes in levels during the three and six months ended June 30, 2019 and 2018.

Concentrations of Credit Risk

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”). At June 30, 2019 and December 31, 2018, the Company had deposits totaling $3,668,000 and $2,768,000, respectively, in three U.S. financial institutions that were federally insured up to $250,000 per account.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We have a market concentration of revenue and accounts receivable in our Professional Services Segment related to our customer base. One customer in the Professional Services Segment accounted for approximately $3,517,000 or 15% and $5,073,000 or 22% of the condensed consolidated revenue for the six months ended June 30, 2019 and 2018, respectively. There was one customer in the Professional Services Segment that accounted for approximately $1,385,000 or 15% and $2,428,000 or 20% of the condensed consolidated revenue for the three months ended June 30, 2019 and 2018, respectively. Additionally, as of June 30, 2019, accounts receivable from two customers totaled $806,000 or 11% and $1,715,000 or 24%, respectively, of the condensed consolidated accounts receivable balance. As of December 31, 2018 there was one customer that accounted for $1,043,000 or 20% of the condensed consolidated accounts receivable balance.

No other single customer accounted for more than 10% of our condensed consolidated revenue for the six months ended June 30, 2019 or condensed consolidated accounts receivable balance as of June 30, 2019.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the six-month period ended June 30, 2019

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. Effective January 1, 2019, the Company adopted ASU 2016-02, as amended, which requires lessees to recognize a right-of-use (“ROU”) lease assets and lease liability on the balance sheet for most lease arrangements and expands disclosures about leasing arrangements for both lessees and lessors, among other items. The Company adopted ASU 2016-02 using the optional transition method whereby the Company applied the new lease requirements under ASU 2016-02 through a cumulative-effect adjustment, which after completing our implementation analysis, resulted in no adjustment to its January 1, 2019 beginning retained earnings balance. On January 1, 2019, the Company recognized $921,000 of ROU operating lease assets and $951,000 of operating lease liabilities, including noncurrent operating lease liabilities of $728,000, as a result of adopting this standard. The difference between ROU operating lease assets and operating lease liabilities was primarily due to previously accrued rent expense relating to periods prior to January 1, 2019. The new standard provides several optional practical expedients for use in transition. We elected to use what the FASB has deemed the “package of practical expedients,” which allows us not to reassess our previous conclusions about lease identification, lease classification and the accounting treatment for initial direct costs. The ASU also provides several optional practical expedients for the ongoing accounting for leases. We have elected the short-term lease recognition exemption for all leases that qualify, meaning that for leases with terms of twelve months or less, we will not recognize right-of-use (ROU) assets or lease liabilities on our consolidated balance sheet. Additionally, we have elected to use the practical expedient to not separate lease and non-lease components for leases of real estate, meaning that for these leases, the non-lease components are included in the associated ROU asset and lease liability balances on our consolidated balance sheet. The comparative periods have not been restated for the adoption of ASU 2016-02.

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

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

NOTE 3 – BUSINESS SEGMENTS

FASB ASC Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. Beginning with the first quarter of 2019, the Company changed its operating and reportable segments from one segment to two segments: the Technology Segment and the Professional Services Segment. The two segments reflect the Company’s separate focus on technology products and services versus professional services.

The Company provides general corporate services to its segments; however, these services are not considered when making operating decisions and assessing segment performance. These services are reported under “Corporate Services” below and these include costs associated with executive management, financing activities and public company compliance.

Summarized financial information concerning the Company’s reportable segments is presented below:

	Technology	Professional Services	Corporate Services	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2019:
Revenues	$1,416	$10,913	$-	$12,329
Gross profit	1,145	2,747	-	3,892
Loss from operations*	(391)	(1,850)	(1,219)	(3,460)
* Including intangible assets impairment	-	1,549	-	1,549

Three Months Ended June 30, 2018:
Revenues	872	11,466	-	12,338
Gross profit	503	2,970	-	3,473
Loss from operations	9	(48)	(817)	(856)

Six Months Ended June 30, 2019:
Revenues	2,426	21,530	-	23,956
Gross profit	1,665	5,332	-	6,997
Loss from operations*	(590)	(2,130)	(2,205)	(4,925)
* Including intangible assets impairment	-	1,549	-	1,549

Six Months Ended June 30, 2018:
Revenues	1,746	21,811	-	23,557
Gross profit	1,049	5,508	-	6,557
Loss from operations	(249)	(423)	(2,381)	(3,053)

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – ACQUISITIONS

Secure Education Consultants Acquisition

On January 1, 2018, the Company completed its acquisition of certain assets of Secure Education Consultants ("SEC") through Firestorm. Consideration paid as part of this acquisition included: $100,000 in cash; 33,333 shares of Rekor common stock valued at $163,000; warrants to purchase 33,333 shares of Rekor common stock, exercisable over a period of five years, at an exercise price of $5.44 per share, valued at $66,000; and warrants to purchase 33,333 of Rekor common stock, exercisable over a period of five years, at an exercise price of $6.53 per share, valued at $57,000.

The Company has completed its analysis of the purchase price allocation. The Company recorded $386,000 of customer relationships to intangible assets.

The table below shows the final breakdown related to the Secure Education acquisition (dollars in thousands):

Cash paid	$100
Common stock issued	163
Warrants issued, at $5.44	66
Warrants issued, at $6.53	57
Total consideration	386
Less intangible assets and intellectual property	(386)
Net goodwill recorded	$-

On June 1, 2019, the Company sold all its interest in Secure Education for consideration of $250,000. As a result of the Secure Education sale, the Company disposed $249,000 of net intangible assets, $58,000 of accounts receivables, and $54,000 of accounts payables. This resulted in a loss of $3,000 that is presented as part of general and administrative expenses in the accompanying condensed consolidated statement of operations.

OpenALPR Acquisition

On November 14, 2018, the Company entered into an Asset Purchase Agreement (the “OpenALPR Purchase Agreement”) by and among the Company, OpenALPR Technology, Inc. and Matthew Hill pursuant to which the Company agreed to purchase all of the assets of OpenALPR Technology Inc. and its subsidiaries, except for certain excluded assets, and assumed certain liabilities as provided for in the OpenALPR Purchase Agreement. The Company agreed to pay $15,000,000, subject to certain adjustments, provided that OpenALPR Technology, Inc. could elect to receive up to 1,000,000 shares of the Company’s common stock, par value, $0.0001 per share, in lieu of up to $5,000,000 in cash valued at a price per share of $5.00.

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

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 12, 2019, the Company completed the acquisition of the of OpenALPR Technology and assumed certain assets and liabilities (the “OpenALPR Acquisition”). Consideration paid as part of the OpenALPR Acquisition was: $7,000,000 in cash, subject to adjustment after closing; 600,000 shares of Rekor common stock, valued at $397,000; and $5,000,000 of the 2019 Promissory Notes (see Note 7) principal amount, together with an accompanying warrant to purchase 625,000 shares of Rekor common stock, exercisable over a period of five years, at an exercise price of $0.74 per share, valued at $208,000 (“March 2019 Warrants” see Note 9).

The purchase price allocation to the assets acquired and liabilities assumed based on fair values as of the acquisition date. Since the acquisition of the OpenALPR Technology occurred on March 12, 2019, the results of operations for OpenALPR from the date of acquisition have been included in the Company’s condensed consolidated statement of operations for the three and six-months ended June 30, 2019.

The final purchase price allocation, completed in the second quarter of 2019, resulted in adjustments to intangible assets of approximately $4,934,000, since our previous estimates as of March 31, 2019, and primarily related to fair value adjustments to technology-based intangible assets. The final purchase price allocation of the acquisition of OpenALPR is as follows: intangible assets of $7,436,000 and goodwill of $4,934,000 along with net assets acquired of $415,000, and contract obligations assumed of $388,000.

The table below shows the breakdown related to the final purchase price allocation for the OpenALPR Technology acquisition (dollars in thousands) :

Assets acquired	$415
Liabilities acquired	(388)
Net assets acquired	27
Less intangible assets	7,436
Consideration paid (see below)	(12,397)
Net Goodwill recorded	$4,934

Cash consideration	$7,000
Notes payable	5,000
Common stock consideration	397
Total acquisition consideration	$12,397

Hill Employment Agreement

On November 14, 2018, concurrent with the execution of the OpenALPR Purchase Agreement, the Company entered into an employment agreement with Matthew Hill (the “Hill Employment Agreement”) which became effective as of March 12, 2019, the closing date of the OpenALPR Purchase Agreement.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenues	$12,329	$ 12,460	$24,925	$23,985
Net loss	(4,927)	(917)	(6,992)	(2,919)
Basic and diluted loss per share	$(0.27)	$(0.08)	$(0.39)	$(0.23)

Basic and diluted number of shares	19,369,399	15,133,030	19,135,176	15,148,197

NOTE 5 – IDENTIFIABLE INTANGIBLE ASSETS

The following summarizes the change in intangible assets from December 31, 2018 to June 30, 2019:

	Balance as of December 31, 2018	Additions	Amortization	Impairment	Sale of Secure Education	Balance as of June 30, 2019
Intangible assets subject to amortization:	(Dollars in thousands)
Customer relationships	$4,257	$90	$(419)	$(1,549)	$(249)	$2,130
Marketing related	495	223	(104)	-	-	614
Technology based	83	7,123	(303)	-	-	6,903
Total intangible assets subject to amortization	$4,835	$7,436	$(826)	$(1,549)	$(249)	$9,647

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following provides a breakdown of identifiable intangible assets as of June 30, 2019:

	Customer Relationships	Marketing Related	Technology Based	Total
	(Dollars in thousands)
Identifiable intangible assets	$2,409	$953	$7,207	$10,569
Accumulated amortization	(279)	(339)	(304)	(922)
Identifiable intangible assets, net	$2,130	$614	$6,903	$9,647

With the acquisition of OpenALPR Technology, the Company identified technology-based intangible assets of $11,845,000 in its preliminary purchase price allocation. The final purchase price allocation, completed in the second quarter of 2019, resulted in adjustments to intangible assets of approximately $4,934,000, since our previous estimates as of March 31, 2019, and primarily related to fair value adjustments to technology-based intangible assets. The final purchase price allocation of the acquisition of OpenALPR is as follows: technology-based intangible assets of $7,123,000, marketing-related intangible assets of $223,000, customer-related intangible assets of $90,000 and goodwill of $4,934,000 along with net assets acquired of $27,000.

These intangible assets are being amortized on a straight-line basis over their weighted average estimated useful life of 6.6 years. Amortization expense for the three months ended June 30, 2019 and 2018 was $456,000 and $255,000, respectively, and for the six months ended June 30, 2019 and 2018 was $826,000 and $511,000, respectively, and is presented as part of general and administrative expenses in the accompanying condensed consolidated statements of operations.

Firestorm, the Company's wholly owned subsidiary, provided services related to crisis management, crisis communications, emergency response, and business continuity and other emergency, crisis and disaster preparedness initiatives. Its fully owned subsidiary, BC Management was an executive search firm for business continuity, disaster recovery, crisis management and risk management professionals and a provider of business continuity research with annual studies covering compensation assessments, program maturity effectiveness, event impact management reviews, IT resiliency and critical supply analyses. Its other wholly owned subsidiary, Secure Education was comprised of an expert team of highly trained, former U.S. Secret Service Agents and assists clients by designing customized plans, conducting security assessments, delivering training, and responding to critical incidents.

On June 1, 2019, the Company completed the sale of Secure Education, which included $249,000 of intangible assets (see Note 4).

On June 28, 2019 the Company discontinued the operations of BC Management, resulting in an impairment of $242,000 of intangible assets related to its acquisition in December 2018. The discontinued operation of BC Management does not constitute a significant strategic shift that will have a material impact on the Company’s ongoing operations and financial results.

On June 30, 2019, the Company recorded an intangible assets impairment of $1,307,000 of customer relationship intangible assets from the Firestorm acquisition. In the second quarter of 2019, the Company evaluated the performance of all the franchisees of Firestorm Franchising, LLC and notified them of the termination of their agreements on the basis of non-performance. The discontinued operation of Firestorm Franchising, LLC does not constitute a significant strategic shift that will have a material impact on the Company's ongoing operations and financial results.

As of June 30, 2019, the estimated annual amortization expense for each of the next five fiscal years and thereafter is as follows (dollars in thousands) :

2019	$ 718
2020	1,436
2021	1,384
2022	1,240
2023	1,226
Thereafter	3,643
Total	$ 9,647

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Supplemental disclosures of cash flow information for the six months ended June 30, 2019 and 2018 were as follows:
	For the Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Cash paid for interest	$1,023	$155
Business combinations, net of cash:
Current assets	415	-
Intangible assets	7,436	386
Goodwill	4,934	-
Current liabilities	(388)	-
Cash paid acquisition of OpenALPR Technology	(7,000)	-
Note issued acquisition of OpenALPR Technology	(5,000)	-
Issuance of common stock	(397)	(163)
Issuance of common stock warrants	-	(123)
Sale of SEC:
Current assets	(58)	-
Intangible assets sold	(250)	-
Current liabilities	54	-
Loss on sale	3	-
Financing:
Notes payable	21,000	-
Debt discount financing costs	(2,599)	-
Extinguishment of debt	(1,113)	-
Repayment of notes payable and interest expense, net of debt discount	(2,515)	-
Investment in OpenALPR Technology	(12,000)	-
Issuance of warrants in conjunction with notes payable	706
Accounts payable	360	-
Proceeds from notes payable	3,839	-
Common stock issued in connection with note payable	-	126
Adoption of ASC-842 Lease Accounting:
Right-of-use lease asset	1,212	-
Deferred rent	30	-
Lease liability	$(1,242)	$-

On January 5, 2018, April 6, 2018 and July 9, 2018, the Company paid cash dividends of $88,000 to shareholders of record of Series A Preferred Stock as of the end of the previous month. On September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019, the Company accrued dividends of $88,000 to these Preferred Stock shareholders and did not pay dividends in cash. Accrued dividends payable to Series A Preferred Stock shareholders were $352,000 and $176,000 as of June 30, 2019 and December 31, 2018, respectively, and is presented as part of accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

On January 5, 2018, April 6, 2018 and July 9, 2018, the Company paid cash dividends of $27,000 to shareholders of record of Series B Preferred Stock as of the end of the previous month. As of June 30, 2019, the Company paid $108,000, which represents all accrued dividends to these Preferred Stock shareholders. Accrued dividends payable to Series B Preferred Stock shareholders were $0 and $54,000 as of June 30, 2019 and December 31, 2018, respectively, and is presented as part of accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – DEBT

Line of Credit

Global Technical Services, Inc. and Global Contract Professionals, Inc, (together “Global”), the Company’s wholly owned subsidiaries, have revolving lines of credit with Wells Fargo Bank National Association (“WFB”) (“Wells Fargo Credit Facilities”). WFB agreed to advance to Global, 90% of all eligible accounts with a maximum facility amount of $5,000,000. Interest is payable under the Wells Fargo Credit Facilities at a monthly rate equal to the Three-Month LIBOR, (as such term is defined under the Wells Fargo Credit Facilities), in effect from time to time plus 3%, plus an additional margin of 3%. Payment of the revolving lines of credit is secured by the accounts receivable of Global. The current term of the Wells Fargo Credit Facilities run through December 31, 2019, with automatic renewal terms of 12 months. WFB or Global may terminate the Wells Fargo Credit Facilities upon at least 60 days’ written notice prior to the last day of the current term. The principal balance as of June 30, 2019 and December 31, 2018 was $2,238,000 and $1,095,000, respectively.  As part of the agreements for the Wells Fargo Credit Facilities, Global must maintain certain financial covenants that require, among other things, maintenance of minimum amounts and ratios of working capital and fixed charges. WFB waived financial covenant requirements for the six months ended June 30, 2019, with an extension until September 30, 2019.

On November 12, 2017, AOC Key Solutions, Inc. (“AOC”), the company’s wholly owned subsidiary, entered into an Account Purchase Agreement and related agreements (the “AOC Wells Agreement”) with WFB. Pursuant to the AOC Wells Agreement, AOC Key Solutions agreed to sell and assign to WFB all of its Accounts (as such term is defined in Article 9 of the Uniform Commercial Code), constituting accounts arising out of sales of Goods (as such term is defined in Article 9 of the Uniform Commercial Code) or rendition of services that WFB deems to be eligible for borrowing under the AOC Wells Agreement. WFB agreed to advance to AOC Key Solutions, 90% of all eligible accounts with a maximum facility amount of $3,000,000. Interest is payable under the AOC Wells Agreement at a monthly rate equal to the Daily One Month LIBOR, (as such term is defined under the AOC Wells Agreement), in effect from time to time plus 5%. The AOC Wells Agreement also provides for a deficit interest rate equal to the then applicable interest rate plus 50% and a default interest rate equal to the then applicable interest rate or deficit interest rate, plus 50%. The initial term of the AOC Wells Agreement runs through December 31, 2018 (the “Initial Term”), with automatic renewal terms of 12 months (the “Renewal Term”), commencing on the first day after the last day of the Initial Term. The current term of the AOC Wells Agreement runs through December 31, 2019. AOC Key Solutions may terminate the AOC Wells Agreement upon at least 60 days’ prior written notice, but no more than 120 days’ written notice, prior to and effective as of the last day of the Initial Term or the Renewal Term, as the case may be. WFB may terminate the AOC Wells Agreement at any time and for any reason upon 30 days’ written notice or without notice upon the occurrence of an Event of Default (as such term is defined in the AOC Wells Agreement) after the expiration of any grace or cure period. The principal balance as of June 30, 2019 and December 31, 2018 was $551,000 and $566,000, respectively. As part of the AOC Wells Agreement,  AOC Key Solutions must maintain certain financial covenants that require, among other things, maintenance of minimum amounts and ratios of working capital and cash flow. WFB waived financial covenant requirements for the six months ended June 30, 2019, with an extension until September 30, 2019.

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

On March 12, 2019, the $500,000 balance due on the Avon Road Note was retired in its entirety in exchange for an equivalent principal amount of the 2019 Promissory Notes (see below).

On January 25, 2017, pursuant to the terms of its acquisition of Firestorm, the Company issued $1,000,000 in the aggregate form of four unsecured, subordinated promissory notes with interest payable over five years. The principal amount of one of the notes payable is $500,000 payable at an interest rate of 2% and the remaining three notes are evenly divided over the remaining $500,000 and payable at an interest rate of 7%. The notes mature on January 25, 2022. The balance of these notes payable was $952,000 and $938,000, net of unamortized interest, as of June 30, 2019 and December 31, 2018, respectively, to reflect the amortized fair value of the notes issued due to the difference in interest rates of $48,000 and $62,000, respectively.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On April 3, 2018, the Company entered into a transaction pursuant to which an institutional investor (the “2018 Lender”) loaned $2,000,000 to the Company (the “2018 Promissory Note”). The loan was originally due and payable on May 1, 2019 and bears interest at 15% per annum, with a minimum of 15% interest payable if the loan is repaid prior to May 1, 2019. In addition, the Company issued 35,000 shares of common stock to the 2018 Lender, which shares contain piggy-back registration rights. If the shares are not registered on the next selling shareholder registration statement, the Company will be obligated to issue an additional 15,000 shares to the 2018 Lender. Upon the sale of Rekor Recognition or its assets, the 2018 Lender was entitled to receive 7% of any proceeds received by the Company or Rekor Recognition in excess of $5,000,000 (the “Lender’s Participation”). In addition, commencing January 1, 2020, the 2018 Lender was to be paid 7% of Rekor Recognition’s earnings before interest, taxes, depreciation and amortization, less any capital expenditures, which amount was to be credited for any payments that might ultimately be paid to the 2018 Lender as its Lender’s Participation, if any. At April 3, 2018, the fair value of shares issued was $126,000. On October 24, 2018, the Company and Rekor Recognition entered into a note amendment with the 2018 Lender by which the maturity date of the note was extended to May 1, 2020 (the “2018 Promissory Note Amendment”). The 2018 Promissory Note Amendment further provided for payment of interest through May 1, 2019, if the principal was repaid before May 1, 2019. At October 24, 2018, an additional $62,500 fee was paid as consideration for extending the maturity date to May 1, 2020 and designated as financing costs related to the 2018 Promissory Note Amendment. Amortized financing cost for the three months ended June 30, 2019 and 2018 was determined to be $0 and $29,000, respectively, and for the six months ended June 30, 2019 and 2018 was determined to be $31,000 and $29,000, respectively. Amortized financing cost is included in interest expense. The 2018 Promissory Note had an effective interest rate of 19.5%. On March 12, 2019, the $2,000,000 balance due on the 2018 Promissory Note was retired in its entirety in exchange for an equivalent principal amount of the 2019 Promissory Notes (see below). In addition, Rekor paid to the 2018 Lender $1,050,000 of consideration for the re-acquisition by the Company of the Lender’s Participation and $75,000 of interest due through May 1, 2019. All amounts paid were obtained from the proceeds of the 2019 Promissory Notes. The 2018 Lender consideration of $1,050,000 for the Lender’s Participation and unamortized financing costs of $63,000 are recorded as costs in connection with extinguishment of debt of $1,113,000 for the six months ended June 30, 2019.

2019 Promissory Notes

On March 12, 2019, the Company entered into a note purchase agreement pursuant to which investors, including OpenALPR Technology, Inc. (see Note 4), (the “2019 Lenders”) loaned $20,000,000 to Rekor (the “2019 Promissory Notes”) and the Company issued to the 2019 Lenders warrants to purchase 2,500,000 shares of Rekor common stock (the “March 2019 Warrants”)(See Note 4). The loan is due and payable on March 11, 2021 and bears interest at 16% per annum, of which at least 10% per annum is required to be paid in cash. Any remaining interest accrues to be paid at maturity or earlier redemption. The notes also require a $1,000,000 exit fee due at maturity, or a premium if paid before the maturity date, and compliance with affirmative, negative and financial covenants, including a fixed charge ratio, minimum liquidity and maximum capital expenditures. The covenants related to this note have been deferred until September 2019. Transaction costs included $403,000 for a work fee payable over 10 months, $290,000 in legal fees and a $200,000 closing fee. The loan is secured by a security interest in substantially all of the assets of Rekor. The March 2019 Warrants are exercisable over a period of five years, at an exercise price of $0.74 per share, and are valued at $706,000. The warrants are exercisable commencing March 12, 2019 and expire on March 12, 2024. The 2019 Promissory Notes has an effective interest rate of 24.87%.

The principal amounts due for long-term notes payable described above and a minor equipment note payable are shown below as of June 30, 2019 (dollars in thousands) :

2019	$-
2020	-
2021	21,000
2022	1,000
2023	-
Total	$22,000

Less unamortized interest	$(48)
Less unamortized financing costs	(2,208)
Long-term debt	$19,744

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

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The 2017 Tax Cut and Jobs Act ("2017 Act") changed U.S. tax law and included various provisions that impacted the Company. The 2017 Act affected the Company by changing U.S. tax rates, increasing the Company’s ability to utilize accumulated net operating losses generated after December 31, 2017, and impacted the estimates of deferred tax assets and liabilities.

The Company’s income tax provision for June 30, 2019 and 2018 was $24,000 and $0, respectively. The increase in the tax expense is primarily related to state minimum taxes and the state of Texas gross receipts tax. The Company established a valuation allowance against deferred tax assets during 2017 and has continued to maintain a full valuation allowance through the six months ended June 30, 2019.

The Company files income tax returns in the United States and in various states. No U.S. Federal, state or foreign income tax audits were in process as of June 30, 2019.

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

For the six months ended June 30, 2019 the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2015 through 2018 tax years remain subject to examination by the Internal Revenue Service.

NOTE 9 – STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $0.0001 par value. As of June 30, 2019, and December 31, 2018, the issued and outstanding common shares of Rekor were 19,382,185 and 18,767,619, respectively.

In January 2018, the Company issued 33,333 shares of Rekor common stock as consideration as part of its acquisition of Secure Education.

In April 2018, the Company issued 35,000 shares of Rekor common stock as additional consideration to the 2018 Lender in connection with the 2018 Promissory Note.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On November 1, 2018, the Company issued 4,125,000 shares of common stock through an underwritten public offering at a public offering price of $0.80 per share. Net proceeds to the Company was approximately $2,800,000. In addition, the Company granted underwriters a 45-day option to purchase up to 618,750 additional shares of common stock to cover over-allotment, if any. The underwriters did not exercise this option and the options were cancelled. As part of the consideration to the underwriters, the Company issued to the underwriters warrants to purchase an aggregate of 206,250 shares of common stock, exercisable over a period of five years, at an exercise price of $1.00 per share. The underwriter warrants have a value of approximately $200,000 are exercisable commencing April 27, 2019 and expire on October 29, 2023.

For the six months ended June 30, 2018, the Company issued 3,998 shares of Rekor common stock related to the exercise of common stock options.

On December 13, 2018, the Company received a letter from Nasdaq indicating that the Company is required to maintain a minimum bid price of $1.00 per share of its common stock. The Company's closing bid price of its common stock had been less than $1.00 for the previous 30 consecutive business days. As such, the Company was not compliant with the minimum bid price requirements under Nasdaq Listing Rule 5550(a)(2). The letter from Nasdaq provided the Company with an initial compliance period of 180 calendar days, or until June 11, 2019, to regain compliance with the minimum bid price requirement. During second compliance period of 180 calendar the closing bid price of the Company’s common stock was above $1.00 for more than 10 consecutive business days, and Nasdaq provided the Company with a written confirmation of compliance indicating that the matter was closed.

On February 15, 2019, the Company entered into Amendment No. 1 to the OpenALPR Purchase Agreement, pursuant to which the Company agreed to issue 600,000 shares of Rekor common stock as partial consideration for the acquisition of the OpenALPR Technology. On March 12, 2019, the Company issued 600,000 shares of Rekor common stock as part of the consideration for the acquisition of the OpenALPR Technology.

For the six months ended June 30, 2019 and 2018, the Company issued 614,566 and 72,331 shares of Rekor common stock, respectively. Out of these, 14,566 shares of Rekor common stock in exchange for the cashless exercise of 42,020 warrants during the second quarter of 2019.

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

Series A Cumulative Convertible Redeemable Preferred Stock

Of the 2,000,000 authorized shares of preferred stock, 505,000 shares are designated as $0.0001 par value Series A Cumulative Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”). The holders of Series A Preferred Stock are entitled to quarterly dividends of 7.0% per annum per share. The holders of Series A Preferred Stock have a right to convert each share into common stock at an initial conversion price and a specified conversion price which increases annually based on the passage of time beginning in November 2019. The holders of Series A Preferred Stock also have a put right after 60 months from the issuance date to redeem any or all of the Series A Preferred Stock at a redemption price of $15.00 per share plus any accrued but unpaid dividends. The Company has a call right after 36 months from the issuance date to redeem all of the Series A Preferred Stock at a redemption price which increases annually based on the passage of time beginning in November 2019. The Series A Preferred Stock contains an automatic conversion feature based on a qualified initial public offering in excess of $30,000,000 or a written agreement by at least two-thirds of the holders of Series A Preferred Stock at an initial conversion price and a specified price which increases annually based on the passage of time beginning in November 2016. Based on the terms of the Series A Preferred Stock, the Company concluded that the Series A Preferred Stock should be classified as temporary equity in the accompanying condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company adjusts the value of the Series A Preferred Stock to redemption value at the end of each reporting period. The adjustment to the redemption value is recorded through additional-paid-in-capital of $184,000 and $161,000 for the three months ended June 30, 2019 and 2018, respectively and $363,000 and $316,000 for the six months ended June 30, 2019 and 2018, respectively.

As of June 30, 2019, and December 31, 2018, 502,327 shares of Series A Preferred Stock were issued and outstanding.

The holders of Series A Preferred Stock are entitled to quarterly cash dividends of $0.175 (7% per annum) per share. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter. On January 5, 2018, April 6, 2018 and July 9, 2018, the Company paid cash dividends of $88,000 to shareholders of record of Series A Preferred Stock as of the end of the previous month. On September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019, the Company accrued dividends of $88,000 to Series A Preferred Stock shareholders of record. Accrued dividends payable to Series A Preferred Stock shareholders were $352,000 and $176,000 as of June 30, 2019 and December 31, 2018, respectively, and is presented as part of the accounts payables and accrued expenses on the accompanying condensed consolidated balance sheets.

On February 15, 2019, the Company’s Series A Preferred Stock, which had been designated as securities trading on the OTC Markets OTCQX exchange, was transferred to being designated as trading on the OTC Markets OTCQB exchange.

Series B Cumulative Convertible Preferred Stock

Of the 2,000,000 authorized shares of preferred stock, 240,861 shares are designated as $0.0001 par value Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). The Series B Preferred Stock has a conversion price of $5.00 per share. Each Series B Preferred Stock has an automatic conversion feature based on the share price of the Company. The holders of Series B Preferred Stock are entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter. As of June 30, 2019, there were no accrued outstanding dividends payable to the Series B Preferred Stock shareholder, as all amounts outstanding were paid as of June 30, 2019. Accrued dividends payable to Series B Preferred Stock shareholder were $54,000 as of December 31, 2018, and are included in accrued expenses on the accompanying condensed consolidated balance sheets.

Warrants

The Company had warrants outstanding that are exercisable into a total of 3,605,805 and 1,214,491 shares of Rekor common stock as of June 30, 2019 and December 31, 2018, respectively. On February 15, 2019, the Company’s warrants which had been designated as securities trading on the OTC Markets OTCQX exchange were transferred to the OTC Markets OTCQB exchange.

As part of its acquisition of Brekford on August 29, 2017, the Company assumed Brekford’s obligations with respect to the Brekford Warrants. The exercise price for the Brekford Warrants was $7.50 and they expired on March 31, 2020. Effective October 16, 2018, the Company entered into exchange agreements with holders of the Brekford Warrants pursuant to which the Company issued to the holders an aggregate of 96,924 shares of common stock in exchange for the return of the warrants to the Company for cancellation. As of June 30, 2019 and December 31, 2018, no Brekford Warrants were outstanding.

As part of a Regulation A Offering in fiscal year 2016 and 2017, the Company issued warrants to the holders of Series A Preferred Stock. The exercise price for these warrants is $1.03 and they are exercisable into a total of 243,655 shares of Rekor common stock. The warrants expire on November 23, 2023.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As part of the acquisition of Firestorm on January 24, 2017, the Company issued: warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $2.5744 per share; and warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $3.6083 per share (the “Firestorm Warrants”). The expiration date of the Firestorm Warrants is January 24, 2022. As of June 30, 2019 and December 31, 2018, there were 631,254 Firestorm Warrants outstanding.

Pursuant to its acquisition of BC Management on December 31, 2017, the Company issued: warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $5.44 per share; and warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $6.53 per share (the “BC Management Warrants”). The expiration date of the BC Management Warrants was December 31, 2022. As of December 31, 2018, there were 66,666 BC Management Warrants outstanding. The BC Management Warrants were surrendered on May 17, 2019 and on June 30, 2019 there were no BC Management Warrants outstanding.

Pursuant to its acquisition of Secure Education on January 1, 2018, the Company issued: warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $5.44 per share; and warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $6.53 per share (the “Secure Education Warrants”). The expiration date of the Secure Education Warrants is January 1, 2023. As of June 30, 2019 and December 31, 2018, there were 66,666 Secure Education Warrants outstanding.

On November 1, 2018, in connection with an underwritten public offering of its common stock, the Company issued to the underwriters warrants to purchase 206,250 shares of its common stock, exercisable over a period of five years, at an exercise price of $1.00 per share. These warrants have a value of approximately $200,000 and are exercisable commencing April 27, 2019 and expire on October 29, 2023. During the six months ended June 30, 2019, 42,020 warrants were exercised in cashless transaction resulting in the issuance of 14,566 shares of common stock. As of June 30, 2019 and December 31, 2018, 164,230 and 206,250 warrants related to the 2018 underwritten public offering remain outstanding, respectively.

On March 12, 2019, in connection with the 2019 Promissory Notes, the Company issued warrants to purchase 2,500,000 shares of its common stock, which are immediately exercisable at an exercise price of $0.74 per share, to certain individuals and entities (see Note 7). Of the 2,500,000 warrants, 625,000 were issued as partial consideration for its acquisition of the OpenALPR Technology (see Note 4). As of June 30, 2019, all 2,500,000 warrants related to the 2019 Promissory Notes remain outstanding.

NOTE 10 – RESTRUCTURING

        In June 2019, the Company implemented a new organizational structure and plan to improve operating results by reducing operating costs by eliminating redundant positions, and the Company initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the Company to drive future revenue growth. For the six months ended June 30, 2019, the Company recorded $333,000 of charges, related to one-time employee termination benefits, in connection with these activities. These charges were related to the Professional Services Segment and are included as part of general and administrative expenses in the accompanying condensed consolidated statement of operations. The restructuring activities have been completed as of June 30, 2019. As of June 30, 2019 the remaining liability related to the restructuring activities was $333,000 and was presented as part of accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets. The amounts due are expected to be paid within the next 12 months.

NOTE 11 – COMMON STOCK OPTION AGREEMENT

On March 16, 2016, two stockholders of the Company entered into an option agreement with Avon Road (collectively, the “Avon Road Parties”). Under the terms of this agreement Avon Road paid the stockholders $10,000 each (a total of $20,000) for the right to purchase, on a simultaneous and pro-rata basis, up to 4,318,856 shares of Rekor’s common stock owned by those two shareholders at $0.52 per share, which was determined to be the fair value. The option agreement had a two-year term which would have expired on March 16, 2018. On September 7, 2017, the Avon Road Parties entered into an amended and restated option agreement which extended the right to exercise the option up to and including March 21, 2019 (the “Amended and Restated Option Agreement”). Pursuant to the Amended and Restated Option Agreement, on December 10, 2018, Avon Road exercised the option to purchase 4,318,856 shares of Rekor’s common stock.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – OPERATING LEASES

The Company leases facilities for office space in various locations throughout the United States. The office leases have remaining lease terms of one to five years, some of which include options to terminate within one year.

Effective January 1, 2019, the Company adopted Topic 842, as amended, which requires lessees to recognize a Right-Of-Use (“ROU”) asset and lease liability on the balance sheet for most lease arrangements and expands disclosures about leasing arrangements for both lessees and lessors, among other items. The Company adopted ASU 2016-02 using the optional transition method whereby the Company applied the new lease requirements under ASU 2016-02 through a cumulative-effect adjustment, which after completing its implementation analysis, resulted in no adjustment to the Company’s January 1, 2019 beginning retained earnings balance. On January 1, 2019, the Company recognized $921,000 of ROU operating lease assets and $951,000 of operating lease liabilities, including noncurrent operating lease liabilities of $728,000 as a result of adopting this standard. The difference between ROU operating lease assets and operating lease liabilities was primarily due to previously accrued rent expense relating to periods prior to January 1, 2019. As part of adopting ASU 2016-02, the Company elected several practical expedients as discussed in Note 2. The comparative periods have not been restated for the adoption of ASU 2016-02.

Operating lease expense for the three months ended June 30, 2019 and 2018 was $140,000 and $193,000, and for the six months ended June 30, 2019 and 2018 was $261,000 and $399,000, respectively, and is part of general and administrative expenses in the accompanying condensed consolidated statement of operations.

Cash paid for amounts included in the measurement of operating lease liabilities was $30,000 and $69,000 for the three and six months ended June 30, 2019, respectively.

On May 9, 2019, the Company entered into a sublease agreement to lease office space in Columbia, Maryland expiring on August 31, 2021. The Company recognized $291,000 of ROU operating lease assets and $291,000 of operating lease liabilities, including noncurrent operating lease liabilities of $232,000.

Supplemental balance sheet information related to leases as of June 30, 2019 was as follows (dollars in thousands) :

Operating lease right-of-use lease assets	$1,068

Lease liability, short term	504
Lease liability, long term	681
Total operating lease liabilities	$1,185

Weighted Average Remaining Lease Term - operating leases	4.0

Weighted Average Discount Rate - operating leases	9%

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Maturities of lease liabilities were as follows (dollars in thousands):

2019 (July to December)	$230
2020	451
2021	319
2022	158
2023	159
2024	81
Total lease payments	1,398
Less imputed interest	213
Maturities of lease liabilities	$1,185

Current portion of lease liability	$504
Long-term portion of lease liability	681
Total lease liability	$1,185

NOTE 13 – COMMITMENTS AND CONTINGENCIES

NeoSystems

The Company planned to acquire NeoSystems LLC (“NeoSystems”) under an agreement entered into on November 16, 2017. On March 7, 2018, the Company received notice of termination of the Agreement and Plan of Merger (the “NeoSystems Merger Agreement”). The terms of the NeoSystems Merger Agreement provided that upon termination, the Company was required to pay certain fees and expenses of legal counsel, financial advisors, investment bankers and accountants. On November 29, 2018, the Company paid NeoSystems $225,000 to cover such fees and expenses, which were recorded as general and administrative expenses on the accompanying condensed consolidated statement of operations.

Firestorm

On June 25, 2019, the Company sent a letter to three former executives of the Company and Firestorm (the Firestorm Principals). The letter described the Company's position that, because the Firestorm Principals fraudulently induced the execution of the Membership Interest Purchase Agreement pursuant to which Firestorm was acquired by the Company, the entire Membership Interest Purchase Agreement and the transactions contemplated thereby, including the issuance of the warrants, are subject to rescission.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

A summary of stock option activity under the Company’s 2017 Plan for the six months ended June 30, 2019 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding Balance at December 31, 2018	1,228	$2.13	8.39	$-
Granted	791	0.88	9.85
Exercised	-	-	-
Forfeited	(17)	1.65	8.05
Expired	-	-	-
Canceled	(212)	1.55	8.08
Outstanding Balance at June 30, 2019	1,790	$1.60	8.80	$1,040
Exercisable at June 30, 2019	858	$1.74	8.28	$393

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock compensation expense for the three months ended June 30, 2019 and 2018 was $175,000 and $97,000, respectively, and for the six months ended June 30, 2019 and 2018 was $238,000 and $209,000, respectively, and is presented as part of general and administrative expenses in the accompanying condensed consolidated statements of operations. The weighted average grant date fair value of options granted, to employees and non-employees, for the six months ended June 30, 2019 was $1.12. The intrinsic value of the stock options granted during the six months ended June 30, 2019 was $784,000. No options were granted for the six months ended June 30, 2018. The total fair value of options that are vested as of June 30, 2019 and 2018 was $1,604,000 and $887,000, respectively.

As of June 30, 2019, there was $536,000 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan that will be recognized over a weighted average period of 2.03 years.

NOTE 15 – LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Basic and diluted loss per share
Net loss from continuing operations	$(4,927)	$(922)	$(7,800)	$(3,116)
Less: preferred stock accretion	(184)	(161)	(363)	(316)
Less: preferred stock dividends	(115)	(115)	(230)	(230)
Net loss attributable to shareholders	(5,226)	(1,198)	(8,393)	(3,662)
Weighted average common shares outstanding - basic and diluted	19,369,399	14,533,030	19,135,176	14,514,864
Loss per share - basic and diluted	$(0.27)	$(0.08)	$(0.44)	$(0.25)

Common stock equivalents excluded due to anti-dilutive effect	6,918,542	2,754,268	6,918,542	2,779,975

       As the Company had a net loss for the three and six months ended June 30, 2019, the following 6,918,542 potentially dilutive securities were excluded from diluted loss per share: 3,672,471 for outstanding warrants, 974,487 related to the Series A Preferred Stock, 481,722 related to the Series B Preferred Stock and 1,789,862 related to outstanding options.

As the Company had a net loss for the three and six months ended June 30, 2018, the following potentially 2,754,268 and 2,779,975 dilutive securities, respectively, were excluded from diluted loss per share: 917,950 for outstanding warrants, 974,487 related to the Series A Preferred Stock, 481,722 related to the Series B Preferred Stock and 380,109 and 405,816 related to outstanding options.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loss Per Share under Two – Class Method

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties including particularly statements regarding our future results of operations and financial position, business strategy, prospective products and services, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products and services. These statements involve uncertainties, such as known and unknown risks, and are dependent on other important factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements we express or imply. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties, and assumptions described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2018 entitled “Risk Factors” and elsewhere in this Quarterly Report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission (the "SEC") that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.  Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. We undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

●
significant risks, uncertainties and other considerations discussed in this report;
●
operating risks, including supply chain, equipment or system failures, cyber and other malicious attacks and other events that could affect the amounts and timing of revenues and expenses;
●
reputational risks affecting customer confidence or willingness to do business with us;
●
financial market conditions and the results of financing efforts;
●
our ability to successfully identify, integrate and complete acquisitions;
●
our ability to access the public markets for debt or equity capital quickly;
●
political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States (“U.S.”), and other countries in which we operate and, in particular, the impact of recent and future federal, state and local regulatory proceedings and changes, including legislative and regulatory initiatives associated with our Technology Segment products;
●
risks and uncertainty with respect to our internal control over financial reporting, including material weaknesses in our current control which may adversely affect the accuracy and reliability of our financial statements;
●
current and future litigation;
●
competition from other companies with an established position in the market we enter or who are seeking to enter markets we already serve;
●
the development of new technologies that change the nature of our business or provide our customers with products or services superior to or less expensive than ours; and
●
the inability of our strategic plans and goals to expand our geographic markets, customer base and product and service offerings.

Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Other than as required by law, we undertake no obligation to update forward-looking statements even though our situation may change in the future. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”) and any updates contained herein as well as those set forth in our reports and other filings made with the SEC.

General

Overview

We currently provide products and services for governmental units and large and small businesses throughout the world. Customers are currently using our products or services in over 60 countries, with offerings for the government contracting, aerospace, public safety, security, transportation, financial services and logistics areas. As part of the development of a new line of products for the public safety and security areas, earlier this year, we acquired industry leading vehicle recognition software and expanded the scope of these products. In keeping with the increasing emphasis and management attention on technology development this recent acquisition represents, we have reorganized our financial reporting into two business segments: a Technology Segment and a Professional Services Segment. These two segments reflect our separate focus on technology products and services versus professional services.

Technology Segment. We have been working since 2017 to develop and field-test a line of mobile products and related services for use by law enforcement and other public safety entities. These operations are conducted by our Rekor Recognition Systems, Inc., our wholly owned subsidiary, (formerly named Brekford Traffic Safety, Inc. and herein referred to as “Rekor Recognition”). In connection with this effort, in March 2019 we acquired substantially all assets of OpenALPR Technology, Inc. (“OpenALPR Technology”). These assets, consisting principally of vehicle recognition technology are now held in OpenALPR Software Solutions, LLC (“OpenALPR”) a new wholly owned subsidiary of Rekor Recognition. The technology we acquired currently has the capability to analyze images produced by almost any Internet Protocol camera and identify license plates from over 70 countries, as well as the make, model and color of the vehicle. Our new line of public safety equipment employs this technology. As a result, ownership of the rights to the technology allows us to protect what we believe are significant competitive advantages for this new line of products. In addition, due to the advantages we see in the accuracy and speed of this technology, as well as its ability to be used with many widely available camera systems, we also believe that this technology can be used more broadly in the global vehicle recognition system market and serve other large markets in the transportation, security and logistics areas.

A key capability of the OpenALPR Technology is its ability to provide precision vehicle identification results with dramatically less expensive cameras and computer equipment, including mobile equipment. This can change the dynamics of an existing market, eliminating the need for RFID technology on toll roads, for example, or allowing “smart city” programs to incorporate vehicle recognition capabilities into their operations without replacing existing camera infrastructure. In addition, the lower cost structure has allowed for new applications of vehicle recognition capabilities, such as supporting retailers’ customer loyalty programs and providing ingress and egress control for small homeowner’s associations. We also operate “FirstSight,” a program designed to help schools by giving them the tools to be prepared for, and respond to, disruptive events and create secure environments. Thus, we believe that the development of lower cost vehicle recognition capabilities will significantly expand the markets available to our Technology Segment.

The Technology Segment which includes Rekor Recognition and OpenALPR, will be responsible for our activities in developing technology and distributing and licensing products and services with vehicle recognition features. Current customers are using these products and services for: a) toll collection and traffic analysis in the transportation market, b) school and traffic safety, parking and other law enforcement applications in the public safety market, c) perimeter management and surveillance in the private security market, d) asset recovery in the financial services industry, e) operations and customer loyalty programs in the parking management market and f) vehicle tracking, perimeter security and warehouse operations in the logistics market. In addition, on June 26, 2019, we announced that we were selected by Nokia to provide vehicle recognition solutions for deployment within the Nokia Scene Internet of Things ("IoT") analytics platform. Our solutions will be offered to Nokia’s worldwide customer-base for use within Nokia smart city offerings.

Professional Services Segment. We provide professional services and staffing solutions to the government contracting and the aerospace and aviation industries. The Professional Services Segment includes AOC Key Solutions, Inc. ("AOC Key Solutions"); Global Technical Services, Inc. ("GTS"); Global Contract Professionals, Inc. ("GCP," and together with GTS, "Global"); and Firestorm Solutions, LLC and Firestorm Franchising, LLC (together, "Firestorm") and will be responsible for our businesses that provide professional services for the government contracting market, staffing services for the aerospace and aviation markets, and crisis and risk services. Currently, as a leading provider of support services to the federal government contracting market, AOC Key Solutions’ primary clients are companies that serve the federal government. However, in support of our Technology Segment, we have recently been active in the state and local government contracting market. We provide professional services that offer scalable and compliant outsourced support for our government contractor clients. We help these clients capture business by winning government contracts and performing their contract requirements. Global also provides specialized staffing services primarily in the aerospace and aviation industries. In connection with our internal reorganization, we are actively engaged in evaluating, reconfiguring, selling, and discontinuing various business assets or entities in the Professional Services Segment.

On March 29, 2019, we announced that our Board of Directors approved changing the Company's name to Rekor Systems, Inc. This name change is a result of our recent acquisition of the OpenALPR Technology and increased focus on technology products and services, and aligns with the renaming of Brekford Traffic Safety, Inc. to Rekor Recognition Systems, Inc. In connection with this name change, we changed:

●
the ticker symbol for our common stock on the Nasdaq Stock Market to “REKR” and the CUSIP number for the Common Stock to 759419 104;
●
the ticker symbol for our Series A Preferred Stock on the OTC Markets OTCQB exchange to “REKRP” and the CUSIP number for our Series A Preferred Stock to 759419 203; and
●
the ticker symbol for warrants on the OTC Markets OTCQB exchange to “REKRW” and the CUSIP number for the warrants to 759419 112.

The following activities have impacted the Company's Adjusted EBITDA balance as of June 30, 2019. In March 2019, the Company recorded costs in connection with the extinguishment of its $2,000,000 million promissory note of $1,113,000. In June the Company initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the Company to drive future revenue growth. In connection with these activities, the Company recorded $333,000 of charges related to these restructuring activities. Additionally, in June, the Company discontinued the operations of BC Management and terminated agreements of all franchisees of Firestorm Franchising, LLC on the basis of non-performance. As a result, the Company re-evaluated its intangible assets related to these subsidiary's and recognized $1,549,000 in impairment charges related to its intangible assets.

Recent Developments

The most significant developments in our company and business since January 1, 2019 are described below:

●
On March 12, 2019, we completed our acquisition the OpenALPR Technology, Inc. and assumed certain assets and liabilities for total consideration of $12,397,000 funded with $7,000,000 in cash and $5,000,000 of the promissory notes, together with an accompanying warrant to purchase 625,000 shares of our common stock exercisable over a period of five years and 600,000 shares of our common stock, valued at $397,000. This acquisition was funded through the issuance of an additional $15,000,000 in promissory notes to investors, who were also issued warrants to purchase 1,875,000 shares of our common stock. The promissory notes are due and payable on March 11, 2021, and bear interest at 16% per annum, of which at least 10% per annum is required to be paid in cash, with any remaining portion not paid in cash continuing to accrue.

●
Following completion of the OpenALPR acquisition, we launched several new service and product lines. In May, we announced the launch of Numerus™, a cloud-based electronic tolling solution collecting (“ETC”) product and an agreement to provide this service to the E-470 Public Highway Authority. Additionally, we announced the launch of the Rekor Edge™ line, an all-in-one camera and vehicle recognition system designed for the public safety and private security markets.

●
In May and June, we received orders for software licenses and products from several significant new customers, including the U.S. Department of Defense and a northern California law enforcement agency. We also received significant additional orders from existing customers, including VG8 JV S.A. (“VeroGo”), which has expanded the licenses for our vehicle recognition software to a total of 1,785 cameras at locations throughout Brazil for the next five years, Tire Profiles, LLC, which uses vehicle recognition to ensure proper product selection, and SECURIX, LLC, a provider of insurance verification and compliance information. In addition, on June 26, 2019 we announced that our vehicle identification systems will be offered to Nokia’s worldwide customer-base for use within Nokia’s smart city offerings.

●
The founders of our Firestorm subsidiary, who had assumed various positions within the Company, resigned as of the end of 2018. Since then, we have been re-evaluating Firestorm’s operations. We expect to continue Firestorm’s FirstSight™ program, which was launched in January of 2019. This program takes a proactive approach to preventing violence in schools by combining a comprehensive media monitoring program and threat assessment expertise to identify potential threats and guide interventions by school officials and law enforcement before violence reaches a school. During the second quarter of 2019, we arranged for the personnel acquired by Firestorm in connection with two small recent acquisitions to separate from the Company and discontinued their activities, resulting in a write-off of intangible assets of $242,000. In the second quarter of 2019, management evaluated the performance of all the franchisees of Firestorm Franchising, LLC and notified them of the termination of their agreements on the basis of non-performance. In connection with these actions, management determined to write off an additional $1,310,000 in intangible assets related to Firestorm in the second quarter of 2019.

●
On December 13, 2018, we received a letter from the Nasdaq indicating that the Company is required to maintain a minimum bid price of $1.00 per share of its common stock. The Company was given an extended period of time to achieve compliance with this requirement and, on June 25, 2019, the Company received written confirmation from NASDAQ that it had achieved compliance with the requirement and that the matter was closed, based on the minimum bid price for the Company’s stock exceeding the required level for more than ten trading days.

●
On June 25, 2019, the we sent a letter to three former executives of the Company and Firestorm (the Firestorm Principals). The letter described the Company's position that, because the Firestorm Principals fraudulently induced the execution of the Membership Interest Purchase Agreement pursuant to which Firestorm was acquired by the Company, the entire Membership Interest Purchase Agreement and the transactions contemplated thereby, including the issuance of the warrants, are subject to rescission.

Trends and Uncertainties

Different trends, factors and uncertainties, including market cycles, may impact our operations and financial condition, including many that are unforeseeable. However, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by trends, factors and uncertainties discussed in our 2018 Annual Report under “Part II - Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations” in addition to the information set forth in this report. The trends, factors and uncertainties that we are most focused on at the current time are:

●
Graphic Processing Unit (“GPU”) Improvements – We believe that our business will benefit as a result of more powerful and affordable GPU hardware that has recently been developed. These GPUs are very efficient at image processing because their highly parallel structure makes them more efficient than general-purpose central procession units (“CPUs”) for algorithms where the processing of large blocks of data is done in parallel. GPUs also provide superior memory bandwidth, and efficiency over CPU counterparts. The most recent versions of our software have been designed to use the increased GPU speeds to accelerate the ability of software to process image recognitions. The GPU market is predicted to grow as a result of a surge in adoption by the IoT in industrial and automotive sectors. As GPU manufacturers increase production volume, we hope to reduce the cost to manufacture our hardware.

●
Adaptability of the Current ALPR Market – We have made a considerable investment in advanced vehicle recognition systems because we believe with increased accuracy and affordability, our systems will be able to compete effectively with existing providers. Based on published benchmarks, our software currently outperforms competitors in almost every metric. However, existing large users of ALPR Technology, such as toll roads, have made considerable investments in their existing technologies and may not consider the improvements in accuracy or reductions in cost sufficient to justify abandoning their current systems in the near future. In addition, existing providers may elect to reduce the cost of their current offerings while working to develop or secure their own advanced vehicle recognition systems. As a result, our success in establishing a major position in these markets will depend on being able to effectively communicate our presence, develop strong customer relationships, and maintain leadership in providing the capabilities that customers want. As with any large market, this will require considerable effort and resources.

●
New Uses for Vehicle Recognition Systems – We believe that our ability to sustain and increase the revenues of our Technology Segment through significant reductions in the cost of vehicle recognition products will significantly broaden the market for these systems. We currently serve a number of users who could not afford or adapt to the restrictions of conventional vehicle recognition systems. These include small municipalities, retailers, homeowners’ associations, and large organizations finding new applications such as innovative customer loyalty programs. We also expect the ability of lower cost systems that provide precision results from a broader field of view, with faster processing, to dramatically increase the ability of crowded urban areas to implement traffic congestion and safe cities programs. We do not currently have the resources to develop all of these entirely new markets by ourselves, so we will need to rely on affiliations with other partners, who may or may not realize the significant benefits that we envision from these new uses.

●
Increasing Smart City Market – Nokia has approved the use of our OpenALPR software for its smart city offerings. According to a research report “Smart Cities Market by Smart Transportation (Type, Solutions and Services), Smart Buildings (Type, Solutions and Services), Smart Utilities (Type, Solutions and Services), Smart Citizen Services, and Region - Global Forecast to 2023”), published by MarketsandMarkets, the global market for smart cities is expected to grow from $308.0 billion in 2018 to $717.2 billion by 2023, at a compound annual growth rate of 18.4% during the forecast period. In the smart cities market, real-time vehicle recognition technologies are widely used for public safety. As a result, if Nokia is successful in its efforts, we expect to benefit from this service.

●
Increased Adoption of Automatic Enforcement of Motor Vehicle Laws – We believe the number of states that enact legislation to allow for auto-enforcement of certain motor vehicle regulations will continue to increase. For example, there are now 17 states that allow for the automatic enforcement of violations by vehicles that pass a school bus displaying its flashing red lights and stop sign. As more states take a similar auto-enforcement approach, the market for our School Bus Stop-Arm camera will increase and broaden our public safety market.

●
Accelerated Business Development and Marketing – Our ability to compete in a large, competitive and rapidly evolving industry will require us to achieve and maintain a leadership position. As a result, we have accelerated our business development and marketing activities within the Technology Segment to increase awareness and market adoption of our new technology and products within the market. We expect that a variety of new opportunities, however, the speed at which these markets grow, and our products and services are adopted is uncertain.

●
Ability to Scale and Balance Production to Meet Demand – While we have lined up manufacturing capabilities for our products, we are unproven in our ability to deliver large volumes of products at our high-quality standards.

●
Sales Cycle – As many of our products are market disruptors, we do not have sufficient historical experience to accurately predict revenues as a result of their implementation.

●
U.S. Government Spending – In July 2019, the White House and bi-partisan congressional negotiators announced they had reached agreement on a two-year federal budget. The proposed plan would raise federal spending by $320 billion over existing caps previously imposed by the Budget Control Act of 2011. Absent a new agreement, the 2011 legislation would have automatically triggered deep spending cuts next year under a process known as sequestration. Instead, the recent agreement would increase spending on domestic and military programs, partially funded by $77.4 billion in spending cuts from other budget categories. Additional provisions of the announcement would allow the government to continue to borrow, most likely averting a debt ceiling fiscal crisis. On August 2, 2019, the President signed the two year budget agreement which wards off automatic spending cuts and suspends the debt ceiling through July 2021. Agreement on the July spending plan is intended to result in more funding consistency and will reduce the possibility of another government shutdown until after the 2020 elections. Contractors and industry leaders generally applaud the recent agreement as a move towards more stability and normalcy in the government’s procurement process. Many contractors have begun gearing up for the anticipated increases in spending. AOC Key Solutions believes this agreement will reduce government spending seasonality and lead to a stronger fourth quarter in 2019 and a more robust first quarter in 2020.

We believe that the use of expanding computing capabilities, such as GPU advances, and new techniques of analysis, sometimes referred to broadly as artificial intelligence or “AI”, has broadened the market for vehicle identification technology and created new opportunities in existing markets. With Rekor’s new line of products and services, our Technology Segment is working to actively exploit these opportunities. With our FirstSight™ program, we are also pursuing opportunities created by AI in the school safety area. With the continuation of a stable economic outlook for the government contracting, aerospace, and aviation industries, we believe that the outlook for the operations of our subsidiaries in the Professional Services Segment remains positive.

Other than as discussed above and elsewhere in this Quarterly Report on Form 10-Q, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Revenues

We generate our revenues substantially from two sources: (1) subscription revenues for software licenses, technology products and services (2) professional services to clients. Our revenues are subject to seasonal variation, as more fully described in “Seasonality” below.

Revenue is recognized upon transfer of control of promised products and services to our customers, in an amount that reflects the consideration the Company expects to receive in exchange for those products and services. If the consideration promised in the contract includes a variable amount, for example maintenance fees, the Company includes an estimate of the amount it expects to receive in the total transaction price if it is probable that a significant reversal of cumulative revenue recognized will not occur.

We determine the amount of revenue to be recognized through application of the following steps:

●
Identification of the contract, or contracts, with a customer
●
Identification of the performance obligations in the contract
●
Determination of the transaction price
●
Allocation of the transaction price to the performance obligations in the contract
●
Recognition of revenue when, or as, performance obligations are satisfied

 Revenues attributable to our Technology Segment are comprised of fees that provide customers with access to the software licenses and related support and updates during the term of the arrangement. Revenue is generally recognized ratably over the contract term. During the second quarter we transitioned the business model for the sale of certain software solutions from one-time payments for perpetual software licenses with optional maintenance fees to subscription-based models, with the objective of creating a strong recurring revenue stream to support Rekor's future growth. Our subscription services arrangements are non-cancelable and do not contain refund-type provisions.

Revenues attributable to our Professional Services Segment are comprised of professional services contracts which recognize revenue on a time and materials or fixed fees basis. These revenues are recognized as the services are rendered for time and materials contracts, on a proportional performance basis for fixed price contracts, or ratably over the contact term for fixed price contracts with subscription services.

Seasonality

Revenues attributable to our Professional Services Segment are subject to the number of business days on which the revenue is generated by our staff and consultants. There are typically fewer business work days available in the fourth quarter of the year. The staff utilization rate can also be affected by seasonal variations in the demand for services from clients. Since earnings may be affected by these seasonal variations, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

Cost of Revenues

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

Cash, Cash Equivalent and Restricted Cash and Cash Equivalents

Our cash and cash equivalents increased to $3,096,000 as of June 30, 2019 from $2,159,000 as of December 31, 2018. This increase was primarily attributable to proceeds from short term borrowings and financing offset by cash used in operating activities during the six months ended June 30, 2019. Our restricted cash and cash equivalents decreased to $572,000 as of June 30, 2019 from $609,000 as of December 31, 2018.

Critical Accounting Estimates and Assumptions

A comprehensive discussion of our critical accounting estimates and assumptions is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2018.

New Accounting Pronouncement

See Note 2 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report for information regarding new accounting pronouncements.

Results of Operations

Our historical operating results in dollars and as a percentage of total revenues are presented below.

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenue:
Technology	$1,416	$872	$2,426	$1,746
Professional Services	10,913	11,466	21,530	21,811
Total revenue	12,329	12,338	23,956	23,557

Cost of revenue:
Technology	271	369	761	697
Professional Services	8,166	8,496	16,198	16,303
Total cost of revenue	8,437	8,865	16,959	17,000

Gross profit:
Technology	1,145	503	1,665	1,049
Professional Services	2,747	2,970	5,332	5,508
Gross profit	3,892	3,473	6,997	6,557

Operating expenses:
General and administrative expenses	4,898	3,829	9,035	8,543
Selling and marketing expenses	603	495	1,031	946
Research and development expenses	302	5	307	121
Impairment of intangible assets	1,549	-	1,549	-
Operating expenses	7,352	4,329	11,922	9,610

Loss from operations	(3,460)	(856)	(4,925)	(3,053)
Other income (expense):
Loss on extinguishment of debt	-	-	(1,113)	-
Interest expense	(1,417)	(171)	(1,705)	(264)
Other income (expense)	(38)	105	(33)	201
Total other expense	(1,455)	(66)	(2,851)	(63)
Loss before income taxes	(4,915)	(922)	(7,776)	(3,116)
Income tax provision	(12)	-	(24)	-
Net loss	$(4,927)	$(922)	$(7,800)	$(3,116)

Comparison of the Three and Six Months Ended June 30, 2019 and the Three and Six Months Ended June 30, 2018

Total Revenue

Total revenue for the three months ended June 30, 2019 were $12,329,000, compared to $12,338,000 for the three months ended June 30, 2018, which represented a decrease of less than 1%. This decrease was attributable to the Technology Segment in which revenues increased by 62% offset by a 5% decrease in the Professional Services Segment compared to the corresponding period in 2018.

Total revenue for the six months ended June 30, 2019 were $23,956,000, compared to $23,557,000 for the six months ended June 30, 2018, which represented an increase of 2%. This increase was attributable to the Technology Segment in which revenues increased by 39% offset by a 1% decrease in the Professional Services Segment compared to the corresponding period in 2018.

As part of our strategic shift in fiscal year 2019, the Company is focusing on its Technology Segment. Management has been evaluating plans for the Company’s Professional Services Segment businesses AOC Key Solutions, Team Global and Firestorm. As part of evaluating the future of Firestorm, management decided to sell or transfer the Secure Education and BC Management lines of business to their founders in the second quarter of 2019. As a result of these changes the Professional Services Segment revenue was expected to decrease compared to the corresponding period in 2018.

Technology Segment

Total revenues attributable to our Technology Segment for the three months ended June 30, 2019 were $1,416,000, compared to $872,000 for the three months ended June 30, 2018, representing a 62% increase from the prior period. The increase was primarily attributable to the acquisition of OpenALPR in March 2019. During the three months ended June 30, 2019 total revenue attributable to OpenALPR was approximately $620,000 compared to no revenue recognized in the corresponding period in 2018.

Total revenues attributable to our Technology Segment for the six months ended June 30, 2019 were $2,426,000, compared to $1,746,000 for the six months ended June 30, 2018, representing a 39% increase from the prior period. The increase was primarily attributable to the acquisition of OpenALPR in March 2019. During the six months ended June 30, 2019 total revenue attributable to OpenALPR was approximately $813,000 compared to no revenue recognized in the corresponding period in 2018.

Professional Services Segment

Total revenues attributable to our Professional Services Segment for the three months ended June 30, 2019 were $10,913,000 compared to $11,466,000 for the three months ended June 30, 2018, representing a 5% decrease from the prior period. The decrease in revenues was primarily attributable to the repositioning of Firestorm. In the three months ended June 30, 2019 revenue related to Firestorm decreased $385,000 or 58% from $660,000 for the three months ended June 30, 2018 to $275,000 for the three months ended June 30, 2019.

Total revenues attributable to our Professional Services Segment for the six months ended June 30, 2019 were $21,530,000, compared to $21,811,000 for the six months ended June 30, 2018, representing a decrease of less than 1% from the prior period. The decrease in revenues was primarily attributable to the repositioning of Firestorm. In the six months ended June 30, 2019 revenue related to Firestorm decreased $232,000 or 20% from $1,188,000 for the six months ended June 30, 2018 to $956,000 for the six months ended June 30, 2019.

Total Cost of Revenue

Total cost of revenue for the three months ended June 30, 2019 were $8,437,000, compared to $8,865,000 for the three months ended June 30, 2018, which represented a decrease of 5%. This decrease was attributable to the Technology Segment in which cost of revenue decreased by 27%, along with a 4% decrease in the Professional Services Segment compared to the corresponding period in 2018.

Total cost of revenue for the six months ended June 30, 2019 were $16,959,000, compared to $17,000,000 for the six months ended June 30, 2018, which represented a decrease of less than 1%. This decrease was attributable to the Technology Segment in which cost of revenue increased by 9%, offset by a 1% decrease in the Professional Services Segment compared to the corresponding period in 2018.

Technology Segment

Total cost of revenues attributable to our Technology Segment for the three months ended June 30, 2019 were $271,000, compared to $369,000 for the three months ended June 30, 2018, representing a 27% decrease from the prior period. The decrease was primarily attributable to the reclassification of the amortization of intangible assets associated with the acquisition of OpenALPR from cost of revenue to general and administrative expenses of approximately $115,000 for year to date expenses.

Total cost of revenues attributable to our Technology Segment for the six months ended June 30, 2019 were $761,000, compared to $697,000 for the six months ended June 30, 2018, representing a 9% increase from the prior period. The increase was primarily attributable to expanded staffing in Rekor Recognition.

Professional Services Segment

Total cost of revenues attributable to our Professional Services Segment for the three months ended June 30, 2019 were $8,166,000, compared to $8,496,000 for the three months ended June 30, 2018, representing a 4% decrease from the prior period. In the three months ended June 30, 2019, cost of revenue related to Global decreased approximately $420,000 or 7% from $6,447,000 for the three months ended June 30, 2018 to $6,027,000 for the three months ended June 30, 2019. The decrease was primarily attributable to reduced labor and consulting costs for Global.

Total cost of revenues attributable to our Professional Services Segment for the six months ended June 30, 2019 were $16,198,000, compared to $16,303,000 for the six months ended June 30, 2018, representing a 1% decrease from the prior period. In the six months ended June 30, 2019, cost of revenue related to Global decreased approximately $258,000 or 2% from $12,431,000 for the six months ended June 30, 2018 to $12,173,000 for the six months ended June 30, 2019. The decrease was primarily attributable to reduced labor and consulting costs for Global.

Total Gross Profit

Total gross profit for the three months ended June 30, 2019 were $3,892,000, compared to $3,473,000 for the three months ended June 30, 2018, which represented an increase of 12%. This increase was attributable to the Technology Segment in which gross profit increased by 128%, offset by an 8% decrease in the Professional Services Segment compared to the corresponding period in 2018.

Total gross profit for the six months ended June 30, 2019 were $6,997,000, compared to $6,557,000 for the six months ended June 30, 2018, which represented an increase of 7%. This increase was attributable to an increase of 59% in Technology Segment and a 3% decrease in the Professional Services Segments compared to the corresponding period in 2018.

Technology Segment

Total gross profit attributable to our Technology Segment for the three months ended June 30, 2019 was $1,145,000 compared to $503,000 for the three months ended June 30, 2018, representing a 128% increase from the prior period. The increase was primarily attributable to the inclusion of OpenALPR since its acquisition in March 2019.

Total gross profit attributable to our Technology Segment for the six months ended June 30, 2019 was $1,665,000 compared to $1,049,000 for the six months ended June 30, 2018, representing a 59% increase from the prior period. The increase was primarily attributable to the inclusion of OpenALPR since its acquisition in March 2019.

Professional Services Segment

Total gross profit attributable to our Professional Services Segment for the three months ended June 30, 2019 were $2,747,000 compared to $2,970,000 for the three months ended June 30, 2018, representing an 8% decrease from the prior period. The decrease was primarily attributable to the repositioning of Firestorm.

Total gross profit attributable to our Professional Services Segment for the six months ended June 30, 2019 were $5,332,000 compared to $5,508,000 for the six months ended June 30, 2018, representing a 3% decrease from the prior period. The decrease was primarily attributable to the repositioning of Firestorm.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2019 were $4,898,000, compared to $3,829,000 for the three months ended June 30, 2018, which represented an increase of 28%. Of the $1,069,000 increase in general and administrative expenses in the current year approximately 41% or $441,000 is attributable to an increase professional services fees that were incurred in conjunction with strategic initiatives in the current period. Additionally, 38% or $410,000 is attributable to increase in the Technology Segment due the acquisition of OpenALPR along with increased staffing. The remainder of the increase is related to the Professional Services Segment due to the consolidation of internal staffing.

General and administrative expenses for the six months ended June 30, 2019 were $9,035,000, compared to $8,543,000 for the six months ended June 30, 2018, which represented an increase of 6%. Of the $492,000 increase in general and administrative expenses in the current year approximately 45% or $218,000 is attributable to an increase professional services fees that were incurred in conjunction with strategic initiatives in the current period. The majority of the remaining increase to general and administrative expenses is attributable to increase in the Technology Segment due the acquisition of OpenALPR along with increased staffing.

Selling and Marketing Expenses

Total selling and marketing expenses for the three months ended June 30, 2019 were $603,000, compared to $495,000 for the three months ended June 30, 2018, which represented an increase of 22%. This increase was attributable to an increase in Technology Segment of 196% offset by a decrease in the Professional Services Segment in which selling and marketing expenses decreased by 30% compared to the corresponding period in 2018. The increase in the selling and marketing expenses related to the Technology Segment can be attributable to the acquisition of OpenALPR and the increased focus of the Company to develop its Technology Segment. The overall increase in selling and marketing expenses are partially offset by a decrease in selling and marketing expenses related to the Professional Services Segment due to the realignment of Firestorm in the current year.

Total selling and marketing expenses for the six months ended June 30, 2019 were $1,031,000, compared to $946,000 for the six months ended June 30, 2018, which represented an increase of 9%. This increase was attributable to an increase in Technology Segment of 74% offset by a decrease in the Professional Services Segment in which selling and marketing expenses decreased by 19% compared to the corresponding period in 2018. The increase in the selling and marketing expenses related to the Technology Segment can be attributable to the acquisition of OpenALPR and the increased focus of the Company to develop its Technology Segment. The overall increase in selling and marketing expenses are partially offset by a decrease in selling and marketing expenses related to the Professional Services Segment due to the realignment of Firestorm in the current year.

Research and Development Expenses

Technology Segment

Research and development expenses in the Technology Segment for the three months ended June 30, 2019 was $302,000 compared to $5,000 for the three months ended June 30, 2018, representing a $297,000 increase from prior year. The increase was primarily attributable to the inclusion of OpenALPR for 2019 and the increased work related to new product development.

Research and development expenses in the Technology Segment for the six months ended June 30, 2019 was $307,000 compared to $121,000 for the six months ended June 30, 2018, representing a 153% increase from prior year. The increase was primarily attributable to the inclusion of OpenALPR for 2019 and the increased work related to new product development.

Loss from Operations

Loss from operations increased by $2,604,000, or 304%, during the three months ended June 30, 2019 compared to the same period in 2018. Loss from operations increased by $1,872,000, or 61%, during the six months ended June 30, 2019 compared to the same period in 2018. The decrease in loss from operations for the three and six months ended June 30, 2019 compared to the prior year period was attributable to the factors described above along with the $1,549,000 impairment of intangible assets related to Firestorm.

Other Expense

Other expenses increased by $1,246,000 during the three months ended June 30, 2019 compared to the same period in 2018. The increase in other expenses was primarily due to an increase in interest expense on outstanding debt. Other expenses increased by $2,788,000 during the six months ended June 30, 2019 compared to the same period in 2018. The increase in other expenses was primarily due to fees associated with the extinguishment of debt of $1,113,000, which includes lender participation buyout of $1,050,000, and an increase in interest expense on outstanding debt.

Income Tax Provision

The income tax provision for the three and six months ended June 30, 2019, was $12,000 and $24,000, respectively, and is due primarily to the state taxes, including the state of Texas gross receipts tax, as compared to tax expense of $0 for the three and six months ended June 30, 2018. We established a valuation allowance against deferred tax assets in the fourth quarter of 2017 and have continued to maintain a full valuation allowance through the three months ended June 30, 2019.

Non-GAAP Measures: EBITDA and Adjusted EBITDA

We calculate EBITDA as net income (loss) before interest, taxes, depreciation and amortization. We calculate Adjusted EBITDA as net income (loss) before interest, taxes, depreciation and amortization, adjusted for (i) impairment of intangible assets, (ii) Loss on extinguishment of debt, (iii) stock-based compensation, (iv) losses on sales of subsidiaries, and (ix) other unusual or non-recurring items. EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under accounting principles generally accepted in the U.S. (U.S. GAAP) and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or as an alternative to net earnings as indicators of our operating performance or any other measures of performance derived in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA are presented because we believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of a company’s ability to service and/or incur debt. However, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do.

The following table set forth the components of the EBITDA and Adjusted EBITDA for the periods included:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)		(Dollars in thousands)

Net loss	$(4,927)	$(922)	$(7,800)	$(3,116)
Income taxes	12	-	24	-
Interest	1,417	171	1,705	264
Depreciation and amortization	970	377	1,566	714
EBITDA	$(2,528)	$(374)	$(4,505)	$(2,138)

Impairment of intangible assets	$1,549	$-	$1,549	$-
Loss on extinguishment of debt	-	-	1,113	-
Share-based compensation	175	97	238	209
Restructuring charges	333	-	333	-
Loss on sale of Secure Education	3	-	3	-
Adjusted EBITDA	$(468)	$(277)	$(1,269)	$(1,929)

Lease Obligations

During 2018 and 2019, we leased office space in Chantilly, Virginia under the terms of a ten-year lease expiring October 31, 2019. The lease contained one five-year renewal option. The lease terms included an annual increase in base rent and expenses of 2.75%, which have been amortized ratably over the lease term.

During this same period, we subleased a portion of the office space in Chantilly, Virginia with an initial term of two years, with eight one-year options for the subtenant to renew the lease through October 31, 2019. This sublease provided for annual increases in base rent and expenses of 2.90%. The initial term ended October 31, 2011 and the subtenant exercised the renewal options through 2014. On April 7, 2015, the sublease was amended to sublease more space to the subtenant and change the rental calculation. The sublease provided for an offset of $0 and $46,000 to rent expense for the three months ended June 30, 2019 and 2018, respectively, and $0 and $91,000 for the six months ended June 30, 2019 and 2018, respectively.

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

We also lease office space in: New Orleans, Louisiana on a month-to-month basis which we vacated on July 31, 2019; Roswell, Georgia under a lease expiring in January 2022; and Fort Worth, Texas under a lease expiring in March 2021. In addition, we lease office space from Global Public Safety on a month-to-month basis expiring August 2019 and we also leased separate space under an operating lease which expired on June 30, 2019. Furthermore, we leased office space in Grand Rapids, Michigan under a lease which expired on April 30, 2019.

On May 9, 2019, we entered into a sublease agreement to lease office space in Columbia, Maryland and expiring on August 31, 2021. This sublease includes annual increases in base rent and expenses of 4.00%. The Company recognized $291,000 of ROU operating lease assets and $291,000 of operating lease liabilities, including noncurrent operating lease liabilities of $232,000.

Rent expense, net, for the three months ended June 30, 2019 and 2018 was $140,000 and $193,000, respectively, and $261,000 and $399,000 for the six months ended June 30, 2019 and 2018, respectively and is included in general and administrative expenses.

Effective January 1, 2019, we adopted Accounting Standards Update “ASU” 2016-02, Leases (Topic 842), as amended, which requires lessees to recognize a right-of-use (“ROU”) lease assets, and lease liability on the balance sheet for most lease arrangements and expands disclosures about leasing arrangements for both lessees and lessors, among other items. We adopted ASU 2016-02 using the optional transition method whereby we applied the new lease requirements under ASU 2016-02 through a cumulative-effect adjustment, which after completing our implementation analysis, resulted in no adjustment to our January 1, 2019 beginning retained earnings balance. On January 1, 2019, we recognized $921,000 of ROU operating lease assets and $951,000 of operating lease liabilities, including noncurrent operating lease liabilities of $728,000 as a result of adopting this standard. The difference between ROU operating lease assets and operating lease liabilities was primarily due to previously accrued rent expense relating to periods prior to January 1, 2019. As part of our adoption, we elected the following practical expedients: we have not reassessed whether any expired or existing contracts are or contain leases, we have not reassessed lease classification for any expired or existing leases; we have not reassessed initial direct costs for any existing leases; and we have not separated lease and non-lease components. The adoption of the standard did not have a material impact on our operating results or cash flows. The comparative periods have not been restated for the adoption of ASU 2016-02.

Cash paid for amounts included in the measurement of operating lease liabilities was $30,000 and $69,000 for the three and six months ended June 30, 2019, respectively.

Liquidity and Capital Resources

The following table sets forth the components of our cash flows for the period included:

	For the Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Net cash used in operating activities	$(3,766)	$(1,809)
Net cash (used in) provided by investing activities	(241)	972
Net cash provided by financing activities	4,907	981
Net change in cash and cash equivalents and restricted cash and cash equivalents	$900	$144

Net cash used in operating activities for the six months ended June 30, 2019 was $3,766,000, compared to $1,809,000 for the six months ended June 30, 2018. The net increase of $1,957,000 was primarily due to (i) an increase in net loss to $7,800,000 for the six months ended June 30, 2019, as compared to $3,116,000 for the six months ended June 30, 2018, and (ii) an increase in accounts receivables of $1,680,000 in the six months ended June 30, 2019, as compared to an increase of $337,000 in the six months ended June 30, 2018. This was partially offset by (i) an impairment of intangible assets in the amount of $1,549,000 from Firestorm, and (ii) $1,113,000 loss on extinguishment we incurred in the first quarter of 2019, and (iii) an increase in amortization of intangible assets to $826,000 in the six months ended June 30, 2019, as compared to $511,000 in the six months ended June 30, 2018, and (iv) an increase in contract liabilities by $792,000 in the six months ended June 30, 2019, as compared to $50,000 in the six months ended June 30, 2018, mainly a result of $800,000 we received from a customer for 5 years software license.

Net cash (used in) provided by investment activities for the six months ended June 30, 2019 was $(241,000), compared to $972,000 for the six months ended June 30, 2018. The net decrease of $1,213,000 was primarily due to proceeds from sale of note receivable in the amount of $1,475,000 we sold during the six months ended June 30, 2018. This was partially offset by proceeds of $250,000 from the sale of Secure Education to third party.

Net cash used in financing activities for the six months ended June 30, 2019 was $4,907,000, compared to $981,000 for the six months ended June 30, 2018. The net increase of $3,926,000 was primarily due to (i) proceeds of $3,839,000 from the 2019 Promissory Notes issued in the six months ended June 30, 2019, and (ii) decrease in repayment of short-term borrowing of $61,000 in the six months ended June 30, 2019, compared to $796,000 in the six months ended June 30, 2018. This was partially offset by (i) decrease in short-term borrowing of $1,129,000 in the six months ended June 30, 2019, compared to $2,000,000 in the six months ended June 30, 2018.

During 2019 and 2018, we funded our operations primarily through cash from operating activities from our subsidiaries, revolving lines of credit, issuance of debt, sale of notes and the sale of equity. As of June 30, 2019, we had unrestricted cash and cash equivalents of $3,096,000 and working capital of $2,385,000, as compared to unrestricted cash and cash equivalents of $2,159,000 and working capital deficit of $44,000 as of December 31, 2018.

Operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable, accrued expenses, current portion of long-term debt and lines of credit, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances.

Series A Preferred Stock

The holders of Rekor Series A Preferred Stock are entitled to quarterly dividends in the amount of $0.175 (7% per annum) per share. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter.

On January 5, 2018, April 6, 2018 and July 9, 2018, we paid cash dividends of $88,000 to shareholders of record of Series A Preferred Stock as of the end of the previous month. On each of September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019, no cash dividend was declared, and we accrued dividends of $88,000 to Series A Preferred Stock shareholder of record. Accrued dividends payable to Series A Preferred Stock shareholder were $352,000 and $176,000 as of June 30, 2019 and December 31, 2018, respectively.

Series B Preferred Stock

As part of the acquisition of Global, we issued 240,861 shares of $0.0001 par value Series B Preferred Stock. All Series B Preferred Stock was issued at a price of $10.00 per share with a conversion price of $5.00 per share. Each Series B Preferred Stock has an automatic conversion feature based on the share price of Rekor. The Series B Preferred Stock is entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter. As of June 30, 2019, all dividend was paid for Series B Preferred Stock shareholders. Accrued dividends payable to Series B Preferred Stock shareholders were $0 and $54,000 as of June 30, 2019 and December 31, 2018, respectively.

Lines of credit

Global has revolving lines of credit with Wells Fargo Bank National Association (“WFB”) (“Wells Fargo Credit Facilities”). WFB agreed to advance to Global, 90% of all eligible accounts with a maximum facility amount of $5,000,000. Interest is payable under the Wells Fargo Credit Facilities at a monthly rate equal to the Three-Month LIBOR, (as such term is defined under the Wells Fargo Credit Facilities), in effect from time to time plus 3%, plus an additional margin of 3%. Payment of the revolving lines of credit is secured by the accounts receivable of Global. The current term of the Wells Fargo Credit Facilities run through December 31, 2019, with automatic renewal terms of 12 months. WFB or Global may terminate the Wells Fargo Credit Facilities upon at least 60 days’ written notice prior to the last day of the current term. The principal balance as of June 30, 2019 and December 31, 2018 was $2,238,000 and $1,095,000, respectively. As part of the Wells Fargo Credit Facilities, Global must maintain certain financial covenants. WFB waived financial covenant requirements for the six months ended June 30, 2019, with an extension until September 30, 2019.

On November 12, 2017, AOC Key Solutions entered into an Account Purchase Agreement and related agreements (the “AOC Wells Agreement”) with WFB. Pursuant to the AOC Wells Agreement, AOC Key Solutions agreed to sell and assign to WFB all of its Accounts (as such term is defined in Article 9 of the Uniform Commercial Code), constituting accounts arising out of sales of Goods (as such term is defined in Article 9 of the Uniform Commercial Code) or rendition of services that WFB deems to be eligible for borrowing under the AOC Wells Agreement. WFB agreed to advance to AOC Key Solutions, 90% of all eligible accounts with a maximum facility amount of $3,000,000. Interest is payable under the AOC Wells Agreement at a monthly rate equal to the Daily One Month LIBOR (as such term is defined in the AOC Wells Agreement), in effect from time to time plus 5%. The AOC Wells Agreement also provides for a deficit interest rate equal to the then applicable interest rate plus 50% and a default interest rate equal to the then applicable interest rate or deficit interest rate, plus 50%. The initial term of the AOC Wells Agreement runs through December 31, 2018 (the “Initial Term”), with automatic renewal terms of 12 months (the “Renewal Term”), commencing on the first day after the last day of the Initial Term. AOC Key Solutions may terminate the AOC Wells Agreement upon at least 60 days’ prior written notice, but no more than 120 days’ written notice, prior to and effective as of the last day of the Initial Term or the Renewal Term, as the case may be. WFB may terminate the AOC Wells Agreement at any time and for any reason upon 30 days’ written notice or without notice upon the occurrence of an Event of Default (as such term is defined in the AOC Wells Agreement) after the expiration of any grace or cure period. The principal balance as of June 30, 2019 and December 31, 2018 was $551,000 and $566,000, respectively. As part of the AOC Wells Agreement, AOC Key Solutions must maintain certain financial covenants. WFB waived financial covenant requirements for the six months ended June 30, 2019, with an extension until September 30, 2019.

Promissory Notes

On April 3, 2018, we entered into a transaction pursuant to which the 2018 Lender loaned $2,000,000 to us (the “2018 Promissory Note”). The loan was originally due and payable on May 1, 2019 and bears interest at 15% per annum, with a minimum of 15% interest payable if the loan is repaid prior to May 1, 2019. On October 24, 2018, we entered into a note amendment with the 2018 Lender by which the maturity date of the note was extended to May 1, 2020 (the “2018 Promissory Note Amendment”). In consideration for the agreement of the 2018 Lender to extend the maturity date, we agreed to pay the 2018 Lender $62,500. The 2018 Promissory Note Amendment further provides for payment of interest through May 1, 2019, if the principal is repaid before May 1, 2019, and for the payment of interest through May 1, 2020, if the principal is repaid after May 1, 2019 and before May 1, 2020. The loan is secured by a security interest in all of the assets of Rekor Recognition. In addition, we issued 35,000 shares of common stock to the 2018 Lender, which shares contain piggy-back registration rights. If the shares are not so registered on the next selling shareholder registration statement, we shall be obligated to issue an additional 15,000 shares to the 2018 Lender. Upon any sale of Rekor Recognition or its assets, the 2018 Lender will be entitled to receive 7% of any proceeds received by us in excess of $5,000,000 (the “Lender’s Participation”). In addition, commencing January 1, 2020, the 2018 Lender shall be paid 7% of Rekor Recognition’s earnings before interest, taxes, depreciation and amortization, less any capital expenditures, which amount would be credited for any payments that might ultimately be paid to the 2018 Lender as its Lender’s Participation, if any. At April 3, 2018, the fair value of shares issued was $126,000. At October 24, 2018, an additional $65,000 fee was paid and designated as financing costs related to the 2018 Promissory Note Amendment. Amortized financing cost for the three and six months ended June 30, 2019 was determined to be $0 and $31,000 respectively and is included in interest expense. The 2018 Promissory Note has an effective interest rate of 19.5%. On March 12, 2019, the $2,000,000 balance due on the 2018 Promissory Note was retired in its entirety and we paid to the 2018 Lender $1,050,000 of consideration for the Lender’s Participation and $75,000 of interest due through May 1, 2019. All of the amounts paid were obtained from the proceeds of the 2019 Promissory Notes.

On March 12, 2019, we issued the 2019 Promissory Notes and the March 2019 Warrants. The loan is due and payable on March 11, 2021 and bears interest at 16% per annum, of which at least 10% per annum shall be paid in cash. The full remaining portion of all interest, if any, shall accrue and be paid-in-kind. The notes also require a premium, if paid before the maturity date, a $1,000,000 exit fee due at maturity, and compliance with affirmative, negative and financial covenants. The covenants related to this note have been deferred until September 2019. Transaction costs were approximately $403,000 for a work fee payable over 10 months, $290,000 in legal fees and a $200,000 closing fee. The loan is secured by a security interest in substantially all of the assets of Rekor. The March 2019 Warrants are exercisable over a period of five years, at an exercise price of $0.74 per share, and are valued at $706,000. The warrants are exercisable commencing March 12, 2019 and expire on March 12, 2024. The 2019 Promissory Notes have an effective interest rate of 24.87%. On March 12, 2019, we retired the entire $500,000 balance due on a promissory note issued under a March 16, 2016 Subordinated Note and Warrant Purchase Agreement with Avon Road Partners, L.P. (“Avon Road”), an affiliate of Robert Berman, Rekor’s President and CEO and a member of our Board of Directors. Under this agreement, we also issued to Avon Road, warrants to purchase 121,247 shares of our common stock. These warrants were exercised on December 11, 2017 for proceeds of $125,000 and none of these warrants were outstanding as of June 30, 2019 and December 31, 2018. The promissory note to Avon Road was extinguished on March 12, 2019 from proceeds of the 2019 Promissory Notes. Amortized financing cost for the three and six months ended June 30, 2019 were $340,000 and $390,000, respectively, and are included in interest expense.

The 2019 Promissory Notes resulting in the following detailed transaction (dollars in thousands):

Financing:
Notes payable, includes exit fee	$21,000
Debt discount financing costs	(2,599)
Extinguishment of debt	(1,113)
Repayment of notes payable and interest expense, net of debt discount	(2,515)
Investment in OpenALPR Technology, includes $7,000,000 cash paid and $5,000,000 note assumed by seller	(12,000)
Issuance of warrants in conjunction with notes payable	706
Accounts Payable	360
Net cash proceeds from notes payable	$3,839

 Public Offering

On November 1, 2018, we issued 4,125,000 shares of common stock through an underwritten public offering at a public offering price of $0.80 per share. Net proceeds to us were approximately $2,800,000. In addition, we granted underwriters a 45-day option to purchase up to 618,750 additional shares of common stock to cover over-allotment, if any. The underwriters did not exercise this option and the options were cancelled. As part of this transaction, we also issued to the underwriters warrants to purchase an aggregate of 206,250 shares of common stock, exercisable over a period of five years, at an exercise price of $1.00 per share. The warrants are exercisable commencing April 27, 2019 and expire on October 29, 2023. As of June 30, 2019, 42,020 warrants were exercised in cashless transactions and converted into 14,566 shares of common stock.

We have generated losses since our inception in August 2017 and have relied on cash on hand, external bank lines of credit, issuance of debt, the sale of a note, and the sale of common stock to provide cash for operations. We attribute losses to merger costs, financing costs, public company corporate overhead, lower than expected revenue, and lower gross profit of some of our subsidiaries. As of and for the six months ended June 30, 2019, we incurred a net loss from continuing operations of approximately $7,800,000, and used approximately $3,755,000 in net cash from operating activities from continuing operations. We had total cash and cash equivalents of approximately $3,096,000 as of June 30, 2019 and a net working capital of $2,285,000.

No additional sources of capital have been obtained or committed through the date these consolidated financial statements were available to be issued. There are currently no anticipated changes in the mix and relative cost of capital resources. Although certain of our subsidiaries are profitable, due to the operating costs associated with being a public company and expenses related to product development and commercialization costs at other subsidiaries, we anticipate that we may operate at a loss in the near-term, however, we anticipate this trend reversing during 2020.

As of June 30, 2019, we did not have any material commitments for capital expenditures.

ITEM 3.    QUANTITAIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2019.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019, based on the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and due to the material weaknesses described below, our management concluded that, as of June 30, 2019, our internal control over financial reporting was not effective.

Management Progress on Addressing Material Weakness

We identified material weaknesses for the years ended December 31, 2018 and 2017, which were related to our internal control over financial reporting. To address the material weaknesses, we hired a Chief Financial Officer, formed a disclosure control committee, educated our Board of Directors on SEC filings and triggering events for financial reporting, implemented a financial reporting timetable, reviewed procedures for draft documents, implemented monthly certification of financial reports, tracked monthly financial activity, and had our executives review financial results and budgets. In addition, we augmented our accounting reporting staff by hiring an accounting manager and are realigning our accounting staff in order to strengthen internal controls over financial reporting as well as hiring accounting firm to map our risks and initiate internal control processes. These efforts, which are ongoing, have improved the design and operational effectiveness of our control processes and systems for financial reporting, however, our management concluded that as of June 30, 2019, the material weaknesses identified for the years ended December 31, 2018 and 2017 had not been remediated. Otherwise, there was no change in our internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We may from time to time be subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition. As of June 30, 2019, we were not aware of any material legal proceedings or claims.

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on April 11, 2019.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

On March 12, 2019, as partial consideration for its acquisition of certain assets of OpenALPR, Rekor issued 600,000 shares of its common stock to the seller, valued at $397,000. On the same date, Rekor issued senior secured promissory notes in an aggregate principal amount of $20,000,000 and warrants to purchase 2,500,000 shares of its common stock, which are immediately exercisable at an exercise price of $0.74 per share, to certain individuals and entities.

The foregoing issuances were issued in reliance upon the exemptions from registration under the Securities Act of 1933, as amended, provided by Section 4(a)(2) and Rule 506 of Regulation D promulgated thereunder.

Public Offering and Shelf Registration

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

Rekor received aggregate gross proceeds from the Offering of approximately $3,300,000, and aggregate net proceeds of approximately $2,800,000 after deducting underwriting discounts and commissions of $200,000 and offering expenses of $300,000, for total expenses, including underwriting discounts and commissions of $500,000. No payments for such expenses were made directly or indirectly to any of Rekor’s officers, directors, or their associates, any persons owning 10% or more of any class of Rekor’s equity securities or any of Rekor’s affiliates.

There has been no material change in Rekor’s planned use of the net proceeds from the Offering as described in the Final Prospectus Supplement.

Use of Proceeds

We have generated losses since our inception in August 2017 and have relied on cash on hand, external bank lines of credit, issuance of debt, the sale of a note, and the sale of common stock to provide cash for operations. We attribute losses to merger costs, financing costs, public company corporate overhead, lower than expected revenue, and lower gross profit of some of our subsidiaries.

Within the past quarter the Company has launched new products and been selected by several government agency’s and brand-name companies to provide Automatic License Plate Reader (ALPR) solutions. Numerus™ was launched at the end of June which provides a cloud-based solution designed to reduce costs and increase efficiencies for the electronic toll collecting (“ETC”) industry and was recently selected by a Colorado highway authority. In late June, it was also announced that Nokia had selected the Company to provide ALPR solutions with Nokia’s smart city offerings. Additionally, the Company has access to the capital market through its S-3 shelf registration, which the Company can use.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

(a)
Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Novume Solutions, Inc. as filed with the Secretary of State of Delaware on August 21, 2017	8-K	333-216014	3.1	8/25/17
3.2	Certificate of Designations of Series A Cumulative Convertible Redeemable Preferred Stock as filed with the Secretary of State of Delaware on August 25, 2017	8-K	333-216014	4.1	8/25/17
3.3	Certificate of Designations of Novume Series B Cumulative Convertible Preferred Stock as filed with the Secretary of State of Delaware on August 21, 2017	8-K	000-55833	4.2	10/4/17
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Novume Solutions, Inc. as filed with the Secretary of State of Delaware on April 26, 2019	8-K	001-38338	3.1	4/30/19
3.5	Amended and Restated Bylaws of Rekor Systems, Inc.	8-K	001-38338	3.2	4/30/19
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
*
Filed herewith.
**
Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rekor Systems, Inc.
/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	Chief Executive Officer, Director (Principal Executive Officer and Authorized Signatory)
Date:	August 13, 2019

/s/ Eyal Hen
Name:	Eyal Hen
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	August 13, 2019