Form 10-K/A
period 2018-12-31
Rekor Systems, Inc.
filed 2019-08-15
CIK 1697851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38338

Rekor Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-5266334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7172 Columbia Gateway Drive, Suite 400, Columbia, MD	21046
(Address of Principal Executive Offices)	(Zip Code)

(410) 762-0800

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
Common stock, par value $0.0001 per share	The Nasdaq Capital Market

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend the Annual Report on Form 10-K of Rekor Systems, Inc. (previously named Novume Solutions, Inc.) (the “Company”) as filed with the Securities and Exchange Commission on April 11, 2019 (the “Original Filing”) to re-file Exhibit 23.1, Consent of BD & Company, Inc., Independent Registered Public Accounting Firm (the “Auditor Consent”). The Auditor Consent filed with the Original Filing inadvertently omitted consenting to the incorporation by reference into the Company’s Registration Statement on Form S-3 (Registration No. 333-224423) (the “Form S-3”). This Amendment is being filed solely to provide the amended and restated Auditor Consent which includes the consent to the incorporation by reference to the Form S-3. This Amendment does not otherwise modify or update in any way the disclosures contained in the Original Filing.

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Herewith

23.1	Consent of BD & Company, Inc., Independent Registered Public Accounting Firm					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novume Inc.

/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	Chief Executive Officer, Principal Executive Officer, Director and Authorized Signatory
Date:	August 14, 2019