Form 10-Q
period 2019-09-30
Rekor Systems, Inc.
filed 2019-11-14
CIK 1697851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, the Registrant had 21,033,005 shares of common stock, $0.0001 par value per share outstanding.

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

Table of Content
REKOR SYSTEMS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

REKOR SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)
ASSETS	September 30, 2019	December 31, 2018
Current Assets
Cash and cash equivalents	$1,273	$2,069
Restricted cash and cash equivalents	708	609
Accounts receivable, net	4,714	2,976
Inventory	385	73
Other current assets, net	106	167
Current assets held for sale	3,529	2,636
Total current assets	10,715	8,530
Property and equipment, net	1,712	1,291
Right-of-use lease assets, net	761	-
Goodwill	6,336	1,402
Intangible assets, net	7,300	2,627
Deposits and other long-term assets	13	51
Long-term assets held for sale	3,986	4,154
Total assets	$30,823	$18,055
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,568	$3,437
Short-term borrowings	1,558	566
Notes payable, current portion	-	2,469
Lease liability, short-term	296	-
Contract liabilities	720	207
Current liabilities held for sale	2,680	1,895
Total current liabilities	10,822	8,574
Notes payable	20,076	875
Lease liability, long-term	673	-
Deferred rent	-	8
Contract liabilities, long term	775	-
Long term liabilities held for sale	179	90
Total liabilities	$32,525	$9,547
Series A Cumulative Convertible Redeemable Preferred stock, $0.0001 par value, 505,000 shares authorized and 502,327 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	5,606	5,052

Commitments and Contingencies

Stockholders' (Deficit) Equity
Common stock, $0.0001 par value, 30,000,000 shares authorized, 20,406,489 and 18,767,619 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	2	2
Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of September 30, 2019 and December 31, 2018, respectively
Series B Cumulative Convertible Preferred stock, $0.0001 par value, 240,861 shares authorized, issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	-	-
Additional paid-in capital	16,526	15,518
Accumulated deficit	(23,836)	(12,064)
Total stockholders’ (deficit) equity	(7,308)	3,456
Total liabilities and stockholders’ (deficit) equity	$30,823	$18,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2019	2018	2019	2018
Revenue:
Technology	$1,536	$892	$3,962	$2,639
Professional Services	3,447	5,015	10,922	12,632
Total revenue	4,983	5,907	14,884	15,271

Cost of revenue:
Technology	390	405	1,152	1,101
Professional Services	1,842	2,561	5,868	6,433
Total cost of revenue	2,232	2,966	7,020	7,534

Gross profit:
Technology	1,146	487	2,810	1,538
Professional Services	1,605	2,454	5,054	6,199
Gross profit	2,751	2,941	7,864	7,737

Operating expenses:
General and administrative expenses	3,039	2,954	10,435	9,953
Selling and marketing expenses	1,343	297	2,012	1,095
Research and development expenses	450	5	757	127
Impairment of intangibles	-	-	1,549	-
Operating expenses	4,832	3,256	14,753	11,175

Loss from operations	(2,081)	(315)	(6,889)	(3,438)
Other income (expense):
Loss on extinguishment of debt	(45)	-	(1,158)	-
Interest expense	(1,228)	(214)	(2,832)	(412)
Other income (expense)	(102)	1	(99)	201
Total other expense	(1,375)	(213)	(4,089)	(211)
Loss before income taxes	(3,456)	(528)	(10,978)	(3,649)
Income tax provision	-	-	-	-
Net loss from continuing operations	$(3,456)	$(528)	$(10,978)	(3,649)
Income (loss) from operations held for sale	(160)	47	(415)	52
Income tax provision from operations held for sale	(12)	(22)	(35)	(22)
Net income (loss) from operations held for sale	(172)	25	(450)	30
Net loss	$(3,628)	$(503)	$(11,428)	$(3,619)
Loss per common share from continuing operations - basic and diluted	$(0.19)	$(0.06)	$(0.61)	$(0.31)
Income (loss) per common share from operations held for sale - basic and diluted	(0.01)	0.01	(0.02)	-
Loss per common share - basic and diluted	$(0.20)	$(0.05)	$(0.63)	$(0.31)

Weighted average shares outstanding
Basic and diluted	19,878,518	14,542,362	19,592,679	14,524,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(Dollars in thousands, except share amounts)
(Unaudited)

	Shares of Common Stock	Common Stock	Shares of Series B Preferred Stock	Series B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of June 30, 2019	19,382,185	$2	240,861	$-	$16,496	$(20,094)	$(3,596)
Stock-based compensation	-	-	-	-	76	-	76
Exercise of cashless warrants in exchange for common stock	813,975	-	-	-	-	-	-
Exercise of warrants in exchange for common stock	103,125	-	-	-	103	-	103
Issuance of common stock pursuant to at the market offering, net	103,566	-	-	-	38	-	38
Exercise of warrants related to series A preferred stock	3,638	-	-	-	4	-	4
Preferred stock dividends	-	-	-	-	-	(114)	(114)
Accretion of Series A preferred stock	-	-	-	-	(191)	-	(191)
Net loss	-	-	-	-	-	(3,628)	(3,628)
Balance as of September 30, 2019	20,406,489	$2	240,861	$-	$16,526	$(23,836)	$(7,308)

Balance as of June 30, 2018	14,535,695	$1	240,861	$-	$12,655	$(9,247)	$3,409
Stock-based compensation	-	-	-	-	87	-	87
Issuance upon exercise of stock option	10,000	-	-	-	16	-	16
Preferred stock dividends	-	-	-	-	-	(115)	(115)
Accretion of Series A preferred stock	-	-	-	-	(167)	-	(167)
Net loss	-	-	-	-	-	(503)	(503)
Balance as of September 30, 2018	14,545,695	$1	240,861	$-	$12,591	$(9,865)	$2,727

Balance as of December 31, 2018	18,767,619	$2	240,861	$-	$15,518	$(12,064)	$3,456
Stock-based compensation	-	-	-	-	314	-	314
Issuance of warrants in conjunction with notes payable	-	-	-	-	706	-	706
Exercise of cashless warrants in exchange for common stock	828,541	-	-	-	-	-	-
Exercise of warrants in exchange for common stock	103,125	-	-	-	103	-	103
Common stock issued in OpenALPR acquisition	600,000	-	-	-	397	-	397
Issuance of common stock pursuant to at the market offering, net	103,566	-	-	-	38	-	38
Exercise of warrants related to series A preferred stock	3,638	-	-	-	4	-	4
Preferred stock dividends	-	-	-	-	-	(344)	(344)
Accretion of Series A preferred stock	-	-	-	-	(554)	-	(554)
Net loss	-	-	-	-	-	(11,428)	(11,428)
Balance as of September 30, 2019	20,406,489	$2	240,861	$-	$16,256	$(28,836)	$(7,308)

Balance as of December 31, 2017	14,463,364	$1	240,861	$-	$12,343	$(5,834)	$6,510
Cumulative effect adjustment of adopting ASU 2014-09	-	-	-	-	-	(67)	(67)
Balance as of January 1, 2018	14,463,364	1	240,861	-	12,343	(5,901)	6,443
Stock-based compensation	-	-	-	-	296	-	296
Issuance of warrants	-	-	-	-	123	-	123
Net common stock issued in Secure Education Consultants acquisition	33,333	-	-	-	163	-	163
Issuance related to note payable	35,000	-	-	-	126	-	126
Issuance upon exercise of stock options	13,998	-	-	-	23	-	23
Preferred stock dividends	-	-	-	-	-	(345)	(345)
Accretion of Series A preferred stock	-	-	-	-	(483)	-	(483)
Net loss	-	-	-	-	-	(3,619)	(3,619)
Balance as of September 30, 2018	14,545,695	$1	240,861	$-	$12,591	$(9,865)	$2,727

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(11,428)	$(3,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	295	236
Amortization of right-of-use lease asset	158	-
Share-based compensation	314	296
Amortization of financing costs	768	69
Deferred rent	-	(11)
Change in fair value of derivative liability	-	(77)
Amortization of intangible assets	965	557
Impairment of intangible assets	1,549	-
Loss on extinguishment of debt	1,158	-
Loss on abandonment of lease	70	-
Loss on sale of Secure Education	3	-
Changes in operating assets and liabilities:
Accounts receivable	(2,487)	(106)
Inventory	(312)	31
Deposits	38	-
Other current assets	74	33
Accounts payable and accrued expenses	1,628	953
Contract liabilities	900	(20)
Lease liability	(28)	-
Net cash used in operating activities - continuing operations	(6,335)	(1,658)
Net cash (used in) provided by operating activities - held for sale operations	(2,920)	560
Net cash used in operating activities	(9,255)	(1,098)
Cash Flows from Investing Activities
Proceeds from sale of note receivable	-	1,475
Proceeds from sale of Secure Education	250	-
Capital expenditures	(656)	(1,007)
Net cash (used in) provided by investing activities - continuing operations	(406)	468
Net cash provided by investing activities - held for sale operations	-	51
Net cash (used in) provided by investing activities	(406)	519
Cash Flows from Financing Activities
Proceeds from short-term borrowings	2,315	-
Repayments of short-term borrowings	(296)	(1,025)
Net proceeds from notes payable	3,839	2,000
Net proceeds from exercise of options	-	23
Net proceeds from exercise of warrants	103	-
Net proceeds from exercise of warrants associated to series A preferred stock	4	-
Net proceeds from at-the-market agreement	38	-
Payment of preferred dividends	(108)	(345)
Net cash provided by financing activities - continuing operations	5,895	653
Net cash provided by (used in) financing activities - held for sale operations	3,205	(547)
Net cash provided by financing activities	9,100	106
Net decrease in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	(846)	(537)
Net increase in cash, cash equivalents and restricted cash and cash equivalents - held for sale operations	285	64
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	(561)	(473)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	2,768	1,957
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$2,207	$1,484

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of period - continuing operations	$1,273	$1,393
Restricted cash and cash equivalents at end of period - continuing operations	708	-
Cash and cash equivalents at end of period - held for sale operations	226	91
Cash, cash equivalents and restricted cash at end of period	$2,207	$1,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – GENERAL, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed consolidated interim financial statements of Rekor Systems, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2019, the consolidated results of operations, consolidated statements of shareholders’ (deficit) equity and consolidated statements of cash flows for the three and nine months ended September 30, 2019 and 2018.

The financial data and other information disclosed in the notes to the unaudited condensed consolidated financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The unaudited condensed consolidated balance sheet data as of December 31, 2018 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2018 but does not include all disclosures required by U.S. GAAP for annual financial statements.

Dollar amounts, except per share data, in the notes to these financial statements are rounded to the closest $1,000.

Certain prior year amounts have been reclassified to conform with the current year presentation. Beginning in the second quarter of 2019, sales and marketing expenses and research and development expenses have been presented separately from general and administrative expenses on the unaudited condensed consolidated statements of operations, whereas in prior periods these amounts were included in one caption titled "selling, general and administrative expenses." Amounts for the first quarter of 2019 and for the period ending December 31, 2018, have been reclassified to conform to the current year presentation.

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

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the third quarter of 2019, the Company began to separately report the results of Global Technical Services, Inc. and Global Contract Professionals, Inc. (together “Global”), the Company’s wholly owned subsidiaries, including substantially all of the assets and liabilities comprising Global, as operations held for sale. The Company is reporting the operating results and cash flows of Global as operations held for sale, and thus they have been excluded from continuing operations and segment results for all periods presented. Prior to the third quarter of 2019, the operating results for Global were presented in the Professional Services segment. The assets and liabilities of Global are presented as current and long-term assets and liabilities held for sale in the unaudited condensed consolidated balance sheets and its results are presented as income (loss) from operations held for sale in the unaudited condensed consolidated statement of operations. In cases where the carrying value amount exceeds the fair value, less costs to sell, an impairment loss is recognized. Due to the held for sale classification of Global, certain amounts have been reclassified in order to conform to the current period presentation. See Note 16 for additional information regarding the Company's held for sale operations.

Use of Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual amounts may differ from these estimates. On an on-going basis, the Company evaluates its estimates, including those related to collectability of accounts receivable, fair value of debt and equity instruments, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Going Concern Assessment

For all annual and interim periods, management will assess going concern uncertainty in the Company’s unaudited condensed consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the unaudited condensed consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in U.S. GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions. These assumptions including among other factors, the expected timing and nature of the Company’s programs and projected cash expenditures, its ability to delay or curtail these expenditures or programs and its ability to raise additional capital, if necessary, to the extent management has the proper authority to execute them and considers it probable that those implementations can be achieved within the look-forward period.

The Company has generated losses since its inception in August 2017 and has relied on cash on hand, secured borrowing arrangements, the sale of a note, debt financing, and public offering of its common stock, including its on-going At-the-Market Issuance Sales Agreement (the "Sales Agreement") offering as disclosed below, to support cash flows from operations. As of and for the nine months ended September 30, 2019, the Company had a net loss from continuing operations of $11,428,000 and a working capital deficit of $107,000. The Company's net cash position was decreased by $561,000 for the nine months ended September 30, 2019 due to the net loss from operations, offset by the proceeds of $20,000,000 senior secured notes, of which $5,000,000 was issued as a note payable to the seller, offset by $7,000,000 of cash paid for the acquisition of OpenALPR, and approximately $6,227,000 related to the extinguishment of debt and associated fees related to acquiring new debt (see Note 7).

Management believes that based on relevant conditions and events that are known and reasonably knowable, its current forecasts and projections, for one year from the date of the filing of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, indicate the Company’s ability to continue operations as a going concern for that one-year period. The Company is actively monitoring its operations, the cash on hand and working capital. Additionally, as of September 30, 2019, the Company believes it has access to raise up to $14,706,000 through the Sales Agreement (see Note 9). The Company will continue to raise capital through the Sales Agreement to help fund operations. Should access to those funds be unavailable, the Company will need to seek out additional sources of funding. Furthermore, the Company has contingency plans to reduce or defer expenses and cash outlays should operations weaken in the look-forward period or additional financing, if needed, is not available.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Goodwill and Intangible Assets

In applying the acquisition method of accounting, amounts assigned to identifiable assets and liabilities acquired were based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Identifiable intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Identifiable intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment, if indicators of impairment arise. Intangible assets with indefinite lives are tested for impairment within one year of acquisitions or annually and whenever indicators of impairment exist. The Company is currently in the process of its annual impairment test. The fair value of intangible assets is compared with their carrying values, and an impairment loss would be recognized for the amount by which a carrying amount exceeds its fair value.

During the second quarter of 2019 the Company wrote-off $1,549,000 of intangible assets associated with the Company's wholly owned subsidiaries Firestorm Solutions, LLC and Firestorm Franchising LLC (collectively, “Firestorm”), and BC Management, Inc. (“BC Management”) (see Note 5).

 Revenue Recognition

The Company derives its revenues substantially from two sources: (1) subscription revenues for software licenses, technology products and services, and (2) and professional services to clients.

Revenue is recognized upon transfer of control of promised products and services to the Company’s customers, in an amount that reflects the consideration the Company expects to receive in exchange for those products and services. If the consideration promised in the contract includes a variable amount, for example maintenance fees, the Company includes an estimate of the amount it expects to receive for the total transaction price, if it is probable that a significant reversal of cumulative revenue recognized will not occur.

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

●
Allocation of the transaction price to the performance obligations in the contract

●
Recognition of revenue when, or as, performance obligations are satisfied

 The subscription revenues for software licenses, technology products and services revenues are comprised of fees that provide customers with access to the software licenses and related support and updates during the term of the arrangement. Revenue is generally recognized ratably over the contract term. During the second quarter of 2019, the Company changed its method of selling in the Technology Segment from perpetual software licenses to monthly service subscriptions. This change is expected to impact the Company's revenue in the short term. However, the amount of contract revenue received over the long term impact is expected to be relatively consistent. The Company’s subscription services arrangements are non-cancelable and do not contain refund-type provisions.

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

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (included within accounts receivable, net), and contract liabilities (deferred revenue) on the unaudited condensed consolidated balance sheets. When billings occur after the work has been performed, such unbilled amounts will generally be billed and collected within 60 to 120 days but typically no longer than over the next twelve months. Unbilled receivables of $963,000 and $824,000 were included in accounts receivable, net, in the unaudited condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively. Additionally, unbilled receivables of $469,000 and $301,000 were included in current assets held for sale in the unaudited condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.

When the Company advance bill clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within the next six months to five years, depending on the subscription or licensing period. These assets and liabilities are reported on the unaudited condensed consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the nine months ended September 30, 2019 were not materially impacted by any other factors. Contract liabilities from the period ended September 30, 2019 and December 31, 2018 were $1,495,000 and $207,000 respectively. All contract liabilities as of September 30, 2019 and December 31, 2018 were attributable to continued operations. During the nine months ended September 30, 2019 all of the contract liabilities balance as of December 31, 2018 was recognized as revenue.

The services due for contract liabilities described above are shown below as of September 30, 2019 (dollars in thousands):

2019	$246
2020	544
2021	223
2022	200
2023	189
Thereafter	93
Total	$1,495

Segment Reporting

The Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. Beginning with the first quarter of 2019, the Company changed its operating and reportable segments from one segment to two segments: the Technology Segment and the Professional Services Segment. The two segments reflect the Company’s separate focus on technology products and services versus professional services. (See Note 3).

The Technology Segment is responsible for the activities in developing technology and distributing and licensing products and services with vehicle recognition features. In connection with this effort in March 2019, the Company acquired OpenALPR Technology (See Note 4). The Professional Services Segment is responsible for the activities that provide professional services for government contracting market, as well as staffing services for the aerospace and aviation markets.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with the maturity of three months or less to be cash equivalents.

Cash subject to contractual restrictions and not readily available for use is classified as restricted cash and cash equivalents. The Company’s restricted cash balances are primarily made up of cash collected on behalf of certain client jurisdictions. Restricted cash and cash equivalents for these client jurisdictions as of September 30, 2019 and December 31, 2018 were $708,000 and $609,000, respectively, and correspond to equal amounts of related accounts payable and are presented as part of accounts payable and accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

Fair Value of Financial Instruments

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, restricted cash and cash equivalents, inventory, accounts receivable and accounts payable approximate fair value as of September 30, 2019 and December 31, 2018 because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value as of September 30, 2019 and December 31, 2018 given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

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

The Company has concluded that its Series A Preferred Stock is a Level 3 financial instrument and that the fair value approximates the carrying value, which includes the accretion of the discounted interest component through September 30, 2019. There were no changes in levels during the three and nine months ended September 30, 2019 and 2018.

Concentrations of Credit Risk

The Company places its temporary cash investments with higher rated quality financial institutions located in the United States (“U.S.”). As of September 30, 2019 and December 31, 2018, the Company had deposits from continuing operations totaling $1,981,000 and $2,678,000 from continuing operations, respectively, in two and three U.S. financial institutions that were federally insured up to $250,000 per account, respectively.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has a market concentration of revenue and accounts receivable, from continuing operations, in its Professional Services Segment related to its customer base.

Company A accounted for 21% and 17% of the Company’s total revenues for the nine months ended September 30, 2019 and 2018, respectively, and 17% and 22% of the Company’s total revenue for the three months ended September 30, 2019 and 2018, respectively.

Company B accounted for 16% and less than 10% of the Company’s total revenues for the nine months ended September 30, 2019 and 2018, respectively, and 12% and 11% of the Company’s total revenue for the three months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, accounts receivable from Company A totaled $902,000 or 19% of the unaudited condensed consolidated accounts receivable balance. As of December 31, 2018, Company A and Company B accounted for $1,043,000, or 35%, and $483,000, or 16%, respectively, of the unaudited condensed consolidated accounts receivable balance.

No other single customer accounted for more than 10% of the Company’s unaudited condensed consolidated revenue for the nine months ended September 30, 2019 or unaudited condensed consolidated accounts receivable balance as of September 30, 2019.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the nine months ended September 30, 2019

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. Effective January 1, 2019, the Company adopted ASU 2016-02, as amended, which requires lessees to recognize a right-of-use (“ROU”) lease assets and lease liability on the balance sheet for most lease arrangements and expands disclosures about leasing arrangements for both lessees and lessors, among other items. The Company adopted ASU 2016-02 using the optional transition method whereby the Company applied the new lease requirements under ASU 2016-02 through a cumulative-effect adjustment, which after completing the Company’s implementation analysis, resulted in no adjustment to its January 1, 2019 beginning retained earnings balance. On January 1, 2019, the Company recognized $921,000 of ROU operating lease assets and $951,000 of operating lease liabilities, including noncurrent operating lease liabilities of $728,000, as a result of adopting this standard. The difference between ROU operating lease assets and operating lease liabilities was primarily due to previously accrued rent expense relating to periods prior to January 1, 2019. The new standard provides several optional practical expedients for use in transition. The Company elected to use what the FASB has deemed the “package of practical expedients,” which allows the Company not to reassess the Company’s previous conclusions about lease identification, lease classification and the accounting treatment for initial direct costs. The ASU also provides several optional practical expedients for the ongoing accounting for leases. The Company has elected the short-term lease recognition exemption for all leases that qualify, meaning that for leases with terms of twelve months or less, the Company will not recognize ROU assets or lease liabilities on the Company’s unaudited condensed consolidated balance sheet. Additionally, the Company has elected to use the practical expedient to not separate lease and non-lease components for leases of real estate, meaning that for these leases, the non-lease components are included in the associated ROU asset and lease liability balances on the Company’s unaudited condensed consolidated balance sheet. The comparative periods have not been restated for the adoption of ASU 2016-02.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. ASU 2018-07 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted but no earlier than an entity’s adoption date of Topic 606. The Company adopted the provisions of ASU 2018-07 effective January 1, 2019. Adopting ASU 2018-07 had no impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity will account for the effects of a modification unless the fair value of the modified award is the same as the original award, the vesting conditions of the modified award are the same as the original award and the classification of the modified award as an equity instrument or liability instrument is the same as the original award. ASU 2017-09 is effective for fiscal year 2019. The update is to be adopted prospectively to an award modified on or after the adoption date. Early adoption is permitted. The Company adopted ASU 2017-09 in 2018 and the impact of the adoption was not material to its unaudited condensed consolidated financial statements and related disclosures.

New accounting pronouncements not yet effective

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-13 on its unaudited condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted averageof significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company is currently evaluating the effect that ASU 2018-13 will have on its consolidated financial statements and related disclosures.

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

The Company does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

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

Summarized financial information concerning the Company’s reportable segments is presented below (dollars in thousands):

	Technology	Professional Services	Corporate Services	Consolidated
Three Months Ended September 30, 2019
Revenues	$1,536	$3,447	$-	$4,983
Gross profit	1,146	1,605	-	2,751
Income (loss) from operations	(722)	365	(1,724)	(2,081)
Loss from operations held for sale	-	(21)	-	(21)

Three Months Ended September 30, 2018
Revenues	$892	$5,015	$-	$5,907
Gross profit	487	2,454	-	2,941
Income (loss) from operations	(83)	446	(678)	(315)
Income from operations held for sale	-	77	-	77

Nine Months Ended September 30, 2019
Revenues	$3,962	$10,922	$-	$14,884
Gross profit	2,810	5,054	-	7,864
Loss from operations*	(1,312)	(1,606)	(3,971)	(6,889)
Loss from operations held for sale	-	(177)	-	(177)
* Including intangible assets impairment	-	1,549	-	1,549

Nine Months Ended September 30, 2018
Revenues	$2,639	$12,632	$-	$15,271
Gross profit	1,538	6,199	-	7,737
Loss from operations	(332)	(48)	(3,058)	(3,438)
Income from operations held for sale	-	148	-	148

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – ACQUISITIONS

Secure Education Consultants Acquisition

On January 1, 2018, the Company completed its acquisition of certain assets of Secure Education Consultants through Firestorm. Consideration paid as part of this acquisition included: $100,000 in cash; 33,333 shares of Rekor common stock valued at $163,000; warrants to purchase 33,333 shares of Rekor common stock, exercisable over a period of five years, at an exercise price of $5.44 per share, valued at $66,000; and warrants to purchase 33,333 of Rekor common stock, exercisable over a period of five years, at an exercise price of $6.53 per share, valued at $57,000.

The Company has completed its analysis of the purchase price allocation. The Company recorded $386,000 of customer relationships to intangible assets.

The table below shows the final breakdown related to the Secure Education acquisition (dollars in thousands):

Cash paid	$100
Common stock issued	163
Warrants issued at $5.44	66
Warrants issued at $6.53	57
Total consideration	386
Less intangible assets and intellectual property	(386)
Net goodwill recorded	$-

On June 1, 2019, the Company sold all its interest in Secure Education for consideration of $250,000. As a result of the Secure Education sale, the Company disposed of $249,000 of net intangible assets, $58,000 of accounts receivables, and $54,000 of accounts payables. This resulted in a loss of $3,000 that is presented as part of general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations.

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

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 12, 2019, the Company completed the acquisition of the of OpenALPR Technology and assumed certain assets and liabilities (the “OpenALPR Acquisition”). Consideration paid as part of the OpenALPR Acquisition was: $7,000,000 in cash, subject to adjustment after closing; 600,000 shares of Rekor common stock, valued at $397,000; and $5,000,000 of the 2019 Promissory Notes (see Note 7) principal amount, together with an accompanying warrant to purchase 625,000 shares of Rekor common stock, exercisable over a period of five years, at an exercise price of $0.74 per share, valued at $208,000 (see Note 9).

The purchase price allocation to the assets acquired and liabilities assumed based on fair values as of the acquisition date. Since the acquisition of the OpenALPR Technology occurred on March 12, 2019, the results of operations for OpenALPR from the date of acquisition have been included in the Company’s unaudited condensed consolidated statement of operations for the three and nine-months ended September 30, 2019.

The final purchase price allocation, completed in the second quarter of 2019, resulted in adjustments to intangible assets of approximately $4,934,000, since the Company's previous estimates as of March 31, 2019, and primarily related to fair value adjustments to technology-based intangible assets. The final purchase price allocation of the acquisition of OpenALPR is as follows: intangible assets of $7,436,000 and goodwill of $4,934,000 along with net assets acquired of $415,000, and contract obligations assumed of $388,000.

The table below shows the breakdown related to the final purchase price allocation for the OpenALPR Technology acquisition (dollars in thousands):

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenues from continuing operations	$4,983	$6,352	$15,853	$16,472
Net loss from continuing operations	(3,456)	(104)	(10,170)	(2,817)
Basic and diluted loss per share	$(0.19)	$(0.03)	$(0.56)	$(0.24)
Basic and diluted number of shares	19,878,518	15,142,362	19,761,363	15,124,030

NOTE 5 – INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the nine months ended September 30, 2019 were as follows (dollars in thousands):

	Segment	Balance as of December 31, 2018	Open ALPR Acquisition	Balance as of September 30, 2019
Goodwill from continuing operations	Technology	$1,402	$4,934	$6,336
Goodwill from held for sale operations	Professional Services	1,691	-	1,691
Total goodwill		$3,093	$4,934	$8,027

Intangible Assets Subject to Amortization

The following summarizes the change in intangible assets from December 31, 2018 to September 30, 2019 (dollars in thousands):

	Balance as of December 31, 2018	Additions	Amortization	Impairment	Sale of BCM	Balance as of September 30, 2019
Intangible assets subject to amortization from continuing operations
Customer relationships	$2,475	$90	$(363)	$(1,549)	$(249)	$404
Marketing related	69	223	(45)	-	-	247
Technology based	83	7,123	(557)	-	-	6,649
Intangible assets subject to amortization from continuing operations	2,627	7,436	(965)	(1,549)	(249)	7,300
Intangible assets subject to amortization from held for sale operations	2,208	-	(214)	-	-	1,994
Total intangible assets subject to amortization	$4,835	$7,436	$(1,179)	$(1,549)	$(249)	$9,294

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following provides a breakdown of identifiable intangible assets as of September 30, 2019 (dollars in thousands):

	Customer Relationships	Marketing Related	Technology Based	Total
Identifiable intangible assets	$461	$327	$7,207	$7,995
Accumulated amortization	(57)	(80)	(558)	(695)
Identifiable intangible assets from continuing operations, net	404	247	6,649	7,300
Identifiable intangible assets from operations held for sale, net	1,685	309	-	1,994
Identifiable intangible assets, net	$2,089	$556	$6,649	$9,294

With the acquisition of OpenALPR Technology, the Company identified technology-based intangible assets of $11,845,000 in its preliminary purchase price allocation. The final purchase price allocation, completed in the second quarter of 2019, resulted in adjustments to intangible assets of approximately $4,934,000, since the Company's previous estimates as of March 31, 2019, and primarily related to fair value adjustments to technology-based intangible assets. The final purchase price allocation of the acquisition of OpenALPR is as follows: technology-based intangible assets of $7,123,000, marketing-related intangible assets of $223,000, customer-related intangible assets of $90,000 and goodwill of $4,934,000 along with net assets acquired of $27,000.

These intangible assets are being amortized on a straight-line basis over their weighted average estimated useful life of 6.7 years. Amortization expense attributable to continuing operations for the three months ended September 30, 2019 and 2018 was $280,000 and $127,000, respectively, and for the nine months ended September 30, 2019 and 2018 was $965,000 and $557,000, respectively, and is presented as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. Amortization expense attributable to operations held for sale for the three months ended September 30, 2019 and 2018 was $72,000, respectively, and for the nine months ended September 30, 2019 and 2018 was $214,000, and is presented as part of income (loss) from operations held for sale in the accompanying unaudited condensed consolidated statements of operations.

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

As of September 30, 2019, the estimated annual amortization expense from continuing operations for each of the next five fiscal years and thereafter is as follows (dollars in thousands):

2019	$287
2020	1,150
2021	1,141
2022	1,117
2023	1,096
Thereafter	2,509
Total	$7,300

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Supplemental disclosures of cash flow information for the nine months ended September 30, 2019 and 2018 were as follows:

	For the Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Cash paid for interest - continuing operations	$1,544	$298
Cash paid for interest - held for sale operations	220	96
Cash paid for taxes - held for sale operations	12	-
Non-cash investing and financing activities
Property and equipment - continuing operations	39	-
Accounts payable - continuing operations	(39)	-
Property and equipment - held for sale operations	-	32
Notes payable - held for sale operations	-	(32)
Proceeds from short-term borrowing arrangement transferred to settle line of credit	312	-
Repayment of line of credit	(312)	-
Business combinations, net of cash
Current assets	415	-
Intangible assets	7,436	386
Goodwill	4,934	-
Current liabilities	(388)	-
Cash paid acquisition of OpenALPR Technology	(7,000)	-
Note issued acquisition of OpenALPR Technology	(5,000)
Issuance of common stock	(397)	(163)
Issuance of common stock warrants	-	(123)
Sale of Secured Education
Current assets	(58)	-
Intangible assets sold	(250)	-
Current liabilities	54	-
Loss on sale	3	-
Financing
Notes payable - continuing operations	21,000
Debt discount financing costs	(2,599)	-
Extinguishment of debt	(1,113)	-
Repayment of notes payable and interest expense, net of debt discount	(2,515)	-
Investment in OpenALPR Technology	(12,000)	-
Issuance of warrants in conjunction with notes payable	706
Accounts Payable	360	-
Proceeds from notes payable	3,839
Common stock issued in connection with note payable	-	126
Adoption of ASC-842 Lease Accounting:
Right-of-use lease asset	1,212	-
Deferred rent	30	-
Lease liability	$(1,242)	$-

For the nine months ended September 30, 2019 and 2018, the Company paid cash dividends of $0 and $264,000, respectively, to shareholders of record of Series A Preferred Stock. Accrued dividends payable to Series A Preferred Stock shareholders were $440,000 and $176,000 as of September 30, 2019 and December 31, 2018, respectively, and is presented as part of accounts payable and accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

For the nine months ended September 30, 2019 and 2018, the Company paid cash dividends of $108,000 and $81,000, respectively, to shareholders of record of Series B Preferred Stock. Accrued dividends payable to Series B Preferred Stock shareholders were $27,000 and $54,000 as of September 30, 2019 and December 31, 2018, respectively, and is presented as part of accounts payable and accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

NOTE 7 – DEBT

Short-Term Borrowings

On August 9, 2019, Global, entered an agreement with an unrelated third party, LSQ Funding Group, L.C. (“LSQ”), pursuant to which Global sells its accounts receivable to LSQ and LSQ advances Global 90% of the value of the receivable. Global can advance up to $10,000,000 at one time. The term of the agreement is for 12 months and automatically renews for additional 12-month periods. The agreement is presented as secured borrowings, as the accounts receivable are sold with recourse back to Global, meaning that Global bears the risk of non-payment by the account debtor. The funded amount of accounts receivables that LSQ has provided to Global was $1,629,000 as of September 30, 2019 and is presented as part of current liabilities held for sale on the unaudited condensed consolidated balance sheets. To secure its obligations to LSQ, Global has granted a first priority security interest in Global’s accounts receivable and proceeds thereof. As of September 30, 2019, there were approximately $2,515,000 of receivables that are subject to collateral as part of this agreement. The receivables held as collateral are presented in assets held for sale on the unaudited condensed consolidated balance sheets.

On August 9, 2019, AOC Key Solutions, Inc. (“AOC”), the Company’s wholly owned subsidiary, also entered into an agreement with LSQ, as an unrelated third party, pursuant to which AOC sells its accounts receivable to LSQ and LSQ advances AOC 90% of the value of the receivable. AOC can advance up to $5,000,000 at one time. The term of the agreement is for 12 months and automatically renews for additional 12-month periods. The agreement is presented as secured borrowings, as the accounts receivable are sold with recourse back to the Company, meaning that AOC bears the risk of non-payment by the account debtor. The funded amount of accounts receivables that LSQ has provided fund to AOC was $1,558,000 as of September 30, 2019 and is presented as part of short-term borrowings on the unaudited condensed consolidated balance sheets. To secure its obligations to LSQ, AOC has granted a first priority security interest in the AOC’s accounts receivable and proceeds thereof. As of September 30, 2019, there were approximately $2,451,000 of receivables that are subject to collateral as part of this agreement. The receivables held as collateral are presented in the accounts receivable, net on the unaudited condensed consolidated balance sheets.

During the three and nine months ended September 30, 2019, the Company recorded $33,000, in interest expense, related to the agreement with LSQ. Additionally, during the three and nine months ended September 30, 2019, the Company recorded $80,000 in interest expense from operations held for sale, related to the agreement with LSQ.

Global had revolving lines of credit with Wells Fargo Bank National Association (“WFB”) (“Wells Fargo Credit Facilities”). WFB agreed to advance to Global 90% of all eligible accounts with a maximum facility amount of $5,000,000. Interest was payable under the Wells Fargo Credit Facilities at a monthly rate equal to the Three-Month LIBOR, (as such term is defined under the Wells Fargo Credit Facilities), in effect from time to time plus 3%, plus an additional margin of 3%. Payment of the revolving lines of credit was secured by the accounts receivable of Global. The term of the Wells Fargo Credit Facilities was through December 31, 2019, with automatic renewal terms of 12 months. In August 2019, Global entered in a payoff and termination agreement with WFB in which Global paid WFB $1,477,000 to retire all indebtedness and obligation to WFB. As part of payoff of the debt Global recognized $31,000 of costs in excess of the net carrying amount of the outstanding debt, which is presented in the loss on extinguishment of debt on the unaudited condensed consolidated statement of operations. The principal balance as of September 30, 2019 and December 31, 2018 was $0 and $1,095,000, respectively.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In November 2017, AOC, entered into an Account Purchase Agreement and related agreements (the “AOC Wells Agreement”) with WFB. Pursuant to the AOC Wells Agreement, AOC Key Solutions agreed to sell and assign to WFB all of its Accounts (as such term is defined in Article 9 of the Uniform Commercial Code), constituting accounts arising out of sales of Goods (as such term is defined in Article 9 of the Uniform Commercial Code) or rendition of services that WFB deemed to be eligible for borrowing under the AOC Wells Agreement. WFB agreed to advance to AOC Key Solutions 90% of all eligible accounts with a maximum facility amount of $3,000,000. Interest was payable under the AOC Wells Agreement at a monthly rate equal to the Daily One Month LIBOR, (as such term was defined under the AOC Wells Agreement), in effect from time to time plus 5%. The AOC Wells Agreement also provided for a deficit interest rate equal to the then applicable interest rate plus 50% and a default interest rate equal to the then applicable interest rate or deficit interest rate, plus 50%. The initial term of the AOC Wells Agreement ran through December 31, 2018 (the “Initial Term”), with automatic renewal terms of 12 months (the “Renewal Term”), commencing on the first day after the last day of the Initial Term. The current term of the AOC Wells Agreement ran through December 31, 2019. AOC Key Solutions was able to terminate the AOC Wells Agreement upon at least 60 days’ prior written notice, but no more than 120 days’ written notice, prior to and effective as of the last day of the Initial Term or the Renewal Term, as the case may be. In August 2019, AOC entered in a payoff and termination agreement with WFB in which AOC paid WFB $341,000 to retire all indebtedness and obligation to WFB. As part of payoff of the debt AOC recognized $45,000 of costs in excess of the net carrying amount of the outstanding debt, which is presented in the loss on extinguishment of debt on the unaudited condensed consolidated statement of operations. The principal balance as of September 30, 2019 and December 31, 2018 was $0 and $566,000, respectively.

Long-Term Debt

On March 16, 2016, the Company entered into a Subordinated Note and Warrant Purchase Agreement (the “Avon Road Note Purchase Agreement”) pursuant to which $500,000 in subordinated debt (the "Avon Road Note") was issued by the Company to Avon Road Partners, L.P. (“Avon Road”), an affiliate of Robert Berman, the Company’s President and CEO and a member of the Company’s Board of Directors. The Avon Road Subordinated Note Warrants had an expiration date of March 16, 2019. The warrants associated to this agreement were exercised in 2017.

On March 12, 2019, the $500,000 balance due on the Avon Road Note was retired in its entirety in exchange for an equivalent principal amount of the 2019 Promissory Notes (see below).

On January 25, 2017, pursuant to the terms of its acquisition of Firestorm, the Company issued $1,000,000 in the aggregate form of four unsecured, subordinated promissory notes with interest payable over five years. The principal amount of one of the notes payable is $500,000 payable at an interest rate of 2% and the remaining three notes are evenly divided over the remaining $500,000 and payable at an interest rate of 7%. The notes mature on January 25, 2022. The balance of these notes payable was $956,000 and $938,000, net of unamortized interest, as of September 30, 2019 and December 31, 2018, respectively, to reflect the amortized fair value of the notes issued due to the difference in interest rates of $44,000 and $62,000, respectively.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On April 3, 2018, the Company entered into a transaction pursuant to which an institutional investor (the “2018 Lender”) loaned $2,000,000 to the Company (the “2018 Promissory Note”). The loan was originally due and payable on May 1, 2019 and bore interest at 15% per annum, with a minimum of 15% interest payable if the loan is repaid prior to May 1, 2019. In addition, the Company issued 35,000 shares of common stock to the 2018 Lender, which shares contained piggy-back registration rights. If the shares were not registered on the next selling shareholder registration statement, the Company would have been obligated to issue an additional 15,000 shares to the 2018 Lender. Upon the sale of Rekor Recognition Systems, Inc. (“Rekor Recognition”), the company’s wholly owned subsidiary, or its assets, the 2018 Lender was entitled to receive 7% of any proceeds received by the Company or Rekor Recognition in excess of $5,000,000 (the “Lender’s Participation”). In addition, commencing January 1, 2020, the 2018 Lender was to be paid 7% of Rekor Recognition’s earnings before interest, taxes, depreciation and amortization, less any capital expenditures, which amount was to be credited for any payments that might ultimately be paid to the 2018 Lender as its Lender’s Participation, if any. At April 3, 2018, the fair value of shares issued was $126,000. On October 24, 2018, the Company and Rekor Recognition entered a note amendment with the 2018 Lender by which the maturity date of the note was extended to May 1, 2020 (the “2018 Promissory Note Amendment”). The 2018 Promissory Note Amendment further provided for payment of interest through May 1, 2019, if the principal was repaid before May 1, 2019. At October 24, 2018, an additional $62,500 fee was paid as consideration for extending the maturity date to May 1, 2020 and designated as financing costs related to the 2018 Promissory Note Amendment. Amortized financing cost for the three months ended September 30, 2019 and 2018 was determined to be $0 and $29,000, respectively, and for the nine months ended September 30, 2019 and 2018 was determined to be $31,000 and $58,000, respectively. Amortized financing cost is presented as part of interest expense in the accompanying unaudited condensed consolidated statement of operations. The 2018 Promissory Note had an effective interest rate of 19.5%. On March 12, 2019, the $2,000,000 balance due on the 2018 Promissory Note was retired in its entirety in exchange for an equivalent principal amount of the 2019 Promissory Notes (see below). In addition, Rekor paid to the 2018 Lender $1,050,000 of consideration for the re-acquisition by the Company of the Lender’s Participation and $75,000 of interest due through May 1, 2019. All amounts paid were obtained from the proceeds of the 2019 Promissory Notes. The 2018 Lender consideration of $1,050,000 for the Lender’s Participation and unamortized financing costs of $63,000 are recorded as costs in connection with the loss on the extinguishment of debt of $1,113,000 for the nine months ended September 30, 2019.

2019 Promissory Notes

On March 12, 2019, the Company entered into a note purchase agreement pursuant to which investors, including OpenALPR Technology, Inc. (see Note 4) (the “2019 Lenders”) loaned $20,000,000 to Rekor (the “2019 Promissory Notes”) and the Company issued to the 2019 Lenders warrants to purchase 2,500,000 shares of Rekor common stock (the “March 2019 Warrants”)(See Note 4). The loan is due and payable on March 11, 2021 and bears interest at 16% per annum, of which at least 10% per annum is required to be paid in cash. Any remaining interest accrues to be paid at maturity or earlier redemption. The notes also require a $1,000,000 exit fee due at maturity, or a premium if paid before the maturity date, and compliance with affirmative, negative and financial covenants, including a fixed charge coverage ratio, minimum liquidity and maximum capital expenditures. The fixed charge coverage ratio covenant related to this note has been deferred through December 31, 2019. Transaction costs included $403,000 for a work fee payable over 10 months, $290,000 in legal fees and a $200,000 closing fee. The loan is secured by a security interest in substantially all of the assets of Rekor. The March 2019 Warrants are exercisable over a period of five years, at an exercise price of $0.74 per share, and are valued at $706,000. The warrants were exercisable commencing March 12, 2019 and expire on March 12, 2024. Amortized financing cost for the three and nine months ended September 30, 2019 were $328,000 and $719,000, respectively, and are included in interest expense on the unaudited condensed consolidated statement of operations. The 2019 Promissory Notes has an effective interest rate of 24.87%.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The principal amounts due for long-term notes payable described above are shown below as of September 30, 2019 (dollars in thousands):

2019	$-
2020	-
2021	21,000
2022	1,000
2023	-
Thereafter	-
Total	$22,000

Less unamortized interest	(44)
Less unamortized financing costs	(1,880)
Notes payable	$20,076

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

The Company’s income tax provision for the nine months ended September 30, 2019 and 2018 was $35,000 and $22,000, respectively. The increase in the tax expense is primarily related to state minimum taxes and the state of Texas gross receipts tax. The Company established a valuation allowance against deferred tax assets during 2017 and has continued to maintain a full valuation allowance through the nine months ended September 30, 2019. The Company’s income tax provision for the three months ended September 30, 2019 and 2018 was $12,000 and $22,000, respectively. The tax provision for the nine months ended September 30, 2019 and 2018, was fully attributable to operations that are classified as held for sale.

The Company files income tax returns in the United States and in various states. No U.S. Federal, state or foreign income tax audits were in process as of September 30, 2019.

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

For the nine months ended September 30, 2019 the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2015 through 2018 tax years remain subject to examination by the Internal Revenue Service.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock

The Company is authorized to issue 30,000,000 shares of common stock, $0.0001 par value. As of September 30, 2019, and December 31, 2018, the issued and outstanding common shares of Rekor were 20,406,489 and 18,767,619, respectively.

In January 2018, the Company issued 33,333 shares of Rekor common stock as consideration as part of its acquisition of Secure Education.

In April 2018, the Company issued 35,000 shares of Rekor common stock as additional consideration to the 2018 Lender in connection with the 2018 Promissory Note.

On November 1, 2018, the Company issued 4,125,000 shares of common stock through an underwritten public offering at a public offering price of $0.80 per share. Net proceeds to the Company was approximately $2,800,000. In addition, the Company granted underwriters a 45-day option to purchase up to 618,750 additional shares of common stock to cover over-allotment, if any. The underwriters did not exercise this option and the options were cancelled. As part of the consideration to the underwriters, the Company issued to the underwriters warrants to purchase an aggregate of 206,250 shares of common stock, exercisable over a period of five years, at an exercise price of $1.00 per share. As of September 30, 2019, the underwriter warrants had an estimated value of approximately $200,000 and became exercisable commencing April 27, 2019 and expire on October 29, 2023.

For the nine months ended September 30, 2018, the Company issued 13,998 shares of Rekor common stock related to the exercise of common stock options. There were no stock options exercised for the nine months ended September 30, 2019.

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

For the nine months ended September 30, 2019 and 2018, the Company issued 1,638,870 and 82,331 shares of Rekor common stock, respectively. Out of these, 931,666 shares of Rekor common stock were issued in exchange for cash and cashless exercise of 1,149,806 warrants during 2019, 600,000 shares were issued in connection the acquisition of OpenALPR, 3,638 shares were issued as part of the exercise of warrants related to series A preferred stock and 103,566 shares were issued in connection with the Sales Agreement.

At-the-Market Offering

On August 14, 2019, the Company entered into the Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) to create an at-the-market equity program under which the Company from time to time may offer and sell shares of its common stock, having an aggregate offering price of up to $15,000,000, through or to B. Riley FBR. Subject to the terms and conditions of the Sales Agreement, B. Riley FBR will use its commercially reasonable efforts to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions. B. Riley FBR will be entitled to a commission equal to 3.0% of the gross proceeds from each sale. The Company incurred issuance costs of approximately $256,000 related to legal, accounting, and other fees in connection with the Sales Agreement. These costs were charged against the gross proceeds of the Sales Agreement and presented as a reduction to additional paid-in capital on the unaudited condensed consolidated balance sheets.

Sales of the Company’s common stock under the Sales Agreement are to be issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No 333-224423), previously filed with the Securities and Exchange Commission (“SEC”) on April 24, 2018 and declared effective by the SEC on April 30, 2018. In September 2019, based on settlement date, the Company sold 103,566 shares of common stock at a weighted-average selling price of $2.84 per share in accordance with the Sales Agreement. Net cash provided from the Sales Agreement was $29,000 after paying $256,000 related to the issuance costs stated above, as well as, 3.0% or $9,000 related to cash commissions provided to B. Riley FBR. As of September 30, 2019, $14,706,000 remained available for sale under the Sales Agreement.

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

Series A Cumulative Convertible Redeemable Preferred Stock

Of the 2,000,000 authorized shares of preferred stock, 505,000 shares are designated as $0.0001 par value Series A Cumulative Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”). The holders of Series A Preferred Stock are entitled to quarterly dividends of 7.0% per annum per share. The holders of Series A Preferred Stock have a right to convert each share into common stock at an initial conversion price and a specified conversion price which increases annually based on the passage of time beginning in November 2019. The holders of Series A Preferred Stock also have a put right after 60 months from the issuance date to redeem any or all of the Series A Preferred Stock at a redemption price of $15.00 per share plus any accrued but unpaid dividends. The Company has a call right after 36 months from the issuance date to redeem all of the Series A Preferred Stock at a redemption price which increases annually based on the passage of time beginning in November 2019. The Series A Preferred Stock contains an automatic conversion feature based on a qualified initial public offering in excess of $30,000,000 or a written agreement by at least two-thirds of the holders of Series A Preferred Stock at an initial conversion price and a specified price which increases annually based on the passage of time beginning in November 2016. Based on the terms of the Series A Preferred Stock, the Company concluded that the Series A Preferred Stock should be classified as temporary equity in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018.

The Company adjusts the value of the Series A Preferred Stock to redemption value at the end of each reporting period. The adjustment to the redemption value was recorded through additional-paid-in-capital of $191,000 and $167,000 for the three months ended September 30, 2019 and 2018, respectively and $554,000 and $483,000 for the nine months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, and December 31, 2018, 502,327 shares of Series A Preferred Stock were issued and outstanding, respectively.

The holders of Series A Preferred Stock are entitled to quarterly cash dividends of $0.175 (7% per annum) per share. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter. For the nine months ended September 30, 2019 and 2018, the Company paid cash dividends of $0 and $264,000, respectively, to shareholders of record of Series A Preferred Stock. Accrued dividends payable to Series A Preferred Stock shareholders were $440,000 and $176,000 as of September 30, 2019 and December 31, 2018, respectively, and are presented as part of the accounts payables and accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Series B Cumulative Convertible Preferred Stock

Of the 2,000,000 authorized shares of preferred stock, 240,861 shares are designated as $0.0001 par value Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). The Series B Preferred Stock has a conversion price of $5.00 per share. Each Series B Preferred Stock has an automatic conversion feature based on the share price of the Company. The holders of Series B Preferred Stock are entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter. Accrued dividends payable to Series B Preferred Stock shareholder were $27,000 and $54,000 as of September 30, 2019 and December 31, 2018, respectively and are included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

Warrants

The Company had warrants outstanding that are exercisable into a total of 2,251,232 and 1,214,491 shares of Rekor common stock as of September 30, 2019 and December 31, 2018, respectively.

As part of its acquisition of Brekford on August 29, 2017, the Company assumed Brekford’s obligations with respect to the Brekford Warrants. The exercise price for the Brekford Warrants was $7.50 and they expired on March 31, 2020. Effective October 16, 2018, the Company entered into exchange agreements with holders of the Brekford Warrants pursuant to which the Company issued to the holders an aggregate of 96,924 shares of common stock in exchange for the return of the warrants to the Company for cancellation. As of September 30, 2019, and December 31, 2018, no Brekford Warrants were outstanding.

As part of a Regulation A Offering in fiscal year 2016 and 2017, the Company issued warrants to the holders of Series A Preferred Stock. The exercise price for these warrants is $1.03 and they are exercisable into a total of 240,015 and 243,655 shares of Rekor common stock as of September 30, 2019 and December 31, 2018, respectively. The warrants expire on November 23, 2023. In August 2019, 7,500 of the outstanding warrants were exercised and converted into 3,638 shares of the Company's common stock.

As part of the acquisition of Firestorm on January 24, 2017, the Company issued: warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $2.5744 per share; and warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $3.6083 per share (the “Firestorm Warrants”). The expiration date of the Firestorm Warrants is January 24, 2022. As of September 30, 2019, and December 31, 2018, there were 631,254 Firestorm Warrants outstanding.

Pursuant to its acquisition of BC Management on December 31, 2017, the Company issued: warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $5.44 per share; and warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $6.53 per share (the “BC Management Warrants”). The expiration date of the BC Management Warrants was December 31, 2022. As of December 31, 2018, there were 66,666 BC Management Warrants outstanding. The BC Management Warrants were surrendered on May 17, 2019, due to the discontinuance of operations of BC Management, and as of September 30, 2019 there were no BC Management Warrants outstanding.

Pursuant to its acquisition of Secure Education on January 1, 2018, the Company issued: warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $5.44 per share; and warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $6.53 per share (the “Secure Education Warrants”). The expiration date of the Secure Education Warrants is January 1, 2023. As of September 30, 2019, and December 31, 2018, there were 66,666 Secure Education Warrants outstanding.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On November 1, 2018, in connection with an underwritten public offering of its common stock, the Company issued to the underwriters warrants to purchase 206,250 shares of its common stock, exercisable over a period of five years, at an exercise price of $1.00 per share. These warrants have a value of approximately $200,000 and are exercisable commencing April 27, 2019 and expire on October 29, 2023. During the nine months ended September 30, 2019, 186,681 warrants were exercised in cash and cashless transactions resulting in the issuance of 148,279 shares of common stock. As of September 30, 2019, and December 31, 2018, 16,437 and 206,250 warrants related to the 2018 underwritten public offering remain outstanding, respectively.

On March 12, 2019, in connection with the 2019 Promissory Notes, the Company issued warrants to purchase 2,500,000 shares of its common stock, which are immediately exercisable at an exercise price of $0.74 per share, to certain individuals and entities (see Note 7). Of the 2,500,000 warrants, 625,000 were issued as partial consideration for its acquisition of the OpenALPR Technology (see Note 4). During the nine months ended September 30, 2019, 963,125 warrants were exercised in cashless transactions resulting in the issuance of 783,387 shares of common stock. As of September 30, 2019, 1,536,875 warrants related to the 2019 Promissory Notes remain outstanding.

NOTE 10 – RESTRUCTURING

        In June 2019, the Company implemented a new organizational structure and plan to improve operating results by reducing operating costs by eliminating redundant positions, and the Company initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the Company to drive future revenue growth. For the nine months ended September 30, 2019, the Company recorded $333,000 of charges, related to one-time employee termination benefits, in connection with these activities. These charges were related to the Professional Services Segment and are included as part of general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations. As of September 30, 2019, the remaining liability related to the restructuring activities was $253,000 and is presented as part of accounts payable and accrued expenses in the accompanying unaudited condensed consolidated balance sheets. The amounts due are expected to be paid within the next 12 months.

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

Operating lease expense from continuing operations for the three months ended September 30, 2019 and 2018 was $85,000 and $180,000, and for the nine months ended September 30, 2019 and 2018 was $268,000 and $516,000, respectively, and is part of general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations.

Cash paid for amounts included in the measurement of operating lease liabilities from continuing operations was $48,000 and $56,000 for the three and nine months ended September 30, 2019, respectively.

During the third quarter of 2019 the Company performed an assessment and determined that one of its operating leases met the criteria to be classified as a lease abandonment. For the three and nine months ended September 30, 2019 the Company recognized $70,000 of expense related to the loss of lease abandonment which is included in other expenses in the unaudited condensed consolidated statement of operations.

On May 9, 2019, the Company entered into a sublease agreement to lease office space in Columbia, Maryland expiring on August 31, 2021. The Company recognized $291,000 of ROU operating lease assets and $291,000 of operating lease liabilities, including noncurrent operating lease liabilities of $232,000.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Supplemental balance sheet information related to leases as of September 30, 2019 was as follows (dollars in thousands):

Operating lease right-of-use lease assets from continuing operations	$761
Operating lease right-of-use lease assets from operations held for sale	154
Total operating lease right-of-use assets	$915

Lease liability, short-term	$296
Lease liability, long-term	673
Lease liability from operations held for sale	169
Total operating lease liabilities	$1,138

Weighted average remaining lease term - operating leases from continuing operations	3.8

Weighted average discount rate - operating leases	9%

Maturities of lease liabilities were as follows (dollars in thousands):

2019 (October to December)	$156
2020	451
2021	319
2022	158
2023	159
2024	81
Total lease payments	1,324
Less imputed interest	186
Maturities of lease liabilities	$1,138

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Firestorm

On June 25, 2019, the Company sent a letter to three former executives of the Company and Firestorm (the Firestorm Principals). The letter described the Company's position that, because the Company believes that the Firestorm Principals fraudulently induced the execution of the Membership Interest Purchase Agreement pursuant to which Firestorm was acquired by the Company, the entire Membership Interest Purchase Agreement and the transactions contemplated thereby, including the issuance of the warrants, are subject to rescission.  On August 17, 2019, the Company filed suit in the United States District Court for the Southern District of New York against three former executives of the Company and Firestorm (the Firestorm Principals). The Complaint alleges that the Firestorm Principals fraudulently induced the execution of the Membership Interest Purchase Agreement pursuant to which Firestorm was acquired by the Company, and seeks rescission of the Membership Interest Purchase Agreement and certain transactions contemplated thereby, including the issuance of notes and warrants to the Firestorm Principals. On October 9, 2019, the Company filed an Amended Complaint. On November 4, 2019, the Firestorm Principals filed an answer to the Amended Complaint and asserted counterclaims against the Company, Firestorm, and certain executives of the Company.

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

Stock Options

Stock options granted under the 2017 Plan may be either incentive stock options (“ISOs”) or non-qualified stock options (“NSOs”). ISOs may be granted to employees and NSOs may be granted to employees, directors, or consultants. Stock options are granted at exercise prices as determined by the Board of Directors. The vesting period is generally three to four years with a contractual term of ten years.

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

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of stock option activity under the Company’s 2017 Plan for the nine months ended September 30, 2019 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding balance at December 31, 2018	1,227,557	$2.13	8.39	-
Granted	862,049	1.02	9.43
Exercised	-	-	-
Forfeited	(66,930)	2.62	-
Expired	-	-	-
Canceled	(315,520)	1.96	-
Outstanding balance at September 30, 2019	1,707,156	$1.68	8.57	$1,407
Exercisable at September 30, 2019	776,963	$1.67	7.88	$575

Stock compensation expense for the three months ended September 30, 2019 and 2018 was $76,000 and $87,000, respectively, and for the nine months ended September 30, 2019 and 2018 was $314,000 and $296,000, respectively, and is presented as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. The weighted average grant date fair value of options granted, to employees and non-employees, for the nine months ended September 30, 2019 was $0.52. The intrinsic value of the stock options granted during the nine months ended September 30, 2019 was $1,030,000. No options were granted for the nine months ended September 30, 2018. The total fair value of options that are vested as of September 30, 2019 and 2018 was $684,000 and $735,000, respectively.

As of September 30, 2019, there was $634,000 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan that will be recognized over an average remaining period of 1.77 years.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15 – LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Basic and diluted loss per share
Net loss from continuing operations	$(3,456)	$(528)	$(10,978)	$(3,649)
Less: preferred stock accretion	(191)	(167)	(554)	(483)
Less: preferred stock dividends	(114)	(115)	(344)	(345)
Net loss attributable to shareholders from continuing operations	(3,761)	(810)	(11,876)	(4,477)
Net income (loss) from operations held for sale	(172)	25	(450)	30
Net loss attributable to shareholders	$(3,993)	$(785)	$(12,326)	$(4,447)
Weighted average common shares outstanding - basic and diluted	19,878,518	14,542,362	19,592,679	14,524,030
Basic and diluted loss per share from continuing operations	$(0.19)	$(0.06)	$(0.61)	$(0.31)
Basic and diluted (loss) earnings per share from operations held for sale	(0.01)	0.01	(0.02)	-
Basic and diluted loss per share	$(0.20)	$(0.05)	$(0.63)	$(0.31)
Common stock equivalents excluded due to anti-dilutive effect	5,400,047	2,675,906	5,400,047	2,690,768

As the Company had a net loss for the three and nine months ended September 30, 2019, the following 5,400,047 potentially dilutive securities were excluded from diluted loss per share: 2,251,232 for outstanding warrants, 959,937 related to the Series A Preferred Stock, 481,722 related to the Series B Preferred Stock and 1,707,156 related to outstanding options.

As the Company had a net loss for the three and nine months ended September 30, 2018, the following potentially 2,675,906 and 2,690,768 dilutive securities, respectively, were excluded from diluted loss per share: 917,950 for outstanding warrants, 974,487 related to the Series A Preferred Stock, 481,722 related to the Series B Preferred Stock and 301,747 and 316,609 related to outstanding options.

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

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 NOTE 16 – HELD FOR SALE OPERATIONS

In September 2019, the Company determined that the Global business met the criteria for held for sale accounting because it expects to complete the sale of Global during the next 12 months. Historically, Global has been presented as part of the Professional Services Segment.

This pending disposition is a result of the Company’s strategic decision to concentrate resources on the development of its Technology Segment and will result in material changes in the Company's operations and financial results. As a consequence, the Company is reporting the operating results and cash flows of Global as held for sale, including for all prior periods reflected in the unaudited condensed consolidated financial statements and these notes.

Pursuant to ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations from Global for the three and nine months ended September, 2019 and 2018 has been classified as held for sale and presented as part of income (loss) from operations held for sale in the accompanying unaudited condensed consolidated statements of operations presented herein. The assets and liabilities also have been classified as held for sale under the line captions of current assets held for sale and current liabilities held for sale in the Company's unaudited condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018.

The assets and liabilities classified as held for sale operations in the Company's unaudited condensed consolidated financial statements as of September 30, 2019 and December 31, 2018 are shown below (dollars in thousands).

	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$226	$90
Accounts receivable, net	2,981	2,289
Other current assets, net	322	257
Total current assets	3,529	2,636
Property and equipment, net	138	176
Right-of-use lease assets, net	154	-
Goodwill	1,691	1,691
Intangible assets, net	1,994	2,208
Deposits and other long-term assets	9	79
Total assets held for sale	$7,515	$6,790
LIABILITIES
Accounts payable and accrued expenses	$942	$800
Short-term borrowings	1,623	1,095
Lease liability, short term	110	-
Other liabilities, current portion	5	-
Total current liabilities held for sale	2,680	1,895
Other long-term liabilities	120	90
Lease liability, long term	59	-
Total liabilities held for sale	$2,859	$1,985

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The major components of the operations held for sale, net of tax, are presented in the unaudited condensed consolidated statements of operations below (dollars in thousands).

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2019	2018	2019	2018

Revenue	$6,205	$7,242	$20,260	$21,435
Cost of revenue	5,378	6,263	17,551	18,694
Gross profit	827	979	2,709	2,741
Operating expenses:
General and administrative expenses	755	809	2,744	2,352
Selling and marketing expenses	93	93	142	241
Operating expenses	848	902	2,886	2,593
Income (loss) from operations	(21)	77	(177)	148
Other income (expense):
Loss on extinguishment of debt	(31)	-	(31)	-
Interest expense	(108)	(30)	(209)	(96)
Other income	-	-	2	-
Total other expense	(139)	(30)	(238)	(96)
Income (loss) from operations held for sale	(160)	47	(415)	52
Income tax provision from operations held for sale	(12)	(22)	(35)	(22)
Net income (loss) from operations held for sale	$(172)	$25	$(450)	$30

NOTE 17- SUBSEQUENT EVENTS

As of November 14, 2019, the Company sold an additional 626,516 shares of common stock.

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

●
our ability to successfully identify, integrate and complete acquisitions and dispositions;

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

●
our failure to successfully develop products using our technology that are accepted by the markets we serve or tend to serve or the development of new technologies that change the nature of our business or provide our customers with products or services superior to or less expensive than ours; and

●
the inability of our strategic plans and goals to expand our geographic markets, customer base and product and service offerings.

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

General

Overview

We currently provide products and services for governmental organizations and large and small businesses throughout the world. Customers are currently using our products or services in over 70 countries, with offerings for the government contracting, aerospace, public safety, security, transportation, financial services and logistics industries. As part of the development of a new line of products for the public safety and security markets, earlier this year, we acquired industry leading vehicle recognition software and expanded the scope of these products. In keeping with the increasing emphasis and management attention on technology development this recent acquisition represents, we have reorganized our financial reporting into two business segments: The Technology Segment and the Professional Services Segment. These two segments reflect our separate focus on technology products and services versus professional services.

Technology Segment. We have been working since 2017 to develop and field-test a line of mobile products and related services for use by law enforcement and other public safety entities. These operations are conducted by Rekor Recognition Systems, Inc., our wholly owned subsidiary, (formerly named Brekford Traffic Safety, Inc. and herein referred to as “Rekor Recognition”). In connection with this effort, in March 2019, we acquired substantially all assets of OpenALPR Technology, Inc. (“OpenALPR Technology”). These assets, consisting principally of vehicle recognition technology, are now held in OpenALPR Software Solutions, LLC (“OpenALPR”) a new wholly owned subsidiary of Rekor Recognition. The technology we acquired currently has the capability to analyze images produced by almost any Internet Protocol camera and identify license plates from over 70 countries, as well as the make, model and color of the vehicle. Our new line of public safety equipment employs this technology. As a result, ownership of the rights to the technology allows us to protect what we believe are significant competitive advantages for this new line of products. In addition, due to the advantages we see in the accuracy and speed of this technology, as well as its ability to be used with many widely available camera systems, we also believe that this technology can be used more broadly in the global vehicle recognition system market and serve other large markets in the transportation, security and logistics areas. We continue to develop additional capabilities to the technology as part of our research and development efforts.

A key capability of the OpenALPR technology is its ability to provide precision vehicle identification results with dramatically less expensive and existing cameras and computer equipment, including mobile equipment. This can change the dynamics of an existing market, eliminating the need for RFID technology on toll roads, for example, or allowing “smart city” programs to incorporate vehicle recognition capabilities into their operations without replacing existing camera infrastructure. In addition, the lower cost structure has allowed for new applications of vehicle recognition capabilities, such as supporting retailers’ customer loyalty programs and providing ingress and egress control for small homeowner’s associations. We also operate "FirstSight", a program designed to help schools by giving them the tools to be prepared for, and respond to disruptive events and create secure environments.  Thus, we believe that the development of lower cost vehicle recognition capabilities will significantly expand the markets available to our Technology Segment.

The Technology Segment, which includes Rekor Recognition and OpenALPR, will be responsible for our activities in developing technology and distributing and licensing products and services with vehicle recognition features. Current customers are using these products and services for: a) toll collection and traffic analysis in the transportation market, b) school and traffic safety, parking and other law enforcement applications in the public safety market, c) perimeter management and surveillance in the private security market, d) asset recovery in the financial services industry, e) operations and customer loyalty programs in the parking management market and f) vehicle tracking, perimeter security and warehouse operations in the logistics market. In addition, on June 26, 2019, we announced that we were selected by Nokia to provide vehicle recognition solutions for deployment within the Nokia Scene Internet of Things ("IoT") analytics platform. Our solutions will be offered to Nokia’s worldwide customer-base for use within Nokia smart city offerings.

Professional Services Segment. We provide professional services and staffing solutions to the government contracting and the aerospace and aviation industries. The Professional Services Segment includes AOC Key Solutions, Inc. ("AOC Key Solutions"); Global Technical Services, Inc. ("GTS"); Global Contract Professionals, Inc. ("GCP," and together with GTS, "Global"); and Firestorm Solutions, LLC and Firestorm Franchising, LLC (together, "Firestorm"). Currently, as a leading provider of support services to the federal government contracting market, AOC Key Solutions’ primary clients are companies that serve the federal government. However, in support of our Technology Segment, we have recently been active in the state and local government contracting market. We provide professional services that offer scalable and compliant outsourced support for our government contractor clients. We help these clients capture business by winning government contracts and performing their contract requirements. Global also provides specialized staffing services primarily in the aerospace and aviation industries. In connection with our internal reorganization, we are actively engaged in evaluating, reconfiguring, selling, and discontinuing various business assets or entities in the Professional Services Segment. As part of this process, we have discontinued the operations of Firestorm Franchising, LLC and recently determined to sell Global.

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

As part of our strategic shift in fiscal year 2019, we are focusing on its Technology Segment. During the third quarter of 2019, we began to separately report the results of Global, our wholly owned subsidiaries, including substantially all of the assets and liabilities comprising Global, as held for sale operations. We are reporting the operating results and cash flows of the Global as held for sale operations, and thus they have been excluded from continuing operations and segment results for all periods presented. Prior to the third quarter of 2019, the operating results for Global were presented in the Professional Services segment. The assets and liabilities of Global are presented as current and long-term assets and liabilities of businesses held for sale in the unaudited condensed consolidated balance sheets. As of November 14, 2019, we have received several non-binding offers and indications of interest for the purchase of Global which we are in the process of evaluating. No assurance can be given as to the certainty of the entry into or the subsequent closing any of these proposed transactions regarding the purchase of Global.

Recent Developments

The most significant developments in our company and business since January 1, 2019 are described below:

●
In October 2019, we commenced a contract with the U.S. Air Force. During the nine months ended September 30, 2019, we received orders for software licenses and products from several significant new customers, including the U.S. Department of Defense and a northern California law enforcement agency. We also received significant additional orders from existing customers, including VG8 JV S.A. (“VeroGo”), which has expanded its licenses for our vehicle recognition software to a total of 1,785 cameras at locations throughout Brazil for the next five years, Tire Profiles, LLC, which uses vehicle recognition to ensure proper product selection, and SECURIX, LLC, a provider of insurance verification and compliance information. In addition, on June 26, 2019 we announced that our vehicle identification systems will be offered to Nokia’s worldwide customer-base for use within Nokia’s smart city offerings.

●
In August 2019, we launched Rekor Public Safety Network (“RPSN”). RPSN is a network which any state or local law enforcement agency participating in the RPSN will be able to access real time data from any part of the network at no additional cost. We are initially launching the network by aggregating vehicle data from customers in over 30 states. With thousands of automatic license plate reading cameras currently in service that capture approximately 150 million plate reads per month, the network is expected to be live in 2020.

●
In August 2019, we entered into an At-the-Market Issuance Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) to create an at-the-market equity program under which we from time to time may offer and sell shares of our common stock, having an aggregate offering price of up to $15,000,000, through or to B. Riley FBR.

●
In June 2019, we implemented a new organizational structure and plan to improve operating results by reducing operating costs by eliminating redundant positions, and we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position our business to drive future revenue growth.

●
In June 2019, we sent a letter to three of our former executives (the Firestorm Principals). The letter described our position that, because we believe that the Firestorm Principals fraudulently induced the execution of the Membership Interest Purchase Agreement pursuant to which we acquired Firestorm, the entire Membership Interest Purchase Agreement and the transactions contemplated thereby, including the issuance of the warrants, are subject to rescission. On August 17, 2019, we filed suit in the United States District Court for the Southern District of New York against three former executives of the Company and Firestorm (the Firestorm Principals). The Complaint alleges that the Firestorm Principals fraudulently induced the execution of the Membership Interest Purchase Agreement pursuant to which Firestorm was acquired by us, and seeks rescission of the Membership Interest Purchase Agreement and certain transactions contemplated thereby, including the issuance of notes and warrants to the Firestorm Principals. On October 9, 2019, we filed an Amended Complaint. On November 4, 2019, the Firestorm Principals filed an answer to the Amended Complaint and asserted counterclaims against us, Firestorm, and certain of our executives.

●
Following completion of the OpenALPR acquisition, we launched several new service and product lines. In May 2019, we announced the launch of Numerus™, a cloud-based electronic tolling solution collecting (“ETC”) product and an agreement to provide this service to the E-470 Public Highway Authority in Colorado. Additionally, we announced the launch of the Rekor Edge™ line, an all-in-one camera and vehicle recognition system designed for the public safety and private security markets.

●
In March 2019, we completed our acquisition the OpenALPR Technology, Inc. and assumed certain assets and liabilities for total consideration of $12,397,000 funded with $7,000,000 in cash and $5,000,000 of the promissory notes, together with an accompanying warrant to purchase 625,000 shares of our common stock exercisable over a period of five years and 600,000 shares of our common stock, valued at $397,000. This acquisition was funded through the issuance of an additional $15,000,000 in promissory notes to investors, who were also issued warrants to purchase 1,875,000 shares of our common stock. The promissory notes are due and payable on March 11, 2021, and bear interest at 16% per annum, of which at least 10% per annum is required to be paid in cash, with any remaining portion not paid in cash continuing to accrue.

●
The founders of our Firestorm subsidies, who had assumed various positions within Rekor, resigned as of the end of 2018. Since then, we have been re-evaluating Firestorm’s operations. We operate Firestorm's FirstSignTM program, which was launched in January of 2019. During the second quarter of 2019, we arranged for the personnel acquired by Firestorm in connection with two small recent acquisitions to separate and discontinued their activities, resulting in a write-off of intangible assets of $242,000. In the second quarter of 2019, management evaluated the performance of all the franchisees of Firestorm Franchising, LLC and notified them of the termination of their agreements on the basis of non-performance. In connection with these actions, management determined to write-off an additional $1,310,000 in intangible assets related to Firestorm in the second quarter of 2019.

Trends and Uncertainties

Different trends, factors and uncertainties, including market cycles, may impact our operations and financial condition, including many that are unforeseeable. However, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by trends, factors and uncertainties discussed in our 2018 Annual Report under “Part II - Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations”, in addition to the information set forth in this Quarterly Report on Form 10-Q. The trends, factors and uncertainties that we are most focused on at the current time are:

●
Graphic Processing Unit (“GPU”) Improvements – We believe that our business will benefit as a result of more powerful and affordable GPU hardware that has recently been developed. These GPUs are very efficient at image processing because their highly parallel structure makes them more efficient than general-purpose central procession units (“CPUs”) for algorithms where the processing of large blocks of data is done in parallel. GPUs also provide superior memory bandwidth, and efficiency over CPU counterparts. The most recent versions of our software have been designed to use the increased GPU speeds to accelerate the ability of software to process image recognitions. The GPU market is predicted to grow as a result of a surge in adoption by the Internet of Things (“IoT”) in industrial and automotive sectors. As GPU manufacturers increase production volume, we hope to reduce the cost to manufacture our hardware.

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

●
New Uses for Vehicle Recognition Systems – We believe that our ability to sustain and increase the revenues of our Technology Segment through significant reductions in the cost of vehicle recognition products will significantly broaden the market for these systems. We currently serve a number of users who could not afford, or adapt to, the restrictions of conventional vehicle recognition systems. These include small municipalities, retailers, homeowners’ associations, and large organizations finding new applications such as innovative customer loyalty programs. We also expect the ability of lower cost systems that provide precision results from a broader field of view, with faster processing, to dramatically increase the ability of crowded urban areas to manage traffic congestion and implement safe cities programs. We do not currently have the resources to develop all of these entirely new markets by ourselves, so we will need to rely on affiliations with other partners, who may or may not realize the significant benefits that we envision from these new uses.

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

●
More municipalities are considering ALPR systems  – We have seen an increase in the number of jurisdictions and municipalities that are testing ALPR systems or have issued requests for proposals (“RFPs”) to install a network of ALPR cameras. We will respond to RFPs that can take advantage of our ALPR software and hardware.

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

●
Sales Cycle – As many of our products are market disruptors, their acceptance and integration into the intended markets is uncertain and we do not have sufficient historical experience to accurately predict revenues as a result of their implementation.

●
U.S. Government Spending – In July 2019, the White House and bi-partisan congressional negotiators announced they had reached agreement on a two-year federal budget. The proposed plan would raise federal spending by $320 billion over existing caps previously imposed by the Budget Control Act of 2011. Absent a new agreement, the 2011 legislation would have automatically triggered deep spending cuts next year under a process known as sequestration. Instead, the recent agreement would increase spending on domestic and military programs, partially funded by $77.4 billion in spending cuts from other budget categories. Additional provisions of the announcement would allow the government to continue to borrow, most likely averting a debt ceiling fiscal crisis. On August 2, 2019, the President signed the two-year budget agreement which wards off automatic spending cuts and suspends the debt ceiling through July 2021. Agreement on the July spending plan is intended to result in more funding consistency and may reduce the possibility of another government shutdown until after the 2020 elections. Many contractors have geared up for the anticipated increases in spending. We believe this agreement will reduce government spending seasonality and this has begun to lead to a stronger fourth quarter in 2019 and a more robust first quarter in 2020.

We believe that recent developments in computing capabilities, such as GPU advances, and new techniques of analysis, sometimes referred to broadly as artificial intelligence or “AI”, have broadened the market for vehicle identification technology and created new opportunities in existing markets. With Rekor’s new line of products and services, our Technology Segment is working to actively exploit these opportunities. With our FirstSightTM program, we are also pursuing opportunities created by AI in the school safety area. With the anticipated continuation of a stable economic outlook for the government contracting, we believe that the outlook for the operations of our subsidiaries in the Professional Services Segment remains positive.

Other than as discussed above and elsewhere in this Quarterly Report on Form 10-Q, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Revenues

We generate our revenues substantially from two sources: (1) subscription revenues for software licenses, technology products and services and (2) professional services to clients. Our revenues are subject to seasonal variation, as more fully described in “Seasonality” below.

Revenue is recognized upon transfer of control of promised products and services to our customers, in an amount that reflects the consideration we expect to receive in exchange for those products and services. If the consideration promised in the contract includes a variable amount, for example maintenance fees, we include an estimate of the amount we expect to receive in the total transaction price, if it is probable that a significant reversal of cumulative revenue recognized will not occur.

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

●
Allocation of the transaction price to the performance obligations in the contract

●
Recognition of revenue when, or as, performance obligations are satisfied

The subscription revenues for software licenses, technology products and services revenues are comprised of fees that provide customers with access to the software licenses and related support and updates during the term of the arrangement. Revenue is generally recognized ratably over the contract term. During the second quarter of 2019, we changed our method of selling in the Technology Segment from perpetual software licenses to monthly service subscriptions. This change is expected to impact our revenue in the short term. However, the amount of contract revenue received over the long term is expected to be relatively consistent. Our subscription services arrangements are non-cancelable and do not contain refund-type provisions.

The professional services contracts recognize revenue based on a time and materials or fixed fees basis. These revenues are recognized as the services are rendered for time and materials contracts, on a proportional performance basis for fixed price contracts, or ratably over the contact term for fixed price contracts with subscription services.

Seasonality

Revenues attributable to our Professional Services Segment are subject to the number of business days on which the revenue is generated by our staff and consultants. There are typically fewer business workdays available in the fourth quarter of the year. The staff utilization rate can also be affected by seasonal variations in the demand for services from clients. Since earnings may be affected by these seasonal variations, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

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

Cash, Cash Equivalent and Restricted Cash and Cash Equivalents

Our cash and cash equivalents from continuing operations decreased to $1,273,000 as of September 30, 2019 from $2,069,000 as of December 31, 2018. This decreased was primarily attributable to proceeds from short-term borrowings and financing offset by cash used in operating activities during the nine months ended September 30, 2019. Our restricted cash and cash equivalents increased to $708,000 as of September 30, 2019 from $609,000 as of December 31, 2018. The increase is primarily attributable to the timing of cash collections of behalf of client jurisdictions which use our license plate recognition software in speed and red-light cameras.

Critical Accounting Estimates and Assumptions

A comprehensive discussion of our critical accounting estimates and assumptions is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2018.

New Accounting Pronouncement

See Note 2 to our unaudited condensed consolidated financial statements set forth in Item 1 of this quarterly report for information regarding new accounting pronouncements.

Results of Operations

Our historical operating results in dollars and as a percentage of total revenues are presented below. The results below and the analysis of operation is solely related to continuing operations.

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2019	2018	2019	2018
Revenue:	(Dollars in thousands)		(Dollars in thousands)
Technology	$1,536	$892	$3,962	$2,639
Professional Services	3,447	5,015	10,922	12,632
Total revenue	4,983	5,907	14,884	15,271

Cost of revenue:
Technology	390	405	1,152	1,101
Professional Services	1,842	2,561	5,868	6,433
Total cost of revenue	2,232	2,966	7,020	7,534

Gross profit:
Technology	1,146	487	2,810	1,538
Professional Services	1,605	2,454	5,054	6,199
Gross profit	2,751	2,941	7,864	7,737

Operating expenses:
General and administrative expenses	3,039	2,954	10,435	9,953
Selling and marketing expenses	1,343	297	2,012	1,095
Research and development expenses	450	5	757	127
Impairment of intangibles	-	-	1,549	-
Operating expenses	4,832	3,256	14,753	11,175

Loss from operations	(2,081)	(315)	(6,889)	(3,438)
Other income (expense):
Loss on extinguishment of debt	(45)	-	(1,158)	-
Interest expense	(1,228)	(214)	(2,832)	(412)
Other income (expense)	(102)	1	(99)	201
Total other expense	(1,375)	(213)	(4,089)	(211)
Loss before income taxes	(3,456)	(528)	(10,978)	(3,649)
Income tax provision	-	-	-	-
Net loss from continuing operations	$(3,456)	$(528)	$(10,978)	$(3,649)
Income (loss) from operations held for sale	(160)	47	(415)	52
Income tax provision from operations held for sale	(12)	(22)	(35)	(22)
Net income (loss) from operations held for sale	(172)	25	(450)	30
Net loss	$(3,628)	$(503)	$(11,428)	$(3,619)

Comparison of the Three and Nine Months Ended September 30, 2019 and the Three and Nine Months Ended September 30, 2018

Total Revenue

	For the Three Months ended September 30,		Change		For the Nine Months ended September 30,		Change
(dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Revenue:
Technology	$1,536	$892	$644	72%	$3,962	2,639	$1,323	50%
Professional Services	3,447	5,015	(1,568)	-31%	10,922	12,632	(1,710)	-14%
Total revenue from continuing operations	$4,983	$5,907	$(924)	-16%	$14,884	$15,271	$(387)	-3%

As part of our strategic shift in 2019, we are focusing on our Technology Segment and management has been evaluating plans for our Professional Services Segment businesses AOC Key Solutions, Global and Firestorm. As part of evaluating the future of Firestorm, management decided to sell or transfer the Secure Education and BC Management lines of business to their founders in the second quarter of 2019 and classify Global as held for sale. In addition, management determined to discontinue the operation of Firestorm Franchising, LLC, a division of Firestorm, due to non-performance by the franchisees. As a result of these changes, the Professional Services Segment revenue was expected to decrease compared to the corresponding periods in 2018.

The increase in revenue in the Technology Segment was primarily attributable to the acquisition of OpenALPR in March 2019. During the three months ended September 30, 2019, total revenue attributable to OpenALPR was approximately $509,000 compared to no revenue recognized in the corresponding period in 2018. Additionally, $169,000 of the increase in revenue was attributable to the completion of two software and implementation projects in Canada. During the nine months ended September 30, 2019, total revenue attributable to OpenALPR was approximately $1,332,000 compared to no revenue recognized in the corresponding period in 2018. For information concerning pro-forma revenues attributable to OpenALPR during 2018, see Note 4 to the financial statements included in this report.

The decrease in revenues in the Professional Services Segment was primarily attributable to the repositioning of Firestorm. In the three months ended September 30, 2019, revenue related to Firestorm decreased $1,055,000 from $1,104,000 for the three months ended September 30, 2018 to $49,000 for the three months ended September 30, 2019. The additional decrease of $513,000 is attributable to a decrease in our professional services revenue related to creating proposals for clients. During the nine months ended September 30, 2019, revenue related to Firestorm decreased $1,286,000 from $2,292,000 for the nine months ended September 30, 2018 to $1,006,000 for the nine months ended September 30, 2019. The additional decrease of $424,000 is attributable to a decrease in our professional services revenue related to creating proposals for clients.

Cost of Revenue, Gross Profit and Gross Margin

For the Three Months ended September 30,	Change	For the Nine Months ended September 30,	Change

(dollars in thousands)	2019	2018	$ or % Points	%	2019	2018	$ or % Points	%
Cost of revenue:
Technology	$390	$405	$(15)	-4%	$1,152	$1,101	$51	5%
Professional Services	1,842	2,561	(719)	-28%	5,868	6,433	(565)	-9%
Total cost of revenue	2,232	2,966	(734)	-25%	7,020	7,534	(514)	-7%
Gross profit:
Technology	1,146	487	659	135%	2,810	1,538	1,272	83%
Professional Services	1,605	2,454	(849)	-35%	5,054	6,199	(1,145)	-18%
Gross profit	$2,751	$2,941	$(190)	-6%	$7,864	$7,737	$127	2%
Gross margin:
Technology	75%	55%	20%	37%	71%	58%	13%	22%
Professional Services	47%	49%	-2%	-5%	46%	49%	-3%	-6%
Gross margin	55%	50%	18%	35%	53%	51%	10%	19%

  The increase in gross profit in the Technology Segment was primarily attributable to the inclusion of OpenALPR since its acquisition in March 2019. The revenues associated with OpenALPR are primarily related to software where we realize a higher margin as there are less labor costs incurred.

The decrease in the cost of revenues and gross profit in the Professional Services Segment was primarily related to the repositioning of Firestorm lines of business. During the three months ended September 30, 2019, the cost of revenue and gross profit associated with Firestorm decreased $495,000 and $559,000, respectively. During the nine months ended September 30, 2019, the cost of revenue and gross profit associated with Firestorm decreased $348,000 and $939,000, respectively.

  Operating Expenses

	For the Three Months ended September 30,		Change		For the Nine Months ended September 30,		Change
(dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Operating expenses:
General and administrative expenses	$3,039	$2,954	$85	3%	$10,435	$9,953	$482	5%
Selling and marketing expenses	1,343	297	1,046	352%	2,012	1,095	917	84%
Research and development expenses	450	5	445	8,900%	757	127	630	496%
Impairment of intangibles	-	-	-	-	1,549	-	1,549	-
Operating expenses	$4,832	$3,256	$1,576	48%	$14,753	$11,175	$3,578	32%

General and Administrative Expenses

During the three months ended September 30, 2019, amortization expenses related to intangible assets increased by $97,000 compared to the three months ended September 30, 2018 due to the OpenALPR acquisition. Additionally, professional services fees and overhead salary fees increased by $528,000 and $300,000 which were incurred in conjunction with strategic initiatives such as the consulting fees associated to our remediation plan of our internal controls.

During the nine months ended September 30, 2019, amortization expenses related to intangible assets increased by $408,000 compared to the nine months ended September 30, 2018 due to the OpenALPR acquisition. Additionally, professional services fees increased by $370,000 which were incurred in conjunction with strategic initiatives in the current period. The majority of the remaining increase to general and administrative expenses is attributable to increase in the Technology Segment due the acquisition of OpenALPR along with increased staffing.

Selling and Marketing Expenses

The increase in the selling and marketing expenses during the year related to the Technology Segment can be attributable to the acquisition of OpenALPR and the increased marketing efforts to promote our products including trade shows, digital marketing, and other sales and marketing activities mainly for developing our Technology Segment. The overall increase in selling and marketing expenses was partially offset by a decrease in selling and marketing expenses related to the Professional Services Segment due to the realignment of Firestorm in the current year.

Research and Development Expense

The overall increase in research and development expenses is primarily attributable to new product development and the strategic shift to develop additional capabilities for the OpenALPR software in 2019, as a result of focusing on the Technology Segment.

Impairment of Intangibles

In June 2019, we discontinued the operations of BC Management and terminated agreements of all franchisees of Firestorm Franchising, LLC on the basis of non-performance. As a result, we re-evaluated the intangible assets related to these subsidiaries and recognized $1,549,000 in impairment charges related to intangible assets. The loss is presented as impairment of intangibles on the unaudited condensed consolidated statement of operations.

Other Expense

	For the Three Months ended September 30,		Change		For the Nine Months ended September 30,		Change
(dollars in thousands)	2019	2018	$	%	2019	2018	$	%
Other income (expense):
Loss on extinguishment of debt	$(45)	$-	$(45)	0%	(1,158)	$-	$(1,158)	0%
Interest expense	(1,228)	(214)	(1,014)	-474%	(2,832)	(412)	(2,420)	-587%
Other income (expense)	(102)	1	(103)	-10,300%	(99)	201	(300)	-149%
Total other expense	$(1,375)	(213)	(1,162)	-546%	(4,089)	(211)	(3,878)	-1,838%

The increase in other expenses is primarily attributable to an increase in interest expense related to the $20,000,000 2019 Promissory Note. Additionally, the increase in other expenses was attributable to fees associated with the extinguishment of debt of $45,000 and $1,158,000 during the three and nine months ended September 30, 2019, respectively.

Income Tax Provision

The income tax provision for the three and nine months ended September 30, 2019, was $12,000 and $35,000, respectively, and is due primarily to the state taxes, including the state of Texas gross receipts tax, as compared to tax expense of $22,000 for the three and nine months ended September 30, 2018. The expense related to the income tax provision is fully attributable to our operations held for sale. We established a valuation allowance against deferred tax assets in the fourth quarter of 2017 and have continued to maintain a full valuation allowance through the three months ended September 30, 2019.

Non-GAAP Measures: EBITDA and Adjusted EBITDA

We calculate EBITDA as net income (loss) before interest, taxes, depreciation and amortization. We calculate Adjusted EBITDA as net income (loss) before interest, taxes, depreciation and amortization, adjusted for (i) impairment of intangible assets, (ii) loss on extinguishment of debt, (iii) stock-based compensation, (iv) losses on sales of subsidiaries, and (v) other unusual or non-recurring items. EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under accounting principles generally accepted in the U.S. (U.S. GAAP) and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or as an alternative to net earnings as indicators of our operating performance or any other measures of performance derived in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA are presented because we believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of a company’s ability to service and/or incur debt. However, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do.

The following table set forth the components of the EBITDA and Adjusted EBITDA for the periods included:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)		(Dollars in thousands)
Net loss from continuing operations	$(3,456)	$(528)	$(10,978)	$(3,649)
Interest	1,228	214	2,832	412
Depreciation and amortization	503	269	1,418	793
EBITDA	$(1,725)	$(45)	$(6,728)	$(2,444)

Impairment of intangible assets	-	-	1,549	-
Loss on extinguishment of debt	45	-	1,158	-
Share-based compensation	76	87	314	296
Restructuring charges	-	-	333	-
Loss on sale of Secure Education	-	-	3	-
Adjusted EBITDA	$(1,604)	$42	$(3,371)	$(2,148)

The following activities have impacted our Adjusted EBITDA from continuing operations balance as of September 30, 2019. In March 2019, we recorded costs in connection with the extinguishment of its $2,000,000 2018 Promissory Note of $1,113,000. In July 2019, we recorded costs in connection with the extinguishment of its line of credit with Wells Fargo of $45,000. In June we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position us to drive future revenue growth. In connection with these activities, we recorded $333,000 of charges related to these restructuring activities. Additionally, in June, we discontinued the operations of BC Management, Inc. (“BC Management”) and terminated agreements of all franchisees of Firestorm Franchising, LLC on the basis of non-performance. As a result, we re-evaluated the intangible assets related to these subsidiaries and recognized $1,549,000 in impairment charges related to intangible assets.

Lease Obligations

During 2018 and 2019, we leased office space in Chantilly, Virginia under the terms of a ten-year lease expiring October 31, 2019. The lease contained one five-year renewal option. The lease terms included an annual increase in base rent and expenses of 2.75%, which have been amortized ratably over the lease term.

During this same period, we subleased a portion of the office space in Chantilly, Virginia with an initial term of two years, with eight one-year options for the subtenant to renew the lease through October 31, 2019. This sublease provided for annual increases in base rent and expenses of 2.90%. The initial term ended October 31, 2011 and the subtenant exercised the renewal options through 2014. On April 7, 2015, the sublease was amended to sublease more space to the subtenant and change the rental calculation. The sublease provided for an offset of $0 and $46,000 to rent expense for the three months ended September 30, 2019 and 2018, respectively, and $0 and $137,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

We also lease office space in: New Orleans, Louisiana on a month-to-month basis which we vacated on July 31, 2019; Roswell, Georgia under a lease expiring in January 2022; and Fort Worth, Texas under a lease expiring in March 2021. In addition, we leased office space from Global Public Safety on a month-to-month basis expiring August 2019 and we also leased separate space under an operating lease which expired on June 30, 2019. Furthermore, we leased office space in Grand Rapids, Michigan under a lease which expired on April 30, 2019.

On May 9, 2019, we entered into a sublease agreement to lease office space in Columbia, Maryland and expiring on August 31, 2021. This sublease includes annual increases in base rent and expenses of 4.0%. We recognized $291,000 of right-of-use (“ROU”) operating lease assets and $291,000 of operating lease liabilities, including noncurrent operating lease liabilities of $232,000.

Operating lease expense from continuing operations for the three months ended September 30, 2019 and 2018 was $85,000 and $180,000, respectively, and for the nine months ended September 30, 2019 and 2018 was $268,000 and $516,000, respectively, and is part of general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations.

Effective January 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as amended, which requires lessees to recognize a right-of-use (“ROU”) lease assets, and lease liability on the balance sheet for most lease arrangements and expands disclosures about leasing arrangements for both lessees and lessors, among other items. We adopted ASU 2016-02 using the optional transition method whereby we applied the new lease requirements under ASU 2016-02 through a cumulative-effect adjustment, which after completing our implementation analysis, resulted in no adjustment to our January 1, 2019 beginning retained earnings balance. On January 1, 2019, we recognized $921,000 of ROU operating lease assets and $951,000 of operating lease liabilities, including noncurrent operating lease liabilities of $728,000 as a result of adopting this standard. The difference between ROU operating lease assets and operating lease liabilities was primarily due to previously accrued rent expense relating to periods prior to January 1, 2019. As part of our adoption, we elected the following practical expedients: we have not reassessed whether any expired or existing contracts are or contain leases; we have not reassessed lease classifications for any expired or existing leases; we have not reassessed initial direct costs for any existing leases; and we have not separated lease and non-lease components. The adoption of the standard did not have a material impact on our operating results or cash flows as of January 1, 2019. The comparative periods have not been restated for the adoption of ASU 2016-02.

Cash paid for amounts included in the measurement of operating lease liabilities from continuing operations was $48,000 and $56,000 for the three and nine months ended September 30, 2019, respectively.

Liquidity and Capital Resources

The following table sets forth the components of our cash flows for the period included:

	For the Nine Months Ended September 30,
	2019	2018	Change
	(Dollars in thousands)		$	%
Net cash used in operating activities - continuing operations	$(6,335)	$(1,658)	$(4,677)	-282%
Net cash (used in) provided by investing activities - continuing operations	(406)	468	(874)	-187%
Net cash provided by financing activities - continuing operations	5,895	653	5,242	803%
Net decrease in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	$(846)	$(537)	$(309)	-58%

Net cash used in operating activities – continuing operations for the nine months ended September 30, 2019 had a net decrease of $4,677,000 which was primarily due to an increase in net loss from continuing operations to $10,978,000 for the nine months ended September 30, 2019, as compared to $3,646,000 for the nine months ended September 30, 2018. This was partially offset by (i) an impairment of intangible assets in the amount of $1,549,000 from Firestorm, (ii) $1,158,000 loss on extinguishment of debt we incurred in the first and third quarter of 2019, (iii) an increase in amortization of intangible assets of $965,000 in the nine months ended September 30, 2019, as compared to $557,000 in the nine months ended September 30, 2018, and (iv) an increase in contract liabilities of $900,000 in the nine months ended September 30, 2019, as compared to a $20,000 decrease in the nine months ended September 30, 2018, mainly a result of $800,000 we received from a customer for a five-year software license.

The net decrease of net cash (used in) provided by investment activities – continuing operations of $874,000 was primarily due to proceeds from sale of note receivable in the amount of $1,475,000 we sold during the nine months ended September 30, 2018. This was partially offset by proceeds of $250,000 from the sale of Secure Education to a third party and a reduction in capital expenditures during the nine months ended September 30, 2019.

Net cash used in financing activities – continuing operations for the nine months ended September 30, 2019 increased $5,242,000 from the prior nine-month period ended September 30, 2018. The increase was primarily due to (i) proceeds of $3,839,000 from the 2019 Promissory Notes issued the first quarter of 2019, (ii) proceeds from the at-the-market agreement, and (iii) proceeds of $2,315,000 from the secured borrowing arrangement with LSQ Funding Group, L.C. (“LSQ”). This was partially offset by the repayment of the Wells Fargo line of credit.

During 2019 and 2018, we funded our operations primarily through cash from operating activities from our subsidiaries, revolving lines of credit, issuance of debt, sale of notes and the sale of equity. As of September 30, 2019, we had unrestricted cash and cash equivalents from continuing operations of $1,273,000 and working capital deficit of $107,000, as compared to unrestricted cash and cash equivalents of $2,069,000 and working capital deficit of $44,000 as of December 31, 2018.

Operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable, accrued expenses, current portion of long-term debt and secured borrowing arrangements, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances.

Series A Preferred Stock

The holders of Rekor Series A Preferred Stock are entitled to quarterly dividends in the amount of $0.175 (7% per annum) per share. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter.

For the nine months ended September 30, 2019 and 2018, we paid cash dividends of $0 and $264,000, respectively, to shareholders of record of Series A Preferred Stock. Accrued dividends payable to Series A Preferred Stock shareholders were $440,000 and $176,000 as of September 30, 2019 and December 31, 2018, respectively, and are presented as part of the accounts payables and accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

Series B Preferred Stock

As part of the acquisition of Global, we issued 240,861 shares of $0.0001 par value Series B Preferred Stock. All Series B Preferred Stock was issued at a price of $10.00 per share with a conversion price of $5.00 per share. Each Series B Preferred Stock has an automatic conversion feature based on the common stock share price of Rekor. The Series B Preferred Stock is entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter. As of September 30, 2019, we paid $108,000 related to accrued dividends for Series B Preferred Stock shareholders. Accrued dividends payable to Series B Preferred Stock shareholders were $27,000 and $54,000 as of September 30, 2019 and December 31, 2018, respectively.

Short-Term Borrowing

On August 9, 2019, Global Technical Services, Inc. and Global Contract Professionals, Inc, (together "Global"), our wholly owned subsidiaries, entered an agreement with an unrelated third party, LSQ, pursuant to which Global sells its accounts receivable to LSQ and LSQ advances Global 90% of the value of the receivable. Global can advance up to $10,000,000 at one time. The term of the agreement is for 12 months and automatically renews for additional 12-month periods. The agreement is presented as secured borrowings, as the accounts receivable are sold with recourse back to Global, meaning that Global bears the risk of non-payment by the account debtor. The funded amount of accounts receivables that LSQ has provided to Global was $1,629,000 as of September 30, 2019 and is presented as part of current liabilities held for sale on the unaudited condensed consolidated balance sheets. To secure its obligations to LSQ, Global has granted a first priority security interest in Global's accounts receivable and proceeds thereof. As of September 30, 2019, there were approximately $2,515,000 of receivables that are subject to collateral as part of this agreement. The receivables held as collateral are presented in assets held for sale on the unaudited condensed consolidated balance sheets.

On August 9, 2019, AOC Key Solutions, Inc. ("AOC"), our wholly owned subsidiary, also entered into an agreement with LSQ, as an unrelated third party, pursuant to which AOC sells its accounts receivable to LSQ and LSQ advances AOC 90% of the value of the receivable. AOC can advance up to $5,000,000 at one time. The term of the agreement is for 12 months and automatically renews for additional 12-month periods. The agreement is presented as secured borrowings, as the accounts receivable are sold with recourse back to AOC, meaning that AOC bears the risk of non-payment by the account debtor. The funded amount of accounts receivables that LSQ has provided fund to AOC was $1,588,000 as of September 30, 2019 and is presented as part of the short-term borrowings on the unaudited condensed consolidated balance sheets. To secure its obligations to LSQ, AOC has granted a first priority security interest in the AOC’s accounts receivable and proceeds thereof. As of September 30, 2019, there were approximately $2,451,000 of receivables that are subject to collateral as part of this agreement. The receivables held as collateral are presented in the accounts receivable, net on the unaudited condensed consolidated balance sheets.

During the three and nine months ended September 30, 2019, we recorded $33,000, in interest expense from continuing operations, related to the agreement with LSQ. Additionally, during the three and nine months ended September 30, 2019, we recorded $80,000 in interest expense from operations held for sale, related to the agreement with LSQ.

Promissory Notes

On March 12, 2019, we issued the 2019 Promissory Notes and the March 2019 Warrants. The loan is due and payable on March 11, 2021 and bears interest at 16% per annum, of which at least 10% per annum is required to be paid in cash. The full remaining portion of all interest, if any, accrues and is to be paid-in-kind. The notes also require a premium, if paid before the maturity date, a $1,000,000 exit fee due at maturity, and compliance with affirmative, negative and financial covenants. The covenants related to this note were deferred until September 2019. Transaction costs were approximately $403,000 for a work fee payable over 10 months, $290,000 in legal fees and a $200,000 closing fee. The loan is secured by a security interest in substantially all of the assets of Rekor. The March 2019 Warrants are exercisable over a period of five years, at an exercise price of $0.74 per share, and are valued at $706,000. The warrants were exercisable commencing March 12, 2019 and expire on March 12, 2024. The 2019 Promissory Notes have an effective interest rate of 24.87%. On March 12, 2019, we retired the entire $500,000 balance due on a promissory note issued under a March 16, 2016 Subordinated Note and Warrant Purchase Agreement with Avon Road Partners, L.P. (“Avon Road”), an affiliate of Robert Berman, Rekor’s President and CEO and a member of our Board of Directors. Under this agreement, we also issued to Avon Road, warrants to purchase 121,247 shares of our common stock. These warrants were exercised on December 11, 2017 for proceeds of $125,000 and none of these warrants were outstanding as of September 30, 2019 and December 31, 2018. The promissory note to Avon Road was extinguished on March 12, 2019 from proceeds of the 2019 Promissory Notes. Amortized financing cost for the three and nine months ended September 30, 2019 were $328,000 and $719,000, respectively, and are included in interest expense on the unaudited condensed consolidated statement of operations.

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

Public Offering

On November 1, 2018, we issued 4,125,000 shares of common stock through an underwritten public offering at a public offering price of $0.80 per share. Net proceeds to us were approximately $2,800,000. In addition, we granted underwriters a 45-day option to purchase up to 618,750 additional shares of common stock to cover over-allotment, if any. The underwriters did not exercise this option and the options were cancelled. As part of this transaction, we also issued to the underwriters warrants to purchase an aggregate of 206,250 shares of common stock, exercisable over a period of five years, at an exercise price of $1.00 per share. The warrants are exercisable commencing April 27, 2019 and expire on October 29, 2023. During the nine months ended September 30, 2019, 1,149,860 warrants were exercised in cash and cashless transactions and converted into 931,666 shares of common stock.

At-the-Market Offering

On August 14, 2019, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. (“B. Riley FBR”) to create an at the market equity program under which we from time to time may offer and sell shares of our common stock, having an aggregate offering price of up to $15,000,000, through or to B. Riley FBR. Subject to the terms and conditions of the Sales Agreement, B. Riley FBR will use its commercially reasonable efforts to sell the shares of our common stock from time to time, based upon our instructions. B. Riley FBR will be entitled to a commission equal to 3.0% of the gross proceeds from each sale. We incurred issuance costs of approximately $256,000 related to legal, accounting, and other fees in connection with the Sales Agreement. These costs were charged against the gross proceeds of the Sales Agreement and presented as a reduction to additional paid-in capital on the unaudited condensed consolidated balance sheets.

Sales of our common stock under the Sales Agreement are to be issued and sold pursuant to our shelf registration statement on Form S-3 (File No 333-224423), previously filed with the Securities and Exchange Commission (“SEC”) on April 24, 2018 and declared effective by the SEC on April 30, 2018. In September 2019, based on settlement date, we sold 103,566 shares of common stock at a weighted-average selling price of $2.84 per share in accordance with the Sales Agreement. Net cash provided from the Sales Agreement was $29,000 after paying $256,000 related to the issuance costs stated above, as well as, 3.0% or $9,000 related to cash commissions provided to B. Riley FBR. As of September 30, 2019, $14,706,000 remained available for sale under the Sales Agreement.

We have generated losses since our inception in August 2017 and have relied on cash on hand, external bank lines of credit, short-term borrowing arrangements, issuance of debt, the sale of a note, at-the-market agreement and the sale of common stock to provide cash for operations. We attribute losses to merger costs, financing costs, public company corporate overhead, lower than expected revenue, and lower gross profit of some of our subsidiaries. For the nine months ended September 30, 2019, we incurred a net loss from continuing operations of approximately $10,978,000 and used approximately $6,335,000 in net cash from operating activities from continuing operations. We had total cash and cash equivalents from continuing operations of approximately $1,273,000 as of September 30, 2019 and a working capital deficit of $107,000.

No additional sources of capital have been obtained or committed through the date of this Quarterly Report on Form 10-Q. There are currently no anticipated changes in the mix and relative cost of capital resources. Although certain of our subsidiaries are profitable, due to the operating costs associated with being a public company and expenses related to product development and commercialization costs at other subsidiaries, we anticipate that we may operate at a loss in the near-term, however, we anticipate this trend reversing during 2020.

As of September 30, 2019, we did not have any material commitments for capital expenditures.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this review, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2019.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019, based on the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and due to the material weaknesses described below, our management concluded that, as of September 30, 2019, our internal control over financial reporting was not effective.

Management Progress on Addressing Material Weakness

We identified material weaknesses for the years ended December 31, 2018 and 2017, which were related to our internal control over financial reporting. To address the material weaknesses, we hired a Chief Financial Officer, formed a disclosure control committee, educated our Board of Directors on SEC filings and triggering events for financial reporting, implemented a financial reporting timetable, reviewed procedures for draft documents, implemented monthly certification of financial reports, tracked monthly financial activity, and had our executives review financial results and budgets. In addition, we augmented our accounting reporting staff by hiring an accounting manager and are realigning our accounting staff in order to strengthen internal controls over financial reporting as well as hiring an accounting firm to map our risks and initiate improved internal control processes. As part of these efforts, which are ongoing, we have mapped significant controls, implemented new control processes and, have improved the design and operational effectiveness of our control processes and systems for financial reporting, however, our management concluded that as of September 30, 2019, the material weaknesses identified for the years ended December 31, 2018 and 2017 had not been remediated. As of September 30, 2019, the we have implemented a remediation plan to remediate the material weakness as of December 31, 2019. Otherwise, there was no change in our internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We may from time to time be subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.  Other than the matter described in the paragraph below, as of September 30, 2019, we were not aware of any material legal proceedings or claims.

On August 17, 2019, we filed suit in the United States District Court for the Southern District of New York against three former executives of the Company and Firestorm (the Firestorm Principals). The Complaint alleges that the Firestorm Principals fraudulently induced the execution of the Membership Interest Purchase Agreement pursuant to which Firestorm was acquired by us, and seeks rescission of the Membership Interest Purchase Agreement and certain transactions contemplated thereby, including the issuance of notes and warrants to the Firestorm Principals. On October 9, 2019, we filed an Amended Complaint. On November 4, 2019, the Firestorm Principals filed an answer to the Amended Complaint and asserted counterclaims against us, Firestorm, and certain of our executives.

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

The offer and sale of all of the shares in the Offering was registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-224423) (the “S-3 Registration Statement”), which was declared effective by the SEC on April 30, 2018, a preliminary prospectus supplement to the S-3 Registration Statement filed with the SEC on October 25, 2018 (the “Preliminary Prospectus Supplement”), a free writing prospectus filed with the SEC on October 24, 2018 (the “Free Writing Prospectus”), and a final prospectus supplement to the S-3 Registration Statement filed with the SEC on October 31, 2018 (the “Final Prospectus Supplement” and the S-3 Registration Statement as supplemented by the Preliminary Prospectus Supplement and the Final Prospectus Supplement, together with the Free Writing Prospectus, the “Registration Statement”). Under the Registration Statement, Rekor registered 4,125,000 shares of common stock and 618,750 shares of common stock issuable upon exercise of the underwriters’ option to purchase additional shares of common stock at a public offering price of $0.80 per share for a registered aggregate offering price of approximately $3,800,000. Following the sale of the shares in connection with the closing of the Offering on November 1, 2018, the Offering terminated. The Offering commenced on October 24, 2018 and did not terminate until the sale of all of the shares offered. ThinkEquity, a division of Fordham Financial Management, Inc. and The Benchmark Company, LLC acted as joint book-running managers of the Offering.

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

At-the-Market Agreement

On August 14, 2019, we entered into the Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) to create an at the market equity program under which we from time to time may offer and sell shares of our common stock, having an aggregate offering price of up to $15,000,000, through or to B. Riley FBR. Subject to the terms and conditions of the Sales Agreement, B. Riley FBR will use its commercially reasonable efforts to sell the shares of our common stock from time to time, based upon our instructions. B. Riley FBR will be entitled to a commission equal to 3.0% of the gross proceeds from each sale. We incurred issuance costs of approximately $256,000 related to legal, accounting, and other fees in connection with the Sales Agreement.  These costs were charged against the gross proceeds of the Sales Agreement and presented as a reduction to additional paid-in capital on the unaudited condensed consolidated balance sheets.

Sales of our common stock under the Sales Agreement are to be issued and sold pursuant to our shelf registration statement on Form S-3 (File No 333-224423), previously filed with the Securities and Exchange Commission (“SEC”) on April 24, 2018 and declared effective by the SEC on April 30, 2018. In September 2019, based on settlement date, we sold 103,566 shares of common stock at a weighted-average selling price of $2.84 per share in accordance with the Sales Agreement. Net cash provided from the Sales Agreement was $29,000 after paying $256,000 related to the issuance costs stated above, as well as, 3.0% or $9,000 related to cash commissions provided to B. Riley FBR. As of September 30, 2019, $14,706,000 remained available for sale under the Sales Agreement.

Use of Proceeds

We have generated losses since our inception in August 2017 and have relied on cash on hand, external bank lines of credit, short-term borrowing arrangements, issuance of debt, the sale of a note, and the sale of common stock to provide cash for operations. We attribute losses to merger costs, financing costs, public company corporate overhead, lower than expected revenue, and lower gross profit of some of our subsidiaries. Our proceeds have been primarily used for research and development and sales and marketing expenses related to new product development and our strategic shift to develop and promote capabilities to the OpenALPR software in 2019.

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

Rekor Systems, Inc.
/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	Chief Executive Officer, Director (Principal Executive Officer and Authorized Signatory)
Date:	November 14, 2019

/s/ Eyal Hen
Name:	Eyal Hen
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	November 14, 2019