Form 10-Q/A
period 2019-09-30
Rekor Systems, Inc.
filed 2019-11-15
CIK 1697851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 of Rekor Systems, Inc. (the “Company”) filed with the Securities and Exchange Commission on November 14, 2019 (the “Form 10-Q”) is to include Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes which was inadvertently omitted from the Form 10-Q due to a technical filing error.

No other changes have been made to the Form 10-Q and this is an exhibits-only filing. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

Rekor Systems, Inc.
/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	Chief Executive Officer, Director (Principal Executive Officer and Authorized Signatory)
Date:	November 15, 2019

/s/ Eyal Hen
Name:	Eyal Hen
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	November 15, 2019

4