Form 10-K
period 2019-12-31
Rekor Systems, Inc.
filed 2020-03-30
CIK 1697851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-38338
Rekor Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-5266334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7172 Columbia Gateway Drive, Suite 400 Columbia, MD	21046
(Address of Principal Executive Offices)	(Zip Code)

(410) 762-0800
 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	REKR	The Nasdaq Stock Market

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2019 was approximately $18.5 million.

As of March 30, 2020, the Registrant had 22,768,757 shares of common stock, $0.0001 par value per share outstanding.

CERTAIN TERMS

Unless the context requires otherwise, all references in this Annual Report on Form 10-K (the “Annual Report”) to “Rekor Systems, Inc.,” “Rekor,” “Company,” “we,” “our” and “us” refer to Rekor Systems, Inc. and its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

PART I

ITEM 1. BUSINESS

Overview

      We are a leader in the field of vehicle identification and management systems driven by leading edge advances in artificial intelligence ("AI"). In development for over five years using AI processes, including machine learning algorithms, our core software enables the creation of more powerful and capable vehicle recognition systems that can be deployed at a fraction of the cost of traditional vehicle recognition systems. The software enables a wider field of view, greater light sensitivity, recognitions at faster speeds and higher accuracy rates, in addition to the ability to identify the color, make and type of a vehicle and its direction of travel. These capabilities are particularly useful in solving a wide variety of real-world roadway and vehicle related challenges. In addition, the reductions in cost have opened up a number of new uses for vehicle recognition technology that were not previously cost effective. We currently provide products and services for governmental organizations, for large and small businesses and for individuals throughout the world. Customers are currently using our products or services in over 70 countries, with offerings for smart cities, public safety, security, transportation, parking and logistics.

Currently, our business activities also include providing professional services in the government contracting, aviation and aerospace industries. As part of the development of a new line of products for the public safety and security markets, we acquired industry leading vehicle recognition software in March 2019. In connection with this acquisition, we determined that our resources are best concentrated on vehicle recognition products and services and have reorganized and retooled our product development, business development and administrative resources, with increasing emphasis on the technology area. Our Board of Directors has also authorized management to explore opportunities for the sale of our professional services businesses. In keeping with the shift in resources and strategic direction that this represents, we have reorganized our financial reporting into two business segments: the Technology Segment and the Professional Services Segment. This report segmentation reflects our separate focus on and expectations for technology products and services versus professional services.

On March 29, 2019, we announced that our Board of Directors approved changing the Company’s name to Rekor Systems, Inc. This name change was a result of our increased focus on technology products and services, and aligns with the renaming of Brekford Traffic Safety, Inc. to Rekor Recognition Systems, Inc. In connection with this name change, we changed:

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

Technology Segment. The Technology Segment operations are conducted by our wholly owned subsidiary, Rekor Recognition Systems, Inc. (“Rekor Recognition”). Formerly named Brekford Traffic Safety, Inc., Rekor Recognition has been involved in the public safety business since 1996. In connection with the development of several new public safety products, we determined to acquire substantially all the assets of OpenALPR Technology, Inc. This acquisition (the “OpenALPR Technology Acquisition”), completed in March 2019, transferred vehicle recognition software and associated licenses and proprietary rights to OpenALPR Software Solutions, LLC (“OpenALPR”), a new wholly owned subsidiary of Rekor Recognition. OpenALPR’s vehicle recognition platform, already operating in more than 12,000 cameras in over 70 countries worldwide, has laid the groundwork for the expansion of our product line, enabling multiple deployment mechanisms.

Since the OpenALPR Technology Acquisition, we have expanded our vehicle recognition product and service lines into a much broader range of customer segments, starting with public safety. We shifted from a perpetual licensing model to a subscription-based model, rebranded the software suites as “Watchman” and “Car-Check” and released several packaged hardware/software solutions with preloaded versions of each of these vehicle recognition engines. By the end of 2019, we had a portfolio of more than 10 products, permitting us to offer full-scale vehicle recognition services for nearly any large or small public agency, commercial or residential setting.

Our software currently has the capability to analyze multi-spectral images and/or video streams produced by nearly any Internet Protocol security camera and concurrently extract license plate data by state from more than 70 countries, in addition to the vehicle’s make, color, type and direction of travel. When combined with speed optimized code, parallel processing capability and best-in-class accessories, such as cameras and communications modules, the software captures license plate data and vehicle characteristics at extremely high vehicle speeds with a high degree of accuracy, even in unusually difficult conditions, such as low lighting, poor weather, extreme camera viewing angles, and obstructions.

Prior to the development of our vehicle identification software, highly accurate results were not available using a typical Internet Protocol camera. We believe that the ability to use less expensive hardware will change the dynamics of the existing public safety market, enabling the creation of increasingly robust networks with cameras at more locations. In addition, we expect the cost advantages and high degree of accuracy to create competitive advantages in tolling systems and logistics operations that currently rely on complex radio frequency identification (RFID) systems. We also expect the lower costs, superior distance and field of view capabilities and the ability to capture additional vehicle information, such as direction, color, make and type of vehicle, to open opportunities in other market segments, such as parking operations, school safety and retail customer loyalty programs; and particularly smart cities and smart roadways. Smart roadway systems, sometimes referred to as smart transport or intelligent transport systems (“ITS”), inclusive of parking management and guidance, passenger information and traffic management systems, can optimize the movement of vehicles to make travel safer and more efficient. These technologies are expected to enable users to be more coordinated, better informed, and make safer and smarter use of transport networks.

Our vision is “AI with a Purpose.” We intend to evolve beyond vehicle recognition for public safety markets into the recognition and analysis of vehicle activities (inclusive of motion and behaviors), to develop systems to identify unsafe situations (e.g. wrong way driving, pedestrian on roadway, etc.) and optimize traffic flows, and to develop numerous other data driven applications centered around vehicle knowledge.

Professional Services Segment. We have provided professional services and staffing solutions to the government contracting and the aerospace and aviation industries. The Professional Services Segment includes AOC Key Solutions, Inc. (“AOC Key Solutions”); Global Technical Services, Inc. (“GTS”); Global Contract Professionals, Inc. (“GCP”, and together with GTS, “Global”); and Firestorm Solutions, LLC (Firestorm Solutions”) and Firestorm Franchising, LLC (“Firestorm Franchising” and together with Firestorm Solutions, “Firestorm”). Currently, as a leading provider of support services to the federal government contracting market, AOC Key Solutions’ primary clients are companies that serve the federal government. However, in support of our Technology Segment, we have recently been active in the state and local government contracting market. We provide professional services that offer scalable and compliant outsourced support for our government contractor clients. We help these clients to win government contracts and capture new businesses. Global provides specialized staffing services, primarily in the aerospace and aviation industries. In connection with our reorganization and focus on technology products and services, we are actively engaged in evaluating, reconfiguring, selling, and discontinuing various business assets or entities in the Professional Services Segment. As part of this process, we discontinued the operations of Firestorm Franchising and have determined to sell Global and AOC Key Solutions. In March 2020, we received a proposal from the current management of AOC Key Solutions to purchase that subsidiary.

Business Strategy

As part of our strategic shift in fiscal year 2019, we are focusing on the Technology Segment and further developing our footprint across different industries by distributing and licensing products and services with vehicle recognition features powered by our AI based technology. Current customers are using these products and services for: a) toll collection and traffic analysis in the transportation market, b) school and traffic safety and other law enforcement applications in the public safety market, c) parking management, d) perimeter management and surveillance in the private security market, e) operations and retail customer loyalty programs in the drive through retail market and f) vehicle tracking, perimeter security and warehouse operations in the logistics market.

As a result of our strategic shift, during the third quarter of 2019, we determined to sell Global, began to separately report the results of Global and considered substantially all of the assets and liabilities comprising Global as held for sale operations. Since we are reporting the operating results and cash flows of the Global as held for sale operations, they have been excluded from continuing operations and segment results for all periods presented. Prior to the third quarter of 2019, the operating results for Global were presented in the Professional Services segment. The assets and liabilities of Global are presented as current and long-term assets and liabilities of businesses held for sale in the consolidated balance sheets. Since we adopted a formal plan to sell Global in September 2019, we have received several non-bindings offers and indications of interest for the purchase of Global which we are in the process of evaluating. In March 2020, we received a proposal from current AOC Key Solutions management to purchase that subsidiary, which is being evaluated by our Board of Directors. No assurance can be given as to the certainty of the entry into, or the subsequent closing any of these proposed transactions regarding the purchase of Global and AOC Key Solutions.

Recent Developments

Our most significant developments since January 1, 2019, are described below:

●
In March of 2020, we received a proposal from the current management of AOC Key Solutions to purchase that subsidiary, which we are evaluating.

●
Since January 2020, we have been selected by Brite Computers ("Brite"), LiveView Technologies, ("LiveView"), and Alliance Technology Group ("Alliance") to provide our vehicle recognition systems to their existing customer base. Brite is leader in public safety systems integration and will use us as their sole ALPR solution to their extensive customer base comprised of law enforcement and state and local governments. LiveView is a leader in remote security solutions, which will provide our vehicle recognition systems for deployment within its full security platform. Alliance will offer our vehicle recognition solutions to its customer base both as a standalone solution and as part of an integrated video surveillance system. In addition, we announced that Digifort, a global leader in video surveillance and monitoring, headquartered in Brazil with more than 28,000 customers in 130 countries, will be a premier reseller for Watchman software in Brazil, Latin America, the Pacific Rim and the Middle East.

●
In March 2020, we increased our authorized shares of common stock from 30,000,000 to 100,000,000. The increase in authorized shares was done in order to permit us to raise capital or issue our common stock for other business purposes.

●
In February 2020, the City of Lauderhill, Florida, selected our Rekor Edge vehicle recognition cameras and Watchman software use in its public safety program. As a result, on March 5, 2020 we signed an agreement with the City of Lauderhill for $1.79 million and contract to provide services for a five-year term.

●
In February 2020, SecurePark Technologies, a leading software-as-a-service (“SaaS”) based parking solutions company, selected our iP360 Parking and Permit Management software as a simple, reliable, and affordable solution for their global clients.

●
In January 2020, we launched our new Watchman Home product which can turn nearly any existing home security camera into a license plate recognition device (without loss of the original security camera functionality) by simply installing the Watchman Home software. Furthermore, Watchman Home can be integrated into smart home systems and automatically recognizes permitted authorized vehicles and works with internet-connected devices to monitor and control systems and appliances remotely.

●
In January 2020, the Mt. Juliet Police Department in Tennessee selected Rekor to roll out the community’s Automated License Plate Recognition (“ALPR”) program which the department is terming, “Guardian Shield.” The Guardian Shield program was initiated to enhance the community’s safety by providing an additional tool to law enforcement.

●
In October 2019, we commenced a contract with the U.S. Air Force. Throughout 2019 we received orders for software licenses and products from several significant new customers, including the U.S. Department of Defense and a northern California law enforcement agency. We also received significant additional orders from existing customers, including VG8 JV S.A. (“VeroGo”), which has expanded its licenses for our vehicle recognition software to a total of 1,785 cameras at locations throughout Brazil for the next five years, Tire Profiles, LLC, which uses vehicle recognition to ensure proper product selection, and SECURIX, LLC, a provider of insurance verification and compliance information. Furthermore, in June 2019, we announced that our vehicle identification systems will be offered to Nokia’s worldwide customer-base for use within Nokia’s smart city offerings.

●
In August 2019, we announced the development of the Rekor Public Safety Network (“RPSN”) in 2020. RPSN is a network in which participating state or local law enforcement agencies will be able to share real-time data at no additional cost. We expect to initially launch the network by aggregating vehicle data from customers in over 30 states. With thousands of cameras currently in service that capture approximately 150 million plate reads per month, the network is expected to be live in 2020.

●
In  August 2019, we entered into an At-the-Market Issuance Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) to create an at-the-market equity program under which we may from time to time offer and sell shares of our common stock, having an aggregate offering price of up to $15,000,000. As of December 31, 2019, $11,727,000 remained available for sale under the Sales Agreement.

●
In June 2019, we implemented a new organizational structure and plan to improve operating results by reducing operating costs by eliminating redundant positions, and we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position our business for future growth.

●
On August 19, 2019, we filed suit in the United States District Court for the Southern District of New York against three former executives of Rekor and Firestorm (the "Firestorm Founders"). The complaint alleges that the Firestorm Founders fraudulently induced the execution of the Membership Interest Purchase Agreement pursuant to which Firestorm was acquired by us, and seeks rescission of the Membership Interest Purchase Agreement and certain transactions contemplated thereby, including the issuance of notes and warrants to the Firestorm Founders. On October 9, 2019, we filed an Amended Complaint. On November 13, 2019, the Firestorm Founders filed an answer to the Amended Complaint and asserted counterclaims against us, Firestorm, and certain executives of ours. On December 16, the Firestorm Founders filed a Motion for Judgment on the Pleadings. On January 30, 2020, we filed a Second Amended Complaint. The Firestorm Principals responded to the Second Amended Complaint on February 28, 2020. Our deadline for responding to the Firestorm Founders’ counterclaims is March 30, 2020. We intend to vigorously litigate this action and believe that the Firestorm Founders’ counterclaims are without merit.

●
Following completion of the OpenALPR Technology Acquisition, we launched several new service and product lines. In May 2019, we announced the launch of Numerus™, a cloud-based electronic tolling solution collecting (“ETC”) product and an agreement to provide this service to the E-470 Public Highway Authority in Colorado. Additionally, we announced the launch of the Rekor Edge™ line, an all-in-one camera and vehicle recognition system designed for the public safety and private security markets.

●
In March 2019, we completed the OpenALPR Technology Acquisition and assumed certain assets and liabilities for total consideration of $12,397,000, funded by $7,000,000 in cash and $5,000,000 of the promissory notes, together with an accompanying warrant to purchase 625,000 shares of our common stock exercisable over a period of five years, and 600,000 shares of our common stock, valued at $397,000. This acquisition was funded through the issuance of an additional $15,000,000 in promissory notes to investors, who were also issued warrants to purchase 1,875,000 shares of our common stock. The promissory notes are due and payable on March 11, 2021, and bear interest at 16% per annum, of which at least 10% per annum is required to be paid in cash, with any remaining portion not paid in cash continuing to accrue. In March 2020, we received an extension on the maturity date of the promissory notes to June 12, 2021.

●
The Firestorm Founders, who had assumed various positions within Rekor, resigned as of the end of 2018. Since then, we have been reevaluating Firestorm’s operations. We continue to operate Firestorm's FirstSignt™ program, which was launched in January of 2019. During the second quarter of 2019, we arranged for the personnel acquired by Firestorm in connection with two small recent acquisitions to separate and discontinued their activities, resulting in a write-off of intangible assets of $242,000. In the second quarter of 2019, management evaluated the performance of all the franchisees of Firestorm Franchising and notified them of the termination of their agreements on the basis of non-performance. In connection with these actions, management determined to write-off an additional $1,310,000 in intangible assets related to Firestorm in the second quarter of 2019. On January 13, 2020, demands for arbitrations were filed with the American Arbitration Association against Firestorm Franchising by Avindex, LLC, Brauer Franchising, LLC, Eido and Cross Solutions, LLC, Novawood, Inc., Resilience, LLC, and Sangar, LLC (collectively, the Claimants). In each demand filed, the Claimants listed “unlawful and improper termination of Franchise” as the description of the dispute.  Firestorm Franchising’s current deadline to file an answering statement in these matters was March 18, 2020 and extended to April 1, 2020. We intend to vigorously litigate this action and believe that the claims asserted are without merit. See “Legal Proceedings” in Item 3 below.

Description of Products and Services

Vehicle Recognition and Public Safety Products and Services

In March 2019, we acquired substantially all of the assets of a software development company, OpenALPR Technology, Inc., as indicated above and more fully described below. With this acquisition, we currently provide vehicle recognition and data management products and services with respect to over 12,000 cameras to customers in over 70 countries. The products and services, which operate in many installations with a high accuracy rate, include access to a web server with a self-managed database and a powerful, cross-platform application programming interface. The service provides seamless video analysis and data analytics and is continuously being developed using a “deep learning” convolutional neural network architecture to classify images. Current customers include law enforcement agencies, highway authorities, parking system operators, private security companies, and wholesale and retail operations supporting logistics and customer loyalty programs.

A key capability of our AI-based software is its ability to provide precision vehicle identification results with dramatically less expensive hardware, including use with existing cameras and computer equipment. It can support lighter and smaller, as well as less expensive equipment that is more adaptable for use in mobile applications. This can change the economics and dynamics of an existing market, eliminating the need for RFID technology on toll roads, for example, or allowing smart city programs to incorporate vehicle recognition capabilities into their operations without replacing existing camera infrastructure. In addition, our lower cost structure supports new applications of vehicle recognition capabilities, such as supporting retailers’ customer loyalty programs and facilitating user controlled parking management, in combination with ingress and egress control, for small homeowner’s associations.

We provide traffic safety systems for a number of municipalities in North America. These systems include hardware that identifies red light and school safety zone traffic violations and software that captures, provides forensic quality images and data, and supports citation management services. We also provide enterprise parking enforcement solutions that we license to parking management companies and municipalities. The further development of our products and services since the OpenALPR Technology acquisition has allowed us to begin expanding our product and service offerings throughout the world used by government agencies in other areas of the world. Since the second quarter of 2019, following the conversion of our sales methodology from permanent licenses to software-as-a-service, we have signed agreements with a number of municipalities and governmental agencies for the use of our products and services in North America and around the world and entered into licensing agreements with a number of multi-national parking, retailing and security systems providers.

Government Contracting Support

Our government contracting support services assist government contractors with critical aspects of their business. These services include market intelligence and opportunity identification; capture and strategic advisory; proposal strategy and development; teaming support; and managed human capital services. Our services also help commercially focused firms gain entry into the government contracting market.

Specialty Staffing Services

We also provide quality specialized contract personnel, temp-to-hire professionals, direct hires, and temporary or seasonal hires to the Department of Defense and a diverse group of companies in the aerospace and aviation industry nationally and have been instrumental in placing highly-skilled technical professionals in some of the world’s most prestigious engineering firms and government facilities for over 20 years. Some of the professionals that we place in the aerospace and aviation industry include: Federal Aviation Administration (“FAA”) certified airframe and power plant mechanics; avionics and embedded software engineers; Federal communications Commission (“FCC”) certified avionic technicians; licensed aircraft inspectors; flight test engineers; process/repair engineers; and simulation engineers. Specialty staffing is a service that most large aviation and aerospace companies need due to the time-sensitive aspects of their contracts, and our customers use specialty staffing to fulfill a variety of roles.

Our Markets

AI Products and Services Markets

The markets for our AI products and services are diverse: toll collection and traffic management; parking management and enforcement; safe and smart cities and roadways programs; government, military, corporate, community and personal security; wholesale and large retail logistics and customer loyalty programs, as well as public safety.

Clients

Our clients in these markets include federal, state and local government entities worldwide, major retailers, private security companies, parking management companies, fast food restaurant chains and logistics companies. We continue to explore new applications to further expand this growing client base.

Sales and Marketing

We offer our products and services in various markets through a combination of delivery mechanisms. For existing traffic safety clients, we provide full turnkey photo enforcement and citation management services, supported by the deployment of our hardware and software solutions. The programs are contracted directly with local government agencies, typically on a fixed monthly fee basis. For vehicle recognition services, we offer both direct contracting with customers as well as a reseller program through a growing network of reseller partners. Customer agreements are typically attained through specific proposals we submit in response to government requests for proposal (“RFP”), or through our standard Master Subscription Agreement available to agencies or commercial customers through direct purchase. Both software and hardware are sold on a full turnkey subscription basis to our direct customers. Our resellers purchase equipment or software subscriptions from Rekor and resell them to their end customers.

We maintain an in-house staff of sales and business development professionals who are responsible for identifying opportunities, finding and responding to RFPs, and growing and supporting our reseller network.

We launched the Rekor Partner Program (“Partner Program”) in January 2020 to establish a network of qualified and trusted business partners who will help to deliver our products and services worldwide. The Partner Program is open to technology solution providers, resellers, and integrators who want to deliver world class vehicle recognition solutions to customers in multiple business segments. These segments include public safety, security and surveillance, electronic toll collection, parking operations, banking and insurance, supply chain logistics, traffic management, and retail customer experience. Each partner is carefully vetted and selected by Rekor based on several qualifying factors including industry expertise, customer outreach, financial stability, past history, and geographic footprint.

We offer three levels of membership, with varying degrees of commitment and benefits. “Authorized Resellers” and “Premier Partners” are both resellers who receive a discount to our MSRP pricing for software and hardware solutions. They sign and manage their own customer agreements and are responsible for technology implementation and first level maintenance and support. Rekor provides an array of services to program partners including second level technical support, free training, not-for-resale demo systems at a discount to MSRP, and assistance with proposal development. The Rekor Ambassador membership level is for those companies and individuals who desire to promote and sell Rekor products and services, but do not have the capability to provide direct customer support. Once approved, Rekor Ambassadors receive the authorization and support mechanisms to sell Rekor products and solutions to customers, who sign agreements directly with Rekor. Customer agreements, technology implementation, and first and second level maintenance and support are Rekor’s responsibility.

Competition

Our current emphasis is on products and services that include vehicle recognition features. There are currently many competitors who provide products and services of this type. Typically, these competitors provide camera systems that employ optical character recognition (“OCR”) software to analyze electronically captured images and produce license plate information. These competitors include divisions or subsidiaries of large multi-national companies, such as Siemens, Motorola, Leonardo, Bosch and Genetec. Other competitors who rely primarily on OCR include Alert Systems, Arvoo, CA Traffic, Clearview, HTS, Kapsh, MAV, Nexcom, ParkingEye, Petards, PIPS Technology, TagMaster and Tattle. Except in a very limited environment, traditional OCR based software systems rely on specially designed cameras.

A competitive advantage of our core software is that it can produce highly accurate data using most of the IP cameras on the market today. Since our core software can successfully analyze images produced by the typically lower-cost cameras used in existing security and surveillance systems, it can be used to add vehicle identification functionality to those systems without the need to use specialized equipment. As a result, we believe that we are well positioned to serve this market and can currently provide operators of existing security systems significant advantages in accuracy, usability and price that provide us with a competitive edge. In some cases, however, we have licensed our products and services to some of the vehicle recognition competitors listed above for use in camera systems specially designed for specific applications. We intend to continue to license on a non-exclusive basis to competitors in the vehicle recognition industry.

Although we believe there is no competitor that provides a similarly accurate and cost effective suite of products and services, we view our competition in the public safety and security areas two distinct categories – traditional OCR-based ALPR companies and newer software-only companies, some merely deploying OCR based technology on newer Internet Protocol cameras and others working to develop software using various AI processes. These software only companies include ARH, HIK Vision, Inex Tech, NDIRS, Neural Labs, Plate Smart and Sighthound. Our vehicle recognition software has been designed using an AI process commonly referred to as “machine learning” or more specifically “deep learning.” This process involves intensive analysis of large amounts of data using specialized neural network algorithms. For more than five years, our core software has been continuously updated through machine learning using millions of images from around the world. Direct comparisons or head-to-head competitive studies by several law enforcement customers and independent engineers have indicated that our software and systems have higher capture rates and a higher degree of accuracy for license plate identification than other competitors. Another unique advantage of our software is that, it in addition to country, state and license plate number, it can identify in real time the vehicle make, color, body type, and direction of travel.

We are in the early stages of our business development efforts and have concentrated primarily on the public safety, security and surveillance and parking management areas. Our products and services are also being used in the logistics, banking and insurance and customer experience areas industries. However, in most cases we serve primarily as a service provider to other companies active in these areas. Therefore, our competitors in these areas are expected to be the other vehicle recognition software providers listed above.

To a very limited extent, our services are also currently being used in the electronic tolling industry. There are a number of large, well established multi-national electronic tolling services companies, including Vera Mobility and Conduent. These competitors rely primarily on RFID technology and have large, long term contracts that involve extensive infrastructure installations. In recent years, automated license plate reading systems have increasingly replaced manual toll taking for vehicles that are not equipped with RFID technologies compatible with the toll operator’s system. We believe that the level of accuracy that can be achieved with our core software provides us with a competitive edge in connection with this movement to replace manual systems. We also believe that direct vehicle recognition should ultimately be recognized as a more efficient and cost effective means of toll collection than the use of RFID systems. We are not yet in a position to undertake a full-scale entry into this market, however, and are evaluating our options as to how best to proceed.

Another rapidly developing area that we expect to participate in is the implementation of “smart city” transportation management systems. In May of 2019, Rekor was selected by Nokia to provide vehicle recognition solutions for deployment within its Scene IoT analytics platform. This platform has been designed to analyze video from interconnected camera networks and detect anomalies that can be used by public agencies. We will be looking for opportunities to participate in the development of smart city systems in association with Nokia in other key participants in this burgeoning area.

Competitive Strengths

In the public safety and vehicle recognition market, we believe we have, and can further develop, the following competitive strengths:

●
Higher Accuracy Rates for Vehicle Recognitions. Most vehicle recognition systems currently in place are accurate only within specified parameters of vehicle speed, viewing angles and lighting conditions. We believe our AI software achieves superior accuracy rates under broader parameters of vehicle speed, viewing angles and lighting conditions.

●
Ability to Detect Vehicle Make, Body Type and Color. We believe the ability to determine the make, body type and color of a vehicle, in addition to the number and resident jurisdiction of a license plate, significantly enhances the value of our products and services as compared to systems that provide more limited recognition data and/or lower accuracy rates.

●
Functionality with any Internet Protocol Cameras. The optical character recognition-based systems marketed by our competitors in the public safety and vehicle recognition market often require customized cameras, while our AI software supports images captured by almost any digital camera that provides images that can be sent over the internet. This allows us to create products and solutions using relatively inexpensive, consumer-grade, mass market components that are readily available, significantly smaller and lighter, and less expensive than products currently being used.

●
Increased Mobility. Because of the range and size of the cameras that can be used with our AI software, Rekor Recognition’s solutions have significant advantages for use in mobile applications, such as law enforcement vehicles.

Growth Strategies

Our vehicle recognition product portfolio sits at the intersection of the video surveillance, video management software and ALPR markets. We believe there are significant opportunities within these markets which could lead to the expansion our business. Growth in vehicle recognition is being driven by multiple government and law enforcement applications as well as a broad range of new applications such as customer service, tolling and school security.

In addition, we believe that growth will be impacted by an increased demand for improvements in security, public safety and business intelligence that will in turn lead to increased spending in infrastructure, government spending on intelligent transportation systems, deployment of security and surveillance and traffic enforcement applications.

Rapid urbanization, increased globalization, the increased awareness about the human impact on the planet are all driving factors for intelligent transportation and the smart highway market. Additionally, the growing trend toward the adoption of smart cities is also expected to expand the prospects for the smart highway market.

We use AI to extract the identity, characteristics and movements of vehicles and other objects on the roadway for the purpose of enhancing safety, increasing operational efficiencies and improving the experience of people - this is “AI with a purpose”. We believe we can play an important role in enabling Smart Roadways/Highways and Cities.

These market trends create significant opportunities for us to expand our market presence while developing relationships with both new customers and expending relationship with existing customers.

Our current emphasis on growth is to concentrate available resources on expanding sales of products and services that exploit the competitive advantages of our technology. In particular, we are working to further develop our existing cloud-based subscription services for smaller clients and to license our technology to original equipment manufacturers and large government and commercial customers for use with new and existing security, logistics, traffic management, vehicle location and customer loyalty systems.

As we work to develop our sales and marketing capabilities, we expect our efforts with respect to products and services in our Technology Segment to be concentrated principally on subscription-based solutions.

Government Contracting Support Market

According to the U.S. Treasury, the total dollar value of federal government contracts awarded over the last decade has ranged from a high of approximately $575 billion in fiscal year 2019 to a low of approximately $440 billion in fiscal year 2015. It is estimated that the federal government signs over 11 million contracts per year. This magnitude of spending creates a stable market for government contracting support services.

According to the U.S. federal government’s System for Award Management (“SAM”) database, as of February 2020, there were over 483,000 registered and active government contractors, of which slightly over 50,000 are in Washington, DC, Maryland and Virginia. Many of these contractors are in an area commonly known as the “Beltway” and are in close proximity to the headquarters of our wholly owned subsidiary, AOC Key Solutions. The U.S. federal government’s contract spending in Washington, DC, Maryland and Virginia was more than $119 billion in fiscal year 2019, according to USASpending.gov. This represents over 20% of the $575 billion of total contract spending in fiscal year 2019. In addition, the vast majority of out of state contractors maintain some type of office (headquarters, government relations staff, marketing personnel, communications experts, and satellite offices) in the Washington, DC metropolitan area. The sheer size of the government contracting, locally and nationally, presents growth opportunities for us.

Because of the geographic footprint of these clients, there is also a large, but fragmented, family of service providers for these government contractors. Although the businesses that provide resources to the government contracting sector are diverse and highly fragmented, their clients have many common needs resulting from the basic qualifications and standard requirements inherent in the government procurement process.

The Government Contracting Support industry provides a smorgasbord of services to companies large, medium, and small. Typically, these services include contract opportunity identification and tracking, marketing and business development support, contract capture support, contract win strategy formulation, contract capture support, multi-company team creation, technical solution architecture, provision of staffing, bid and proposal support, and oral proposal development.

Clients

To be a government contractor, a company must be able to meet rigid standards. As a result, our clients are typically well-established, financially stable businesses with both a reputation for excellence and high standards and a demonstrated ability to survive and prosper through innovation and adaptation. Government contractors range from small privately-owned lifestyle companies to members of the Fortune 100. Since 1983, we have served thousands of these entities.

Overall, our government contracting clients provide government agencies with the following types of services (list is presented alphabetically and is only a sampling of the full range of products and services provided by the private sector): aerospace operations; architect, engineering, and construction; emergency response; environmental management; facilities management; human capital support; independent verification and validation; industrial products and services; information technology; logistics; military construction; program management; quality assurance; research and development; security services; staff augmentation; telecommunications; training; transportation services; warfighter support; and weapons program development and support. In turn, we support our clients providing or seeking to provide these services to the government.

Marketing and Sales

We obtain client engagements using a variety of tools, techniques, and processes. Engagements are obtained primarily through business development efforts, cross-selling of our services to existing clients, and maintaining client relationships. We also benefit from referrals from existing and former clients. Our business development efforts emphasize lead generation, industry group networking and corporate visibility via a robust web site and social media presence. Most of our business development efforts are led by members of our professional teams, who in most cases are also responsible for managing projects.

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

The extent of our competition also varies according to sectors and geographic areas. We compete on quality of service, relevant experience, staffing capabilities, reputation, geographic presence, stability, and price. Price differentiation remains an important element in competitive tendering and is a significant factor in bidding for contracts.

The importance of the foregoing factors varies widely based upon the nature, location, and scale of our clients’ needs. We believe that certain economies of scale can be realized by service providers that establish a national presence and reputation for providing high-quality and cost-effective services. Our ability to compete successfully depends upon the effectiveness of our marketing efforts, the strength of our client relationships, our ability to accurately estimate costs and bid for work, the quality of the work we perform, and our ability to hire and train qualified personnel.

Competitive Strengths

We have a solid reputation for quality service in the government contracting market. In part, this reputation is based upon our industry-recognized depth of experience, ability to attract and retain quality professionals, and expertise across multiple service sectors. We employ seasoned professionals with a broad array of specialties, a strong customer service orientation and in many cases, the required professional certifications and advanced degrees. As of March 30, 2020, 100% of our management and staff involved with proposal services were certified by the Association of Proposal Management Professionals (“APMP”) the leading industry group in our areas of expertise. The services that we provide are highly specialized professional services that have high barriers to entry.

We also maintain state of the art proposal infrastructure. This infrastructure includes specially equipped proposal war rooms for use by our clients when desired. We maintain an in-house production and graphics development capability. Our competitive strengths are also bolstered by a secure IT network containing a data base that, in many cases, dates back to the early 1980s.

In addition to a robust foundation of in-house professionals, we also have access to approximately 350 technical and management consultants who can provide subject matter expertise for unique projects and who can supplement our workforce based on client demand. Our combination of niche market experience and professionals with requisite expertise has enabled us to develop strong relationships with our core clients. By serving clients on a long-term basis, we can gain a deep understanding of their overall business needs as well as the unique technical requirements of their projects. This increased understanding gives us the opportunity to provide superior value to our clients by allowing us to more fully assess and better manage the risks inherent in their projects.

Growth Strategies

The universe of providers that service our clients is fragmented and diverse. Drawing on the insights and experience of our leadership team, we expect to both increase our contact with, and improve our understanding of, the needs of the enterprises we serve. We will then work to further enhance our ability to perform in these areas by providing material support as well as exchanges of talent and ideas. By increasing contact with our clients, we will also be working to enhance our clients’ awareness of these capabilities across our subsidiaries.

Our History

We are a Delaware corporation that was formed in February 2017 to effectuate the mergers of, and become a holding company for KeyStone Solutions, Inc. (“KeyStone”). Our services are currently provided through seven wholly owned subsidiaries: AOC Key Solutions; Rekor Recognition; Firestorm; GTS and GCP (collectively referred to as “Global”); and as of March 12, 2019, OpenALPR. In 2018, the operations of Novume Media, Inc. (“Novume Media”) were discontinued. On February 28, 2019, we changed the name of Brekford Traffic Safety, Inc. to Rekor Recognition Systems, Inc. For narrative purposes, all references to Brekford are to Brekford Traffic Safety, Inc. before February 28, 2019 and under the name Rekor Recognition Systems, Inc. on and after February 28, 2019. On August 20, 2019, we founded Rekor Public Safety Network, LLC. On January 6, 2020, GCP was merged into GTS with GTS being the surviving entity.

AOC Key Solutions was originally organized in 1983. Rekor Recognition was organized in 1996. The Firestorm Entities were organized in 2005. The Global Entities were formed in 1989. OpenALPR was organized in 2019.

Acquisitions

On March 12, 2019, we completed the OpenALPR Technology Acquisition.

On June 1, 2019, we sold all the interest we had acquired in Secured Education, LLC, which we acquired on January 1, 2018, and discontinued operations of BC Management. In connection with these actions we recognized a write-off of intangible assets of $242,000. In addition, in June 2019, we discontinued the operations of Firestorm Franchising, resulting in a write-off of an additional $1,310,000 in intangible assets related to Firestorm in the second quarter of 2019.

Additional information concerning the OpenALPR Technology Acquisition and the restructuring of Firestorm is provided in this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

 Reportable Segments

In 2019, we conducted core operations through our primary operating subsidiaries: OpenALPR, Rekor Recognition, AOC Key Solutions, Global and Firestorm.

With the OpenALPR Technology Acquisition in 2019, we changed our operating and reportable segments from one segment to two segments. The two segments reflect our separate management focus both on technology products and services and on professional services. For comparative purposes we have presented the Technology Segment and the Professional Services Segment for the year ended December 31, 2019 and 2018.

Employees

As of March 30, 2020, Rekor had 472 employees, of which 117 were full time and 355 were project-based staff provided to our clients. We consider our employee relations to be good. To date, we have been able to locate and engage highly qualified employees as needed and do not expect our growth efforts to be constrained by a lack of qualified personnel. We will continue to engage additional highly qualified personnel for our public safety and vehicle recognition markets.

Seasonality

Our Technology Segment generates revenues from long-term licensing and subscriptions to our and products and services. Therefore, we do not presently anticipate significant seasonality impact on our Technology Segment revenues. Should our penetration of tolling and other markets involving per recognition fees expand, we would expect to become more subject to seasonal traffic patterns.

In our Professional Services Segment, we generate revenues from fees and reimbursable expenses for professional services primarily billed on an hourly rate, time-and-materials (“T&M”) basis. In the professional services and specialty staffing areas, our clients are typically invoiced monthly, with revenue recognized as the services are provided. Currently, T&M contracts represent substantially all of our client engagements in these areas and do not provide us with a high degree of predictability of future period performance. A small portion of our professional services contracts are fixed-fee engagements which can be invoiced once for the entire job, or there could be several “progress” invoices for accomplishing various phases, reaching contractual milestones or on a periodic basis.

Previously, Rekor’s financial results have been impacted principally by the demand by clients for support in the professional services and specialty staffing areas, the degree to which full-time staff can be kept occupied in revenue-generating activities, success of the sales team in generating client engagements, and number of business days in each quarter. The number of business days on which revenue is generated by our staff and consultants is affected by the number of vacation days taken, as well as the number of holidays in each quarter. There are typically fewer business work days available in the fourth quarter of the year, which can impact revenues during that period. The staff utilization rate can also be affected by seasonal variations in the demand for services from clients. Since earnings may be affected by these seasonal variations, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. The sale of the subsidiaries in the Professional Services Segment will result in the Technology Segment having a greater impact on our results of operations. In the near term, this is expected to make our results heavily dependent on opportunities for growth in technology sales. However, due to the long term nature of our subscription sales model, we expect the long term effect of these sales to be stabilizing on our revenue stream.

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

ITEM 1A. RISK FACTORS

Risks Relating to Our Corporate Structure and Business

We are currently not profitable, and we may be unable to become profitable on a quarterly or annual basis.

For the year ended December 31, 2019, we had a loss from continuing operations before taxes of $14,365,000. We cannot assure that we will be profitable in the future. Our ability to become profitable in future periods could be impacted by government activity and regulation, economic instability and other items that are not in our control. We cannot assure that our financial performance will sustain a sufficient level to completely support operations. A significant portion of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. In addition, we have experienced and expect to continue to experience significant expenses related to acquisitions and the development of new products and services. Our strategic transition to a technology based company focused on vehicle recognition systems will require us to generate sufficient revenues from the vehicle recognition market to support our business plan while continuing to operate as a public company. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund operations and achieve our business plan and could cause the market price of our common stock to decline.

We have not been a leading provider of vehicle recognition devices in the past and do not have the level of established contacts and existing business relationships that some of our competitors have.

Although it is growing, our presence in the public safety and vehicle recognition market has been limited and with the acquisition of assets from OpenALPR has only recently extended beyond the United States and Canada. As a result of this, although we believe our products and services have significant competitive advantages, we may encounter difficulties in establishing widespread market acceptance of our products in various markets and regions. Early successes in penetrating these markets and regions may not be able to be sustained once our ability to compete with our more established competitors comes to their attention. They may seek to develop more competitive products before their existing contracts expire, reduce prices, use to advantage their past association as a trusted provider and their superior financial and marketing resources and use other stratagems to this competitive advantage, which could significantly impact our ability to grow as rapidly as we expect.

We will need to raise additional capital in the future, which may not be available on acceptable terms, or at all.

We have experienced fluctuations in earnings and cash flows from operations from year to year. To support business growth, or if our business declines, we may need to raise additional capital to support operations, pursue acquisitions or expand our operations. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

If our capital requirements are materially different from those currently planned, we may need additional capital sooner than anticipated. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced, and such securities may have rights, preferences and privileges senior to our common stock. Additional equity or debt financing may not be available on favorable terms, on a timely basis, or at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to continue our operations as planned, develop or enhance our products, expand our sales and marketing programs, take advantage of future opportunities or respond to competitive pressures, or we may be forced to sell assets at prices below their stated value.

If we experience declining or flat revenues and fail to manage such declines effectively, we may be unable to execute our business plans and may experience future weaknesses in operating results.

To achieve future growth, we will need to continue to add additional qualified personnel and invest in additional research and development and sales and marketing activities, which could lead to increases in our expenses and future declines in operating results. In addition, our future expansion is expected to place a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage these activities or any revenue declines successfully, our business, financial condition and results of operations could be adversely affected.

If we are unable to attract new customers to our services on a cost-effective basis, our revenue and results of operations will be adversely affected.

We must continue to attract a large number of customers on a cost-effective basis. We rely on a variety of marketing methods to attract new customers to our services. Our ability to attract new customers also depends on the competitiveness of the pricing of our products and services. If our current marketing initiatives are not successful or become unavailable, if the cost of such initiatives were to significantly increase, or if our competitors offer similar services at lower prices, we may not be able to attract new customers on a cost-effective basis and, as a result, our revenue and results of operations would be adversely affected.

If we are unable to retain our existing customers, our revenue and results of operations would be adversely affected.

With the addition of OpenALPR, some of the products and services offered by us are sold pursuant to agreements that are on a short-term subscription basis. Customers have no obligation to renew their subscriptions after their subscription period expires, and these subscriptions may not be renewed on the same or more profitable terms. As a result, our ability to sustain our revenue base depends in part on subscription renewals. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our products and services, the prices of our services, the prices of the products and services offered by our competitors or reductions in our customers’ spending levels. If our customers do not renew their subscriptions for our products and services, renew on less favorable terms, or do not purchase additional functionality or subscriptions, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed.

Our sales cycles for enterprise and government clients can be long, unpredictable and require considerable time and expense, which may cause our operating results to fluctuate.

The timing of our revenue from sales to enterprise and government clients is difficult to predict. These efforts require us to educate our clients about the use and benefit of our services, including the technical capabilities and potential cost savings to an organization. Enterprise clients typically undertake a significant evaluation process that has in the past, resulted in lengthy sales cycles, typically several months. We spend substantial time, effort and money on our enterprise sales efforts without any assurance that these efforts will produce any sales. In addition, subscriptions are frequently subject to budget constraints and unplanned administrative, processing and other delays. If sales expected from a specific client for a particular reporting period are not realized in that period or at all, our results could fall short of expectations and our business, operating results and financial condition could be adversely affected.

If our efforts to build a strong brand identity are not successful, we may not be able to attract or retain subscribers and our operating results may be adversely affected.

We believe that building and maintaining a strong brand identity plays an important role in attracting and retaining customers for our products and users for our services, who may have other options from which to obtain services. We are currently involved in a major initiative to establish a new brand for our technology products and services in the public safety and vehicle recognition markets, which will require time and expense. In order to build a strong brand, we believe that we must offer innovative service offerings that our customers and subscribers’ value, and also market and promote those service offerings through effective marketing campaigns, promotions and communications with our customer base. From time to time, clients and subscribers may express dissatisfaction with our products and services or react negatively to our strategic business decisions, such as changes that we make in pricing, features or service offerings, including the discontinuance of a free service. To the extent that client dissatisfaction with our services or strategic business decisions is widespread or not adequately addressed, our brand identity may suffer and, as a result, our ability to attract and retain clients and subscribers may be adversely affected, which could adversely affect our operating results.

We may not be able to capitalize on potential emerging market opportunities and new services that we introduce may not generate the revenue and earnings we anticipated, which may adversely affect our business.

Our business strategy involves identifying emerging market opportunities which we can capitalize on by successfully developing and introducing new products and services or enhancing existing products and services designed to address those market opportunities. We have made, and expect to continue to make, investments in research and development in an effort to capitalize on potential emerging market opportunities that we have identified in the public safety and vehicle recognition markets. Emerging markets and opportunities often take time to fully develop, and they attract a significant number of competitors. If the emerging markets we have targeted ultimately fail to materialize as we or others have anticipated or if potential clients choose to adopt solutions offered by our competitors rather than our own solutions, we may not be able to generate the revenue and earnings we anticipated, and our business and results of operations would be adversely affected.

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

The cloud-based services markets in which some of our products and services compete are characterized by rapid technological change, the frequent introduction of new products and services and evolving industry standards. Our ability to remain competitive will depend in large part on our ability to continue to enhance our existing products and services and develop new service offerings that keep pace with these markets’ rapid technological developments. Additionally, to achieve market acceptance, we must effectively anticipate and offer products and services that meet changing client demands in a timely manner. Clients may require features and capabilities that our current products and services do not have. If we fail to develop products and services that satisfy customer requirements in a timely and cost-effective manner, our ability to renew subscriptions with existing clients and our ability to create or increase demand for our products and services will be harmed, and our revenue and results of operations would be adversely affected.

The success of our business will depend, in part, on the continued services of certain key personnel and our ability to attract and retain qualified personnel.

The success of our business will depend, in part, on the continued services of certain members of our management. In particular, the loss of the services of Robert A. Berman, as President and Chief Executive Officer and a director, Matthew Hill, our Chief Science Officer and Chris Kadoch, our Chief Technology Officer, could have a material adverse effect on our business, results of operations, and financial condition. Our inability to attract and retain qualified personnel could significantly disrupt our business.

Although we take prudent steps to retain key personnel, we face competition for qualified individuals from numerous professional services and technology companies. For example, our competitors may be able to attract and retain more qualified professional and technical personnel by offering more competitive compensation packages. If we are unable to attract new personnel and retain our current personnel, we may not be able to develop and maintain our services at the same levels as our competitors and we may, therefore, lose potential customers and sales penetration in certain markets. It may also be difficult to attract and retain qualified individuals in the timeframe demanded by our clients. Furthermore, some of our contracts may require us to employ only individuals who have particular government security clearance levels. Our failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively. Our failure to attract and retain suitably qualified individuals could have an adverse effect on our ability to implement our business plan and, as a result, our ability to compete would decrease, our operating results would suffer and our revenues would decrease.

We may fail to realize the anticipated benefits of acquisitions which we consummate, and we may be subject to business uncertainties.

We acquired substantially all of the assets of OpenALPR in March 2019. We are continuing to integrate the operations of OpenALPR that previously operated independently. There can be no assurance that we will not encounter significant difficulties in further integrating operations of OpenALPR or that it will achieve the results of operations that we expected.

Uncertainties about the effect of our acquisition on employees and customers may have an adverse effect on our Company. These uncertainties may impair our ability to attract, retain and motivate key personnel for a period of time after the acquisitions, and could cause customers, suppliers and others that deal with us to seek to change existing business relationships with us, which may have an adverse effect on our Company. Employee retention may be particularly challenging, as employees may experience uncertainty about their future roles with the Company.

The achievement of the benefits expected from integration of acquired companies may require us to incur significant costs. The incurrence of any such costs, as well as any unexpected costs or delays, in connection with such integration, could have a material adverse effect on our business, operating results or financial condition.

Our strategic transition to primarily a technology based business focused on vehicle recognition systems entails a number of risks, including but not limited to our ability to generate sufficient revenue and cash flow to successfully execute our business plan.

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

The holders of our outstanding shares of Series A Preferred Stock (consisting of 502,327 shares as of December 31, 2019), will have the right to require the Company to redeem their shares, at any time from and after November 8, 2021, at a price of $15.00 per share plus any accrued but unpaid dividends (such accrued but unpaid Series A Preferred Stock dividends are equal to an aggregate of $551,000 as of December 31, 2019). In the event that the market price of our common stock does not exceed the conversion price of the Series A Preferred Stock at the time of redemption, the holder of outstanding shares of Series A Preferred Stock are likely to require us to redeem the shares, which would likely have a material adverse effect on our liquidity, capital resources and business prospects.

Our significant debt obligations could impair our liquidity and financial condition. If we default on our secured debt, the lender may foreclose on our assets.

As of December 31, 2019, we (through our wholly owned subsidiary, Global) had $1,842,000 outstanding under our secured borrowing agreement with LSQ Funding Group, L.C. (“LSQ”), secured by our subsidiaries accounts receivables. LSQ agreed to advance Global, 90% of all eligible account receivables with a maximum facility amount of $10,000,000. If we default on this debt, the lender may foreclose on its collateral, which would have a material adverse effect on our business and operations.

As of December 31, 2019, we (through our wholly owned subsidiary, AOC Key Solutions) had $1,894,000 outstanding under secured borrowing agreement with LSQ, secured by our subsidiary’s accounts receivable. LSQ agreed to advance to our subsidiary, 90% of all eligible account receivables with a maximum facility amount of $5,000,000. If we default on this debt, the lender may foreclose on its collateral, which would have a material adverse effect on our business and operations.

We also have $1,000,000 of additional subordinated notes outstanding in connection with our acquisition of Firestorm.

On March 12, 2019, Rekor entered into a note purchase agreement (the “Note Purchase Agreement”) pursuant to which investors purchased $20,000,000 principal amount of Rekor promissory notes (the “2019 Promissory Notes”). $2,000,000 of the proceeds of sale of these Promissory Notes was used to retire in its entirety the 2018 Promissory Note and $500,000 was used to retire in its entirety the subordinated note with Avon Road Partners, L.P. The balance of the proceeds from the sale of the 2019 Promissory Notes were used to finance the OpenALPR Technology Acquisition and to provide working capital. The Promissory Notes bear interest at 16% per annum, of which at least 10% per annum is required to be paid in cash. The full remaining portion of all interest, if any, accrues and is to be paid at maturity or earlier redemption. The notes are secured by a security interest in substantially all of the assets of Rekor. The Note Purchase Agreement has an effective interest rate of 24.87%. The Promissory Notes were originally due and payable on March 11, 2021. In March 2020, the maturity date of the Promissory Note was extended to June 12, 2021. If, on maturity of the 2019 Promissory Notes, we are unable to refinance or otherwise pay the principal and redemption fee, together with the balance of the accumulated interest on the 2019 Promissory Notes, the holders of the 2019 Promissory Notes may foreclose on their collateral, which would have a material adverse effect on our business and operations.

Our current debt obligations could require us to dedicate a substantial portion of our cash flow and raise additional capital through equity sales to fund payments of interest, which reduces the availability of our cash flow to fund working capital, capital expenditures and meet other corporate requirements; make it more difficult for us to satisfy our other obligations; impede us from obtaining additional financing in the future; impose restrictions on us with respect to the use of our available cash; place us at a competitive disadvantage when compared to our competitors who have less debt; and make us more vulnerable in the event of a downturn in our business prospects. In addition, unless we are able to retire or refinance the debt issued pursuant to the Note Purchase Agreement on or prior to June 12, 2021, we could be held in default, which would substantially impair the value of our assets and our common stock.

We have depended on waivers from our 2019 Promissory Note holders to avoid a default under the Note Purchase Agreement.

The Note Purchase Agreement under which the 2019 Promissory Note was issued contains numerous covenants, some of which we have been unable to comply with. Our ability to avoid default under the Note Purchase Agreement may depend on our continued ability to obtain deferrals or waivers of the requirements of these covenants. The holders of the 2019 Promissory Notes are under no obligation to grant such waivers and may be entitled to foreclose on their collateral in the event we fail to cure breaches of our covenants, which would have a material adverse effect on our business and operations.

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

Our business has significant working capital needs and if we are unable to satisfy those needs from cash generated from our operations, borrowing or sales of equity, our financial condition will be adversely affected.

We will require significant amounts of working capital to operate our business, implement our plans for growth and maintain our competitive advantages. If we experience a significant and sustained drop in operating profits, or if there are unanticipated reductions in cash inflows or increases in cash outlays, we may be subject to cash shortfalls. If such a shortfall were to occur for even a brief period, it could have a significant adverse effect on our business. In particular, we use working capital to pay interest expenses and expenses relating to our employees and temporary workers and to satisfy our workers’ compensation liabilities. Generally, we pay our workers on a biweekly basis while we generally receive payments from our customers 30 to 60 days after billing. As a result, we must maintain sufficient cash availability to pay employees and independent contractors and fund related payroll liabilities prior to receiving payment from customers.

We have derived working capital for our operations primarily through cash from operating activities from our subsidiaries, secured borrowing arrangements, issuance of debt, the sale of assets and the sale of our equity. We believe that our current sources of capital are adequate to meet our working capital needs. However, our available sources of capital are limited. If our working capital needs increase in the future, we may be forced to seek additional sources of capital, which may not be available on commercially reasonable terms.

Any future failure to comply with the covenants which may occur under our promissory notes could result in an event of default which, if not cured or waived, could trigger increased interest payments or prepayment obligations which could adversely affect our business, financial condition and results of operations.

Our operating results may be harmed if we are required to collect sales or other related taxes for our licensing and subscription products and services or pay regulatory fees in jurisdictions where we have not historically done so.

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

For example, the European Economic Area (“EEA”) wide General Data Protection Regulation (“GDPR”) became applicable on May 25, 2018, replacing the data protection laws of each EEA member state. The GDPR implemented more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements to erase an individual’s information upon request, mandatory data breach notification requirements and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. It also significantly increases penalties for non-compliance, including where we act as a service provider (e.g. data processor). If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines, for example, of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) under the GDPR, or other liabilities, as well as negative publicity and a potential loss of business.

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

We operate in highly competitive industries, some with low barriers to entry, and may be unable to compete successfully against existing or new competitors.

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

Our Professional Services Segment is directly tied to the success of our government contracting clients, which are increasingly reliant on Indefinite Delivery/Indefinite Quantity (“ID/IQ”) contracts. ID/IQ contracts are not firm orders for services, and we may generate limited or no revenue from these contracts which could adversely affect our operating performance.

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

We may be limited in the portion of net operating loss carry forwards that we can offset future taxable income for U.S. federal and state income tax purposes. As of December 31, 2019, we had gross federal and state net operating loss carryforwards, or NOLs, of approximately $19.2 million and $12.0 million, net of federal tax effect, respectively. A lack of future taxable income could adversely affect our ability to use these NOLs. In addition, future changes in our stock ownership, including through acquisitions, could result in ownership changes under Section 382 of the Internal Revenue Code and may result in a limitation on the amount of NOL carry forwards that could be used annually to offset future taxable income and taxes payable. Our NOLs at December 31, 2019 may also be impaired under similar provisions of state law, and may expire unused or underused, which would prevent us from using our NOL carry forwards to offset future taxable income.

Assertions by a third party that our services and solutions infringe its intellectual property, whether or not correct, could subject us to costly and time-consuming litigation or result in settlements or licensing arrangements that could affect our short-term or long-term profitability.

There is frequent litigation in the software and technology industries based on allegations of infringement or other violations of intellectual property rights. We are currently involved in a patent infringement lawsuit brought by a third party (Vigilant Solutions, LLC) as disclosed in more detail below under “Item 3 – Legal Proceedings”, and may in the future be subject to other third-party patent infringement or other intellectual property-related lawsuits as we become increasingly visible and face more intense competition. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop a non-infringing technology or enter into license agreements. Because of the potential for court awards that are difficult to predict, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. In addition, our service agreements may require us to indemnify our customers from certain third-party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling related to any such claims. Competitors may also seek to use these claims and the pendency of associated litigation as a means of attempting to discredit us or make potential customers fearful of using us, which could harm our relationships with our customers, deter future customers from subscribing to our services or expose us to further litigation. These costs, monetary or otherwise, associated with defending against third party allegations of infringement could have negative effects on our business, financial condition and operating results.

If our services are used to commit intentional or illegal acts, we may incur significant liabilities, our services may be perceived as not secure, and customers may curtail or stop using our services.

Certain services offered by us enable customers to capture data from video images. Although our service agreements require our customers to comply with all applicable laws, we do not exercise direct control over use or content of information obtained by our customers through the use of our services. If our services are used by others to commit bad or illegal acts, we may become subject to claims and subject to other potential liabilities. Defending against such claims could be expensive and time-consuming, and there is a possibility that we could incur significant liability to entities who were the harmed of such acts. As a result, our business may suffer, and our reputation may be damaged.

 We use a limited number of data centers to deliver our services. Any disruption of service at these facilities could harm our business.

Our cloud-based services are hosted from third-party data center facilities located in various parts of the United States. We also use these facilities for some of our development efforts. We do not control the operation of these facilities. The owners of these data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so. In addition, our operations and development efforts could be seriously affected by failures or interruptions in service at these facilities. Any changes in third-party service levels at these third-party data centers or any errors, defects, disruptions or other performance problems with our services related to the non-performance of these facilities could harm our reputation and may damage our clients’ businesses. Interruptions in our services might reduce our revenue, cause us to issue credits to clients, subject us to potential liability, cause clients to terminate their subscriptions or harm our renewal rates.

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

We currently maintain offices and have sales personnel inside of the United States. However, we plan on expanding our international operations. Our international expansion efforts may not be successful. In addition, conducting international operations subjects us to other risks than those we have generally faced in the United States. These risks include: localization of our services and adaptation for local practices, differences in local, legal standards and regulatory requirements; difficulties in managing and staffing international operations; fluctuations in currency exchange rates; dependence on customers, third parties, and channel partners with whom we do not have extensive experience; potentially adverse tax consequences, including the complexities of foreign value-added or other tax systems; reduced or varied protection for intellectual property rights in some countries; and increased financial accounting and reporting burdens and complexities. Operating in international markets also requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability.

Our success depends in large part on our ability to protect and enforce our intellectual property rights.

We rely on a combination of trade secret, patent, copyright, service mark and trademark laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property rights, all of which can provide only limited protection. In addition, we have not patented significant technologies used to provide our services. We cannot assure you any future patents that may be applied for and issued will not be challenged, invalidated or circumvented. Any patents that may issue in the future from future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark or trademark registrations will be issued for pending or future applications or that any registered service marks or trademarks will be enforceable or provide adequate protection of our proprietary rights.

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

Material defects or errors in the software that we use to deliver our services could harm our reputation, result in significant costs to us and impair our ability to sell our solutions.

The software applications underlying our products and services are inherently complex and may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released. Any defects that cause interruptions to the availability of our products and services could result in: a reduction in sales or delay in market acceptance of our services; sales credits or refunds to customers; loss of existing customers and difficulty in attracting new customers; reputational harm; and diversion of internal resources. The costs incurred in correcting any material defects or errors in our products and services may be substantial and could harm our operating results.

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

Natural disasters, public health crises, political crises, and other catastrophic events or other events outside of our control may damage our business and operating results.

In the event of natural disasters, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict, or other events outside of our control, our business and operating results could suffer. Moreover, these types of events could negatively impact consumer spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results. For example, a widespread health epidemic, such as the outbreak of a respiratory illness caused by a novel coronavirus first identified in Wuhan, China caused the World Health Organization declaring a global emergency on January 30, 2020. At this point, the extent to which the coronavirus may impact our results is uncertain.

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

As of March 30, 2020, we have a total of 22,768,757 shares of common stock outstanding and 1,846,767 warrants. Based on shares outstanding as of March 30, 2020, 9,400,959 shares of common stock, or 41.3%, are held by our officers, directors and their affiliated entities, and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, 3,583,355 shares of our common stock that are subject to outstanding options, restricted stock units and warrants as of March 30, 2020, as well as 843,807 shares issuable upon the conversion of our Series A Preferred Stock, and 492,561 shares issuable upon the conversion of our Series B Preferred Stock, will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, and Rules 144 and 701 under the Securities Act.

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

As of March 30, 2020, our executive officers, directors, five percent or greater stockholders and their respective affiliates owned in the aggregate approximately 46.1% of our common stock.

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

We are a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company,” have a public float of less than $250 million or have annual revenues of less than $100 million and public float of less than $700 million during the most recently completed fiscal year. As a “smaller reporting company,” we are subject to lesser disclosure obligations in our SEC filings compared to other issuers. Specifically, "smaller reporting companies" are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited consolidated financial statements in annual reports. Decreased disclosures in our SEC filings due to our status a “smaller reporting company” may make it harder for investors to analyze our operating results and financial prospects.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Our principal executive offices are located at 7172 Columbia Gateway Drive, Suite 400, Columbia, Maryland 21046. We do not own any real property. We currently operate out of five leased locations and our lease terms range from month-to-month to multiyear commitments. We do not consider any of our leased properties to be materially important to us. While we believe it is necessary to maintain offices through which our services are coordinated, we feel there are sufficient available office rental properties to adequately serve our needs should we need to relocate or expand our operations.

ITEM 3. LEGAL PROCEEDINGS

Vigilant Solutions, LLC, a subsidiary of Motorola Solutions, Inc., filed a complaint on February 21, 2020 against us and certain of our subsidiaries in the US District Court for the District of Maryland. The complaint alleges that certain of our products violate a patent held by Vigilant. We have retained counsel to investigate the claims made in the complaint and our investigation into these matters is ongoing. Nevertheless, based on a review of the complaint, we believe that we have substantial defenses to the allegations contained in the complaint and that the validity of the patent underlying the complaint is subject to challenge. We intend to vigorously defend the allegations of the Vigilant complaint.

On January 31, 2020, our wholly owned subsidiary, OpenALPR filed a complaint in the US District Court for the Western District of Pennsylvania against a former customer, Plate Capture Solutions, Inc. (“PCS”) for breach of software license agreements pursuant to which software to was licensed to PCS. On February 19, 2020 PCS filed an answer, counterclaim and joinder in the case, among other things, seeking to join us as a party to the litigation and making counterclaims for defamation, fraud and intentional interference with existing and future business relationships. We believe that we have substantial defenses to the counterclaims and intend to vigorously defend the allegations of the counterclaims.

On August 19, 2019, we filed suit in the United States District Court for the Southern District of New York against three former executives of Rekor and Firestorm (the Firestorm Principals). The Complaint alleges that the Firestorm Principals fraudulently induced the execution of the Membership Interest Purchase Agreement pursuant to which Firestorm was acquired by us, and seeks rescission of the Membership Interest Purchase Agreement and certain transactions contemplated thereby, including the issuance of notes and warrants to the Firestorm Principals. On October 9, 2019, we filed an Amended Complaint. On November 4, 2019, the Firestorm Principals filed an answer to the Amended Complaint and asserted counterclaims against Rekor, Firestorm, and certain of our executives. On December 16, the Firestorm Principals filed a Motion for Judgment on the Pleadings. On January 30, 2020, we filed a Second Amended Complaint. The Firestorm Principals responded to the Second Amended Complaint on February 28, 2020. Our deadline for responding to the Firestorm Principals’ counterclaims is April 2020. We intend to vigorously litigate this action and believe that the Firestorm Principals’ counterclaims are without merit.

In addition, from time to time, we are named as a party to various other lawsuits, claims and other legal and regulatory proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, infringement of proprietary rights, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings we accrue reserves when a loss is probable, and the amount of such loss can be reasonably estimated. It is our management’s opinion that the outcome of these proceedings, individually and collectively, will not be material to our consolidated financial statements as a whole.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Capital Market under the symbol “REKR”.

Holders

As of February 18, 2020, there were 80 registered holders of record of our common stock, excluding stockholders for whom shares are held in “nominee” or “street name.” The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The offer and sale of all of the shares in the Offering was registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333- 224423) (the “S-3 Registration Statement”), which was declared effective by the SEC on April 30, 2018, a preliminary prospectus supplement to the S-3 Registration Statement filed with the SEC on October 25, 2018 (the “Preliminary Prospectus Supplement”), a free writing prospectus filed with the SEC on October 24, 2018 (the “Free Writing Prospectus”), and a final prospectus supplement to the S-3 Registration Statement filed with the SEC on October 31, 2018 (the “Final Prospectus Supplement” and the S-3 Registration Statement as supplemented by the Preliminary Prospectus Supplement and the Final Prospectus Supplement, together with the Free Writing Prospectus, the “Registration Statement”). Under the Registration Statement, Rekor registered 4,125,000 shares of common stock and 618,750 shares of common stock issuable upon exercise of the underwriters’ option to purchase additional shares of common stock at a public offering price of $0.80 per share for a registered aggregate offering price of approximately $3,800,000. Following the sale of the shares in connection with the closing of the Offering on November 1, 2018, the Offering terminated. The Offering commenced on October 24, 2018 and did not terminate until the sale of all of the shares offered.

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

At-the-Market Agreement

On August 14, 2019, we entered into the Sales Agreement with B. Riley FBR to create an at the market equity program under which we from time to time may offer and sell shares of our common stock, having an aggregate offering price of up to $15,000,000, through or to B. Riley FBR. Subject to the terms and conditions of the Sales Agreement, B. Riley FBR will use its commercially reasonable efforts to sell the shares of our common stock from time to time, based upon our instructions. B. Riley FBR will be entitled to a commission equal to 3.0% of the gross proceeds from each sale. We incurred issuance costs of approximately $226,000 related to legal, accounting, and other fees in connection with the Sales Agreement. These costs were charged against the gross proceeds of the Sales Agreement and presented as a reduction to additional paid-in capital on the consolidated balance sheets.

Sales of our common stock under the Sales Agreement are to be issued and sold pursuant to our shelf registration statement on Form S-3 (File No 333- 224423), previously filed with the Securities and Exchange Commission (“SEC”) on April 24, 2018 and declared effective by the SEC on April 30, 2018. As of December 31, 2019, based on settlement date, we sold 1,292,730 shares of common stock at a weighted-average selling price of $2.53 per share in accordance with the Sales Agreement. Net cash provided from the Sales Agreement was $2,949,000 after paying $226,000 related to the issuance costs stated above, as well as, 3.0% or $98,000 related to cash commissions provided to B. Riley FBR. As of December 31, 2019, $11,727,000 remained available for sale under the Sales Agreement.

Use of Proceeds

We have generated losses since our inception in February 2017 and have relied on cash on hand, external bank lines of credit, short-term borrowing arrangements, issuance of debt, the sale of a note, and the sale of common stock to provide cash for operations. We attribute losses to merger costs, financing costs, public company corporate overhead, lower than expected revenue, and lower gross profit of some of our subsidiaries. Our proceeds have been primarily used for research and development and sales and marketing expenses related to new product development and our strategic shift to develop and promote capabilities to the OpenALPR software in 2019.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in this Annual Report and the historical financial statements of Rekor Systems, Inc., and the related notes thereto.

Overview

We are a leader in the field of advanced vehicle identification and management systems driven by leading edge advances in artificial intelligence ("AI"). In development for over five years using AI processes, including machine learning algorithms, our core software enables the creation of more powerful and capable vehicle recognition systems that can be deployed at a fraction of the cost of traditional vehicle recognition systems. The software enables a wider field of view, greater light sensitivity, recognitions at faster speeds and higher accuracy rates, in addition to the ability to identify the color, make and type of a vehicle and its direction of travel. These capabilities are particularly useful in solving a wide variety of real-world roadway and vehicle related challenges. In addition, the reductions in cost have opened up a number of new uses for vehicle recognition technology that were not previously cost effective. We currently provide products and services for governmental organizations, for large and small businesses and for individuals throughout the world. Customers are currently using our products or services in over 70 countries, with offerings for smart cities, public safety, security, transportation, parking and logistics.

Currently, our business activities include providing professional services in the government contracting, aerospace and aviation industries. As part of the development of a new line of products for the public safety and security markets, we acquired industry leading vehicle recognition software in March 2019. In connection with this acquisition, we determined that our resources are best concentrated on vehicle recognition products and services and have reorganized and retooled our product development, business development and administrative resources, with increasing emphasis on the technology area. Our Board of Directors has also authorized management to explore opportunities for the sale of our professional services businesses. In keeping with the shift in resources and strategic direction that this represents, we have reorganized our financial reporting into two business segments: the Technology Segment and the Professional Services Segment. These two segments reflect our separate focus on and expectations for technology products and services versus professional services.

On March 29, 2019, we announced that our Board of Directors approved changing the Company’s name to Rekor Systems, Inc. This name change was a result of our increased focus on technology products and services, and aligns with the renaming of Brekford Traffic Safety, Inc. to Rekor Recognition Systems, Inc. In connection with this name change, we changed:

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

Technology Segment. The Technology Segment operations are conducted by our wholly owned subsidiary, Rekor Recognition Systems, Inc. (“Rekor Recognition”). Formerly Brekford Traffic Safety, Inc., Rekor Recognition has been active in the public safety industry since 1996. In connection with the development of several new public safety products, we determined to acquire substantially all the assets of OpenALPR Technology, Inc. The OpenALPR Technology Acquisition, completed in March 2019, transferred vehicle recognition software and associated licenses and proprietary rights to OpenALPR Software Solutions, LLC (“OpenALPR”), a new wholly owned subsidiary of Rekor Recognition, as we have been focused on developing a line of products to transform the fundamental concepts of vehicle recognition. OpenALPR’s vehicle recognition platform, already operating in more than 12,000 cameras in 70 countries worldwide, has laid the groundwork for the expansion of our product line, enabling multiple deployment mechanisms.

Since the OpenALPR Technology Acquisition, we have expanded our vehicle recognition product and service lines into a much broader range of customer segments, starting with public safety. We shifted from a perpetual licensing model to a subscription-based model, rebranded the software suites as “Watchman” and “Car-Check” and released several packaged hardware solutions with each of these vehicle recognition engines. By the end of 2019, we had a portfolio of more than 10 products, permitting us to offer full-scale vehicle recognition services for nearly any large or small public agency, commercial or residential setting.

Our vehicle recognition software currently has the capability to analyze multi-spectral images and/or video streams produced by nearly any Internet Protocol security camera and concurrently extract license plate data by state from more than 70 countries, as well as provide the vehicle’s make, color, type, and direction of travel. When combined with speed optimized code, parallel processing capability and best-in-class accessories, such as cameras and communications modules, Watchman software delivers vehicle recognition solutions at extremely high-capture rates and with a high degree of accuracy. Additionally, our multi-spectral capabilities enable reading of license plates and vehicle characteristics in unusually difficult conditions (e.g. low lighting, poor weather, extreme camera viewing angles, and obstructions).

Prior to the development of our vehicle identification software, highly accurate results were not available using a typical Internet Protocol camera. We believe that the ability to use less expensive hardware will change the dynamics of the existing public safety market, enabling the creation of increasingly robust networks with cameras at more locations. In addition, we expect the cost advantages and high degree of accuracy to create competitive advantages compared to electronic tolling systems and logistics operations that currently rely on RFID systems. We also believe our lower costs, our distance and field of view capabilities and the ability to capture additional vehicle information, such as vehicle direction and color, make and type of vehicle, have opened opportunities in other market segments such as parking operations, school safety, retail customer loyalty programs and particularly smart cities and smart roadways. Smart roadway systems, sometimes referred to as “smart transport” or “intelligent transport systems” (“ITS”), inclusive of parking management and guidance, passenger information, and traffic management systems, can optimize the movement of vehicles to make travel safer and more efficient. These technologies are expected to enable users to be more coordinated, better informed, and make safer and smarter use of transport networks.

Our vision is “AI with a Purpose.” We intend to evolve beyond vehicle recognition for public safety markets into the recognition and analysis of vehicles activities (inclusive of motion and behaviors) to identify unsafe situations (e.g. wrong way driving, pedestrian on roadway, etc.), optimize traffic flows, and develop numerous other data driven applications centered around vehicle knowledge.

Professional Services Segment. We provide professional services and staffing solutions to the government contracting and the aerospace and aviation industries. The Professional Services Segment includes AOC Key Solutions, Inc. (“AOC Key Solutions”); Global Technical Services, Inc. (“GTS”); Global Contract Professionals, Inc. (“GCP”, and together with GTS, “Global”); and Firestorm Solutions, LLC (Firestorm Solutions”) and Firestorm Franchising, LLC (“Firestorm Franchising” and together with Firestorm Solutions, “Firestorm”). Currently, as a leading provider of support services to the federal government contracting market, AOC Key Solutions’ primary clients are companies that serve the federal government. However, in support of our Technology Segment, we have recently been active in the state and local government contracting market. We provide professional services that offer scalable and compliant outsourced support for our government contractor clients. We help these clients to win government contracts so that they capture new businesses. Global provides specialized staffing services, primarily in the aerospace and aviation industries. In connection with our internal reorganization, we are actively engaged in evaluating, reconfiguring, selling, and discontinuing various business assets or entities in the Professional Services Segment. As part of this process, we have discontinued the operations of Firestorm Franchising and have determined to sell Global and AOC Key Solutions.

As part of our strategic shift in fiscal year 2019, we are focusing on the Technology Segment and further developing our footprint across different industries by further developing our AI based technologies and distributing and licensing products and services with advanced vehicle recognition features. Current customers are using these products and services for: a) toll collection and traffic analysis in the transportation market, b) school and traffic safety, parking and other law enforcement applications in the public safety market, c) perimeter management and surveillance in the private security market, d) operations and retail customer loyalty programs and e) vehicle tracking, perimeter security and warehouse operations in the logistics market.

As a result of our strategic shift, during the third quarter of 2019, we began to separately report the results of Global and considered including substantially all of the assets and liabilities comprising Global as held for sale operations. We are also reporting the operating results and cash flows of Global as held for sale operations, and thus they have been excluded from continuing operations and segment results for all periods presented. Prior to the third quarter of 2019, the operating results for Global were presented in the Professional Services segment. The assets and liabilities of Global are presented as current and long-term assets and liabilities of businesses held for sale in the condensed consolidated balance sheets. Since we adopted a formal plan to sell Global in September 2019, we have received several non-binding offers and indications of interest for the purchase of Global which we are in the process of evaluating. In March of 2020, we also received a proposal from the current management of AOC Key Solutions to purchase that subsidiary, which we are also currently evaluating. No assurance can be given as to the certainty of the entry into, or the subsequent closing any of these, proposed transactions.

General

The information provided in this discussion and analysis of Rekor’s financial condition and results of operations covers the years ended December 31, 2019 and 2018. During 2019 the Company completed the OpenALPR Technology Acquisition as more fully described below.

Our financial results are impacted principally by the demand by clients for our products and services, the degree to which full-time staff can be kept occupied in revenue-generating activities and the success of our sales team in generating client engagements.
 Unexpected changes in the demand for our products and services can result in significant variations in revenues, and present a challenge to optimal hiring, staffing and use of consultants. The volume of work performed can vary from period to period.

The statements of operations and other information provided in this discussion and analysis of the financial condition and results of operations of Rekor should be read in conjunction with the Rekor audited consolidated financial statements and the historical financial statements of Rekor Recognition, KeyStone, Firestorm and Global, and the related notes thereto which were filed with the SEC by either KeyStone or Rekor.

Acquisitions

On March 12, 2019, we completed the OpenALPR Technology Acquisition.

On June 1, 2019, we sold all the interest we had acquired in Secure Education Consultants, LLC, which we acquired on January 1, 2018. At that time, we also discontinued operations of BC Management. In connection with these actions we recognized a write-off of intangible assets of $242,000. In addition, in June 2019, we discontinued the operations of Firestorm Franchising, resulting in a write-off of an additional $1,310,000 in intangible assets related to Firestorm.

Opportunities, Trends and Uncertainties

We look to identify the various trends, market cycles, uncertainties and other factors that may provide us with opportunities and present challenges that impact our operations and financial condition from time to time. Although there are many that we may not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by the following:

●
AI for the Roadway – We believe that the application of AI to the analysis roadway condition will significantly affect vehicular travel in the future by assisting in the intelligent optimization of traffic flows and the identification of anomalous and unsafe movements – e.g. wrong way, stopped vehicle, pedestrian on the roadway. Marketers and drive-thru retailers with loyalty programs can benefit from the rapid identification of existing and potential customers and streamlining vehicular flow.

●
Graphic Processing Unit (“GPU”) Improvements – We expect our business to benefit as a result of more powerful and affordable GPU hardware that has recently been developed. These GPUs are more efficient for image processing because their highly parallel structure makes them more efficient than general-purpose central procession units (“CPUs”) for algorithms that process large blocks of data, such as those produced by video streams. GPUs also provide superior memory bandwidth and efficiencies as compared to their CPU counterparts. The most recent versions of our software have been designed to use the increased GPU speeds to accelerate image recognitions. The GPU market is predicted to grow as a result of a surge in adoption of the Internet of Things (“IoT”) by the industrial and automotive sectors. As GPU manufacturers increase production volume, we hope to benefit from the reduced cost to manufacture the hardware included in our products or available to others using our services.

●
Adaptability of the Current ALPR Market – We have made a considerable investment in our advanced vehicle recognition systems because we believe their increased accuracy and affordability will allow them to compete effectively with existing providers. Based on published benchmarks, our software currently outperforms competitors in almost every metric. However, large users of existing ALPR Technology, such as toll roads, have long-term contracts with service providers that have made considerable investments in their existing technologies and may not consider the improvements in accuracy or reductions in cost sufficient to justify abandoning their current systems in the near future. In addition, existing providers may be able to reduce the cost of their current offerings or elect to reduce prices and accept reduced profitability while working to develop or secure their own advanced vehicle recognition systems. As a result, our success in establishing a major position in these markets will depend on being able to effectively communicate our presence, develop strong customer relationships, and maintain leadership in providing the capabilities that customers want. As with any large market, this will require considerable effort and resources.

●
New and Expanded Uses for Vehicle Recognition Systems – We believe that reductions in the cost of vehicle recognition products and services will significantly broaden the market for these systems. We currently serve a number of users who could not afford the cost or adapt to, the restrictions of conventional vehicle recognition systems. These include smaller municipalities, homeowners’ associations, and organizations finding new applications such as innovative customer loyalty programs. We have seen and responded to an increase in the number of smaller jurisdictions and municipalities that are testing ALPR systems or that issued requests for proposals to install a network of ALPR cameras. We also expect the availability of faster, higher accuracy, lower cost systems to dramatically increase the ability of crowded urban areas to manage traffic congestion and implement smart city programs. We do not currently have the resources to develop all of these entirely new markets by ourselves, so we will need to rely on affiliations with other partners, who may or may not realize the significant benefits that we envision from these new uses.

●
Expansion of Automated Enforcement of Motor Vehicle Laws – We believe that future legislation will allow for auto enforcement of motor vehicle regulations to be expanded as the types of violations authorized for automated enforcement increase and experience provides localities with a better understanding of the circumstances where automated enforcement is beneficial. For example, there are now 17 states that allow for the automatic enforcement of violations by vehicles that pass a school bus displaying its flashing red lights and a stop sign. In addition, due to high rates of fatalities and injuries to law enforcement and other emergency response crews on roadsides, several states are considering authorizing automated enforcement of violations where motorists fail to slow down and/or move over for emergency responders and law enforcement vehicles at the side of the road. Legislative implementation is a deliberative and necessarily time-consuming process. However, as states expand auto enforcement, the market for our products and services should increase and broaden in the public safety market

●
Increasing Smart City Market – Nokia has approved the use of our OpenALPR software for its smart city offerings. According to a research report “Smart Cities Market by Smart Transportation (Type, Solutions and Services), Smart Buildings (Type, Solutions and Services), Smart Utilities (Type, Solutions and Services), Smart Citizen Services, and Region - Global Forecast to 2023”), published by Markets and Markets, the global market for smart city technology is expected to grow from $308.0 billion in 2018 to $717.2 billion by 2023, at a compound annual growth rate of 18.4% during the forecast period. In the smart city’s market, real-time vehicle recognition technologies are widely used for traffic management and public safety. As a result, we expect to benefit from the growth of this market.

●
Accelerated Business Development and Marketing – Our ability to compete in a large, competitive and rapidly evolving industry will require us to achieve and maintain a leadership position. As a result, we have accelerated our business development and marketing activities within the Technology Segment to increase awareness and market adoption of our new technology and products within the market. However, the speed at which these markets grow to the degree of which our products and services are adopted is uncertain.

●
Ability to Scale and Balance Production to Meet Demand – While we have arranged manufacturing capabilities for our products, we are unproven in our ability to deliver large volumes of products at our high-quality standards.

●
Sales Cycle – As many of our products are new to market, their acceptance and integration into the intended markets is uncertain and we do not have sufficient historical experience to accurately predict revenues as a result of their implementation.

●
U.S. Government Spending – In July 2019, the White House and bi-partisan congressional negotiators announced they had reached agreement on a two-year federal budget. The proposed plan would raise federal spending by $320 billion over existing caps previously imposed by the Budget Control Act of 2011. Absent a new agreement, earlier legislation would have automatically triggered deep spending cuts next year under a process known as sequestration. Instead, the agreement allowed the government to continue to borrow and increased spending on domestic and military programs, partially funded by $77.4 billion in spending cuts from other budget categories. On August 2, 2019, the President signed the two-year budget agreement which wards off automatic spending cuts and suspends the debt ceiling through July 2021. Agreement on the July spending plan is intended to result in more funding consistency and may reduce the possibility of another government shutdown until after the 2020 elections. Many contractors have geared up for the anticipated increases in spending. We believe this agreement will reduce government spending seasonality and this has begun to lead to a stronger fourth quarter in 2019 and a more robust first quarter in 2020.

We believe that recent developments in computing capabilities, such as GPU advances, and new techniques of analysis, sometimes referred to broadly as AI, have broadened the market for vehicle recognition technology and created new opportunities in existing markets. With our new line of products and services, our Technology Segment is working to actively exploit these opportunities. With the anticipated continuation of a stable economic outlook for the government contracting, we believe that the outlook for the operations of our subsidiaries in the Professional Services Segment remains positive.

Considerable uncertainty currently exists concerning the extent of spread, efficaciousness of countermeasures and severity of the economic impact of the Covid19 corona virus. This has had, and may continue to have, a severe impact on the financial markets that we depend on to fund our operations. If these economic and market conditions continue for an extended period of time, it could have a significant impact on our financial performance and ability to execute our business strategy. Other than as described above and elsewhere in this Annual Report on Form 10-K, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

NeoSystems Merger

We filed a Registration Statement on Form S-1 with the SEC on January 25, 2018. A significant portion of the proceeds from the proposed offering were to be used for the planned acquisition of NeoSystems LLC (“NeoSystems”) under a merger agreement. On March 7, 2018, we received notice of termination of the merger agreement and subsequently paid NeoSystems $225,000 in required payments, which was recorded as a selling, general and administrative expense in the year ended December 31, 2018. No securities were sold in connection with the offering contemplated by the Registration Statement on Form S-1 and it was withdrawn on November 26, 2018.

Sale of Note

On February 13, 2018, Rekor Recognition sold a note receivable from Global Public Safety, LLC (“Global Public Safety”), which it had received as part of the purchase price consideration in connection with the sale of its legacy upfitting business prior to its acquisition by Rekor as a result of the merger with KeyStone in 2017. As of December 31, 2017, based on the decision to sell the note receivable to an unrelated third party, we reclassified the note receivable balance to a current asset and wrote down $450,000 as other expense, thus reducing the balance to $1,475,000. Rekor Recognition continues to retain a 19.9% interest in Global Public Safety.

Promissory Notes

2018 Promissory Note

On April 3, 2018, we entered into a transaction pursuant to which an institutional investor (the “Lender”) loaned $2,000,000 to us (the “2018 Promissory Note”). The 2018 Promissory Note is discussed in further detail in this Management’s Discussion and Analysis of Financial Conditions and Results of Operations under the heading “Liquidity and Capital Resources.”

2019 Promissory Note

On March 12, 2019, we entered into a note purchase agreement pursuant to which investors (the “2019 Lenders”) loaned us $20,000,000 in exchange for promissory notes (the “2019 Promissory Notes”) and we issued to the 2019 Lenders warrants to purchase 2,500,000 shares of our common stock (the “March 2019 Warrants”). The 2019 Lenders included the lender for the 2018 Note, a senior company executive and another entity exchanging 2019 Promissory Notes for related party company indebtedness. The 2019 Promissory Note and March 2019 Warrants are discussed in further detail this in Management’s Discussion and Analysis of Financial Conditions and Results of Operations under “Liquidity and Capital Resources.”

Other than as discussed above and elsewhere in this Annual Report on Form 10-K, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Public Offering of Common Stock

On November 1, 2018, we issued 4,125,000 shares of common stock through an underwritten public offering at a public offering price of $0.80 per share. Net proceeds were approximately $2.8 million. In addition, we granted underwriters a 45-day option to purchase up to 618,750 additional shares of common stock to cover over-allotment, if any. The underwriters did not exercise this option and the options were cancelled. As part of this transaction, we also issued to the underwriter warrants to purchase an aggregate of 206,250 shares of common stock, exercisable over a period of five years, at an exercise price of $1.00 per share. The underwriter warrants had a value of approximately $0.2 million at issuance and are exercisable commencing April 27, 2019 and expire on October 29, 2023. As of December 31, 2019, the underwriter’s had 7,567 unexercised warrants which have an immaterial value.

At-the-Market Agreement

On August 14, 2019, we entered into the Sales Agreement with B. Riley FBR to create an at the market equity program under which we from time to time may offer and sell shares of our common stock, having an aggregate offering price of up to $15,000,000, through or to B. Riley FBR. Subject to the terms and conditions of the Sales Agreement, B. Riley FBR will use its commercially reasonable efforts to sell the shares of our common stock from time to time, based upon our instructions. B. Riley FBR is entitled to a commission equal to 3.0% of the gross proceeds from each sale. We incurred issuance costs of approximately $226,000 related to legal, accounting, and other fees in connection with the Sales Agreement. These costs were charged against the gross proceeds of the Sales Agreement and presented as a reduction to additional paid-in capital on the consolidated balance sheets.

Sales of our common stock under the Sales Agreement are to be issued and sold pursuant to our shelf registration statement on Form S-3 (File No 333-224423), previously filed with the Securities and Exchange Commission (“SEC”) on April 24, 2018 and declared effective by the SEC on April 30, 2018. As of December 31, 2019, based on settlement date, we sold 1,292,730 shares of common stock at a weighted-average selling price of $2.53 per share in accordance with the Sales Agreement. Net cash provided from the Sales Agreement was $2,949,000 after paying $226,000 related to the issuance costs stated above, as well as 3.0% or $98,000 related to cash commissions provided to B. Riley FBR. As of December 31, 2019, $11,727,000 remained available for sale under the Sales Agreement.

Components of Revenues and Expenses

Revenues

We generate our revenues substantially from two sources: (1) licensing and subscription revenues for software and related products and services and (2) professional services to clients.

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

●
Allocation of the transaction price to the performance obligations in the contract

●
Recognition of revenue when, or as, performance obligations are satisfied

The subscription revenues from software licenses, technology products and services are comprised of fees that provide customers with access to the software licenses and related support and updates during the term of the arrangement. Revenue is generally recognized ratably over the contract term. During the second quarter of 2019, we changed our method of selling in the Technology Segment from perpetual software licenses to monthly service subscriptions. This change is expected to impact our revenue in the short term as we will now recognize revenue ratably over the contract period rather than at a point in time when the customer takes possession of the license. The amount of contract revenue received over the long term is not expected to decline. Our subscription services arrangements are non-cancelable and do not contain refund-type provisions.

The professional services contracts recognize revenue based on a time and materials or fixed fees basis. These revenues are recognized as the services are rendered for time and materials contracts, on a proportional performance basis for fixed price contracts, or ratably over the contact term for fixed price contracts with subscription services.

Costs of Revenues

Direct costs of revenues consist primarily of that portion of technical and non-technical salaries and wages and payroll-related costs incurred in connection with revenue generating activities. Direct costs of revenues also include production expenses, sub-consultant services, and other expenses that are incurred in connection with our revenue generating activities. Direct costs of revenues exclude that portion of technical and non-technical salaries and wages related to marketing efforts, vacations, holidays, and other time not spent directly generating fees under existing contracts. Such costs are included in operating expenses. We expense direct costs of revenues when incurred.

Operating Expenses

Our operating expenses consist of general and administrative expenses, sales and marketing and research and development. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, payroll taxes and stock-based compensation expense. Operating expenses also include depreciation, amortization and impairment of assets.

General and Administrative

General and administrative expense consists of personnel costs for our executive, finance, legal, human resources and administrative departments. Additional expenses include travel and entertainment, professional fees and insurance.

We expect our general and administrative expense to continue to increase in absolute dollars for the foreseeable future due to additional costs associated with accounting, compliance, insurance and investor relations as a public company. However, we expect our general and administrative expense to decrease as a percentage of our revenue over the long term, although our general and administrative expense may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

Sales and Marketing

Sales and marketing expenses consist of personnel costs, marketing programs, travel and entertainment associated with sales and marketing personnel, expenses for conferences and trade shows. We intend to make significant investments in our sales and marketing expenses to grow revenue, further penetrate the market and expand our customer base. With the release of our Partners Program we expect our sales and marketing expense to increase in the future.

Research and Development

Research and development expenses consists of personnel costs, software used to develop our products and consulting and professional fees for third-party development resources. Our research and development expenses support our efforts to continue to add capabilities to our existing products and the strategic shift to develop additional capabilities and improve our AI software.

We expect our research and development expense to continue to increase in absolute dollars for the foreseeable future as we continue to invest in research and development efforts to enhance the functionality of our AI software. However, we expect our research and development expense to decrease as a percentage of our revenue over the long term, although our research and development expense may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

Other Income (Expense)

Other income (expense) net consists primarily of interest expense in connection with our debt arrangements, costs associated with the extinguishment of our debt arrangements, gains and losses on the sale of fixed assets and interest income earned on cash and cash equivalents and short-term investments.

Income Tax Provision

Income tax provision consists primarily of income taxes in certain domestic jurisdictions in which we conduct business. We have recorded deferred tax assets for which a full valuation allowance has been provided, including net operating loss carryforwards and tax credits. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses.

Results of Operations

The results and the analysis of operations below is solely related to continuing operations and do not include results of operations of our subsidiary, Global, which is being held for sale. The following selected consolidated financial data should be read in conjunction with the foregoing information contained in this Item 7 and with the consolidated financial statements and the notes thereto in Item 8 of Part II, “Financial Statements and Supplementary Data.” Only historical operating results are presented below. Historical results are not necessarily indicative of future results.

	Year ended December 31,
	2019	2018
Revenue:	(Dollars in thousands)
Technology	$5,469	$3,522
Professional Services	13,851	16,532
Total revenue	19,320	20,054

Cost of revenue:
Technology	1,652	1,642
Professional Services	7,406	8,336
Total cost of revenue	9,058	9,978

Gross profit:
Technology	3,817	1,880
Professional Services	6,445	8,196
Gross profit	10,262	10,076

Operating expenses:
General and administrative expenses	14,151	13,310
Selling and marketing expenses	2,222	1,758
Research and development expenses	1,429	131
Impairment of intangibles	1,549	-
Operating expenses	19,351	15,199

Loss from operations	(9,089)	(5,123)
Other expense:
Loss on extinguishment of debt	(1,158)	-
Interest expense	(4,098)	(492)
Other expense	(20)	(65)
Total other expense	(5,276)	(557)
Loss before income taxes	(14,365)	(5,680)
Income tax provision	(47)	(29)
Net loss from continuing operations	$(14,412)	$(5,709)

Comparison of the Years Ended December 31, 2019 and 2018

Restructuring

As part of our shift in strategic direction in 2019, we are focusing on our Technology Segment and management has been evaluating the disposition of the subsidiaries in our Professional Services Segment: AOC Key Solutions, Global and Firestorm. As part of evaluating the future of Firestorm, management decided to sell Secure Education and transfer the BC Management line of business to its founder in the second quarter of 2019. In addition, management determined to discontinue the operation of Firestorm Franchising, LLC, a division of Firestorm, due to non-performance by franchisees. As further discussed under Item 3, “Legal Proceedings”, above, we have commenced an action to rescind the original purchase of Firestorm. As a result of these changes, the Professional Services Segment revenue was expected to decrease compared to the corresponding periods in 2018.

Also, in June 2019, our Board of Directors authorized the sale of Global. As a result, management has been negotiating with potential buyers and has determined that Global should be classified as held for sale. Accordingly, results of operations for Global have not been included in the comparisons shown below for either 2018 or 2019. The results for our Professional Services Segment are for AOC Key Solutions and Firestorm. In January 2020, the Board of Directors authorized the sale of AOC Key Solutions. Therefore, beginning in 2020, it is expected that all Professional Services operations will be classified as held for sale.

Revenue

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	$	%
Revenue:
Technology	$5,469	$3,522	$1,947	55%
Professional Services	13,851	16,532	(2,681)	-16%
Total revenue from continuing operations	$19,320	$20,054	$(734)	-4%

The increase in revenue in the Technology Segment was primarily attributable to the acquisition of OpenALPR in March 2019. During the year ended December 31, 2019, total revenue attributable to software and licensing was approximately $2,055,000 compared to no revenue recognized in the corresponding period in 2018. For additional information concerning pro-forma revenues attributable to software and licensing see “Technology Revenues” below in this section and for information concerning pro-forma revenues attributable to software and licensing during 2018, see Note 2 to the financial statements included in this report. Revenue related to our automated traffic safety enforcement remained fairly consistent year over year.

The decrease in revenues in the Professional Services Segment was primarily attributable to the winding down of Firestorm operations. During the year ended December 31, 2019, revenue related to Firestorm decreased by $2,324,000 from $3,330,000 for the year ended December 31, 2018 to $1,006,000 for the year ended December 31, 2019. The additional decrease in revenue is attributable to a decrease in revenue at AOC Key Solutions related mainly to the federal government furlough during the first quarter of 2019.

Cost of Revenue, Gross Profit and Gross Margin

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	$ or % Points	%
Cost of revenue:
Technology	$1,652	$1,642	$10	1%
Professional Services	7,406	8,336	(930)	-11%
Total cost of revenue	9,058	9,978	(920)	-9%
Gross profit:
Technology	3,817	1,880	1,937	103%
Professional Services	6,445	8,196	(1,751)	-21%
Gross profit	$10,262	$10,076	$186	2%
Gross margin:
Technology	70%	53%	17%	32%
Professional Services	47%	50%	-3%	-6%
Gross margin	53%	50%	3%	6%

The increase in gross profit in the Technology Segment was primarily attributable to the inclusion of OpenALPR since its acquisition in March 2019. We realize higher margins from the revenues associated with software and licensing since there are less labor costs incurred.

The decrease in the cost of revenues and gross profit in the Professional Services Segment was primarily related to the winding down of Firestorm lines of business and also reflected a decrease in direct billable labor as a result of the federal government furlough. During the year ended December 31, 2019, the cost of revenue and gross profit associated with Firestorm decreased $758,000 and $1,567,000, respectively.

Operating Expenses

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	$	%
Operating expenses:
General and administrative expenses	$14,151	$13,310	$841	6%
Selling and marketing expenses	2,222	1,758	464	26%
Research and development expenses	1,429	131	1,298	991%
Impairment of intangibles	1,549	-	1,549	-
Operating expenses	$19,351	$15,199	$4,152	27%

General and Administrative Expenses

During the year ended December 31, 2019, amortization expenses related to intangible assets increased by $570,000 compared to the year ended December 31, 2018 due to the OpenALPR Technology Acquisition. The majority of the remaining increase to general and administrative expenses is attributable mainly to the increased staffing to support the Company’s growth plan in the Technology Segment.

Selling and Marketing Expenses

The increase in the selling and marketing expenses during the year is attributable mainly to the increased marketing efforts to promote our products and services including trade shows, digital marketing, and other sales and marketing activities for developing our Technology Segment and increase staffing to support the Company’s growth plan. The overall increase in selling and marketing expenses was partially offset by a decrease in selling and marketing expenses related to the Professional Services Segment due to the realignment of Firestorm in the current year.

Research and Development Expense

The overall increase in research and development expenses is primarily attributable to the strategic shift to develop new products and additional software capabilities in 2019, as a result of our increased focus on the Technology Segment. The increase in our research and development expenses is mainly attributable to an increase in headcount and hours associated with the research and development activities.

Impairment of Intangibles

In June 2019, we discontinued the operations of BC Management and terminated agreements of all franchisees of Firestorm Franchising, LLC. As a result, we reevaluated the intangible assets related to these subsidiaries and recognized $1,549,000 in impairment charges related to intangible assets. The loss is presented as impairment of intangibles on the consolidated statement of operations.

Other Expense

	Year ended December 31,		Change
(dollars in thousands)	2019	2018	$	%
Other expense:
Loss on extinguishment of debt	$(1,158)	$-	$(1,158)	-
Interest expense	(4,098)	(492)	(3,606)	-733%
Other expense	(20)	(65)	45	69%
Total other expense	$(5,276)	$(557)	$(4,719)	847%

The increase in other expenses is primarily attributable to an increase in interest expense related to the 2019 Promissory Note. Additionally, the increase in other expenses was attributable to costs associated with the extinguishment of debt of $1,158,000 during the year ended December 31, 2019.

Income Tax Expense

The income tax provision for the year ended December 31, 2019, was $47,000, is due primarily to the state taxes, as compared to tax expense of $29,000 for the year ended December 31, 2018. There is also approximately $10,000 of deferred taxes related to the goodwill recognized related to the OpenALPR acquisition. We established a valuation allowance against deferred tax assets in the fourth quarter of 2017 and have continued to maintain a full valuation allowance through the year ended December 31, 2019.

Non-GAAP Measures

EBITDA and Adjusted EBITDA

We calculate EBITDA as net loss before interest, taxes, depreciation and amortization. We calculate Adjusted EBITDA as net loss before interest, taxes, depreciation and amortization, adjusted for (i) impairment of intangible assets, (ii) loss on extinguishment of debt, (iii) stock-based compensation, (iv) losses on sales of subsidiaries, and (v) other unusual or non-recurring items. EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under accounting principles generally accepted in the U.S. (U.S. GAAP) and should not be considered as an alternative to net earnings or cash flow from operating activities as indicators of our operating performance or as a measure of liquidity or any other measures of performance derived in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA are presented because we believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of a company’s ability to service and/or incur debt. However, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do.

The following table sets forth the components of the EBITDA and Adjusted EBITDA for the periods included (dollars in thousands):

	Year ended December 31,
	2019	2018
Net loss	$(14,412)	$(5,709)
Income taxes	47	29
Interest	4,098	495
Depreciation and amortization	1,867	1,047
EBITDA	$(8,400)	$(4,138)

Impairment of intangible assets	$1,549	$-
Loss on extinguishment of debt	1,158	-
Share-based compensation	446	465
Restructuring charges	333	-
Loss on sale of Secure Education	3	-
Adjusted EBITDA	$(4,911)	$(3,673)

The following activities have impacted our Adjusted EBITDA from continuing operations as of December 31, 2019. In March 2019, we recorded costs in connection with the extinguishment of the $2,000,000 2018 Promissory Note of $1,113,000. In July 2019, we recorded costs in connection with the extinguishment of our line of credit with Wells Fargo of $45,000. In June we initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position us to drive future revenue growth. In connection with these activities, we recorded $333,000 of charges related to these restructuring activities. Additionally, in June 2019, we discontinued the operations of BC Management and terminated agreements of all franchisees of Firestorm Franchising, LLC. As a result, we re-evaluated the intangible assets related to these subsidiaries and recognized $1,549,000 in impairment charges related to intangible assets.

Technology Revenues

Due to the strategic shift to focus more on our Technology Segment, we have used additional metrics to measure the revenue growth associated with our Technology Segment. We calculated our Pro-forma Technology Segment revenue to include the net sales of OpenALPR Technology, Inc., as if the OpenALPR Technology Acquisition occurred as of December 31, 2017. This amount is presented as we believe comparative segment revenue growth is used by securities analysts, investors and other interested parties in the evaluation of a company’s ability to grow.

The following table sets forth the components of the per-forma Technology Segment revenue (without the inclusion of OpenALPR revenue prior to the OpenALPR Technology Acquisition) and pro-forma Technology Segment revenue (with the inclusion of OpenALPR revenue prior to the OpenALPR Technology Acquisition) for the periods indicated (dollars in thousands):

	Year ended December 31,		Change
	2019	2018	$	%
Per-forma Technology Segment Revenue
Automated traffic safety enforcement	$3,403	$3,413	$(10)	0%
Licensing and subscription revenue	2,066	-	2,066	100%
Other	-	109	(109)	-100%
Per-forma Technology Segment Revenue	$5,469	$3,522	$1,947	55%

Pro-forma Technology Segment Revenue
Automated traffic safety enforcement	$3,403	$3,413	$(10)	0%
Licensing and subscription revenue	3,035	1,713	1,322	78%
Other	-	109	(109)	-100%
Pro-forma Technology Segment Revenue	$6,438	$5,235	$1,203	23.0%

The following activities have impacted our Technology Segment revenues as of December 31, 2019. During the second quarter of 2019, we began to implement a change in our sales model from perpetual software licenses to periodic service subscriptions. Under the perpetual license model, we generally received full payment for a license when the license was issued and we would receive significantly lower periodic payments subsequently for maintenance of the license. Under the perpetual license model, all the revenue associated with a software license was recognized upon the issuance of the license, which was typically contemporaneous with cash payment. Under our new subscription model, the revenue is now recognized ratably against a contract liability for the paid-for period of the software subscription. Subscriptions are typically for 36 or 60 months, while payments may be made monthly, yearly or entirely in advance. This change to the model has resulted in a $1,317,000 increase in our contract liabilities balance from $207,000 as of December 31, 2018 to $1,524,000 as of December 31, 2019.

Lease Obligations

At December 31, 2019, we leased building space at the following locations in the U.S.:

●
Columbia, Maryland – The corporate headquarters
●
Linthicum, Maryland – Storage facility for inventory related to our technology hardware
●
Chantilly, Virginia – The corporate office of AOC Key Solution
●
Fort Worth, Texas – The corporate office of Global entities

We believe our facilities are in good condition and adequate for their current use. We may improve, replace or reduce facilities as considered appropriate to meet the needs of our operations.

Liquidity and Capital Resources

The net cash flows from operating, investing and financing activities for the periods below were as follows (dollars in thousands):

	For the Year Ended December 31,
	2019	2018	Change
(dollars in thousands)			$	%
Net cash used in operating activities-continuing operations	$(11,767)	$(3,076)	$(8,691)	283%
Net cash (used in) provided by investing activities - continuing operations	(556)	472	(1,028)	-218%
Net cash provided by financing activities-continuing operations	11,639	2,409	9,230	383%
Net decrease in cash, cash equivalents and restricted cash and cash equivalents- continuing operations	$(684)	(195)	$(489)	251%

Net cash used in operating activities – continuing operations for the year ended December 31, 2019 increased by $8,691,000 which was primarily due to an increase in net loss from continuing operations to $14,412,000 for the year ended December 31, 2019, compared to $5,709,000 for the year ended December 31, 2018. Additionally, as of December 31, 2019 there was $5,101,000 of cash outflows related to the change in accounts receivable compared to a $733,000 cash inflow as of December 31, 2018. This change is related to the timing of our collections. These cash outflows were partially offset by (i) an impairment of intangible assets in the amount of $1,549,000 from Firestorm, (ii) $1,158,000 loss on extinguishment of debt we incurred in the first and third quarter of 2019, (iii) an increase in amortization of intangible assets of $1,308,000 in the year ended December 31, 2019, compared to $738,000 in the year ended December 31, 2018, (iv) an increase in amortization of deferred financing costs of $1,101,000 in the year ended December 31, 2019, compared to $94,000 in the year ended December 31, 2018, and (v) an increase in contract liabilities of $929,000 in the year ended December 31, 2019, compared to a $22,000 increase in the year ended December 31, 2018, mainly a result of $800,000 we received from a customer for a five-year software license.

The net decrease of net cash (used in) provided by investment activities – continuing operations of $1,028,000 was primarily due to proceeds from sale of note receivable in the amount of $1,475,000 received during the year ended December 31, 2018. This was partially offset by proceeds of $250,000 from the sale of Secure Education to a third party and a reduction in capital expenditures during the year ended December 31, 2019.

Net cash provided by financing activities – continuing operations for the year ended December 31, 2019 increased $9,230,000 from the prior year ended December 31, 2018. The increase was primarily due to (i) proceeds of $3,839,000 from the 2019 Promissory Notes, (ii) proceeds of $2,949,000 from sale of the Company common stock through the at-the-market agreement, and (iii) proceeds of $5,463,000 from the secured borrowing arrangement with LSQ Funding Group, L.C. (“LSQ”). This was partially offset by the repayment of the Wells Fargo line of credit.

During 2019 and 2018, we funded our operations primarily through cash from operating activities from our subsidiaries, secured borrowing arrangements, issuance of debt, and the sale of equity. As of December 31, 2019, we had unrestricted cash and cash equivalents from continuing operations of $1,180,000 and working capital deficit of $912,000, as compared to unrestricted cash and cash equivalents of $2,069,000 and working capital deficit of $44,000 as of December 31, 2018.

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

At December 31, 2019, within the Technology Segment, we had approximately $10,102,000 of licensing and subscription contracts that were closed prior to December 31, 2019, but, have a contractual subscription period beyond December 31, 2019. These subscription contracts generally cover a term of one to five years, in which the Company will recognize revenue ratably over the contract term. On occasion our customers will prepay the full contract or a substantial portion of the contract. Amounts related to the prepayment of the subscription contract for a service period that is not yet met are recorded as part of our contract liabilities balance. We currently expect to recognize approximately 46% of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the following four years.

At March 20, 2020, within the Technology Segment, we had approximately $13,833,000 of licensing and subscription contracts that were closed prior to March 20, 2020, but, have a contractual subscription period beyond March 20, 2020. The table below represents growth from December 31, 2018, or 105% and 181% through December 31, 2019 and March 20, 2020, respectively.

The table below shows the quarter by quarter growth in the unaudited remaining contract value of licensing and subscription contracts in the Technology Segment (dollars in thousands):

Series A Preferred Stock

The holders of Rekor Series A Preferred Stock are entitled to quarterly dividends in the amount of $0.175 (7% per annum) per share. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter.

For the year ended December 31, 2019 and 2018, we paid cash dividends of $0 and $264,000, respectively, to shareholders of record of Series A Preferred Stock. Accrued dividends payable to Series A Preferred Stock shareholders were $551,000 and $176,000 as of December 31, 2019 and December 31, 2018, respectively, and are presented as part of the accounts payables and accrued expenses on the consolidated balance sheets.

Series B Preferred Stock

As part of the acquisition of Global, we issued 240,861 shares of $0.0001 par value Series B Preferred Stock. All Series B Preferred Stock was issued at a price of $10.00 per share with a conversion price of $5.00 per share. Each Series B Preferred Stock has an automatic conversion feature based on our common stock share price. The Series B Preferred Stock is entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter. For the years ended December 31, 2019 and 2018, we paid cash dividends of $108,000 and $81,000, respectively, related to accrued dividends for Series B Preferred Stock shareholders. Accrued dividends payable to Series B Preferred Stock shareholders were $54,000 as of December 31, 2019 and December 31, 2018.

Short-Term Borrowing

On August 9, 2019, our wholly owned subsidiaries, Global Technical Services, Inc. and Global Contract Professionals, Inc, (together "Global"), entered an agreement with an unrelated third party, LSQ, pursuant to which Global sells its accounts receivable to LSQ and LSQ advances Global 90% of the value of the receivable. Global can advance up to $10,000,000 at one time. The term of the agreement is for 12 months and automatically renews for additional 12-month periods. The agreement is presented as secured borrowings, as the accounts receivable are sold with recourse back to Global, meaning that Global bears the risk of non-payment by the account debtor. The funded amount of accounts receivables that LSQ has provided to Global was $1,842,000 as of December 31, 2019 and is presented as part of current liabilities held for sale on the consolidated balance sheets. To secure its obligations to LSQ, Global has granted a first priority security interest in Global's accounts receivable and proceeds thereof. As of December 31, 2019, there were approximately $2,455,000 of receivables that are subject to collateral as part of this agreement. The receivables held as collateral are presented in assets held for sale on the consolidated balance sheets.

On August 9, 2019, AOC Key Solutions, also entered into an agreement with LSQ, as an unrelated third party, pursuant to which AOC Key Solutions sells its accounts receivable to LSQ and LSQ advances 90% of the value of the receivable to AOC Key Solutions. AOC Key Solutions can advance up to $5,000,000 at one time. The term of the agreement is for 12 months and automatically renews for additional 12-month periods. The agreement is presented as secured borrowings, as the accounts receivable are sold with recourse back to AOC Key Solutions, meaning that AOC Key Solutions bears the risk of non-payment by the account debtor. The funded amount of accounts receivables that LSQ has provided fund to AOC Key Solutions was $1,894,000 as of December 31, 2019 and is presented as part of the short-term borrowings on the consolidated balance sheets. To secure its obligations to LSQ, AOC Key Solutions has granted a first priority security interest in the AOC Key Solution’s accounts receivable and proceeds thereof. As of December 31, 2019, there were approximately $2,714,000 of receivables that are subject to collateral as part of this agreement. The receivables held as collateral are presented in the accounts receivable, net on the consolidated balance sheets.

During the year ended December 31, 2019, we recorded $112,000, in interest expense from continuing operations, related to the agreement with LSQ. Additionally, during the year ended December 31, 2019, we recorded $169,000 in interest expense from operations held for sale, related to the agreement with LSQ.

Promissory Notes

On March 12, 2019, we issued the 2019 Promissory Notes and the March 2019 Warrants. The loan was due and payable on March 11, 2021. In March 2020, we received an extension of the maturity date of the loan until June 12, 2021. The loan bears interest at 16% per annum, of which at least 10% per annum is required to be paid in cash. The full remaining portion of all interest, if any, accrues and is to be paid-in-kind. The notes also require a premium, if paid before the maturity date, a $1,000,000 exit fee due at maturity, and compliance with affirmative, negative and financial covenants. The covenants related to this note were deferred until June 2020. Transaction costs were approximately $403,000 for a work fee payable over 10 months, $290,000 in legal fees and a $200,000 closing fee. The loan is secured by a security interest in substantially all of the assets of Rekor. The March 2019 Warrants are exercisable over a period of five years, at an exercise price of $0.74 per share, and are valued at $706,000. The warrants were exercisable commencing March 12, 2019 and expire on March 12, 2024. The 2019 Promissory Notes have an effective interest rate of 24.87%. On March 12, 2019, we retired the entire $500,000 balance due on a promissory note issued under a March 16, 2016 Subordinated Note and Warrant Purchase Agreement with Avon Road Partners, L.P. (“Avon Road”), an affiliate of Robert Berman, Rekor’s President and CEO and a member of our Board of Directors. Under this agreement, we also issued to Avon Road, warrants to purchase 121,247 shares of our common stock. These warrants were exercised on December 11, 2017 for proceeds of $125,000 and none of these warrants were outstanding as of December 31, 2019 and December 31, 2018. The promissory note to Avon Road was extinguished on March 12, 2019 from proceeds of the 2019 Promissory Notes. Amortized financing cost for the year ended December 31, 2019 was $1,101,000 and is included in interest expense on the consolidated statement of operations.

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

As of December 31, 2019, Rekor did not have any material commitments for capital expenditures.

Balance Sheet Arrangements, Contractual Obligations and Commitments

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

Rekor’s accounting policies are further described in its historical audited consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K. Rekor has identified the following critical accounting policies:

Revenue Recognition

We generate our revenues substantially from two sources: (1) licensing and subscription revenues for software and related technology products and services and (2) professional services to clients. Some of our revenues are subject to seasonal variation, as more fully described in “Seasonality” below. In some cases, we have sold software on a long term license basis, that includes continuing opportunities to contract for maintenance and support at a relatively low periodic cost. In connection with such sales, we have deferred revenue recognition to spread it over the expected life of the contract and have established a contract liability associated with the contract. Our current sales model is oriented toward subscription sales.

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

The revenues for technology products and services are from fees that provide customers with software licenses and related support. During the second quarter of 2019, we changed our method of selling in the Technology Segment from perpetual software licenses, with associated maintenance services, to service subscriptions of limited duration. These subscriptions give the customer a license to use the latest version of the software only during the term of the subscription. Revenue is generally recognized ratably over the contract term. This change has impacted our revenue in the short term. However, the amount of contract revenue received over the long term is not expected to be reduced. Our subscription services arrangements are non-cancelable and do not contain refund-type provisions.

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

Management reviews accounts receivable to determine if any receivables will potentially be uncollectible. Factors considered in the determination include, among other factors, number of days an invoice is past due, client historical trends, available credit rating information, other financial data and the overall economic environment. Collection agencies may also be used if management so determines.

We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and our assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. The balance in the allowance for doubtful accounts was $48,000 and $24,000 as of December 31, 2019 and 2018, respectively and related to the Professional Services Segment.

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

Management has evaluated the recoverability of the net deferred income tax assets and the level of the valuation allowance required with respect to such net deferred income tax assets. After considering all available facts, we fully reserved for our net deferred tax assets because management believes that it is more likely than not that their benefits will not be realized in future periods. We will continue to evaluate net deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the net deferred income tax assets satisfy the realization standard, the valuation allowance will be reduced accordingly.

The tax effects of uncertain tax positions are recognized in the consolidated financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized. It is our accounting policy to account for Accounting Standards Codification (“ASC”) 740-10-25-related penalties and interest as a component of the income tax provision in the consolidated statements of operations.

As of December 31, 2019, and 2018, our evaluation revealed no uncertain tax positions that would have a material impact on the financial statements. The 2016 through 2018 tax years remain subject to examination by the IRS, as of December 31, 2019. Our management does not believe that any reasonably possible changes will occur within the next twelve months that will have a material impact on the financial statements.

Going Concern and Management’s Plan

Beginning with the year ended December 31, 2018 and all annual and interim periods thereafter, we will assess going concern uncertainty in our consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans and external bank lines of credit, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, our ability to delay or curtail expenditures or programs and our ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable that those implementations can be achieved and that we have the proper authority to execute them within the look-forward period.

We have generated losses since inception in February 2017 and have relied on cash on hand, external bank lines of credit, the sale of notes, debt financing and sales of common stock to support cashflow from operations. We attribute losses to restructuring and merger costs, public company corporate overhead and non-capital expenditures consequent to our change in strategic direction. As of and for the year ended December 31, 2019, we had a net loss from continuing operations of $14,412,000 and a working capital deficit of $912,000. The cash, cash equivalents and restricted cash and cash equivalents position was decreased by $684,000 for the year ended December 31, 2019 due to the net loss from operations, offset by the net proceeds of $3,839,000 from senior secured notes, the net proceeds of $2,949,000 from the At-the-Market Agreement and the net proceeds from the secured borrowing arrangement of $5,463,000.

We believe that based on relevant conditions and events that are known and reasonably knowable, our current forecasts and projections, for one year from the date of the filing of the consolidated financial statements in this Annual Report on Form 10-K, indicate our ability to continue operations as a going concern for that one-year period. We are actively monitoring our operations, the cash on hand and working capital. Additionally, as of December 31, 2019, we believe we have access to raise up to $11,727,000 through the At Market Issuance Sales Agreement (the “Sales Agreement”). As of March 30, 2020, we have $9,655,000 available for sale under the Sales Agreement. We will continue to raise capital through the Sales Agreement to help fund operations. Should access to those funds be unavailable, we will need to seek out additional sources of funding. Furthermore, we have contingency plans to reduce or defer expenses and cash outlays should operations weaken in the look-forward period or additional financing, if needed, is not available.

Our ability to generate positive operating results and complete the execution of our business strategy will depend on (i) our ability to maintain timely collections from existing customers in, as well as continue the growth of, our Technology Segment, (ii) timely completion of the disposition of the businesses in our Professional Services Segment, (iii) the continued performance of our contractors, subcontractors and vendors, (iv) our ability to maintain and build good relationships with our lenders and financial intermediaries, (v) our ability to meet debt covenants or obtain waivers in case of noncompliance and (vi) the stability of the world economy and global financial markets. To the extent that events outside of our control have a significant negative impact on economic and/or market conditions, they could affect payments from customers, services and supplies from vendors, our ability to continue to secure new business, raise capital, complete the sale of our assets held for sale in a timely fashion and otherwise, depending on the severity of such impact, materially adversely affect our operating results.

New Accounting Pronouncements

See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Business and Significant Accounting Policies”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTRY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Rekor Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rekor Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2018 financial statements to retrospectively apply the change in accounting for Global Technical Services, Inc. and Global Contract Professionals, Inc. (together “Global”), which met the criteria for held for sale classification during 2019, as described in Notes 1 and 3. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2018 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2018 financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2019.

East Hanover, New Jersey
March 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rekor Systems, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to classify certain amounts due to the held for sale classification of Global Technical Services, Inc. and Global Contract Professionals, Inc. (together “Global”), as described in Notes 1 and 3, the accompanying consolidated balance sheet of Rekor Systems, Inc. and its subsidiaries (previously known as Novume Solutions, Inc.) (the “Company”) as of December 31, 2018, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the year then ended (the 2018 consolidated financial statements before the effects of the adjustments to classify certain amounts due to the held for sale classification of Global as described in Notes 1 and 3 are not presented herein) (collectively referred to as the 2018 consolidated financial statements). In our opinion, the 2018 consolidated financial statements, before the effects of the adjustments to classify certain amounts due to the held for sale classification of Global, as described in Notes 1 and 3, present fairly, in all material respects, the financial position of Rekor Systems, Inc, as of December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to classify certain amounts due to the held for sale classification of Global, as described in Notes 1 and 3 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Friedman LLP.

Basis for Opinion

These 2018 consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's 2018 consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the 2018 consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the 2018 consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the 2018 consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BD & Company, Inc.
BD & Company, Inc.

We served as the Company’s auditor from 2017 through 2018.
Owings Mills, Maryland
April 11, 2019

REKOR SYSTEMS, INC. AND SUBSIDERIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$1,180	$2,069
Restricted cash and cash equivalents	461	609
Accounts receivable, net	4,831	2,976
Inventory	302	73
Other current assets, net	230	167
Current assets held for sale	3,226	2,636
Total current assets	10,230	8,530
Property and equipment, net	483	462
Right-of-use lease assets, net	782	-
Goodwill	6,336	1,402
Intangible assets, net	8,244	3,456
Deposits and other long-term assets	11	51
Long-term assets held for sale	2,906	4,154
Total assets	$28,992	$18,055
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued expenses	$4,971	$3,437
Short-term borrowings	1,894	566
Notes payable, current portion	-	2,469
Lease liability, short-term	302	-
Contract liabilities	749	207
Current liabilities held for sale	2,416	1,895
Total current liabilities	10,332	8,574
Notes payable	20,409	875
Lease liability, long-term	667	-
Deferred rent	-	8
Contract liabilities, long-term	775	-
Deferred tax liability	10	-
Long term liabilities held for sale	30	90
Total liabilities	32,223	9,547
Series A Cumulative Convertible Redeemable Preferred stock, $0.0001 par value, 505,000 shares authorized and 502,327 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	5,804	5,052
Commitments and Contingencies
Stockholders' (Deficit) Equity
Common stock, $0.0001 par value, 30,000,000 shares authorized, 21,595,653 and 18,767,619 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	2	2
Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of December 31, 2019 and December 31, 2018, respectively	-	-
Series B Cumulative Convertible Preferred stock, $0.0001 par value, 240,861 shares authorized, issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	-	-
Additional paid-in capital	19,371	15,518
Accumulated deficit	(28,408)	(12,064)
Total stockholders’ (deficit) equity	(9,035)	3,456
Total liabilities and stockholders’ (deficit) equity	$28,992	$18,055

The accompanying notes are an integral part of these consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDERIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Year ended December 31,
	2019	2018
Revenue:
Technology	$5,469	$3,522
Professional Services	13,851	16,532
Total revenue	19,320	20,054

Cost of revenue:
Technology	1,652	1,642
Professional Services	7,406	8,336
Total cost of revenue	9,058	9,978

Gross profit:
Technology	3,817	1,880
Professional Services	6,445	8,196
Gross profit	10,262	10,076

Operating expenses:
General and administrative expenses	14,151	13,310
Selling and marketing expenses	2,222	1,758
Research and development expenses	1,429	131
Impairment of intangibles	1,549	-
Operating expenses	19,351	15,199

Loss from operations	(9,089)	(5,123)
Other income (expense):
Loss on extinguishment of debt	(1,158)	-
Interest expense	(4,098)	(492)
Other expense	(20)	(65)
Total other expense	(5,276)	(557)
Loss before income taxes	(14,365)	(5,680)
Income tax provision	(47)	(29)
Net loss from continuing operations	$(14,412)	$(5,709)
Income (loss) from operations held for sale (including goodwill impairment of $1,022,000 in 2019)	(1,472)	6
Income tax provision from operations held for sale	-	-
Net income (loss) from operations held for sale	(1,472)	6
Net loss	$(15,884)	$(5,703)
Loss per common share from continuing operations - basic and diluted	(0.78)	(0.44)
Income (loss) per common share from operations held for sale - basic and diluted	(0.07)	-
Loss per common share - basic and diluted	$(0.85)	$(0.44)

Weighted average shares outstanding
Basic and diluted	20,033,023	15,409,014

The accompanying notes are an integral part of these consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDERIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
 (Dollars in thousands, except share data)

	Shares of Common Stock	Common Stock	Shares of Series B Preferred Stock	Series B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2017	14,463,364	$1	240,861	$-	$12,343	$(5,834)	$6,510
Cumulative effect adjustment of adopting ASU 2014-09	-	-	-	-	-	(67)	(67)
Balance as of January 1, 2018	14,463,364	1	240,861	-	12,343	(5,901)	6,443
Stock-based compensation	-	-	-	-	465	-	465
Issuance of warrants	-	-	-	-	123	-	123
Issues of common stock, net of costs	4,125,000	1	-	-	2,796	-	2,797
Issuance of common stock for the extinguishment of warrants	96,924	-	-	-	134	-	134
Net common stock issued in Secure Education Consultants acquisition	33,333	-	-	-	163	-	163
Issuance related to note payable	35,000	-	-	-	126	-	126
Issuance upon exercise of stock options	13,998	-	-	-	23	-	23
Preferred stock dividends	-	-	-	-	-	(460)	(460)
Accretion of Series A preferred stock	-	-	-	-	(655)	-	(655)
Net loss	-	-	-	-	-	(5,703)	(5,703)
Balance as of December 31, 2018	18,767,619	2	240,861	-	15,518	(12,064)	3,456
Stock-based compensation	-	-	-	-	446	-	446
Issuance of warrants in conjunction with notes payable	-	-	-	-	706	-	706
Exercise of cashless warrants in exchange for common stock	815,290	-	-	-	-	-	-
Exercise of warrants in exchange for common stock	116,376	-	-	-	103	-	103
Common stock issued in OpenALPR acquisition	600,000	-	-	-	397	-	397
Issuance of common stock pursuant to at the market offering, net	1,292,730	-	-	-	2,949	-	2,949
Exercise of warrants related to series A preferred stock	3,638	-	-	-	4	-	4
Preferred stock dividends	-	-	-	-	-	(460)	(460)
Accretion of Series A preferred stock	-	-	-	-	(752)	-	(752)
Net loss	-	-	-	-	-	(15,884)	(15,884)
Balance as of December 31, 2019	21,595,653	$2	240,861	$-	$19,371	$(28,408)	$(9,035)

The accompanying notes are an integral part of these consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDERIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2019	2018
Cash Flows from Operating Activities
Net loss from continuing operations	$(14,412)	$(5,709)
Net income (loss) from operations held for sale	(1,472)	6
Net loss	(15,884)	(5,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	348	309
Amortization of right-of-use lease asset	211	-
Share-based compensation	446	465
Amortization of financing costs	1,101	94
Warrant expense	-	134
Deferred rent	-	(11)
Change in fair value of derivative liability	-	(78)
Amortization of intangible assets	1,308	738
Impairment of intangible assets	1,549	-
Impairment of investment	-	262
Allowance for other receivables	-	135
Loss on extinguishment of debt	1,158	-
Loss on abandonment of lease	70	-
Provision for deferred taxes	10	-
Loss on sale of Secure Education Consultants	3	-
Changes in operating assets and liabilities:
Accounts receivable	(5,101)	733
Inventory	(229)	83
Deposits and other long-term assets	40	(16)
Other current assets, net	(50)	52
Accounts payable and accrued expenses	954	(289)
Contract liabilities	929	22
Lease liability	(102)	-
Net cash used in operating activities - continuing operations	(11,767)	(3,076)
Net cash (used in) provided by operating activities - held for sale operations	(9,565)	1,025
Net cash used in operating activities	(21,332)	(2,051)
Cash Flows from Investing Activities
Proceeds from sale of note receivable	-	1,475
Proceeds from sale of Secure Education Consultants	250	-
Capital expenditures	(806)	(1,003)
Net cash (used in) provided by investing activities - continuing operations	(556)	472
Net cash used in investing activities - held for sale operations	(7)	(77)
Net cash (used in) provided by investing activities	(563)	395
Cash Flows from Financing Activities
Proceeds from short-term borrowings	5,463	41,168
Repayments of short-term borrowings	(611)	(43,171)
Net proceeds from notes payable	3,839	2,000
Net proceeds from exercise of options	-	23
Net proceeds from exercise of warrants	103	-
Net proceeds from exercise of warrants associated to series A preferred stock	4	-
Net proceeds from issuance of common stock	-	2,797
Net proceeds from at-the-market agreement	2,949	-
Payment of preferred dividends	(108)	(345)
Payment of financing costs	-	(63)
Net cash provided by financing activities - continuing operations	11,639	2,409
Net cash provided by financing activities - held for sale operations	9,354	58
Net cash provided by financing activities	20,993	2,467
Net decrease in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	(684)	(195)
Net increase in cash, cash equivalents and restricted cash and cash equivalents - held for sale operations	(218)	1,006
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(902)	811
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	2,768	1,957
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$1,866	$2,768

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of period - continuing operations	$1,180	$2,069
Restricted cash and cash equivalents at end of period - continuing operations	461	609
Cash and cash equivalents at end of period - held for sale operations	225	90
Cash, cash equivalents and restricted cash at end of period	$1,866	$2,768

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Rekor Systems, Inc. (the “Company” or “Rekor”), formally known as Novume Solutions, Inc. (Novume), was formed in February 2017 to effectuate the mergers of, and become a holding company for KeyStone Solutions, Inc. (“KeyStone”) and Rekor Recognition Systems, Inc. (“Rekor Recognition”), formally known as Brekford Traffic Safety, Inc. (“Brekford”).

On February 28, 2019, the Company renamed Brekford to Rekor Recognition Systems, Inc. For narrative purposes, all references to Brekford before February 28, 2019 are to Brekford Traffic Safety, Inc. and to Rekor Recognitions Systems, Inc. on and after February 28, 2019.

Rekor is a leader in the field of vehicle identification and management systems driven by leading edge advances in artificial intelligence ("AI"). In development for over five years using AI processes, including machine learning algorithms, the Company’s core software enables the creation of more powerful and capable vehicle recognition systems that can be deployed at a fraction of the cost of traditional vehicle recognition systems. The software enables a wider field of view, greater light sensitivity, recognitions at faster speeds and the ability to identify the color, make and type of a vehicle as well as direction of travel. These capabilities are particularly useful in solving a wide variety of real-world roadway and vehicle related challenges. In addition, the reductions in cost have opened up a number of new uses for vehicle recognition technology that were not previously cost effective. The Company currently provides products and services for governmental organizations, for large and small businesses and for individuals throughout the world. Customers are currently using the Company’s products or services in over 70 countries, with offerings for smart cities, public safety, security, transportation, parking and logistics.

Currently, the Company’s business activities also include providing professional services in the government contracting, aviation and aerospace industries. As part of the development of a new line of products for the public safety and security markets, the Company acquired industry leading vehicle recognition software in March 2019. In connection with this acquisition, the Company determined that its resources are best concentrated on vehicle recognition products and services and have reorganized and retooled its product development, business development and administrative resources, with increasing emphasis on the technology area. The Board of Directors has also authorized management to explore opportunities for the sale of the Company’s professional services businesses. In keeping with the shift in resources and strategic direction that this represents, the Company has reorganized its financial reporting into two business segments: the Technology Segment and the Professional Services Segment. This reporting segmentation reflects the Company’s separate focus on and expectations for technology products and services versus professional services.

On March 29, 2019, the Company announced that its Board of Directors approved changing the Company’s name to Rekor Systems, Inc. This name change was a result of the Company’s increased focus on technology products and services, and aligns with the renaming of Brekford Traffic Safety, Inc. to Rekor Recognition Systems, Inc. In connection with this name change, the Company changed:

●
the ticker symbol for the Company’s common stock on the Nasdaq Stock Market to “REKR” and the CUSIP number for the common stock to 759419 104;

●
the ticker symbol for Company’s Series A Preferred Stock on the OTC Markets OTCQB exchange to “REKRP” and the CUSIP number for Company’s Series A Preferred Stock to 759419 203; and

●
the ticker symbol for warrants on the OTC Markets OTCQB exchange to “REKRW” and the CUSIP number for the warrants to 759419 112.

Technology Segment. The Technology Segment operations are conducted by the Company’s wholly owned subsidiary, Rekor Recognition Systems, Inc. (“Rekor Recognition”). Formerly named Brekford Traffic Safety, Inc., Rekor Recognition has been involved in the public safety business since 1996. In connection with the development of several new public safety products, Rekor Recognition determined to acquire substantially all the assets of OpenALPR Technology, Inc. This acquisition (the “OpenALPR Technology Acquisition”), completed in March 2019, transferred vehicle recognition software and associated licenses and proprietary rights to OpenALPR Software Solutions, LLC (“OpenALPR”), a new wholly owned subsidiary of Rekor Recognition. OpenALPR’s vehicle recognition platform, already operating in more than 12,000 cameras in over 70 countries worldwide, has laid the groundwork for the expansion of the Company’s product lines, enabling multiple deployment mechanisms.

Since the OpenALPR Technology Acquisition, the Company has expanded its vehicle recognition product and service lines into a much broader range of customer segments, starting with public safety. The Company shifted from a perpetual licensing model to a subscription-based model, rebranded the software suites as “Watchman” and “Car-Check” and released several packaged hardware and software solutions with preloaded versions of each of these vehicle recognition engines. By the end of 2019, the Company had a portfolio of more than ten products, permitting it to offer full-scale vehicle recognition services for nearly any large or small public agency, commercial or residential setting.

Rekor’s software currently has the capability to analyze multi-spectral images and/or video streams produced by nearly any Internet Protocol security camera and concurrently extract license plate data by state from more than 70 countries, in addition to the vehicle’s make, color, type and direction of travel. When combined with speed optimized code, parallel processing capability and best-in-class accessories, such as cameras and communications modules, the software captures license plate data and vehicle characteristics at extremely high vehicle speeds with a high degree of accuracy, even in unusually difficult conditions, such as low lighting, poor weather, extreme camera viewing angles, and obstructions.

Prior to the development of the Company’s vehicle identification software, highly accurate results were not available using a typical Internet Protocol camera. The Company believes that the ability to use less expensive hardware will change the dynamics of the existing public safety market, enabling the creation of increasingly robust networks with cameras at more locations. In addition, the Company expects the cost advantages and high degree of accuracy to create competitive advantages in tolling systems and logistics operations that currently rely on complex radio frequency identification (“RFID”) systems. The Company also expects the lower costs, superior distance and field of view capabilities and the ability to capture additional vehicle information, such as direction, color, make and type of vehicle, to open opportunities in other market segments, such as parking operations, school safety and retail customer loyalty programs; and particularly smart cities and smart roadways. Smart roadway systems, sometimes referred to as smart transport or intelligent transport systems (“ITS”), inclusive of parking management and guidance, passenger information, and traffic management systems, can optimize the movement of vehicles to make travel safer and more efficient. These technologies are expected to enable users to be more coordinated, better informed, and make safer and smarter use of transport networks.

The Company’s vision is “AI with a Purpose.” The Company intends to evolve beyond vehicle recognition for public safety markets into the recognition and analysis of vehicle activities (inclusive of motion and behaviors), to develop systems to identify unsafe situations (e.g. wrong way driving, pedestrian on roadway, etc.) and optimize traffic flows, and develop numerous other data driven applications centered around vehicle knowledge.

Professional Services Segment. The Company has provided professional services and staffing solutions to the government contracting and the aerospace and aviation industries. The Professional Services Segment includes AOC Key Solutions, Inc. (“AOC Key Solutions”); Global Technical Services, Inc. (“GTS”); Global Contract Professionals, Inc. (“GCP”, and together with GTS, “Global”); and Firestorm Solutions, LLC (Firestorm Solutions”) and Firestorm Franchising, LLC (“Firestorm Franchising” and together with Firestorm Solutions, “Firestorm”). Currently, as a leading provider of support services to the federal government contracting market, AOC Key Solutions’ primary clients are companies that serve the federal government. However, in support of the Technology Segment, the Company has recently been active in the state and local government contracting market. The Company provides professional services that offer scalable and compliant outsourced support for its government contractor clients. The Company helps these clients to win government contracts and capture new businesses. Global provides specialized staffing services, primarily in the aerospace and aviation industries. In connection with the Company’s reorganization and focus on technology products and services, it is actively engaged in evaluating, reconfiguring, selling, and discontinuing various business assets or entities in the Professional Services Segment. As part of this process, the Company discontinued the operations of Firestorm Franchising and has determined to sell Global and AOC Key Solutions. The Company has identified several potential buyers for Global and is in negotiations with one of them. In March 2020, the Company received a proposal from the current management of AOC Key Solutions to purchase that subsidiary, which is being considered by its Board of Directors. AOC Key Solutions did not meet the held for sale criteria as of December 31, 2019 and thus AOC Key Solutions was not presented as part of operations held for sale in the financial statements and notes to the financial statements presented as of December 31, 2019.

Basis of Consolidation

The consolidated financial statements include the accounts of Rekor Systems, Inc., the parent company, and its wholly owned subsidiaries AOC Key Solutions, Inc., Rekor Recognition Systems, Inc., Novume Media, Inc., Firestorm Solutions, LLC, Firestorm Franchising, LLC, Global Technical Services, Inc., Global Contract Professionals, Inc. and OpenALPR Software Solutions, LLC (collectively, the “Company”).

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the accounting rules under Regulation S-X, as promulgated by the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation. Beginning in the second quarter of 2019, sales and marketing expenses and research and development expenses have been presented separately from general and administrative expenses on the consolidated statements of operations, whereas in prior periods these amounts were included in one caption titled selling, general and administrative expenses. Amounts for the period ending December 31, 2018, have been reclassified to conform to the current year presentation.

In the opinion of management, all adjustments necessary for a fair presentation for the periods presented have been reflected as required by Regulation S-X, Rule 10-01. All necessary adjustments are of a normal, recurring nature.

Held for Sale Operations

During the third quarter of 2019, the Company began to separately report the results of Global Technical Services, Inc. and Global Contract Professionals, Inc. (together “Global”), the Company’s wholly owned subsidiaries, including substantially all of the assets and liabilities comprising Global, as operations held for sale. The Company is reporting the operating results and cash flows of Global as operations held for sale, and thus they have been excluded from continuing operations and segment results for all periods presented. Prior to the third quarter of 2019, the operating results for Global were presented in the Professional Services Segment. The assets and liabilities of Global are presented as current and long-term assets and liabilities held for sale in the consolidated balance sheets and its results are presented as income (loss) from operations held for sale in the consolidated statement of operations. In cases where the carrying value amount exceeds the fair value, less costs to sell, an impairment loss is recognized. Due to the held for sale classification of Global, certain amounts have been reclassified in order to conform to the current period presentation.

Interest on debt that is expected to be assumed by the buyer as a result of the sale transaction has be allocated to operations that are classified as held for sale. The Company does not expect to assume debt as a result of the sale of Global. For the years ended December 31, 2019 and 2018 interest allocated to operations held for sale was $294,000 and $117,000, respectively.

Long-lived assets and intangible assets to be sold will be recovered through sale and not through future operations. Therefore, long-lived assets are not depreciated or amortized once they are classified as held for sale.

See Note 3 for additional information regarding the Company's held for sale operations.

Going Concern Assessment

Beginning with the year ended December 31, 2018 and all annual and interim periods thereafter, management will assess going concern uncertainty in the Company’s consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans and external bank lines of credit, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, its ability to delay or curtail expenditures or programs and its ability to raise additional capital, if necessary, among other factors. Based on this assessment, as necessary or applicable, management makes certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent it deems it probable that those implementations can be achieved and that management has the proper authority to execute them within the look-forward period.

The Company has generated losses since its inception in February 2017 and has relied on cash on hand, external bank lines of credit, the sale of a note, proceeds from common stock, debt financing and a public offering of its common stock to support cashflow from operations. The Company attributes losses to merger costs, public company corporate overhead and non-capital expenditures consequent to the Company's change in strategic direction. As of and for the year ended December 31, 2019, the Company had a net loss from continuing operations of $14,412,000 and a working capital deficit of $912,000. The Company's net cash position was decreased by $902,000 for the year ended December 31, 2019 due to the net loss from operations, offset by the net proceeds of $3,839,000 from senior secured notes, the net proceeds of $2,949,000 from the At-the-Market Agreement and the net proceeds from the secured borrowing arrangement of $5,463,000.

Management believes that based on relevant conditions and events that are known and reasonably knowable, its current forecasts and projections, for one year from the date of the filing of the consolidated financial statements in this Annual Report on Form 10-K, indicate the Company’s ability to continue operations as a going concern for that one-year period. The Company is actively monitoring its operations, the cash on hand and working capital. Additionally, as of December 31, 2019, the Company believes it has access to raise up to $11,727,000 through the At Market Issuance Sales Agreement (the “Sales Agreement”). As of March 30, 2020, the Company has $9,655,000 available for sale under the Sales Agreement. The Company will continue to raise capital through the Sales Agreement to help fund operations. Should access to those funds be unavailable, the Company will need to seek out additional sources of funding. Furthermore, the Company has contingency plans to reduce or defer expenses and cash outlays should operations weaken in the look-forward period or additional financing, if needed, is not available.

The Company's ability to generate positive operating results and complete the execution of its business strategy will depend on (i) its ability to maintain timely collections from existing customers in, as well as continue the growth of, its Technology Segment, (ii) timely completion of the disposition of the businesses in its Professional Services Segment, (iii) the continued performance of its contractors, subcontractors and vendors, (iv) its ability to maintain and build good relationships with its lenders and financial intermediaries, (v) its ability to meet debt covenants or obtain waivers in case of noncompliance and (vi) the stability of the world economy and global financial markets. To the extent that events outside of the Company's control have a significant negative impact on economic and/or market conditions, they could affect payments from customers, services and supplies from vendors, its ability to continue to secure new business, raise capital, complete the sale of its assets held for sale in a timely fashion and otherwise, depending on the severity of such impact, materially adversely affect its operating results.

Rounding

Dollar amounts, except per share data, in the notes to these financial statements are rounded to the closest $1,000, unless otherwise indicated.

Concentration of Risk

The Company places its temporary cash investments with higher rated quality financial institutions located in the United States (“U.S.”). As of December 31, 2019, and 2018, the Company had deposits from continuing operations totaling $1,641,000 and $2,678,000, respectively, in one and three U.S. financial institutions that were federally insured up to $250,000 per account, respectively.

The Company has a market concentration of revenue and accounts receivable, from continuing operations, in its Professional Services Segment related to its customer base.

Company A accounted for 20% and 19% of the Company’s total revenues for the years ended December 31, 2019 and 2018, respectively.

Company B accounted for 17% and less than 10% of the Company’s total revenues for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, accounts receivable from Company A and Company B totaled $813,000 or 17%, and $1,320,000 or 27%, respectively, of the consolidated accounts receivable balance. As of December 31, 2018, Company A and Company B accounted for $1,043,000, or 35%, and $483,000, or 16%, respectively, of the consolidated accounts receivable balance.

No other single customer accounted for more than 10% of the Company’s consolidated revenue for the year ended December 31, 2019 or consolidated accounts receivable balance as of December 31, 2019.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with the maturity of three months or less to be cash equivalents.

Cash subject to contractual restrictions and not readily available for use is classified as restricted cash and cash equivalents. The Company’s restricted cash balances are primarily made up of cash collected on behalf of certain client jurisdictions. Restricted cash and cash equivalents for these client jurisdictions as of December 31, 2019 and 2018 were $461,000 and $609,000, respectively, and correspond to equal amounts of related accounts payable and are presented as part of accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its clients’ financial condition, and the Company generally does not require collateral.

The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to cover the risk of collecting less than full payment of the receivables. At each balance sheet date, the Company evaluates its receivables and assess the allowance for doubtful accounts based on specific customer collection issues and historical write-off trends. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance.

Based on the information available, the Company determined that an allowance for loss of $48,000 and $24,000 was required at December 31, 2019 and 2018, respectively.

Inventory

Inventory principally consists of parts held temporarily until installed for service. Inventory is valued at the lower of cost or market value. The cost is determined by the lower of first-in, first-out (“FIFO”) method, while market value is determined by replacement cost for components and replacement parts.

Property and Equipment

Property and equipment are stated at cost or fair value at acquisition date for assets obtained through business combinations, less accumulated depreciation. Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations.

Depreciation is recorded on the straight-line basis over the following estimated lives:

Class of assets	Useful life
Furniture and fixtures	2 - 10 years
Office equipment	2 - 5 years
Leasehold improvements	Shorter of asset life or lease term
Automobiles	3 - 5 years
Camera systems	3 years

Repairs and maintenance are expensed as incurred. Expenditures for additions, improvements and replacements are capitalized.

Software Development Costs

Research and development costs to develop software to be sold, leased or marketed are expensed as incurred up to the point of technological feasibility for the related software product. Capitalized internally developed software costs, net, not yet placed in service were $966,000 and $829,000 as of December 31, 2019 and 2018, respectively. In 2019, the Company placed in service $232,000 of capitalized development costs related to software to be sold, leased or marketed.

Software developed for internal use, with no substantive plans to market such software at the time of development, are capitalized and included in intangible assets, net in the consolidated balance sheets. Costs incurred during the preliminary planning and evaluation and post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. In 2019, the Company capitalized $91,000 of development costs related to internal use software. In 2018, capitalized costs related to software developed for internal use were immaterial.

Leases

On January 1, 2019 the Company adopted Accounting Standard Codification (“ASC”) Topic 842, Leases ("ASC 842"), using the optional transition method whereby the Company applied the new lease requirements under Accounting Standards Update (“ASU”) 2016-02 through a cumulative-effect adjustment, which after completing the Company’s implementation analysis, resulted in no adjustment to its January 1, 2019 beginning retained earnings balance. On January 1, 2019, the Company recognized $921,000 of right of use (“ROU”) operating lease assets and $951,000 of operating lease liabilities, including noncurrent operating lease liabilities of $778,000, as a result of adopting this standard. The difference between ROU operating lease assets and operating lease liabilities was primarily due to previously accrued rent expense relating to periods prior to January 1, 2019.

The new standard provides several optional practical expedients for use in transition. The Company elected to use what the Financial Accounting Standard Board (“FASB”) has deemed the “package of practical expedients,” which allows the Company not to reassess the Company’s previous conclusions about lease identification, lease classification and the accounting treatment for initial direct costs. The ASU also provided several optional practical expedients for the ongoing accounting for leases. The Company has elected the short-term lease recognition exemption for all leases that qualify, meaning that for leases with terms of twelve months or less, the Company will not recognize ROU assets or lease liabilities on the Company’s consolidated balance sheets. Additionally, the Company has elected to use the practical expedient to not separate lease and non-lease components for leases of real estate, meaning that for these leases, the non-lease components are included in the associated ROU asset and lease liability balances on the Company’s consolidated balance sheets. The comparative periods have not been restated for the adoption of ASU 2016-02.

The Company determines if an arrangement contains a lease and the classification of that lease, if applicable, at inception. Operating leases are included in operating lease ROU assets, operating lease liabilities and operating lease liabilities (net of current portion) in the consolidated balance sheets. The Company does not currently have any finance leases.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments under the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The implicit rate within the Company’s operating leases are generally not determinable and the Company uses its incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of the Company’s incremental borrowing rate requires judgment. The Company determined the incremental borrowing rate for each lease using the Company’s current borrowing rate, adjusted for various factors including level of collateralization and term to align with the terms of the lease. The operating lease ROU asset also includes any lease prepayments, offset by lease incentives. Certain of the Company’s leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain the Company will exercise that option. An option to terminate is considered unless it is reasonably certain the Company will not exercise the option.

Lease expense for lease payments is recognized on a straight-line basis over the term of the lease.

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

Goodwill and Other Intangibles

Goodwill represents the excess of the fair value of consideration transferred in a business combination over the fair value of tangible and intangible assets acquired, net of the fair value of liabilities assumed. Goodwill is tested for impairment within one year of acquisitions or annually as of October 1, and whenever indicators of impairment exist. In testing goodwill for impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company’s qualitative assessment indicates that goodwill impairment is more likely than not, the Company will perform a two-step impairment test. The Company will test goodwill for impairment under the two-step impairment test by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The Company estimates the fair value of the reporting units using discounted cash flows. Forecasts of future cash flows are based on the Company’s best estimate of future net sales and operating expenses, based primarily on expected growth and general economic conditions. Based on the annual impairment test the Company concluded that the fair value of each of its reporting units exceeded its respective carrying value.

Identifiable intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Identifiable intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Except for goodwill, the Company does not have any intangible assets with indefinite useful lives.

During the second quarter of 2019 the Company wrote-off $1,549,000 of intangible assets associated with the Company's wholly owned subsidiaries Firestorm Solutions, LLC, Firestorm Franchising LLC, Secure Education Consultants and BC Management, Inc. (collectively, “Firestorm”).

In the fourth quarter of 2019, the Company recorded non-deductible goodwill impairment charge of $1,022,000, related to the Company’s Global subsidiaries, which are classified as operations held for sale. The impairment charges were non-cash in nature and did not affect the Company’s liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under the Company’s debt agreements. See Note 8 “Intangible Assets” for information regarding the Company’s goodwill impairment charges.

Revenue Recognition

The Company derives its revenues substantially from two sources: (1) license and subscription fees for software and related products and services, and (2) professional services to clients.

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
●
Determination of the transaction price
●
Allocation of the transaction price to the performance obligations in the contract
●
Recognition of revenue when, or as, performance obligations are satisfied

The following table presents a summary of revenue:

	Year ended December 31,
	2019	2018
Technology
Automated traffic safety enforcement	$3,403	$3,413
Licensing and subscription revenue	2,066	-
Other revenue	-	109
Total Technology revenue	5,469	3,522
Professional Services
Consulting and technical support services	13,827	16,435
Franchising Services	24	97
Total Professional Services revenue	13,851	16,532
Total revenue	$19,320	$20,054

Technology Revenues

The revenues for technology products and services are from fees that provide customers with software licenses and related support and service fees for various public safety services.

In March 2019, the Company acquired substantially all of the assets of a software development company, OpenALPR Technologies, Inc. The software acquired from this acquisition and subsequently developed by the Company have provided the basis for the Company’s licensing and subscription revenue. Licensing and subscription, include services which operate in many installations with a high accuracy rate, include a web server, self-managed database, and access to a powerful, cross-platform application programming interface. The software employs a convolutional neural network architecture to classify images and features include seamless video analysis and data analytics. Current customers include law enforcement agencies, highway authorities, parking system operators, private security companies, and wholesale and retail operations supporting logistics and customer loyalty programs. During the second quarter of 2019, the Company changed its method of selling in the Technology Segment from perpetual software licenses, with associated maintenance services, to service subscriptions of limited duration. These subscriptions give the customer a license to use the latest version of the software only during the term of the subscription. Revenue is generally recognized ratably over the contract term. This change is expected to impact the Company's revenue in the short term. However, the amount of contract revenue received over the long-term impact is expected to be relatively consistent. The Company’s subscription services arrangements are non-cancelable and do not contain refund-type provisions. Revenue is recognized ratably over the licensing or subscription term.

Automated traffic safety enforcement arrangements provide traffic safety systems to a number of municipalities in North America. These systems include hardware that identifies red light and school safety zone traffic violations and software that captures and records forensic images, analyses the images to provide data and supports citation management services. The Company also provides an enterprise parking enforcement solution that the Company licenses to parking management companies and municipalities.  Revenue is recognized monthly based on the number of camera systems that are operated, or the number of citations issued by the relevant municipality.

Professional Services Revenues

Consulting and Technical Support Services is primarily comprised of government contracting support services that assist government contractors with critical aspects of their business. These services include market intelligence and opportunity identification; capture and strategic advisory; proposal strategy and development; teaming support; and managed human capital services. The Company’s services also help commercially focused firms gain entry into the government contracting market. These revenues are recognized as the services are rendered for time and materials contracts, on a proportional performance basis for fixed price contracts, or ratably over the contract term for fixed price contracts with subscription services.

For those contracts that have multiple performance obligations, the Company allocates the total transaction price to each performance obligation based on its relative standalone selling price, which is determined based on the Company’s overall pricing objectives, taking into consideration market conditions and other factors.

  A performance obligation is a promise in a contract with a customer to transfer services that are distinct. The performance obligations that are not yet satisfied or partially satisfied are performance obligations that are expected to be recognized as revenue in the future for a contract with a customer which was executed as of a particular date. At December 31, 2019, the Company had approximately $10,102,000 of remaining performance obligations not yet satisfied or partially satisfied related to its Technology Segment. The Company expects to recognize approximately 46% of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the next two to four years thereafter.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled accounts receivables, and contract liabilities on the consolidated balance sheets. Billed and unbilled accounts receivable are presented as part of accounts receivable, net on the consolidated balance sheets. When billings occur after the work has been performed, such unbilled amounts will generally be billed and collected within 60 to 120 days but typically no longer than over the next twelve months. Unbilled accounts receivables of $488,000 and $295,000 were included in accounts receivable, net, in the consolidated balance sheets as of December 31, 2019 and December 31, 2018, respectively. Additionally, unbilled accounts receivables of $298,000 and $830,000 were included in current assets held for sale in the consolidated balance sheets as of December 31, 2019 and December 31, 2018, respectively.

When the Company advance bills clients prior to the work being performed, generally, such amounts will be earned and recognized in revenue within the next six months to five years, depending on the subscription or licensing period. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the year ended December 31, 2019 were not materially impacted by any other factors. Contract liabilities from the year ended December 31, 2019 and December 31, 2018 were $1,524,000 and $207,000, respectively. All contract liabilities as of December 31, 2019 and December 31, 2018 were attributable to continued operations. During the year ended December 31, 2019 all of the contract liabilities balance as of December 31, 2018 was recognized as revenue.

The services due for contract liabilities described above are shown below as of December 31, 2019 (dollars in thousands):

2020	$774
2021	243
2022	219
2023	191
2024	97
Total	$1,524

Practical Expedients Election ‒ Costs to Obtain and Fulfill a Contract ‒ The Company’s incremental costs to obtain a contract consist of sales commissions. The Company elected to use the practical expedient to expense costs to obtain a contract as incurred when the amortization period would have been one year or less. As of December 31, 2019, and 2018, costs incurred to obtain contracts in excess of one year have been immaterial to date.

Advertising

The Company expenses all non-direct-response advertising costs as incurred. Advertising costs for the years ended December 31, 2019 and 2018 were $350,000 and $248,000, respectively, and are included in sales and marketing expense in the consolidated statement of operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the extensive use of management's estimates. Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual amounts may differ from these estimates. On an on-going basis, the Company evaluates its estimates, including those related to collectability of accounts receivable, fair value of debt and equity instruments and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Income Taxes

Income tax expense consists of U.S. federal and state income taxes. The Company is required to pay income taxes in certain state jurisdictions. Historically, AOC Key Solutions and Global initially elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, neither AOC Key Solutions nor Global paid federal corporate income tax, and in most instances state income tax, on its taxable income. AOC Key Solutions revoked its S-Corporation election upon the March 15, 2016 merger with KeyStone and Global revoked its S Corporation election upon the acquisition by Rekor, and are therefore, subject to corporate income taxes. Firestorm is a single-member LLC with KeyStone as the sole member.

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

The Company evaluates the recoverability of the net deferred income tax assets and the level of the valuation allowance required with respect to such net deferred income tax assets. After considering all available facts, the Company fully reserved for its net deferred tax assets, outside of the deferred tax liability related to the indefinite lived intangible, because management believes that it is not more likely than not that their benefits will be realized in future periods. The Company will continue to evaluate its net deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s net deferred income tax assets satisfy the realization standard, the valuation allowance will be reduced accordingly.

The tax effects of uncertain tax positions are recognized in the consolidated financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized. It is the Company’s accounting policy to account for ASC 740-10-related penalties and interest as a component of the income tax provision in the consolidated statements of operations and comprehensive loss.

As of December 31, 2019, and 2018, the Company’s evaluation revealed no uncertain tax positions that would have a material impact on the financial statements. The 2016 through 2018 tax years remain subject to examination by the IRS, as of December 31, 2019. The Company does not believe that any reasonably possible changes will occur within the next twelve months that will have a material impact on the financial statements.

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

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions during the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Risk-free interest rate	1.35-3.03%	3.03%
Expected term	5-6 years	5 years
Volatility	80.4-89.8%	88.5%
Dividend yield	0%	0%
Estimated annual forfeiture rate at time of grant	0-30%	0%

Risk-Free Interest Rate – The yield on actively traded non-inflation indexed U.S. Treasury notes with the same maturity as the expected term of the underlying grants was used as the average risk-free interest rate.

Expected Term – The expected term of options granted was determined based on management’s expectations of the options granted which are expected to remain outstanding.

Expected Volatility – Because the Company’s common stock has only been publicly traded since late August 2017, there is not a substantive share price history to calculate volatility and, as such, the Company has elected to compute its expected volatility based on the average volatilities of similar entities, as well as, considering its volatility since becoming public.

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

Series A Cumulative Convertible Redeemable Preferred Stock

The Company’s Series A Preferred Stock has certain embedded features including; a Company put right to convert each share into common stock at an initial conversion price and a specified price which increases annually based on the passage of time beginning in November 2019, the Series A Preferred Stock holder put right after 60 months from the issuance date to redeem any or all of the Series A Preferred Stock at a redemption price of $15 per share plus any accrued but unpaid dividends, the Company call right after 36 months from the issuance date to redeem all of the Series A Preferred Stock at a redemption price which increases annually based on the passage of time beginning in November 2019, and the Series A Preferred Stock automatic conversion feature based on a qualified initial public offering in excess of $30,000,000 or a written agreement by at least two thirds of the Series A Preferred Stock holders at an initial conversion price and a specified price which increases annually based on the passage of time beginning in November 2016.

The Company determined that the shares of Preferred Stock should be classified as mezzanine equity since they are contingently redeemable.

The Company determined that it is probable that the Series A Preferred Stock will become redeemable, thus the Company will recognize changes in the redemption value immediately as they occur at the end of each reporting period as if it were also the redemption date for the interest and adjust the carrying amount of the Series A Preferred Stock to the redemption value.

Long-Term Debt with Detachable Warrants

When the Company issues debt with warrants, the Company determines the value of the warrants using the Black-Scholes Option Pricing Model using the stock price on the date of issuance, the risk free interest rate associated with the life of the debt, and the estimated volatility of the Company’s stock. The Company treats the warrants as a debt discount, recorded as a contra-liability against the debt, and amortizes the balance over the life of the underlying debt as interest expense in the consolidated statements of operations.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash and cash equivalents, inventory, accounts receivable and accounts payable approximate fair value as of December 31, 2019 and December 31, 2018 because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value as of December 31, 2019 and December 31, 2018 given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

The determination of fair value is based upon the fair value framework established by ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. ASC 820 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

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

The Company has concluded that its Series A Preferred Stock is a Level 3 financial instrument and that the fair value approximates the carrying value, which includes the accretion of the discounted interest component through December 31, 2019. There were no changes in levels during the years ended December 31, 2019 and 2018.

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

Segment Reporting

The FASB ASC Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. Beginning with the first quarter of 2019, the Company changed its operating and reportable segments from one segment to two segments: the Technology Segment and the Professional Services Segment. The two segments reflect the Company’s separate focus on technology products and services versus professional services.

The Technology Segment is responsible for the activities in developing technology and distributing and licensing products and services with vehicle recognition features. In connection with this effort in March 2019, the Company acquired OpenALPR Technology. The Professional Services Segment is responsible for the activities that provide professional services for government contracting market, as well as staffing services for the aerospace and aviation markets.

New Accounting Pronouncements

New Accounting Pronouncements Effective in the Year Ended December 31, 2019

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet and requires expanded disclosures about leasing arrangements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim periods in fiscal years beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. The Company has included the impact of this standard as part of its leasing accounting policy above.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. ASU 2018-07 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted but no earlier than an entity’s adoption date of Topic 606. The Company adopted the provisions of ASU 2018-07 effective January 1, 2019. Adopting ASU 2018-07 had no impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The provisions may be adopted prospectively or retrospectively. This ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, and the Company early adopted the ASU during the third quarter of 2019, effective July 1, 2019 on a prospective basis. In connection with the adoption of ASU 2018-15, the Company capitalized $91,000 of implementation costs relating to a new financial accounting and reporting system that went live in October 2019.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the update requires only a single-step quantitative test to identify and measure impairment based on the excess of a reporting unit's carrying amount over its fair value. A qualitative assessment may still be completed first for an entity to determine if a quantitative impairment test is necessary. The update is effective for fiscal year 2021 and is to be adopted on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will test goodwill for impairment within one year of the acquisition or annually as of October 1, and whenever indicators of impairment exist. The Company adopted the standard on January 1, 2019, and it did not have an impact on the Company’s financial position, results of operations, or cash flows.

New Accounting Pronouncements Effective in Future Periods

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The new standard is expected to impact to Company’s disclosures but is not anticipated to impact on the Company’s operations, balance sheet or cash flows.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2019. Upon adoption of the new standard on January 1, 2020, the Company will begin recognizing an allowance for credit losses based on the estimated lifetime expected credit loss related to the Company’s financial assets. Based on the Company analysis of ASU 2016-13 and due to the nature and extent of the Company’s financial instruments in scope of this ASU (primarily accounts receivable) and the historical, current and expected credit quality of the Company’s customers, the Company does not expect this ASU to have a material impact on its consolidated operations and balance sheet.

There are currently no other accounting standards that have been issued, but not yet adopted, that could have a significant impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

NOTE 2 – BUSINESS ACQUISITIONS

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

The Company recorded $386,000 of customer relationships to intangible assets.

The table below shows the final breakdown related to the Secure Education Consultants acquisition (dollars in thousands):

Cash paid	$100
Common stock issued	163
Warrants issued, at $5.44	66
Warrants issued, at $6.53	57
Total consideration	386
Less intangible and intellectual property	(386)
Net goodwill recorded	$-

On June 1, 2019, the Company sold all its interest in Secure Education Consultants for consideration of $250,000. As a result of the Secure Education Consultants sale, the Company disposed of $249,000 of net intangible assets, $58,000 of accounts receivables, and $54,000 of accounts payables. This resulted in a loss of $3,000 that is presented as part of general and administrative expenses in the accompanying consolidated statement of operations.

OpenALPR Technology Acquisition

On March 12, 2019, the Company completed the acquisition of certain assets and assumed certain liabilities of OpenALPR Technology, Inc. (the “OpenALPR Technology Acquisition”). Consideration paid as part of the OpenALPR Technology Acquisition was: $7,000,000 in cash, subject to adjustment after closing; 600,000 shares of Rekor common stock, valued at $397,000; and $5,000,000 of the 2019 Promissory Notes (see Note 9) principal amount, together with an accompanying warrant to purchase 625,000 shares of Rekor common stock, exercisable over a period of five years, at an exercise price of $0.74 per share, valued at $208,000 (see Note 14).

The purchase price allocation to the assets acquired and liabilities assumed based on fair values as of the acquisition date. Since the OpenALPR Technology Acquisition occurred on March 12, 2019, the results of operations including OpenALPR Technology Acquisition from the date of acquisition have been included in the Company’s consolidated statement of operations for the year ended December 31, 2019.

The final purchase price allocation of the OpenALPR Technology Acquisition is as follows: intangible assets of $7,436,000 and goodwill of $4,934,000 along with net assets acquired of $415,000, and contract obligations assumed of $388,000.

The table below shows the breakdown related to the final purchase price allocation for the OpenALPR Technology Acquisition (dollars in thousands):

Accounts receivable, net	$381
Other current assets, net	13
Property and equipment, net	21
Contract liabilities	(388)
Net assets acquired	27
Less intangible assets	7,436
Consideration paid	(12,397)
Net goodwill recorded	$4,934

Cash consideration	$7,000
Note payable	5,000
Common stock consideration	397
Total acquisition consideration	$12,397

During the year ended December 31, 2019,  $2,055,000 of revenue was attributed to OpenALPR Technology Acquisition, which was reported in the consolidated income statement under the Technology Segment.

Hill Employment Agreement

On November 14, 2018, concurrent with the execution of the OpenALPR Purchase Agreement, the Company entered into an employment agreement with Matthew Hill (the “Hill Employment Agreement”) which became effective as of March 12, 2019, the closing date of the OpenALPR Technology Acquisition.

Operations of Combined Entities

The following unaudited pro forma combined financial information gives effect to the OpenALPR Technology Acquisition as if it was consummated as of January 1, 2018. This unaudited pro forma financial information is presented for information purposes only and is not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2018 or to project potential operating results as of any future date or for any future periods.

	Year Ended December 31,
	2019	2018
	(Dollars in thousands, except per share data)
Revenue:
Technology	$6,438	$5,235
Professional Services	13,851	16,532
Total revenue from continuing operations	20,289	21,767
Net loss from continuing operations	(13,604)	(4,721)
Basic and diluted earnings (loss) per share	$(0.74)	$(0.36)
Basic and diluted number of shares	20,129,985	16,009,014

NOTE 3 – OPERATIONS HELD FOR SALE

In September 2019, the Company determined that the Global business met the criteria for held for sale accounting because it expects to complete the sale of Global during the next 12 months. Historically, Global has been presented as part of the Professional Services Segment.

The pending dispositions are a result of the Company’s strategic decision to concentrate resources on the development of its Technology Segment and will result in material changes in the Company's operations and financial results. As a consequence, the Company is reporting the operating results and cash flows of Global as held for sale, including for all prior periods reflected in consolidated financial statements and these notes.

Pursuant to ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations from Global for the year ended December, 2019 and 2018 has been classified as held for sale and presented as part of income (loss) from operations held for sale in the accompanying consolidated statements of operations presented herein. The assets and liabilities also have been classified as held for sale under the line captions of current assets held for sale and current liabilities held for sale in the accompanying consolidated balance sheets as of December 31, 2019 and December 31, 2018.

The assets and liabilities classified as held for sale operations in the accompanying consolidated financial statements as of December 31, 2019 and December 31, 2018 are shown below (dollars in thousands):

	Year Ended December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$225	$90
Accounts receivable, net	2,763	2,289
Other current assets, net	238	257
Current assets held for sale	3,226	2,636
Property and equipment, net	113	176
Right-of-use lease assets, net	130	-
Goodwill	669	1,691
Intangible assets, net	1,994	2,208
Deposits and other long-term assets	-	79
Total long-term assets held for sale	2,906	4,154
Total assets held for sale	$6,132	$6,790
LIABILITIES
Accounts payable and accrued expenses	$461	$800
Short-term borrowings	1,842	1,095
Lease liability, short-term	113	-
Total current liabilities held for sale	2,416	1,895
Other long-term liabilities	-	90
Lease liability, long-term	30	-
Total long-term liabilities held for sale	30	90
Total liabilities held for sale	$2,446	$1,985

The major components of the operations held for sale, net of tax, are presented in the consolidated statements of operations below (dollars in thousands):

	Year Ended December 31,
	2019	2018
Revenue	$26,207	$28,508
Cost of revenue	22,680	24,788
Gross profit	3,527	3,720
Operating expenses:
General and administrative expenses	3,481	3,634
Selling and marketing expenses	170	-
Impairment of intangibles	1,022	-
Operating expenses	4,673	3,634
Income (loss) from operations	(1,146)	86
Other income (expense):
Loss on extinguishment of debt	(31)	-
Interest expense	(294)	(117)
Other income (expense)	(1)	37
Total other expense	(326)	(80)
Income (loss) from operations held for sale	(1,472)	6
Income tax provision from operations held for sale	-	-
Net income (loss) from operations held for sale	$(1,472)	$6

NOTE 4 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2019 and 2018 was as follows (dollars in thousands):

	Year Ended December 31,
	2019	2018
Cash paid for interest - continuing operations	$2,331	$362
Cash paid for interest - held for sale operations	325	117
Cash paid for taxes - continuing operations	-	-
Cash paid for taxes - held for sale operations	12	14
Notes payable for equipment purchase - held for sale operations	-	32
Proceeds from short-term borrowing arrangement transfer to settle line of credit	312	-
Issuance of common stock for the extinguishment of warrants	-	134
Common stock issued in connection with note payable	-	126
Business combinations, net of cash:
Current assets	415	-
Intangible assets	7,436	386
Goodwill	4,934	-
Current liabilities	(388)	-
Cash paid acquisition of OpenALPR Technology	(7,000)	-
Note issued acquisition of OpenALPR Technology	(5,000)
Issuance of common stock	(397)	(163)
Issuance of common stock warrants	-	(123)
Sale of Secure Education Consultants:
Current assets	(58)	-
Intangible assets sold	(249)	-
Current liabilities	54	-
Loss on sale	3	-
Financing:
Notes payable - continuing operations	21,000	-
Debt discount financing costs	(2,599)	-
Extinguishment of debt	(1,113)	-
Repayment of notes payable and interest expense, net of debt discount	(2,515)	-
Investment in OpenALPR Technology	(12,000)	-
Issuance of warrants in conjunction with notes payable	706	-
Accounts Payable	360	-
Proceeds from notes payable	3,839	-
Adoption of ASC-842 Lease Accounting:
Right-of-use lease asset	1,286	-
Deferred rent	31	-
Lease liability	$(1,317)	$-

NOTE 5 – INVENTORY

As of December 31, 2019 and December 31, 2018, inventory consisted entirely of parts of $302,000 and $73,000, respectively.

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (dollars in thousands):

	December 31,
	2019	2018
Furniture and fixtures	$62	$158
Office equipment	300	545
Camera systems	772	635
Vehicles	36	36
Leasehold improvements	120	16
Total	1,290	1,390
Less: accumulated depreciation and amortization	(807)	(928)
Property and equipment, net from continuing operations	483	462
Property and equipment, net from operation held for sale	113	176
Property and equipment, net	$596	$638

Depreciation and amortization related to property and equipment, net from continuing operations for the years ended December 31, 2019 and 2018 was $348,000 and $309,000, respectively. During the year ended December 31, 2019, the Company disposed of property and equipment with a book value of $469,000 that was fully depreciated at the time of disposal.

Depreciation and amortization related to property and equipment, net from operations held for sale for the years ended December 31, 2019 and 2018 was $38,000 and $33,000, respectively. For property and equipment that is classified as held for sale, the Company ceases depreciation at the time of the held for sale classifications as the assets are deemed to be held at fair value.

NOTE 7 – LEASES

We have operating leases for office facilities in various locations throughout the United States. The Company’s leases have remaining terms of one to five years. Certain of the Company’s leases include options to extend the term of the lease or to terminate the lease prior to the end of the initial term. When it is reasonably certain that the Company will exercise the option, the Company will include the impact of the option in the lease term for purposes of determining total future lease payments.

Cash paid for amounts included in the measurement of operating lease liabilities from continuing operations was $163,000 for the year ended December 31, 2019. Included in this amount is $13,000 related to prepaid rent for one of the Company’s leased properties. Cash paid for amounts included in the measurement of operating lease liabilities from operations held for sale was $131,000 for the year ended December 31, 2019. Included in this amount is $10,000 related to prepaid rent for one of the Company’s leased properties.

During the third quarter of 2019 the Company performed an assessment and determined that one of its operating leases met the criteria to be classified as a lease abandonment. For the year ended December 31, 2019 the Company recognized $70,000 of expense related to the loss of lease abandonment which is included in other expenses in the consolidated statement of operations.

 Operating lease expense from continuing operations for the year ended December 31, 2019 and 2018 was $353,000 and $667,000, respectively, and is part of general and administrative expenses in the accompanying consolidated statement of operations.

 Operating lease expense from operations held for sale for the year ended December 31, 2019 and 2018 was $134,000 and $124,000, respectively, and is part of income (loss) for operations held for sale in the accompanying consolidated statement of operations.

Supplemental balance sheet information related to leases as of December 31, 2019 was as follows (dollars in thousands):

Operating lease right-of-use lease assets from continuing operations	$782
Operating lease right-of-use lease assets from operations held for sale	130
Total operating lease right-of-use assets	$912

Lease liability, short-term	$302
Lease liability, long-term	667
Lease liability from operations held for sale	143
Total operating lease liabilities	$1,112

Weighted Average Remaining Lease Term - operating leases from continuing operations	3.4

Weighted Average Discount Rate - operating leases	9%

Maturities of operating lease liabilities for continuing operations and operations held for sale at December 31, 2019 were as follows (dollars in thousands):

2020	$498
2021	337
2022	177
2023	178
2024	100
Total lease payments	1,290
Less imputed interest	(178)
Maturities of lease liabilities	$1,112

NOTE 8 – INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the year ended December 31, 2019 were as follows (dollars in thousands):

	Segment	December 31, 2018	OpenALPR Technology Acquisition	Impairment	December 31, 2019
Goodwill from continuing operations	Technology	$1,402	$4,934	$-	$6,336
Goodwill from held for sale operations	Professional Services	1,691	-	(1,022)	669
Total goodwill		$3,093	$4,934	$(1,022)	$7,005

In the fourth quarter of 2019 the Company operations that are presented as held for sale, Global, incurred an impairment charge as it was determined by the Company that its carrying value was below its implied fair value.

As a result of the determination to classify Global as held for sale, the Company performed an impairment analysis with respect to the carrying value of goodwill in Global in connection with the preparation of the Company’s financial statements for the year ended December 31, 2019. The results of the goodwill impairment analysis indicated that the estimated fair value of Global was less than its carrying value; therefore, the Company applied Step 2 of the goodwill impairment test. The results of Step 2 indicated that the carrying value of the goodwill associated with Global exceeded its implied fair value, resulting in a $1,022,000 non-deductible goodwill impairment charge which is recorded as part of operation held for sale within the consolidated statements of operations. The impairment charge was non-cash in nature and did not affect the Company’s current liquidity, cash flows, borrowing capability or operations; nor did it impact the debt covenants under the Company’s existing debt agreements.

Intangible Assets Subject to Amortization

The following summarizes the change in intangible assets from December 31, 2018 to December 31, 2019 (dollars in thousands):

	December 31, 2018	Additions	Amortization	Impairment	Sale of Secure Education Consultants	December 31, 2019
Intangible assets subject to amortization from continuing operations
Customer relationships	$2,475	$90	$(371)	$(1,549)	$(249)	$396
Marketing related	69	223	(62)	-	-	230
Technology based	83	7,123	(811)	-	-	6,395
Internally developed capitalized software	829	458	(64)	-	-	1,223
Intangible assets subject to amortization from continuing operations	3,456	7,894	(1,308)	(1,549)	(249)	8,244
Intangible assets subject to amortization from held for sale operations	2,208	-	(214)	-	-	1,994
Total intangible assets subject to amortization	$5,664	$7,894	$(1,522)	$(1,549)	$(249)	$10,238

The following provides a breakdown of identifiable intangible assets as of December 31, 2019 (dollars in thousands):

	Customer Relationships	Marketing Related	Technology Based	Internally Developed Capitalized Software	Total
Identifiable intangible assets	$461	$327	$7,206	$1,290	$9,284
Accumulated amortization	(65)	(97)	(811)	(67)	(1,040)
Identifiable intangible assets from continuing operations, net	396	230	6,395	1,223	8,244
Identifiable intangible assets from operations held for sale, net	1,685	309	-	-	1,994
Identifiable intangible assets, net	$2,081	$539	$6,395	$1,223	$10,238

With the OpenALPR Technology Acquisition, the Company identified technology-based intangible assets of $7,123,000, marketing-related intangible assets of $223,000, customer-related intangible assets of $90,000 and goodwill of $4,934,000 along with net assets acquired of $27,000.

These intangible assets are being amortized on a straight-line basis over their weighted average estimated useful life of 6.3 years. Amortization expense attributable to continuing operations for the year ended December 31, 2019 and 2018 was $1,308,000 and $738,000, respectively, and is presented as part of general and administrative expenses in the accompanying consolidated statements of operations.

Amortization expense attributable to operations held for sale for the year ended December 31, 2019 and 2018 was $214,000 and $286,000, respectively, and is presented as part of income (loss) from operations held for sale in the accompanying consolidated statements of operations.

Firestorm, the Company's wholly owned subsidiary, provided services related to crisis management, crisis communications, emergency response, and business continuity and other emergency, crisis and disaster preparedness initiatives. Its fully owned subsidiary, BC Management was an executive search firm for business continuity, disaster recovery, crisis management and risk management professionals and a provider of business continuity research with annual studies covering compensation assessments, program maturity effectiveness, event impact management reviews, IT resiliency and critical supply analyses. Its other wholly owned subsidiary, Secure Education Consultants was comprised of an expert team of highly trained, former U.S. Secret Service Agents and assists clients by designing customized plans, conducting security assessments, delivering training, and responding to critical incidents.

On June 1, 2019, the Company completed the sale of Secure Education Consultants, which included $249,000 of intangible assets (see Note 2).

On June 28, 2019 the Company discontinued the operations of BC Management, resulting in an impairment of $242,000 of intangible assets related to its acquisition in December 2018. BC Management was previously included as part of the Company’s Professional Services Segment. The discontinued operation of BC Management does not constitute a significant strategic shift that will have a material impact on the Company’s ongoing operations and financial results and accordingly are not reported separately from the Company’s continuing operations.

On June 30, 2019, the Company recorded an intangible asset impairment of $1,307,000 of customer relationship intangible assets from the Firestorm acquisition. In the second quarter of 2019, the Company evaluated the performance of all the franchisees of Firestorm Franchising, LLC and notified them of the termination of their agreements on the basis of non-performance. Firestorm Franchising is included as part of the Company’s Professional Services Segment. The discontinued operation of Firestorm Franchising, LLC does not constitute a significant strategic shift that will have a material impact on the Company's ongoing operations and financial results.

As of December 31, 2019, the estimated annual amortization expense for each of the next five fiscal years and thereafter is as follows (dollars in thousands):

2020	$1,265
2021	1,254
2022	1,173
2023	1,096
2024	1,060
Thereafter	1,450
Capitalized software not yet placed in service	946
Total	$8,244

NOTE 9 – DEBT

Short-Term Borrowings

On August 9, 2019, AOC Key Solutions, entered into an agreement with LSQ Funding Group, L.C. (“LSQ”), as an unrelated third party, pursuant to which AOC Key Solutions sells its accounts receivable to LSQ and LSQ advances AOC Key Solutions 90% of the value of the receivable. AOC Key Solutions can advance up to $5,000,000 at one time. The term of the agreement is for 12 months and automatically renews for additional 12-month periods. The agreement is presented as secured borrowings, as the accounts receivable are sold with recourse back to the Company, meaning that AOC Key Solutions bears the risk of non-payment by the account debtor. The funded amount of accounts receivables that LSQ has provided to AOC Key Solutions was $1,894,000 as of December 31, 2019 and is presented as part of secured borrowings on the consolidated balance sheets. To secure its obligations to LSQ, AOC Key Solutions has granted a first priority security interest in the AOC Key Solutions accounts receivable and proceeds thereof. As of December 31, 2019, there were approximately $2,714,000 of receivables that are subject to collateral as part of this agreement. The receivables held as collateral are presented as part of accounts receivable, net on the consolidated balance sheets.

On August 9, 2019, Global, entered an agreement with an unrelated third party, LSQ, pursuant to which Global sells its accounts receivable to LSQ and LSQ advances Global 90% of the value of the receivable. Global can advance up to $10,000,000 at one time. The term of the agreement is for 12 months and automatically renews for additional 12-month periods. The agreement is presented as secured borrowings, as the accounts receivable are sold with recourse back to Global, meaning that Global bears the risk of non-payment by the account debtor. The funded amount of accounts receivables that LSQ has provided to Global was $1,842,000 as of December 31, 2019 and is presented as part of current liabilities held for sale on the consolidated balance sheets. To secure its obligations to LSQ, Global has granted a first priority security interest in Global’s accounts receivable and proceeds thereof. As of December 31, 2019, there were approximately $2,455,000 of receivables that are subject to collateral as part of this agreement. The receivables held as collateral are presented in assets held for sale on the consolidated balance sheets.

During the year ended December 31, 2019, the Company recorded $112,000, in interest expense from continuing operations, related to the agreement with LSQ. Additionally, during the year ended December 31, 2019, the Company recorded $169,000 in interest expense from operations held for sale, related to the agreement with LSQ.

In November 2017, AOC Key Solutions, entered into an Account Purchase Agreement and related agreements (the “AOC Wells Agreement”) with Wells Fargo Bank National Association (“WFB”) (“Wells Fargo Credit Facilities”). Pursuant to the AOC Wells Agreement, AOC Key Solutions agreed to sell and assign to WFB all of its Accounts (as such term is defined in Article 9 of the Uniform Commercial Code), constituting accounts arising out of sales of Goods (as such term is defined in Article 9 of the Uniform Commercial Code) or rendition of services that WFB deemed to be eligible for borrowing under the AOC Wells Agreement. WFB agreed to advance to AOC Key Solutions 90% of all eligible accounts with a maximum facility amount of $3,000,000. Interest was payable under the AOC Wells Agreement at a monthly rate equal to the Daily One Month LIBOR, (as such term was defined under the AOC Wells Agreement), in effect from time to time plus 5%. The AOC Wells Agreement also provided for a deficit interest rate equal to the then applicable interest rate plus 50% and a default interest rate equal to the then applicable interest rate or deficit interest rate, plus 50%. The initial term of the AOC Wells Agreement ran through December 31, 2018 (the “Initial Term”), with automatic renewal terms of 12 months (the “Renewal Term”), commencing on the first day after the last day of the Initial Term. The current term of the AOC Wells Agreement ran through December 31, 2019. AOC Key Solutions was able to terminate the AOC Wells Agreement upon at least 60 days’ prior written notice, but no more than 120 days’ written notice, prior to and effective as of the last day of the Initial Term or the Renewal Term, as the case may be. In August 2019, AOC Key Solutions entered in a payoff and termination agreement with WFB in which AOC Key Solutions paid WFB $341,000 to retire all indebtedness and obligation to WFB. As part of payoff of the debt AOC Key Solutions recognized $45,000 of costs in excess of the net carrying amount of the outstanding debt, which is presented in the loss on extinguishment of debt on the consolidated statement of operations. The principal balance as of December 31, 2019 and 2018 was $0 and $566,000, respectively.

Global had revolving lines of credit with WFB. WFB agreed to advance to Global 90% of all eligible accounts with a maximum facility amount of $5,000,000. Interest was payable under the Wells Fargo Credit Facilities at a monthly rate equal to the Three-Month LIBOR, (as such term is defined under the Wells Fargo Credit Facilities), in effect from time to time plus 3%, plus an additional margin of 3%. Payment of the revolving lines of credit was secured by the account receivables of Global. The term of the Wells Fargo Credit Facilities was through December 31, 2019, with automatic renewal terms of 12 months. In August 2019, Global entered in a payoff and termination agreement with WFB in which Global paid WFB $1,477,000 to retire all indebtedness and obligation to WFB. As part of payoff of the debt Global recognized $31,000 of costs in excess of the net carrying amount of the outstanding debt, which is presented as loss from operations held for sale on the consolidated statement of operations. The principal balance as of December 31, 2019 and 2018 was $0 and $1,095,000, respectively.

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

On January 25, 2017, pursuant to the terms of its acquisition of Firestorm, the Company issued $1,000,000 in the aggregate form of four unsecured, subordinated promissory notes with interest payable over five years. The principal amount of one of the notes payable is $500,000 payable at an interest rate of 2% and the remaining three notes are evenly divided over the remaining $500,000 and payable at an interest rate of 7%. The notes mature on January 25, 2022. The aggregate balance of these notes payable was $961,000 and $938,000, net of unamortized interest, as of December 31, 2019 and December 31, 2018, respectively, to reflect the amortized fair value of the notes issued due to the difference in interest rates of $39,000 and $62,000, respectively.

On April 3, 2018, the Company entered into a transaction pursuant to which an institutional investor (the “2018 Lender”) loaned $2,000,000 to the Company (the “2018 Promissory Note”). The loan was originally due and payable on May 1, 2019 and bore interest at 15% per annum, with a minimum of 15% interest payable if the loan was repaid prior to May 1, 2019. In addition, the Company issued 35,000 shares of common stock to the 2018 Lender, which shares contained piggy-back registration rights. If the shares were not registered on the next selling shareholder registration statement, the Company would have been obligated to issue an additional 15,000 shares to the 2018 Lender. Upon the sale of Rekor Recognition Systems, Inc. (“Rekor Recognition”), the company’s wholly owned subsidiary, or its assets, the 2018 Lender was entitled to receive 7% of any proceeds received by the Company or Rekor Recognition in excess of $5,000,000 (the “Lender’s Participation”). In addition, commencing January 1, 2020, the 2018 Lender was to be paid 7% of Rekor Recognition’s earnings before interest, taxes, depreciation and amortization, less any capital expenditures, which amount was to be credited for any payments that might ultimately be paid to the 2018 Lender as its Lender’s Participation, if any. On April 3, 2018, the fair value of shares issued was $126,000. On October 24, 2018, the Company and Rekor Recognition entered a note amendment with the 2018 Lender by which the maturity date of the note was extended to May 1, 2020 (the “2018 Promissory Note Amendment”). The 2018 Promissory Note Amendment further provided for payment of interest through May 1, 2019, if the principal was repaid before May 1, 2019. On October 24, 2018, an additional $62,500 fee was paid as consideration for extending the maturity date to May 1, 2020 and designated as financing costs related to the 2018 Promissory Note Amendment. Amortized financing cost for the year ended December 31, 2019 and 2018 was determined to be $31,000 and $96,000, respectively. Amortized financing cost is presented as part of interest expense in the accompanying consolidated statement of operations. The 2018 Promissory Note had an effective interest rate of 19.5%.

On March 12, 2019, the $2,000,000 balance due on the 2018 Promissory Note was retired in its entirety in exchange for an equivalent principal amount of the 2019 Promissory Notes (see below). In addition, Rekor paid to the 2018 Lender $1,050,000 of consideration for the re-acquisition by the Company of the Lender’s Participation and $75,000 of interest due through May 1, 2019. All amounts paid were obtained from the proceeds of the 2019 Promissory Notes. The 2018 Lender consideration of $1,050,000 for the Lender’s Participation and unamortized financing costs of $63,000 are recorded as costs in connection with the loss on the extinguishment of debt of $1,113,000 for the year ended December 31, 2019.

On March 12, 2019, the Company entered into a note purchase agreement pursuant to which investors, including OpenALPR Technology, Inc. (see Note 2) (the “2019 Lenders”) loaned $20,000,000 to the Company (the “2019 Promissory Notes”) and the Company issued to the 2019 Lenders warrants to purchase 2,500,000 shares of Rekor common stock (the “March 2019 Warrants”). The loan is due and payable on March 11, 2021 and bears interest at 16% per annum, of which at least 10% per annum is required to be paid in cash. Any remaining interest accrues to be paid at maturity or earlier redemption. The notes also require a $1,000,000 exit fee due at maturity, or a premium if paid before the maturity date, and compliance with affirmative, negative and financial covenants, including a fixed charge coverage ratio, minimum liquidity and maximum capital expenditures. As of December 31, 2019, the Company had a waiver in place for the fixed charge coverage ratio covenant related to this note until May 31, 2020. Transaction costs included $403,000 for a work fee payable over 10 months, $290,000 in legal fees and a $200,000 closing fee. The loan is secured by a security interest in substantially all of the assets of Rekor. The March 2019 Warrants are exercisable over a period of five years, at an exercise price of $0.74 per share, and were valued at $706,000, at the time of issuance. The warrants were exercisable commencing March 12, 2019 and expire on March 12, 2024. Amortized financing costs for the year ended December 31, 2019 were $1,047,000 and are included in interest expense on the consolidated statement of operations. The 2019 Promissory Notes have an effective interest rate of 24.87%.

The principal amounts due for long-term notes payable described above are shown below as of December 31, 2019 (dollars in thousands):

2020	$-
2021	21,000
2022	1,000
2023	-
2024	-
Thereafter	-
Total	22,000

Less unamortized interest	(39)
Less unamortized financing costs	(1,552)
Notes payable	$20,409

NOTE 10 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic 740. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company reviewed both positive and negative evidence pursuant to the requirements of ASC Topic 740, including current and historical results of operations, future income projections and the overall prospects of the Company’s business.

The expense from income taxes for the years ended December 31, 2019 and 2018 consists of the following (dollars in thousands):

	Year Ended December 31,
	2019	2018
Current:
State	$37	$29
Deferred:
Federal	10	83
State	-	(83)
Expense from income taxes	$47	$29

The components of deferred income tax assets and liabilities are as follows at December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Amortizable start-up costs	$-	$34
Accrual and others	322	241
Lease Liabilities	246	-
Interest expense carryforward	1,079	147
Net operating loss carryforward	4,724	2,518
Valuation allowance	(5,813)	(2,308)
Total deferred tax assets	558	632
Deferred tax liabilities:
Goodwill and Intangibles	(328)	(551)
Right-of-Use Asset	(202)	-
Fixed assets	(38)	(81)
Total deferred tax assets (liabilities), net	$(10)	$-

The difference between the income tax provision computed at the U.S. Federal statutory rate and the effective tax rate is as follows for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
U.S. statutory federal rate	21.0%	21.0%
(Decrease) increase in taxes resulting from:
State income tax rate, net of U.S. Federal benefit	1.5%	2.9%
Impact of changes in tax rates	0.0%	(0.1)%
True-ups	(0.1)%	(5.7)%
Other	(0.6)%	(1.6)%
Valuation allowance	(22.1)%	(17.0)%
Effective tax rate	(0.3)%	(0.5)%

The Company files income tax returns in the United States and in various state and foreign jurisdictions. No U.S. Federal, state or foreign income tax audits were in process as of December 31, 2019.

The Company evaluated the recoverability of the net deferred income tax assets and the level of the valuation allowance required with respect to such net deferred income tax assets. After considering all available facts, the Company fully reserved for its net deferred tax assets, outside of the deferred tax liability related to the indefinite lived intangible, because the Company believes that it is not more likely than not that their benefits will be realized in future periods. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s net deferred income tax assets satisfy the realization standard, the valuation allowance will be reduced accordingly.

At December 31, 2019, Rekor had gross federal and state net operating loss carryforwards of $19,192,000 and $11,952,000, respectively, and a valuation allowance of $5,813,000 recorded against its net deferred tax assets. At December 31, 2019, Rekor had net federal and state net operating loss carryforwards of $4,030,000 and $693,00 respectively. These NOLs are scheduled to begin to expire in 2034 and $4,724,000 are grandfathered under the Tax Cuts and Jobs Act; thus, these NOLs are not subject to the 80 percent limitation. NOLs generated in 2019 and 2018 of $10,249,000 and $4,195,000, respectively, will be carried forward indefinitely and are subject to the annual 80 percent limitation.

At December 31, 2018, Rekor had gross federal and state net operating loss carryforwards of $9,733,000 and $474,000, respectively, and a valuation allowance of $2,308,000 recorded against its net deferred tax assets. At December 31, 2019, Rekor had net federal and state net operating loss carryforwards of $2,044,000 and $474,00 respectively.

For the years ended December 31, 2019 and 2018, the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2016 through 2018 tax years remain subject to examination by the IRS.

NOTE 11 – RESTRUCTURING

In June 2019, the Company implemented a new organizational structure and plan to improve operating results by reducing operating costs by eliminating redundant positions, and the Company initiated restructuring and transition activities to improve operational efficiency, reduce costs and better position the Company to drive future revenue growth. For the year ended December 31, 2019, the Company recorded $333,000 of charges, related to one-time employee termination benefits, in connection with these activities. These charges were related to the Professional Services Segment and are included as part of general and administrative expenses in the accompanying consolidated statement of operations. As of December 31, 2019, the remaining liability related to the restructuring activities was $155,000 and is presented as part of accounts payable and accrued expenses in the accompanying consolidated balance sheets. The amounts due are expected to be paid within the next 12 months.

NOTE 12 – EMPLOYEE BENEFIT PLAN

AOC Key Solutions had a defined contribution savings plan under Section 401(k) of the Internal Revenue Code (the “Code”) (the “AOC 401(k) Plan”) which was amended on January 1, 2013, as required by the Code. Pursuant to the amended AOC 401(k) Plan, AOC Key Solutions would make nondiscretionary “safe harbor” matching contributions for all participants of 100% of the participant’s salary deferrals up to 3%, and 50% of deferrals up to the next 2%, of the participant’s compensation.

Rekor Recognition had a defined contribution savings plan under Section 401(k) of the Code (the “Rekor Recognition 401(k) Plan”). The Rekor Recognition 401(k) Plan was a defined contribution plan, which covered substantially all U.S.-based employees who had completed three months of service. The Rekor Recognition 401(k) Plan provided that Rekor Recognition would match 50% of the participant salary deferrals up to 3% of a participant’s compensation for all participants.

Global also maintained a 401(k) plan (the “Global 401(k) Plan”), which was amended September 15, 2014. However, Global had not historically made matching contributions to the Global 401(k) Plan.

On January 1, 2019, Rekor established the Rekor Systems, Inc. 401(k) Plan (the “Rekor 401(k) Plan”), a Qualified Automatic Contribution Arrangement (QACA) safe harbor plan, and the AOC 401(k) Plan, the Rekor Recognition 401(k) Plan, and the GCP 401(k) Plan were amended and merged into the Rekor 401(k) Plan. Employees that satisfied the eligibility requirements became participants in the Rekor 401(k) Plan. Rekor contributes an amount equal to the sum of 100% of a participant’s elective deferrals that do not exceed 1% of participant’s compensation, plus 50% of the participant’s elective deferrals that exceed 1% of the participants compensation, but do not exceed 6% of the participant’s compensation. Employee contributions are fully vested, and matching contributions are subject to a two-year service vesting schedule.

The amount of contributions recorded by the Company under these plans during the years ended December 31, 2019 and 2018 were $515,000 and $159,000, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

On August 19, 2019, the Company filed suit in the United States District Court for the Southern District of New York against three former executives of the Company and Firestorm (the Firestorm Principals). The Complaint alleges that the Firestorm Principals fraudulently induced the execution of the Membership Interest Purchase Agreement pursuant to which Firestorm was acquired by the Company, and seeks rescission of the Membership Interest Purchase Agreement and certain transactions contemplated thereby, including the issuance of notes and warrants to the Firestorm Principals. On October 9, 2019, the Company filed an Amended Complaint. On November 13, 2019, the Firestorm Principals filed an answer to the Amended Complaint and asserted counterclaims against the Company, Firestorm, and certain executives of the Company. On December 16, the Firestorm Principals filed a Motion for Judgment on the Pleadings. On January 30, 2020, the Company filed a Second Amended Complaint. The Firestorm Principals responded to the Second Amended Complaint on February 28, 2020. The Company’s deadline for responding to the Firestorm Principals’ counterclaims is March 30, 2020. The Company intends to vigorously litigate this action and believes that the Firestorm Principals’ counterclaims are without merit.

In addition, from time to time, the Company is named as a party to various other lawsuits, claims and other legal and regulatory proceedings that arise in the ordinary course of the Company’s business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings, the Company accrues reserves when a loss is probable, and the amount of such loss can be reasonably estimated. It is the opinion of the Company’s management that the outcome of these proceedings, individually and collectively, will not be material to the Company’s consolidated financial statements as a whole.

NOTE 14 – STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock

As of December 31, 2019, the Company is authorized to issue 30,000,000 shares of common stock, $0.0001 par value. As of December 31, 2019, and December 31, 2018, the issued and outstanding common shares of Rekor were 21,595,653 and 18,767,619, respectively.

In January 2018, the Company issued 33,333 shares of Rekor common stock as consideration as part of its acquisition of Secure Education Consultants.

In April 2018, the Company issued 35,000 shares of Rekor common stock as additional consideration to the Lender in connection with the 2018 Promissory Note.

On November 1, 2018, the Company issued 4,125,000 shares of common stock through an underwritten public offering at a public offering price of $0.80 per share. Net proceeds to the Company was approximately $2,797,000. In addition, the Company granted underwriters a 45-day option to purchase up to 618,750 additional shares of common stock to cover over-allotment, if any. The underwriters did not exercise this option and the options were cancelled. As part of the consideration to the underwriters, the Company issued to the underwriters warrants to purchase an aggregate of 206,250 shares of common stock, exercisable over a period of five years, at an exercise price of $1.00 per share. The underwriter warrants became exercisable commencing April 27, 2019 and expire on October 29, 2023.

For the year ended December 31, 2019 and 2018, the Company issued 0 and 13,998 shares of Rekor common stock related to the exercise of common stock options, respectively.

On February 15, 2019, the Company entered into Amendment No. 1 to the OpenALPR Purchase Agreement, pursuant to which the Company agreed to issue 600,000 shares of Rekor common stock as partial consideration for the OpenALPR Technology Acquisition. On March 12, 2019, the Company issued 600,000 shares of Rekor common stock as part of the consideration for the OpenALPR Technology Acquisition.

For the year ended December 31, 2019 and 2018, the Company issued 2,828,034 and 4,304,255 shares of Rekor common stock, respectively. Of the shares issued in the year ended December 31, 2019, 931,666 shares of Rekor common stock were issued in exchange for cash and cashless exercise of 1,152,938 warrants, 600,000 shares were issued in connection with the OpenALPR Technology Acquisition, 3,638 shares were issued as part of the exercise of warrants related to series A preferred stock and 1,292,730 shares were issued in connection with the Sales Agreement.

At-the-Market Offering

On August 14, 2019, the Company entered into the Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) to create an at-the-market equity program under which the Company from time to time may offer and sell shares of its common stock, having an aggregate offering price of up to $15,000,000, through or to B. Riley FBR. Subject to the terms and conditions of the Sales Agreement, B. Riley FBR will use its commercially reasonable efforts to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions. B. Riley FBR will be entitled to a commission equal to 3.0% of the gross proceeds from each sale. The Company incurred issuance costs of approximately $226,000 related to legal, accounting, and other fees in connection with the Sales Agreement. These costs were charged against the gross proceeds of the Sales Agreement and presented as a reduction to additional paid-in capital on the consolidated balance sheets.

Sales of the Company’s common stock under the Sales Agreement are to be issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No 333-224423), previously filed with the Securities and Exchange Commission (“SEC”) on April 24, 2018 and declared effective by the SEC on April 30, 2018. For the year ended December 31, 2019, based on settlement date, the Company sold 1,292,730 shares of common stock at a weighted-average selling price of $2.53 per share in accordance with the Sales Agreement. Net cash provided from the Sales Agreement was $2,949,000 after paying $226,000 related to the issuance costs stated above, as well as, 3.0% or $98,000 related to cash commissions provided to B. Riley FBR. As of December 31, 2019, $11,727,000 remained available for sale under the Sales Agreement.

Preferred Stock

The Company is authorized to issue up to 2,000,000 shares of preferred stock, $0.0001 par value. The Company’s preferred stock may be entitled to preference over the common stock with respect to the distribution of assets of the Company in the event of liquidation, dissolution or winding-up of the Company, whether voluntarily or involuntarily, or in the event of any other distribution of assets of the Company among its shareholders for the purpose of the winding-up of its affairs. The authorized but unissued shares of the preferred stock may be divided into, and issued in, designated series from time to time by one or more resolutions adopted by the Board of Directors of the Company. The Board of Directors of the Company, in its sole discretion, has the power to determine the relative powers, preferences and rights of each series of preferred stock

Series A Cumulative Convertible Redeemable Preferred Stock

Of the 2,000,000 authorized shares of preferred stock, 505,000 shares are designated as $0.0001 par value Series A Cumulative Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”). The holders of Series A Preferred Stock are entitled to quarterly dividends of 7.0% per annum per share. The holders of Series A Preferred Stock have a right to convert each share into common stock at an initial conversion price and a specified conversion price which increases annually based on the passage of time beginning in November 2019. The holders of Series A Preferred Stock also have a put right after 60 months from the issuance date to redeem any or all of the Series A Preferred Stock at a redemption price of $15.00 per share plus any accrued but unpaid dividends. The Company has a call right after 36 months from the issuance date to redeem all of the Series A Preferred Stock at a redemption price which increases annually based on the passage of time beginning in November 2019. The Series A Preferred Stock contains an automatic conversion feature based on a qualified initial public offering in excess of $30,000,000 or a written agreement by at least two-thirds of the holders of Series A Preferred Stock at an initial conversion price and a specified price which increases annually based on the passage of time beginning in November 2016. Based on the terms of the Series A Preferred Stock, the Company concluded that the Series A Preferred Stock should be classified as temporary equity in the accompanying consolidated balance sheets as of December 31, 2019 and 2018.

Rekor adjusts the value of the Series A Preferred Stock to redemption value at the end of each reporting period. The adjustment to the redemption value is recorded through additional paid in capital of $752,000 and $655,000 for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, and 2018, 502,327 shares of Series A Preferred Stock were issued and outstanding.

The holders of Series A Preferred Stock are entitled to quarterly cash dividends of $0.175 (7% per annum) per share. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter. For the year ended December 31, 2019 and 2018, the Company paid cash dividends of $0 and $264,000, respectively, to shareholders of record of Series A Preferred Stock. Accrued dividends payable to Series A Preferred Stock shareholders were $551,000 and $176,000 as of December 31, 2019 and 2018, respectively, and are presented as part of the accounts payable and accrued expenses on the accompanying consolidated balance sheets.

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

The Series B Preferred Stock is entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter. For the year ended December 31, 2019 and 2018, the Company paid cash dividends of $108,000 and $81,000, respectively, to shareholders of record of Series B Preferred Stock. Accrued dividends payable to Series B Preferred Stock shareholders were $54,000 as of December 31, 2019 and 2018 and are presented as part of the accounts payable and accrued expenses on the accompanying consolidated balance sheets.

Warrants

The Company had warrants outstanding that are exercisable into a total of 2,251,232 and 1,214,491 shares of Rekor common stock as of December 31, 2019 and December 31, 2018, respectively.

As part of its acquisition of Brekford on August 29, 2017, the Company assumed Brekford’s obligations with respect to the Brekford Warrants. The exercise price for the Brekford Warrants was $7.50 and they expired on March 31, 2020. Effective October 16, 2018, the Company entered into exchange agreements with holders of the Brekford Warrants pursuant to which the Company issued to the holders an aggregate of 96,924 shares of common stock in exchange for the return of the warrants to the Company for cancellation. As of December 31, 2019, and December 31, 2018, no Brekford Warrants were outstanding.

As part of a Regulation A Offering in fiscal year 2016 and 2017, the Company issued warrants to the holders of Series A Preferred Stock. The exercise price for these warrants is $1.03 and they are exercisable into a total of 240,017 and 243,655 shares of Rekor common stock as of December 31, 2019 and December 31, 2018, respectively. The warrants expire on November 23, 2023. In August 2019, 7,500 of the outstanding warrants were exercised and converted into 3,638 shares of the Company's common stock.

As part of the acquisition of Firestorm on January 24, 2017, the Company issued: warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $2.5744 per share; and warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $3.6083 per share (the “Firestorm Warrants”). The expiration date of the Firestorm Warrants is January 24, 2022. As of December 31, 2019, and December 31, 2018, there were 631,254 Firestorm Warrants outstanding.

Pursuant to its acquisition of BC Management on December 31, 2017, the Company issued: warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $5.44 per share; and warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $6.53 per share (the “BC Management Warrants”). The expiration date of the BC Management Warrants was December 31, 2022. As of December 31, 2018, there were 66,666 BC Management Warrants outstanding. The BC Management Warrants were surrendered on May 17, 2019, due to the discontinuance of operations of BC Management, and as of December 31, 2019 there were no BC Management Warrants outstanding.

Pursuant to its acquisition of Secure Education Consultants on January 1, 2018, the Company issued: warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $5.44 per share; and warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $6.53 per share (the “Secure Education Warrants”). The expiration date of the Secure Education Warrants is January 1, 2023. As of December 31, 2019, and December 31, 2018, there were 66,666 Secure Education Warrants outstanding.

On November 1, 2018, in connection with an underwritten public offering of its common stock, the Company issued to the underwriters warrants to purchase 206,250 shares of its common stock, exercisable over a period of five years, at an exercise price of $1.00 per share. These warrants are exercisable commencing April 27, 2019 and expire on October 29, 2023. During the year ended December 31, 2019, 189,813 warrants were exercised in cash and cashless transactions resulting in the issuance of 148,279 shares of common stock. As of December 31, 2019, and December 31, 2018, 16,437 and 206,250 warrants related to the 2018 underwritten public offering remain outstanding, respectively.

On March 12, 2019, in connection with the 2019 Promissory Notes, the Company issued warrants to purchase 2,500,000 shares of its common stock, which are immediately exercisable at an exercise price of $0.74 per share, to certain individuals and entities. Of the 2,500,000 warrants, 625,000 were issued as partial consideration for the OpenALPR Technology Acquisition. During the year ended December 31, 2019, 963,125 warrants were exercised in cash and cashless transactions resulting in the issuance of 783,387 shares of common stock. As of December 31, 2019, 1,536,875 warrants related to the 2019 Promissory Notes remain outstanding.

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

Rekor has also designed the 2017 Plan to include a number of provisions that Rekor’s management believes promote best practices by reinforcing the alignment of equity compensation arrangements for nonemployee directors, officers, employees, consultants and stockholders’ interests. These provisions include, but are not limited to, the following:

No Discounted Awards. Awards that have an exercise price cannot be granted with an exercise price less than the fair market value on the grant date.

No Repricing Without Stockholder Approval. Rekor cannot, without stockholder approval, reduce the exercise price of an award (except for adjustments in connection with a Rekor recapitalization), and at any time when the exercise price of an award is above the market value of Rekor common stock, Rekor cannot, without stockholder approval, cancel and re-grant or exchange such award for cash, other awards or a new award at a lower (or no) exercise price.

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

“Double-trigger” Change in Control Vesting. If awards granted under the 2017 Plan are assumed by a successor in connection with a change in control of Rekor, such awards will not automatically vest and pay out solely as a result of the change in control, unless otherwise expressly set forth in an award agreement.

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

A summary of stock option activity under the Company’s 2017 Plan for the years ended December 31, 2019 and 2018 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding Balance at January 1, 2018	1,695,375	$2.19	9.26
Granted	48,499	0.73	9.85
Exercised	(13,998)	1.68	9.50
Forfeited	(450,633)	1.82	-
Expired	(51,686)	1.36	-
Outstanding Balance at December 31, 2018	1,227,557	2.13	8.39	-
Granted	870,549	1.03	8.76
Forfeited	(111,537)	1.95	-
Canceled	(331,186)	2.05	-
Outstanding Balance at December 31, 2019	1,655,383	$1.68	8.33	$3,256
Exercisable at December 31, 2019	999,831	$1.84	6.66	$1,684

Stock compensation expense for the year ended December 31, 2019 and 2018 was $446,000 and $465,000, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations. The weighted average grant date fair value of options granted for the years ended December 31, 2019 and 2018 was $0.52 and $0.73, respectively. The intrinsic value of the stock options granted during the years ended December 31, 2019 and 2018, was $2,172,000 and $0, respectively. The total fair value of shares that became vested after grant during the years ended December 31, 2019 and 2018 was $408,000 and $325,000, respectively.

As of December 31, 2019, there was $486,000 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan that will be recognized over a weighted average period of 1.64 years.

NOTE 16 – LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share (dollars in thousands, except per share data):

	Year Ended December 31, 2019
	2019	2018
Basic and diluted loss per share
Net loss from continuing operations	$(14,412)	$(5,709)
Less: preferred stock accretion	(752)	(655)
Less: preferred stock dividends	(460)	(460)
Net loss attributable to shareholders from continuing operations	(15,624)	(6,824)
Net income (loss) from operations held for sale	(1,472)	6
Net loss attributable to shareholders	$(17,096)	$(6,818)
Weighted average common shares outstanding - basic and diluted	20,033,023	15,409,014
Basic and diluted loss per share from continuing operations	$(0.78)	$(0.44)
Basic and diluted (loss) earnings per share from operations held for sale	(0.07)	-
Basic and diluted loss per share	$(0.85)	$(0.44)
Common stock equivalents excluded due to anti-dilutive effect	5,602,841	3,898,257

As the Company had a net loss for the year ended December 31, 2019, the following 5,602,841 potentially dilutive securities were excluded from diluted loss per share: 2,491,249 for outstanding warrants, 974,487 related to the Series A Preferred Stock, 481,722 related to the Series B Preferred Stock and 1,655,383 related to outstanding options.

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

NOTE 17 – BUSINESS SEGMENTS

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

Transfer prices between the operating segments were determined on current market values or cost plus markup of the seller’s business segment.

Summarized financial information concerning the Company’s reportable segments is presented below (dollars in thousands):

	Technology	Professional Services	Corporate Services	Elimination	Consolidated
Year Ended December 31, 2019
Revenues	$5,469	$13,874	$-	$(23)	$19,320
Gross profit	3,817	6,468	-	(23)	10,262
Loss from operations*	(2,259)	(1,560)	(5,293)	23	(9,089)
Loss from operations held for sale (including impairment of goodwill of $1,022,000)	-	(1,146)	-	-	(1,146)
* Including intangible assets impairment	-	1,549	-	-	1,549

Year Ended December 31, 2018
Revenues	$3,522	$16,532	$-	$-	$20,054
Gross profit	1,880	8,196	-	-	10,076
Loss from operations	(832)	(381)	(3,910)	-	(5,123)
Income from operations held for sale	-	86	-	-	86

Information about the Company’s revenue in different geographic regions, which is attributable to the Company’s operations located primarily in the United States, Canada, and other countries is as follows (dollars in thousands):

	Year ended December 31,
	2019	2018	2019	2018
	Technology		Professional Services
United States	$4,052	$3,449	$13,851	$16,357
Canada	654	73	-	78
Other	763	-	-	97
Total Revenue	$5,469	$3,522	$13,851	$16,532

Except for the United States and Canada, total revenue in any single country was less than 10% of consolidated revenue.

Additional information relating to the Company’s business segments is as follows (dollars in thousands):

	December 31,
	2019	2018
Assets:
Technology	$16,625	$4,294
Professional services	5,726	5,510
Corporate services	509	1,461
Total assets from continuing operations	22,860	11,265
Assets from operations held for sale	6,132	6,790
Total assets	$28,992	$18,055

Information about the Company’s total assets in different geographic regions is as follows (dollars in thousands):

	December 31,
	2019	2018
United States	$1,220	$1,320
Canada	70	70
Accumulated Depreciation	(807)	(928)
Total property and equipment, net	$483	$462

Long-lived assets by segment is as follows (dollars in thousands):

	December 31,
	2019	2018
Technology	$14,875	$3,122
Professional Services	540	2,195
Corporate	430	3
Consolidated	$15,845	$5,320

Total net additions to long-lived assets by segment are as follows (dollars in thousands):

	Year ended December 31,
	2019	2018
Technology	$12,998	$1,013
Professional Services	701	376
Corporate	564	-
Consolidated	$14,263	$1,389

Depreciation and amortization expense are allocated to all segments based on usage. Total depreciation and amortization expense, by segment, is as follows (dollars in thousands):

	Year ended December 31,
	2019	2018
Technology	$1,245	$322
Professional Services	485	725
Corporate	137	-
Consolidated	$1,867	$1,047

NOTE 18 – SUBSEQUENT EVENTS

Issuance of Additional Stock

As of March 30, 2020, the Company sold an additional 536,730 shares of common stock through its At-the-Market Sales Agreement.

Held for Sale Operations

Subsequent to year-end, the Board of Directors approved the plan to sale AOC Key Solutions. As such, the Company determined that the AOC Key Solutions business met the criteria for held for sale accounting because it expects to complete the sale of AOC Key Solutions during the next 12 months. Historically, AOC Key Solutions has been presented as part of the Professional Services Segment. As of December 31, 2019, AOC Key Solutions has been presented as part of continuing operations.

This pending disposition is a result of the Company’s strategic decision to concentrate resources on the development of its Technology Segment and will result in material changes in the Company's operations and financial results.

On March 16, 2020, the Company received an offer of $4M to purchase AOC Key Solutions. The offer has been made by current AOC Key Solutions management. The offer is currently being evaluated by members of the Company's Board of Directors who are not related parties. The Company cannot assure that this transaction will be closed in a timely fashion or at all.

Increase in the Authorized Number of Shares of the Company’s Common Stock

The Company has adopted and approved an amendment to increase the number of authorized shares of common stock from 30,000,000 to 100,000,000, which was effective March 18, 2020. The rights and privileges terms of the additional authorized shares of common stock will be identical to those of the currently outstanding shares of common stock. However, because the holders of common stock do not have preemptive rights to purchase or subscribe for any new issuances of common stock, the subsequent potential issuance of additional shares of common stock will reduce the current stockholders’ percentage ownership interest in the total outstanding shares of common stock. The Amendment and the creation of additional shares of authorized common stock will not alter current stockholders’ relative rights and limitations.

Commitments and Contingencies Subsequent to Year-end

Vigilant Solutions, LLC, a subsidiary of Motorola Solutions, Inc., filed a complaint on February 21, 2020 against the Company and certain of its subsidiaries in the US District Court for the District of Maryland. The complaint alleges that certain of the Company’s products violate a patent held by Vigilant. The Company has retained counsel to investigate the claims made in the complaint and the investigation into these matters is ongoing. Nevertheless, based on a review of the complaint, the Company believes that it has substantial defenses to the allegations contained in the complaint and that the validity of the patent underlying the complaint is subject to challenge. The Company intends to vigorously defend the allegations of the Vigilant complaint.

On January 31, 2020, the Company’s wholly owned subsidiary, OpenALPR filed a complaint in the US District Court for the Western District of Pennsylvania against a former customer, Plate Capture Solutions, Inc. (“PCS”) for breach of software license agreements pursuant to which software to was licensed to PCS. On February 19, 2020 PCS filed an answer, counterclaim and joinder in the case, among other things, seeking to join the Company as a party to the litigation and making counterclaims for defamation, fraud and intentional interference with existing and future business relationships. The Company believe that it has substantial defenses to the counterclaims and intend to vigorously defend the allegations of the counterclaims.

2019 Promissory Notes

In March 2020, the Company extended the maturity date of the 2019 Promissory Notes, from March 11, 2021 to June 12, 2021. Additionally, in March 2020, the Company received a waiver to defer the fixed charge coverage ratio covenant related to the 2019 Promissory Notes until May 31, 2020.

Other Items

The spread of a novel strain of coronavirus (COVID-19) around the world in the first quarter of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, the Company is unable to determine if it will have a material impact to its operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 28, 2019, our Audit Committee approved the dismissal of BD & Company, Inc. (“BD & Company”), the independent registered public accounting firm prior to such date.

BD & Company’s audit reports on our consolidated financial statements as of and for the years ended December 31, 2018 and 2017 and the related financial statement schedule did not contain any adverse opinions or disclaimers of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. We were not required to have, nor was BD & Company engaged to perform, audits of its internal control over financial reporting.

During the years ended December 31, 2018 and 2017 and in the subsequent interim period through June 28, 2019, there were (i) no disagreements between us and BD & Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BD & Company, would have caused BD & Company to make reference to the subject matter of the disagreement in its reports on our consolidated financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided BD & Company with a copy of the disclosures it made in its Current Report on Form 8-K (the “Form 8-K”) prior to the time the Form 8-K was filed with the Securities and Exchange Commission (the “SEC”). The Company requested that BD & Company furnish a letter addressed to the SEC stating whether or not it agrees with the statements made herein. A copy of BD & Company’s letter, dated June 28, 2019, was attached as Exhibit 16.1 (the “BD & Company Letter”) to the Form 8-K and is incorporated herein by reference.

For further information regarding our change in accounting firm, please see Item 4.01 of our Report on Form 8-K filed on June 28, 2019.

ITEM 9A. CONTROLS AND PROCESURES

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Based on management’s review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2019.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that our receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Under the supervision and with the participation with our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

Attestation Report of Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm because non-accelerated filers are not required to provide such a report.

Remediation of Material Weaknesses

In consultation with third-party consultants, who have sufficient expertise and experience, management developed and implemented a remediation plan to address the material weaknesses that were reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. To address the material weaknesses, the Company began implementing a plan in 2019 which included the following:
●
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
●
We augmented our accounting reporting staff by hiring Corporate Controller, Accounting Manager and Financial, Planning and Analysis Director and are realigning our accounting staff in order to strengthen internal controls over financial reporting.
●
We implemented new ERP system across the organization (with the exception of Global).
●
We hired third-party consultants to map our risks and initiate improved internal control processes.

As part of these efforts, we have mapped significant controls, implemented new control processes and, improved the design and operational effectiveness of our control processes and systems for financial reporting.

These actions resulted in enhanced internal controls which were in place for a period of time in 2019 that was sufficiently long enough for management to conclude, through testing, that the controls are operating effectively.

As such, management has concluded that this material weakness was remediated as of December 31, 2019.

Changes to Internal Control over Financial Reporting

Other than the remediation efforts identified above to address the prior year material weaknesses, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND COPORATE GOVERNANCE

The following table sets forth our directors and executive officers.

Name	Age	Position
Executive Officers:
Robert A. Berman	60	President and Chief Executive Officer and Director
Eyal Hen	47	Chief Financial Officer
Riaz Latifullah	63	Executive Vice President, Corporate Development

Directors:
James K. McCarthy	68	Chairman of the Board and Strategic Advisor
Paul A. de Bary	73	Lead Director
Glenn Goord	68	Director
David Hanlon	75	Director
Christine J. Harada	47	Director
Richard Nathan, Ph. D.	75	Director
Steven D. Croxton	57	Director

Directors

James K. McCarthy has served as the Chairman of our Board of Directors since March 2016 and as Strategic Advisor to our Company since April 2018. Mr. McCarthy served as our Chief Strategy Officer from March 2016 to March 2017, and from April 2017 to March 2018, was the host of The Bridge, a weekly 30- minute broadcast television program produced by us devoted exclusively to bridging the gap between the government and the private sector. Mr. McCarthy founded AOC Key Solutions in 1983 and served as its Technical Director until our acquisition of AOC Key Solutions in March 2016. At AOC Key Solutions, Mr. McCarthy’s career spans over 30 years of marketing strategy creation, proposal development, and oral presentation coaching to contractors seeking to expand their market shares or to enter the government contracts market sector. Mr. McCarthy has worked at AOC Key Solutions since 1983. Mr. McCarthy has served in an advisory role with the George Washington University, Virginia Science and Technology Campus, Technology Accelerator and has been a frequent speaker with the George Mason University Procurement and Technical Assistance Center. Mr. McCarthy has also served on the board of Coalition for Government Procurement and on the Veterans Institute for Procurement GovCon Council. Mr. McCarthy holds a BA in Political Science and Government and an MA in Public Policy and Government from Ohio University. We believe Mr. McCarthy is qualified to serve on our board of directors due to his extensive executive leadership and management experience and his deep knowledge of government contracting.

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

Paul A. de Bary has served on our Board of Directors since January 2017 and as Lead Director since November 2017. Mr. de Bary was a member of the board of managers of TDI, LLC, an agent for a manufacturer of digital X-ray systems for medical, veterinary and industrial applications from 2001 to 2018. He has also served as chairman of the Board of Ethics of the Town of Greenwich, Connecticut since 2008. From 1996 to 2015, he was a managing director at Marquette de Bary Co., Inc., a New York based broker-dealer, where he served as a financial advisor for state and local government agencies, public and private corporations and non-profit organizations, as well as general counsel. He previously served as a director of Empire Resorts, Inc. (Nasdaq: NYNY) from 1996 to 2010, where he served as chairman of its audit committee as well as, at various times throughout his tenure as a director, a member of the governance and compensation committees and various special committees. Mr. de Bary is a member of the American Bar Association, the New York State Bar Association and the Association of the Bar of the City of New York. Mr. de Bary holds a JD, an MBA and an A.B. from Columbia University. We believe Mr. de Bary is qualified to serve on our board of directors due to his legal and investment experience and his experience as a member of several boards of directors, including those of public companies.

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

David Hanlon has served on our Board of Directors since November 2018. Mr. Hanlon is a founding principal of Executive Hospitality Partners, a strategic and asset management firm. Since 2008, he has served as Chief Executive Officer of Hanlon Investments which provides project development consulting services to casinos, hotels and resorts. Mr. Hanlon has served as a member of Cornell University’s Industry Advisory Board, as well as on the Board of Directors of the Cornell Football Association and was elected to be a lifetime member of the Cornell University Administrative Advisory Board. He was also an advisor to the Wharton Entrepreneurial Program. Mr. Hanlon holds a B.S. in Hotel Administration from Cornell, an MBA in Finance and an M.S. in Accounting from the Wharton School at the University of Pennsylvania and graduated from the Advanced Management Program at the Harvard Business School. We believe Mr. Hanlon is qualified to serve on our board of directors due to his leadership and executive management experience and experience serving on public company boards of directors.

Steven D. Croxton, is Managing Director of Rice, Voelker, LLC and has more than 30 years’ experience in investment and commercial banking. During his career, Mr. Croxton has been involved in financing and advisory transactions totaling more than $35 billion for a variety of public and private corporations. He has previously served on the Board of Directors of Peninsula Gaming, LLC, and has held leadership roles with responsibilities related to investment, corporate, and international banking. Mr. Croxton earned a B.S. in Finance from Louisiana State University, and a Master of International Management from the American Graduate School of International Management (now Thunderbird School of Global Management), and holds FINRA Series 7, 24, 63, and 79 licenses. We believe Mr. Croxton is qualified to serve on our board of directors due to his in-depth knowledge of the capital markets, as well as extensive background in financing and advisory of public corporations.

Executive Officers

Robert A. Berman, Chief Executive Officer, President and Member of the Board The biography for Robert A. Berman is set forth above in the section entitled “Directors.”

Eyal Hen, Chief Financial Officer - Mr. Hen has more than 16 years’ experience as a global finance and business management executive in corporate environments, most recently with VAYA Pharma Inc. and Ormat Technologies, Inc. (NYSE: ORA). His expertise working as a finance executive in the public markets, where he oversaw financial reporting, compliance initiatives, investor communications, and financing, will be instrumental as the Company continues its growth. Mr. Hen holds a BA in Economics and Accounting from Ben Gurion University (Israel) and an MBA from the University of Phoenix.

Riaz Latifullah, Executive Vice President, Corporate Development - Mr. Latifullah serves as Executive Vice President, Corporate Development. On May 1, 2018, Mr. Latifullah was appointed as our Principal Financial and Accounting Officer, a role he assumed on an interim basis upon the resignation of our former Chief Financial Officer. Prior to joining Rekor, Mr. Latifullah served as the Chief Financial Officer of the American Grandparents Association / Grandparents.com. Mr. Latifullah spent 13 years with AARP, a non-profit organization that advocates on behalf of people over age 50. With AARP he served as Vice President, Financial Management, Senior Director Strategic Markets and Director Brand Operations. As an in-house entrepreneur with AARP he created and launched five start-up operations bringing significant changes to the organization. In other positions before AARP Mr. Latifullah served as General Manager for TV on the WEB, an Internet video production company, a Government Relations Representative for the U.S. Merchant Marine Academy Alumni Foundation and an Investment Banking Associate for Ryan, Lee and Company. Mr. Latifullah holds an MBA from Stanford University, an MSE in Naval Architecture and Marine Engineering from the University of Michigan and a BS in Marine Engineering from the U.S. Merchant Marine Academy.

Independence of Directors

Our Board is currently comprised of eight members, five of whom are independent directors. James McCarthy, Richard Nathan and Robert A. Berman are not independent directors.

The Board, upon recommendation of the Governance Committee, unanimously determined that each of our five non-employee directors is “independent,” as such term is defined in the Nasdaq Stock Market Rules (“Stock Market Rules”).

The definition of “independent director” included in the Stock Market Rules includes a series of objective tests, such as that the director is not an employee of the Company, has not engaged in various types of specified business dealings with the Company, and does not have an affiliation with an organization that has had specified business dealings with the Company. Consistent with the Company’s Corporate Governance Principles, the Board’s determination of independence is made in accordance with the Stock Market Rules, as the Board has not adopted supplemental independence standards. As required by the Stock Market Rules, the Board also has made a subjective determination with respect to each director that such director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company), even if the director otherwise satisfies the objective independence tests included in the definition of an “independent director” included in the Stock Market Rules.

In determining that each individual who served as a member of the Board is independent, the Board considered that, in the ordinary course of business, transactions may occur between the Company and entities with which some of our directors are affiliated. The Board unanimously determined that the relationships discussed in Item 13 below were not material. No unusual discounts or terms were extended.

There are no family relationships among any of our directors or executive officers.

Committees of the Board

Our Board has three standing committees: Audit, Compensation, and Governance. Each of the committees is solely comprised of and chaired by independent directors, each of whom the Board has affirmatively determined is independent pursuant to the Stock Market Rules. Each of the committees operates pursuant to its charter. The committee Charters are reviewed annually by the Governance Committee. If appropriate, and in consultation with the chairs of the other committees, the Corporate Governance Committee proposes revisions to the charters. The responsibilities of each standing committee are described in more detail below. From time to time, the Board of Directors may also appoint special committees for specific purposes. The Board has also chartered an Executive Committee to serve in the event that our Chief Executive officer is unable to discharge duties for a limited period of time. The charters for the three standing committees are available on the Company's website at www.rekorsystems.com by following the link to “Investors” and then to “Corporate Governance.”

The Chair and members of each standing committee are summarized in the table below:

Name	Audit Committee	Compensation Committee	Corporate Governance Committee

Paul A. de Bary - (Independent)	Chair	-	Member
Glenn Goord - (Independent)	Member	Chair	-
David Hanlon - (Independent)	-	Member	Member
Christine J. Harada - (Independent)	Member	Member	Chair
Steven D. Croxton - (Independent)	Member	Member	-

Audit Committee

We have an Audit Committee comprised of directors who are “independent” within the meaning of Nasdaq Rule 5605(b)(1). The Audit Committee assists our Board in overseeing the financial reporting process and maintaining the integrity of our financial statements, and of our financial reporting processes and systems of internal audit controls, and our compliance with legal and regulatory requirements. The Audit Committee is responsible for reviewing the qualifications, independence and performance of our independent registered public accounting firm and review our internal controls, financial management practices and investment functions and compliance with financial legal and regulatory requirements. The Audit Committee is also responsible for performing risk and risk management assessments as well as preparing any report of the Audit Committee that may be required by the proxy rules of the SEC to be included in the Corporation’s annual proxy statement. Our Board has identified and appointed Paul de Bary as its “audit committee financial expert,” as defined by the SEC in Item 407 of Regulation S-K. Mr. de Bary serves as the Chair of the Audit Committee, and is joined on the committee by Ms. Harada, Mr. Croxton, and Mr. Goord.

Compensation Committee

We have a Compensation Committee comprised of members who are “Non-Employee Directors” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and “outside directors” within the meaning of Section 162(m) of the Code. They are also “independent” directors within the meaning of NASDAQ Rule 5605(b)(1). The Compensation Committee is responsible for overseeing the establishment and maintenance of our overall compensation and incentive programs to discharge the Board’s responsibilities relating to compensation of our executive officers and directors, including establishing criteria for evaluating performance and setting appropriate levels of compensation, and to produce an annual report on executive compensation for inclusion in the Corporation’s proxy statement in accordance with the rules and regulations of the SEC. The Compensation Committee advises and makes recommendations to our Board on all matters concerning director compensation. Mr. Goord serves as Chair of the Compensation Committee and is joined by Ms. Harada, Mr. Croxton and Mr. Hanlon.

Corporate Governance Committee

Our Board has a Governance Committee that that (1) reviews and recommends improvements to our governance guidelines and corporate policies; (2) monitors compliance with our Code of Conduct; (3) trains new members of the Board of Directors; (4) reviews the performance of the Board of Directors and its various committees and makes recommendations intended to improve that performance, (5) evaluates and makes recommendations concerning changes in the charters of the various Committees of the Board of Directors, (6) evaluates the performance of the Chief Executive Officer of the Corporation, (7) oversees the development and implementation of succession planning for Corporation senior management positions; (8) identifies and recommends candidates for nomination as members of the Board of Directors and its committees; and (9) such other matters as may be required to ensure compliance with applicable federal and state laws or the requirements of any exchange on which the Company maintains a listing for its securities. The committee is required to be comprised of entirely “independent” directors within the meaning of NASDAQ Rule 5605(b)(1). Ms. Harada currently serves as the Chair of the Governance Committee and is joined on the committee by Mr. Hanlon and Mr. de Bary.

Compensation of Rekor Directors

The following table provides the total compensation for each person who served as a non-employee member of our Board of Directors during fiscal year 2019, including all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of fiscal year 2019:

	Fees earned or paid in cash	Option awards		Total
Name	($)	($) (1)		($)
Paul de Bary (2)	$72,000	$31,276	(2)	$103,276
Glenn Goord (3)	47,000	11,465	(3)	58,465
Christine Harada (4)	52,250	11,465	(4)	63,715
Richard Nathan, Ph. D.	30,000	-		30,000
David Hanlon (6)	39,750	11,465	(5)	51,215
Steven D. Croxton	15,755	47,122	(6)	62,877

(1)
The amount shown reflects the aggregate grant date fair value of option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification 718.
(2)
Amount represents the fair value of the issuances of 10,000 and 50,000 stock options to Mr. de Bary on March 26, 2019 and May 8, 2019, respectively.
(3)
Amount represents the fair value of the issuances of 10,000 and 12,500 stock options to Mr. Goord on March 26, 2019 and May 8, 2019, respectively.
(4)
Amount represents the fair value of the issuances of 10,000 and 12,500 stock options to Mrs. Harada on March 26, 2019 and May 8, 2019, respectively.
(5)
Amount represents the fair value of the issuances of 10,000 and 12,500 stock options to Mr. Hanlon on March 26, 2019 and May 8, 2019, respectively.
(6)
Mr. Croxton serves as director since June 19, 2019.
(7)
Amount represents the fair value of the issuance of 48,499 stock options to Mr. Croxton on June 19, 2019.

 Our non-employee directors are compensated for their services as follows:

		Board Meeting Fee		Committee Meeting Fee
	Annual Fee	In Person	Telephonic	In Person	Telephonic
Position	($) (1)	($)	($)	($)	($)
Board Member	25,000	1,000	500	500	250
Audit Committee Chair	20,000	1,500	500	500	250
Compensation Committee Chair	10,000	1,500	500	500	250
Governance Committee Chair	10,000	1,500	500	500	250
Special Committee	-	500	250	500	250
Lead Director	10,000	-	-	-	-

(1) Payments are made on a quarterly basis.

Directors who are officers or employees of Rekor or its subsidiaries do not receive any compensation for service on our Board, but employee directors will be reimbursed for expenses incurred in attending meetings of our Board or any committees thereof.

Code of Ethics

We have adopted a Code of Conduct, which serves as our Code of Ethics, which applies to all of our employees, including our Chief Executive Officer and our Chief Financial Officer. Our Code of Conduct is available on our website at www.rekorsystems.com. If we amend or grant a waiver of one or more of the provisions of our Code of Conduct, we intend to satisfy the requirements under Item 5.05 of Item 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Conduct that apply to our Principal Executive and Principal Financial Officer by posting the required information on our website at the above address. Our website is not part of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and shareholders who own more than 10% of the Company’s stock to file forms with the SEC to report their ownership of the Company’s stock and any changes in ownership. The Company assists its directors and executives by identifying reportable transactions of which it is aware and preparing and filing the forms on their behalf. All persons required to file forms with the SEC must also send copies of the forms to the Company. We have reviewed all forms provided to us. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filings during the past fiscal year were filed on a timely basis except for the following: (i) delinquent Form 4s filed for stock option grants on May 8, 2019 and reported on Form 4s filed on May 23, 2019 for Messrs. Paul de Bary, Glenn Goord, David Hanlon, and Ms. Christine Harada, respectively, (ii) delinquent Form 4s for a stock option grants on May 15, 2019 and reported on Form 4s on May 23, 2019 to Messrs. Eyal Hen and Riaz Latiffulah, and Robert Berman, respectively, and (iii) a delinquent Form 4 for a stock option grant on June 19, 2019 and reported on Form 4 on July 8, 2019 for Mr. Steven Croxton, and that all directors, executive officers and 10% beneficial owners have fully otherwise complied with such requirements during the past fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

This section discusses material components of our 2019 compensation program for our named executive officers identified in the 2019 Summary Compensation Table below.

2019 Summary Compensation Table

Name/Capacities in which compensation was received	Year	Base Salary		Bonus	Equity incentive awards		All other compensation		Total
Robert Berman	2019	$453,205	(1)	$-	$46,605	(2)	$18,194	(3)	$518,004
Chief Executive Officer	2018	395,000		-	-		-		395,000
Eyal Hen	2019	202,074	(4)	-	26,415	(5)	2,488	(3)	230,977
Chief Financial Officer	2018	-		-	-		-		-
Riaz Latifullah	2019	289,680	(6)	-	10,566	(7)	17,700	(3)	317,946
EVP Corporate Development	2018	271,667		100,000(8)	-		-		371,667

(1)
In 2019, we increased Mr. Berman’s base salary from $395,000 to $495,000 per year effective May 15, 2019.
(2)
Amount represents the fair value of the issuance of 100,000 stock options to Mr. Berman on May 8, 2019.
(3)
Amount represents 401(k) matching and health insurance contributions.
(4)
Mr. Hen has served as Chief Financial Officer since May 15, 2019.
(5)
Amount represents the fair value of the issuance of 50,000 stock options to Mr. Hen on May 15, 2019.
(6)
In 2019, we increased Mr. Latifullah’s base salary from $285,000 to $305,000 per year effective May 15, 2019 and in 2018, we increased from $225,000 to $285,000 per year effective March 1, 2018.
(7)
Amount represents the fair value of the issuance of 20,000 stock options to Mr. Latifullah on May 8, 2019.
(8)
Amount represents subjective bonus.

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

Equity Incentive Awards

In August 2017, the Company approved and adopted the 2017 Equity Award Plan (the “2017 Plan”). The purpose of the 2017 Plan is to promote the interests of Rekor (including its subsidiaries and affiliates, if any) and its stockholders by using equity interests in Rekor to attract, retain and motivate its management, nonemployee directors and other eligible persons and to encourage and reward their contributions to our performance and profitability. The 2017 Plan permits the granting of stock options, stock appreciation rights, restricted and unrestricted stock awards, phantom stock, performance awards and other stock-based awards for the purpose of attracting and retaining quality employees, directors and consultants. The 2017 Plan reserved 3,000,000 shares of our common stock for future grants from time to time under awards administered by our Board of Directors.

Rekor has also designed the 2017 Plan to include a number of provisions that Rekor’s management believes promote best practices by reinforcing the alignment of equity compensation arrangements for nonemployee directors, officers, employees, consultants and stockholders’ interests. These provisions include, but are not limited to, the following: no discounted awards; no repricing without stockholder approval; no evergreen provision; no automatic grants; no transferability; no tax gross-ups; no liberal change-in-control definition; “double-trigger” change-in-control vesting; no dividends on unearned performance awards; limitation on amendments; and Clawbacks. The 2017 Plan is administered by the Rekor Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our named executive officers at December 31, 2019.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Option - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares that Have Not Vested	Market Value of Shares of Stock that Have not Vested
Robert Berman	-	50,000	(1)	$1.00	5/8/2029	-	-
Robert Berman	-	50,000	(1)	1.50	5/8/2029	-	-
Eyal Hen	-	50,000	(1)	0.78	5/15/2029	-	-
Riaz Latifullah	174,595	-		1.42	12/31/2026	-	-
Riaz Latifullah	-	20,000	(1)	0.80	5/8/2029	-	-

(1)
 The option vests in equal annual installments over three years.

Employment Agreements and Potential Payments Upon Termination or Change in Control

We have entered into employment agreements with our executives in connection with his or her commencement of employment with us.

Berman Employment Agreement

The Employment Agreement entered into May 15, 2019 with Robert Berman (“Berman Employment Agreement”) provides that Mr. Berman will serve as our Chief Executive Officer and President. The agreement has a term of five years with automatically renewing one-year terms thereafter. This agreement supersedes Mr. Berman’s previous employment agreement which otherwise would have expired by its terms on March 31, 2022. Mr. Berman’s base salary is $495,000 per annum, and he is eligible for a bonus as determined by our Compensation Committee. Mr. Berman is also eligible to receive all such other benefits as are provided to other management employees.

 Mr. Berman was granted options to purchase 100,000 shares of common stock of the Company with an exercise price per share as follows: 50,000 shares at $1.00 and 50,000 shares at $1.50.

In the event of a “Change of Control”, as defined in the Berman Employment Agreement, whether during the initial term or thereafter, we shall have the right to terminate the Berman Employment Agreement. Mr. Berman is eligible to receive two times his base salary then in effect if his employment with the Company is terminated within 120 days of a change in control (as such is defined in the Berman Employment Agreement).

Mr. Berman also agreed as consideration for entering into the Berman Employment Agreement, that for the period during his employment and for twelve months thereafter, (i) he will not compete with the Company in the “Geographic Area”, as defined in the Berman Employment Agreement, and (ii) he will not solicit any of our existing employees, suppliers or customers.

Hen Employment Agreement

The Employment Agreement with Eyal Hen (the “Hen Employment Agreement”) provides that Mr. Hen will serve as our Chief Financial Officer for an initial three-year term that began on May 15, 2019, subject to automatic extension. His base salary of $335,000 per annum and will be eligible for a bonus as determined by the Board of Directors of the Company (the “Board”) in its sole discretion. Mr. Hen is also eligible to receive all such other benefits as are provided to other management employees.

Mr. Hen was granted options to purchase 50,000 shares of common stock of the Company, $0.0001 par value per share (“ Common Stock”), pursuant to the Company’s 2017 Equity Award Plan (the “2017 Plan”), which will vest in three equal annual installments on the first (May 15, 2020), second (May 15, 2021), and third (May 15, 2022) anniversaries of the grant date, at a strike price of $0.78 per share, the closing price of the Company’s Common Stock on May 15, 2019.

Mr. Hen is eligible to receive two times his base salary then in effect if his employment with the Company is terminated within 120 days of a change of control (as such term is defined in the Hen Employment Agreement).

Mr. Hen also agreed as consideration for entering into the Hen Employment Agreement, that for the period during his employment and for twelve months thereafter, (i) he will not compete with the Company in the “Geographic Area”, as defined in the Hen Employment Agreement, and (ii) he will not solicit any of our existing employees, suppliers or customers.

James K. McCarthy Offer Letter

The amended and restated James K. McCarthy Offer Letter (the “McCarthy Offer Letter”) provides that Mr. McCarthy will continue to provide strategic support, orals coaching and mentoring of AOC Key Solutions’ leadership staff. His employment is at will, subject to providing 120-days’ notice of resignation or termination. We may pay Mr. McCarthy’s salary in lieu of notice for some or all of the 120-day notice period. His base salary is $298,989 per annum, and he is eligible for a bonus as determined by our Compensation Committee. Mr. McCarthy will also be eligible to receive all such other benefits as are provided to other management employees.

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

Riaz Latifullah Employment Agreement

The employment agreement with Riaz Latifullah (the “Latifullah Employment Agreement”) provides that Mr. Latifullah shall be Executive Vice President of Corporate Development, effective May 15, 2019, for an initial term to end on April 7, 2022, subject to automatic extension. Mr. Latifullah’s annual base salary is $305,000, and he will be eligible for a bonus as determined by the Board in its sole discretion. Mr. Latifullah is also eligible to receive all such other benefits as are provided to other management employees.

On May 8, 2019, pursuant to the Latifullah Employment Agreement, Mr. Latifullah was granted options to purchase 20,000 shares of common stock, pursuant to the 2017 Plan, which will vest in three equal annual installments on the first (May 8, 2020), second (May 8, 2021), and third (May 8, 2022) anniversaries of the grant date, at a strike price of $0.80 per share, the closing price of the Company’s common stock on May 8, 2019 .

Mr. Latifullah is eligible to receive two times his base salary then in effect if Mr. Latifullah’s employment with the Company is terminated within 120 days of a change of control (as such term is defined in the Latifullah Employment Agreement).

Mr. Latifullah also agreed as consideration for entering into the Latifullah Employment Agreement, that for the period during his employment and for twelve months thereafter, (i) he will not compete with the Company in the “Geographic Area”, as defined in the Latifullah Employment Agreement, and (ii) he will not solicit any of our existing employees, suppliers or customers.

Matthew Hill Employment Agreement

On November 14, 2018, concurrent with the execution of the OpenALPR Purchase Agreement, the Company entered into an employment agreement with Matthew Hill (the “Hill Employment Agreement”) which became effective as of March 12, 2019, the closing date of the OpenALPR Purchase Agreement, pursuant to which Mr. Hill began serving as Rekor’s Chief Science Officer. The Hill Employment Agreement provides for a term of three years unless earlier terminated pursuant to the terms thereof which term renews for additional one-year terms until terminated upon ninety days advance notice. Mr. Hill will earn an annual base salary of $165,000.

Either party may terminate the Hill Employment Agreement with or without cause with notice as contemplated by the Hill Employment Agreement, provided however, if Mr. Hill resigns, he shall provide the Company with at least six months prior written notice. The Hill Employment Agreement provides for the payment of severance under certain circumstances as outlined therein.

Mr. Hill also agreed that, for the period during his employment and for one year thereafter, he will not compete with Rekor in the “Restricted Territory”, as defined in Exhibit A to the Hill Employment Agreement, and he will not solicit any of Rekor’s existing employees, suppliers or customers.

Securities authorized for issuance under equity compensation plans

The following table provides information about our equity compensation plans as of December 31, 2019.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,655,383	$1.68	1,330,619
Total	1,655,383	$1.68	1,330,619

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as March 30, 2020, information concerning the beneficial ownership of our common stock by, each person or group of persons known to beneficially own more than 5% of the outstanding shares of our common stock, each person who is our executive officer or director, and all such executive officers and directors as a group. Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. Under these rules, beneficial ownership generally includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of March 30, 2020 through the exercise of any option, warrant, conversion privilege or similar right. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock that could be issued upon the exercise of outstanding options and warrants that are exercisable within 60 days of March 30, 2020 are considered to be outstanding. These shares, however, are not considered outstanding when computing the percentage ownership of any other person.

To our knowledge, except as indicated in the footnotes to the following table, all beneficial owners named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of ownership is based on 22,768,757 shares of common stock outstanding as of March 30, 2020.

	Shares Beneficially Owned
Name and address of beneficial owner (1)	Number of Shares beneficially owned (2)		Percent of class
Directors and Named Executive Officers
Robert A. Berman	4,495,438	(3)	19.7%
James McCarthy	2,725,835		12.0%
Richard Nathan	1,614,666	(4)	7.1%
Matthew Hill	1,155,000	(5)	4.9%
Paul de Bary	118,499	(6)	*
Glenn Goord	150,999	(7)	*
Christine Harada	70,999	(8)	*
David Hanlon	70,999	(8)	*
Steven Croxton	48,499	(9)	*
Eyal Hen	16,667	(10)	*
Riaz Latifullah	187,929	(11)	*
All directors and named executive officers as a group (11 persons)	10,655,530		44.3%
5% or Greater Shareholders
Avon Road Partners, L.P.	4,473,438	(3)	19.5%
Superius Securities Group Inc Profit Sharing Plan	1,090,639	(12)	4.8%

* Less than 1%

(1)
Unless otherwise indicated, the address of those listed is c/o Rekor Systems, Inc., 7172 Columbia Gateway Drive, Suite 400, Columbia, MD 21046. Unless otherwise indicated, all shares are owned directly by the beneficial owner.
(2)
Based on 22,768,757 shares of our common stock issued and outstanding as of the March 30, 2020.
(3)
As the general partner of Avon Road, Mr. Berman may be deemed to be the beneficial owner of 4,462,104 shares of Rekor Systems, Inc. common stock, or 19.7% of the class of securities. He may be deemed to share with Avon Road (and not with any third-party) the power to vote or direct the vote of and to dispose or direct the disposition of the 4,440,104 shares of Rekor Systems, Inc. common stock beneficially owned by Avon Road, or 19.5% of the class of securities. It also consists of options to purchase 33,334 shares of our common stock exercisable within 60 days of March 30, 2020.
(4)
Consists of: 1,593,020 shares of our common stock; a Unit Warrant to purchase 4,849 shares of our common stock exercisable within 60 days of March 30, 2020; and 16,797 shares of our common stock acquirable through the conversion of 10,000 shares of Rekor Systems, Inc. Series A Preferred Stock.
(5)
Consists of 530,000 shares of Rekor Systems, Inc. common stock and warrants to purchase 625,000 shares of our common stock.
(6)
Consists of options to purchase 108,499 shares of our common stock exercisable within 60 days of March 30, 2020, and 10,000 shares of our common stock.
(7)
Consists of options to purchase 70,999 shares of our common stock exercisable within 60 days of March 30, 2020, and 80,000 shares of our common stock.
(8)
Consists of options to purchase 70,999 shares of our common stock exercisable within 60 days of March 30, 2020.
(9)
Consists of options to purchase 48,499 shares of our common stock exercisable within 60 days of March 30, 2020.
(10)
Mr. Hen serves as our Chief Financial Officer and Principal Financial and Accounting Officer since May 15, 2019 and consists of options to purchase 16,667 shares of our common stock exercisable within 60 days of March 30, 2020.
(11)
Consists of options to purchase 187,929 shares of our common stock exercisable within 60 days of March 30, 2020.
(12)
Based on the Schedule 13G/A Amendment No. 1 as filed with the Securities and Exchange Commission on January 28, 2020, reporting beneficial ownership of 5.14% based on 21,027,401 shares issued and outstanding. The address of the reporting person is 94 Grand Ave, Englewood, NJ 07631.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In addition to the Chief Executive Officer and director compensation arrangements discussed above under “Compensation of Rekor Directors” and “Executive Compensation,” the following is a description of each transaction since January 1, 2017 and any currently proposed transaction in which: we have been or are to be a participant; the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and any of our directors, executive officers, holders of more than five percent of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Avon Road Note Purchase Agreement

On March 16, 2016, we entered into a Subordinated Note and Warrant Purchase Agreement (the “Avon Road Note Purchase Agreement”) pursuant to which we agreed to issue up to $1,000,000 in subordinated debt (the “Avon Road Note”) and warrants to purchase up to 242,493 shares of our common stock (the “Avon Road Subordinated Note Warrants”). The exercise price for the Avon Road Subordinated Note Warrants is $1.031 per share of common stock. Subordinated notes with a face amount of $500,000 and Avon Road Subordinated Note Warrants to purchase 121,247 shares of our common stock have been issued pursuant to the Avon Road Note Purchase Agreement to Avon Road, an affiliate of Robert Berman, Rekor’s Chief Executive Officer and a member of our Board of Directors. The Avon Road Subordinated Note Warrants expire on March 16, 2019.

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

Friedman LLP (Friedman”) has served as our principal auditor since June 2019. They did not provide any services, and no fees were paid to them, in 2018. BD & Company, Inc. (“BD & Company”) provided principal auditor services from May 2017 through June 2019.

The Audit Committee has considered whether the provision of services, other than services rendered in connection with the audit of our annual financial statements, is compatible with maintaining Friedman’s independence. The Audit Committee has determined that the rendering of non-audit services by BD & Company during 2018 was compatible with maintaining the firm’s independence.

Aggregate fees billed or incurred related to the following years for professional services rendered by Friedman for 2019 and 2018 are set forth below.

	For the Year Ended December 31,
	2019	2018
	(Dollars in thousands)

Audit fees	$168	$-
Audit-related fees	-	-
Tax fees	-	-
All other fees	13	-
Total	$181	$-

Aggregate fees billed or incurred related to the following years for professional services rendered by BD & Company for 2019 and 2018 are set forth below.

	For the Year Ended December 31,
	2019	2018
	(Dollars in thousands)

Audit fees	$110	$205
Audit-related fees	-	104
Tax fees	18	40
All other fees	73	-
Total	$201	$349

Audit Fees for 2019 and 2018 include fees associated with the audits of the annual financial statements and the quarterly reviews of the unaudited interim financial statements included in the Company’s Quarterly Reports on Form 10-Q. Audit-related fees for 2019 primarily include costs associated with SEC filings and the supplemental audit and disclosure documents. Tax fees for 2019 and 2018 include fees associated with the preparation and reviews of tax returns, advising on the impact of local tax laws, and tax planning. All other fees for 2019 include fees associated with the Sales Agreement with B. Riley and transition costs from BD & Company to Friedman. In June 2019, BD & Company became our tax provision and tax return preparer, and the fees associated with these services are presented as tax fees in the table above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)
(1) List Financial Statements

See Index to Financial Statements in Part II, Item 8 of this annual report.

(2) List of Financial Statements Schedules

All applicable schedule information is included in our Financial Statements in Part II, Item 8 of this annual report.

(b) Exhibits Index. We hereby file, as exhibits to this Annual Report, those exhibits listed on the Exhibit Index immediately following the signature page hereto.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	FilingDate	Filed/ FurnishedHerewith

2.1	Second Amended and Restated Agreement and Plan of Merger dated July 12, 2017, by and among Novume Solutions, Inc., KeyStone Solutions, Inc., Brekford Traffic Safety, Inc., KeyStone Merger Sub, LLC, and Brekford Merger Sub, Inc.	S-4/A	333-216014	2.1	7/13/17
2.2	Agreement and Plan of Merger, dated as of September 21, 2017, by and among Novume Solutions, Inc., Global Technical Services Merger Sub, Inc., Global Contract Professionals Merger Sub, Inc., Global Technical Services, Inc., Global Contract Professionals, Inc. and Paul Milligan	8-K	000-55833	2.1	9/22/17
2.3	Agreement and Plan of Merger, dated as of November 16, 2017, by and among Novume Solutions, Inc., NeoSystems Holding, LLC, NeoSystems HoldCo, Inc., NeoSystems LLC, Robert W. Wilson, Jr., in his personal capacity, Michael Tinsley, in his personal capacity and Michael Tinsley as the Stockholders’ Agent	8-K	000-55833	2.1	11/20/17
3.1	Amended and Restated Certificate of Incorporation of Novume Solutions, Inc. as filed with the Secretary of State of Delaware on August 21, 2017	8-K	333-216014	3.1	8/25/17
3.2	Certificate of Amendment to Certificate of Incorporation of Novume Solutions, Inc. as filed with the Secretary of State of Delaware on April 30, 2019	8-K	001-38338	3.1	4/30/19
3.3	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Rekor Systems, Inc., dated March 18, 2020	8-K	001-38338	3.1	3/18/20
3.4	Certificate of Designations of Series A Cumulative Convertible Redeemable Preferred Stock as filed with the Secretary of State of Delaware on August 25, 2017	8-K	333-216014	4.1	8/25/17
3.5	Certificate of Designations of Novume Series B Cumulative Convertible Preferred Stock as filed with the Secretary of State of Delaware on August 21, 2017	8-K	000-55833	4.2	10/4/17
3.6	Amended and Restated Bylaws of Rekor, Inc.	8-K	001-38338	3.2	4/30/19
4.1	Form of Common Stock Purchase Warrant issued by Novume Solutions, Inc. on January 25, 2017	S-4/A	333-216014	4.3	6/9/17
4.2	Form of Common Stock Purchase Warrant issued by Novume Solutions, Inc. on January 25, 2017	S-4/A	333-216014	4.4	6/9/17
4.3	Form of Warrant issued by Novume Solutions, Inc. on March 12, 2019	8-K	001-38338	4.1	3/18/19
4.4	Unsecured Subordinated Promissory Note issued to Harry Rhulen by Novume Solutions, Inc. on September 29, 2017	8-K	000-55833	10.2	10/3/17
4.5	Unsecured Subordinated Promissory Note issued to Suzanne Loughlin by Novume Solutions, Inc. on September 29, 2017	8-K	000-55833	10.3	10/3/17

4.6	Unsecured Subordinated Promissory Note issued to James Satterfield by Novume Solutions, Inc. on September 29, 2017	8-K	000-55833	10.4	10/3/17
4.7	Unsecured Subordinated Promissory Note issued to Lancer Financial Group, Inc. by Novume Solutions, Inc. on September 29, 2017	8-K	000-55833	10.5	10/3/17
4.8	Form of Senior Secured Note issued by Novume Solutions, Inc. on March 12, 2019	8-K	001-38338	4.2	3/18/19
4.9	Note Purchase Agreement, dated as of March 12, 2019, by and among Novume Solutions, Inc., Cedarview Capital Management, LP, the Guarantors from time to time party thereto, U.S. Bank National Association, and the Purchasers from time to time party thereto	8-K	001-38338	4.3	3/18/19
4.10	Registration Rights Agreement, dated as of October 1, 2017, by and among Novume Solutions, Inc., G&W Ventures Inc. and Paul Milligan	8-K	000-55833	4.1	10/4/17
10.1#	2017 Equity Award Plan of Novume Solutions, Inc.	S-8	333-220864	4.7	10/6/17
10.2#	Employment Agreement, dated as of March 16, 2016, by and between KeyStone Solutions, Inc. and Robert A. Berman	1-A	024-10551	6.1	5/12/16
10.3#	Employment Agreement, dated August 1, 2016, by and between KeyStone Solutions, Inc. and Riaz Latifullah	1-A/A	024-10551	6.11	9/2/16
10.4#	Restated, Amended and Supplemental Employment Agreement, dated as of August 28, 2017, by and between Novume Solutions, Inc. and Riaz Latifullah	8-K	333-216014	10.2	8/29/17
10.5#	Second Restated, Amended and Supplemental Employment Agreement, dated as of March 29, 2018, by and between Novume Solutions, Inc. and Riaz Latifullah	10-K	001-38338	10.24	4/12/18
10.6#	Amended and Restated Offer Letter, dated as of January 8, 2018, by and between AOC Key Solutions, Inc. and James McCarthy	S-1/A	333-221789	10.6	1/10/18
10.7#	Employment Agreement, dated as of November 14, 2018, by and between Novume Solutions, Inc. and Matthew Hill	8-K	001-38338	10.2	11/15/18
10.8	Assignment and Assumption Agreement, dated as of October 1, 2017, by and between KeyStone Solutions LLC and Novume Solutions, Inc.	8-K	000-55833	10.1	10/3/17
10.9	General Continuing Guaranty, dated as of October 4, 2017, by and between Wells Fargo Bank, National Association and Novume Solutions, Inc. for Global Technical Services, Inc.	8-K	000-55833	10.1	10/4/17
10.10	General Continuing Guaranty, dated as of October 4, 2017, by and between Wells Fargo Bank, National Association and Novume Solutions, Inc. for Global Contract Professionals, Inc.	8-K	000-55833	10.2	10/4/17

10.11	Security Agreement, dated as of April 3, 2018, by and between Brekford Traffic Safety, Inc. and Cedarview Opportunities Master Fund, LP	8-K	001-38338	10.2	4/9/18
10.12	Letter of Intent, dated as of September 17, 2018, by and between Novume Solutions, Inc. and OpenALPR Technology, Inc.	8-K	001-38338	99.2	9/20/18
10.13	Asset Purchase Agreement, dated as of November 14, 2018, by and among Novume Solutions, Inc., OpenALPR Technology, Inc. and Matthew Hill	8-K	001-38338	10.1	11/15/18
10.14	Amendment No. 1 to Purchase Agreement, dated as of February 15, 2019, by and among Novume Solutions, Inc., OpenALPR Technology, Inc. and Matthew Hill	8-K	001-38338	10.1	3/18/19
10.15	Amendment No. 2 to Purchase Agreement, dated as of March 12, 2019, by and among Novume Solutions, Inc., OpenALPR Technology, Inc. and Matthew Hill	8-K	001-38338	10.2	3/18/19
10.16^	Management Services Agreement, dated as of October 9, 2018, by and between Novume Solutions, Inc. and OpenALPR Technologies, Inc.	10-Q	001-38338	10.2	11/13/18
10.17	Sublease effective January 1, 2019 by and between BlueWater Federal Solutions, Inc and AOC Key Solutions, Inc.					*
10.18#	Form of Novume Solutions, Inc. Incentive Stock Option Award Agreement					*
10.19#	Form of Novume Solutions, Inc. Non-Qualified Stock Option Award Agreement					*
10.20#	Employment Agreement with Eyal Hen effective May 15, 2019	8-K	001-38338	10.1	5/21/19
10.21#	Employment Agreement with Robert Berman effective May 15, 2019	8-K	001-38338	10.2	5/21/19
10.22#	Employment Agreement with Riaz Latifullah effective May 15, 2019	8-K	001-38338	10.3	5/21/19
10.23	At Market Issuance Sales Agreement, dated August 14, 2019, between Rekor Systems, Inc. and B. Riley FBR, Inc.	8-K	001-38338	10.1	8/15/19
10.24	Form of Rekor Systems, Inc. Restricted Stock Unit Agreement					*
10.25	First Amendment to Note Purchase Agreement, dated March 26, 2020, by and among the Company, the Purchasers from time to time party thereto and the Agent.	8-K	001-38338	10.25	3/26/20	*
10.26	Limited Waiver, dated as of March 26, 2020, by and among the Company and the undersigned Purchasers.	8-K	001-38338	10.26	3/26/20	*
16.1	BD & Co Letter on Change in Certifying Accountant dated June 28, 2019	8-K	001-38338	16.1	6/28/19
21.1	Subsidiaries of Rekor Systems, Inc.					*
23.1	Consent of Friedman LLP., Independent Registered Public Accounting Firm					*
23.2	Consent of BD & Co, Independent Registered Public Accounting Firm					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.
^	Confidential treatment has been granted with respect to redacted portions of this exhibit. Redacted portions of this exhibit have been filed separately with the SEC.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rekor Systems, Inc.

/s/ Robert A. Berman
	Name:	Robert A. Berman
	Title:	President and Chief Executive Officer Principal Executive Officer
Date: March 30, 2020

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Berman Robert A. Berman	Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2020

/s/ Eyal Hen Eyal Hen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2020

/s/ James K. McCarthy James K. McCarthy	Chairman of the Board and Director	March 30, 2020

/s/ Richard Nathan Dr. Richard Nathan	Director	March 30, 2020

/s/ Glenn Goord Glenn Goord	Director	March 30, 2020

/s/ Paul de Bary Paul de Bary	Director	March 30, 2020

/s/ Christine J. Harada Christine J. Harada	Director	March 30, 2020
/s/ David Hanlon David Hanlon	Director	March 30, 2020
/s/ Steven D. Croxton Steven D. Croxton	Director	March 30, 2020