Form 10-Q
period 2020-03-31
Rekor Systems, Inc.
filed 2020-05-13
CIK 1697851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 13, 2020, the Registrant had 22,869,494 shares of common stock, $0.0001 par value per share outstanding.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties including particularly statements regarding our future results of operations and financial position, business strategy, prospective products and services, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products and services. These statements involve uncertainties, such as known and unknown risks, and are dependent on other important factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements we express or imply. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2019 entitled “Risk Factors” and elsewhere in this Quarterly Report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.  Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. We undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

Table of Content
REKOR SYSTEMS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

REKOR SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$1,087	$1,075
Restricted cash and cash equivalents	415	461
Accounts receivable, net	737	776
Inventory	488	302
Other current assets, net	388	175
Current assets held for sale and discontinued operations	7,408	7,441
Total current assets	10,523	10,230
Property and equipment, net	480	442
Right-of-use lease assets, net	383	283
Goodwill	6,336	6,336
Intangible assets, net	7,993	8,244
Long-term assets held for sale and discontinued operations	3,407	3,457
Total assets	$29,122	$28,992
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$3,264	$3,678
Lease liability, short-term	231	148
Contract liabilities	799	749
Current liabilities held for sale and discontinued operations	5,787	5,757
Total current liabilities	10,081	10,332
Notes payable	21,922	20,409
Lease liability, long-term	172	161
Contract liabilities, long term	775	775
Deferred tax liability	10	10
Long term liabilities held for sale and discontinued operations	502	536
Total liabilities	33,462	32,223
Series A Cumulative Convertible Redeemable Preferred stock, $0.0001 par value, 505,000 shares authorized and 502,327 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	6,010	5,804
Commitments and Contingencies
Stockholders' Deficit
Common stock, $0.0001 par value, 100,000,000 and 30,000,000 shares authorized, 22,786,757 and 21,595,653 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	2	2
Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of March 31, 2020 and December 31, 2019, respectively
Series B Cumulative Convertible Preferred stock, $0.0001 par value, 240,861 shares authorized, issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	-	-
Additional paid-in capital	21,959	19,371
Accumulated deficit	(32,311)	(28,408)
Total stockholders’ deficit	(10,350)	(9,035)
Total liabilities and stockholders’ deficit	$29,122	$28,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$1,595	$1,010
Cost of Revenue	494	490
Gross profit	1,101	520

Operating expenses:
General and administrative expenses	2,791	1,543
Selling and marketing expenses	371	158
Research and development expenses	543	5
Operating expenses	3,705	1,706

Loss from operations	(2,604)	(1,186)
Other income (expense):
Loss on extinguishment of debt	-	(1,113)
Interest expense	(1,163)	(209)
Other income	-	2
Total other expense	(1,163)	(1,320)
Loss before income taxes	(3,767)	(2,506)
Income tax provision	(7)	(12)
Net loss from continuing operations	$(3,774)	$(2,518)
Net loss from held for sale and discontinued operations	(14)	(357)
Net loss	$(3,788)	$(2,875)
Loss per common share from continuing operations - basic and diluted	(0.19)	(0.15)
Loss per common share from held for sale and discontinued operations - basic and diluted	-	(0.02)
Loss per common share - basic and diluted	$(0.19)	$(0.17)

Weighted average shares outstanding
Basic and diluted	21,929,768	18,800,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(Dollars in thousands, except share amounts)
(Unaudited)

	Shares of Common Stock	Common Stock	Shares of Series B Preferred Stock	Series B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2019	21,595,653	2	240,861	-	19,371	(28,408)	(9,035)
Stock-based compensation	-	-	-	-	171	-	171
Exercise of cashless warrants in exchange for common stock	43,218	-	-	-	-	-	-
Exercise of warrants in exchange for common stock	555,000	-	-	-	411	-	411
Issuance of common stock pursuant to at the market offering, net	536,730	-	-	-	2,169	-	2,169
Exercise of warrants related to series A preferred stock	36,862	-	-	-	38	-	38
Issuance upon exercise of stock options	1,294	-	-	-	5	-	5
Preferred stock dividends	-	-	-	-	-	(115)	(115)
Accretion of Series A preferred stock	-	-	-	-	(206)	-	(206)
Net loss	-	-	-	-	-	(3,788)	(3,788)
Balance as of March 31, 2020	22,768,757	$2	240,861	$-	$21,959	$(32,311)	$(10,350)
Balance as of December 31, 2018	18,767,619	$2	240,861	$-	$15,518	$(12,064)	$3,456
Stock-based compensation	-	-	-	-	63	-	63
Issuance of warrants in conjunction with notes payable	-	-	-	-	706	-	706
Common stock issued in OpenALPR acquisition	600,000	-	-	-	397	-	397
Preferred stock dividends	-	-	-	-	-	(115)	(115)
Accretion of Series A preferred stock	-	-	-	-	(179)	-	(179)
Net loss	-	-	-	-	-	(2,875)	(2,875)
Balance as of March 31, 2019	19,367,619	$2	240,861	$-	$16,505	$(15,054)	$1,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net loss from continuing operations	$(3,774)	$(2,518)
Net loss from held for sale and discontinued operations	(14)	(357)
Net loss	(3,788)	(2,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	78	69
Amortization of right-of-use lease asset	32	-
Share-based compensation	171	63
Amortization of financing costs	330	92
Amortization of intangible assets	313	129
Loss on extinguishment of debt	-	1,113
Changes in operating assets and liabilities:
Accounts receivable	39	7
Inventory	(186)	(47)
Other current assets	(213)	(80)
Accounts payable and accrued expenses	754	(326)
Contract liabilities	(38)	(32)
Lease liability	50	-
Net cash used in operating activities - continuing operations	(2,444)	(1,530)
Net cash provided by (used in) operating activities - held for sale and discontinued operations	452	(440)
Net cash used in operating activities	(1,992)	(1,970)
Cash Flows from Investing Activities
Capital expenditures	(178)	(308)
Net cash used in by investing activities - continuing operations	(178)	(308)
Net cash used in investing activities - held for sale and discontinued operations	-	-
Net cash used in investing activities	(178)	(308)
Cash Flows from Financing Activities
Net proceeds from notes payable	-	3,839
Net proceeds from exercise of options	5	-
Net proceeds from exercise of warrants	411	-
Net proceeds from exercise of warrants associated to series A preferred stock	38	-
Net proceeds from at-the-market agreement	2,169	-
Payment of debt modification costs	(100)	-
Net cash provided by financing activities - continuing operations	2,523	3,839
Net cash provided by (used in) financing activities - held for sale and discontinued operations	(556)	723
Net cash provided by financing activities	1,967	4,562
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	(99)	2,001
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents - held for sale and discontinued operations	(104)	283
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	(203)	2,284
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	1,866	2,767
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$1,663	$5,051

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of period - continuing operations	$1,087	$4,125
Restricted cash and cash equivalents at end of period - continuing operations	415	577
Cash and cash equivalents at end of period - held for sale and discontinued operations	161	349
Cash, cash equivalents and restricted cash at end of period	$1,663	$5,051

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – GENERAL, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed consolidated interim financial statements of Rekor Systems, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial position as of March 31, 2020, the unaudited condensed consolidated results of operations, consolidated statements of shareholders’ deficit and unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019.

The financial data and other information disclosed in the notes to the unaudited condensed consolidated financial statements related to these periods are unaudited. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Dollar amounts, except per share data, in the notes to these financial statements are rounded to the closest $1,000.

Certain prior year amounts have been reclassified to conform with the current year presentation. Amounts for the first quarter of 2020 and for the period ending December 31, 2019, have been reclassified to conform to the current year presentation. Due to the held for sale classification of Global and AOC Key Solutions, as well as, the discontinuance of all professional services activities, certain amounts have been reclassified in order to conform to the current period presentation.

Rekor Systems, Inc. (the “Company” or “Rekor”), was formed in February 2017. The Company is a leader in the field of vehicle identification and management systems driven by advances in artificial intelligence ("AI"). In development for over five years using AI processes, including deep machine learning algorithms, the Company’s core software enables the creation of more powerful and capable vehicle recognition systems that can be deployed at a fraction of the cost of traditional vehicle recognition systems. The software enables a wider field of view, greater light sensitivity, recognitions at faster speeds and the ability to identify the color, make and type of a vehicle as well as direction of travel. These capabilities are particularly useful in solving a wide variety of real-world roadway and vehicle related challenges. In addition, the reductions in cost have opened up a number of new uses for vehicle recognition technology that were not previously cost effective.

In March 2019, Rekor acquired certain assets and certain liabilities of OpenALPR Technology, Inc. (such assets and liabilities being referred to herein as “OpenALPR Technology”) through its subsidiary, OpenALPR Software Solutions, LLC (“OpenALPR”). The financial information in this Quarterly Report only includes OpenALPR in the results of operations beginning as of March 12, 2019.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the third quarter of 2019, the Company began to separately report the results of Global Technical Services, Inc. and Global Contract Professionals, Inc. (together “Global”), the Company’s wholly owned subsidiaries, including substantially all of the assets and liabilities comprising Global, as operations held for sale. During the first quarter of 2020, the Company began to separately report the results of AOC Key Solutions, Inc. (“AOC Key Solutions”), the Company’s wholly owned subsidiary, including substantially all of the assets and liabilities comprising AOC Key Solutions, as operations held for sale. Additionally, during the first quarter of 2020, in connection with the Company’s plan to sell AOC Key Solutions and Global, the Company determined that all of the Professionals Services segment should be classified as held for sale or discontinued operations. The Company reported Firestorm Solutions, LLC (“Firestorm Solutions”) and Firestorm Franchising, LLC (“Firestorm Franchising” and together with Firestorm Solutions, “Firestorm”) as part of held for sale and discontinued operations. This strategic shift by the Company was done to focus on its technology offerings and products.

The Company is reporting the operating results and cash flows of Global, AOC Key Solutions and Firestorm as held for sale and discontinued operations, and thus they have been excluded from continuing operations for all periods presented. Prior to the Company’s decision to sell Global and AOC Key Solutions, the operating results for these subsidiaries were presented in the Professional Services segment. Prior to the Company’s decision to discontinue the operations of its Professional Services segment, the operating results of Firestorm were presented in the Professional Services segment. The assets and liabilities of Global, AOC Key Solutions and Firestorm are presented as current and long-term assets and liabilities held for sale and discontinued operations in the unaudited condensed consolidated balance sheets and its results are presented as loss from held for sale and discontinued operations in the unaudited condensed consolidated statement of operations.

On April 2, 2020, the Company entered into an agreement with the members of AOC Key Solutions’ management to sell AOC Key Solutions. This transaction closed on April 2, 2020, subsequent to the execution of the sales agreement and is further discussed in the Company’s Subsequent Event Note 13.

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

The Company has generated losses since its inception in February 2017 and has relied on cash on hand, external bank lines of credit, the sale of a note, proceeds from the sale of common stock, debt financings and a public offering of its common stock to support cashflow from operations. The Company attributes losses to merger and acquisition costs, public company corporate overhead and non-capital expenditures. As of and for the three months ended March 31, 2020, the Company had a net loss from continuing operations of $3,774,000 and a working capital deficit of $1,179,000. The Company's net cash position was decreased by $34,000 for the three months ended March 31, 2020 due to the net loss from operations, offset by the net proceeds of $2,169,000 from the At-the-Market Agreement and the net proceeds from the issuance of common stock in connection with exercise of warrants and stock options of $454,000.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Management believes that based on relevant conditions and events that are known and reasonably knowable, its current forecasts and projections, for one year from the date of the filing of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, indicate the Company’s ability to continue operations as a going concern for that one-year period. The Company is actively monitoring its operations, the cash on hand and working capital. Additionally, as of March 31, 2020, the Company has access to raise up to $9,490,000 through the At Market Issuance Sales Agreement (the “Sales Agreement”). As of April 30, 2020, the Company has $9,490,000 available for sale under the Sales Agreement. The Company will continue to raise capital through the Sales Agreement to help fund operations. Should access to those funds be unavailable, the Company will need to seek out additional sources of funding. Furthermore, the Company has contingency plans to reduce or defer expenses and cash outlays should operations weaken in the look-forward period or additional financing, if needed, is not available.

The Company's ability to generate positive operating results and complete the execution of its business strategy will depend on (i) its ability to maintain timely collections from existing customers, as well as continue the growth of its technology business, (ii) timely completion of the disposition of the businesses in its Professional Services Segment, (iii) the continued performance of its contractors, subcontractors and vendors, (iv) its ability to maintain and build good relationships with its lenders and financial intermediaries, (v) its ability to meet debt covenants or obtain waivers in case of noncompliance and (vi) the stabilization of the world economy and global financial markets. To the extent that events outside of the Company's control have a significant negative impact on economic and/or market conditions, they could affect payments from customers, services and supplies from vendors, its ability to continue to secure new business, raise capital, complete the sale of its assets held for sale in a timely fashion and otherwise, depending on the severity of such impact, materially adversely affect its operating results.

The Company’s operations have been affected by the recent and ongoing outbreak of the coronavirus disease (“COVID-19”) which was declared a pandemic by the World Health Organization in March 2020. The impact includes the need for employees to work remotely, restrictions on travel affecting the Company’s ability to attend meetings, conferences, consultations and installations and otherwise provide and market its products and services, and disruptions to its customers' operations which may affect its revenues. The Company also expects to benefit from the availability of financing under the CARES Act (see Note 13). The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible effects may include, but are not limited to, disruption to the Company’s customers and revenue, absenteeism in the Company’s labor workforce, unavailability of products and supplies used in operations, and a decline in value of assets held by the Company.

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

Goodwill and Intangible Assets

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

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, restricted cash and cash equivalents, inventory, accounts receivable and accounts payable approximate fair value as of March 31, 2020 and December 31, 2019 because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value as of March 31, 2020 and December 31, 2019 given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

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

The Company has concluded that its Series A Preferred Stock is a Level 3 financial instrument and that the fair value approximates the carrying value, which includes the accretion of the discounted interest component through March 31, 2020. There were no changes in levels during the three months ended March 31, 2020.

Revenue Recognition

The Company derives its revenues substantially from license and subscription fees for software and related products and services.

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

●
Determination of the transaction price

●
Allocation of the transaction price to the performance obligations in the contract

●
Recognition of revenue when, or as, performance obligations are satisfied

The following table presents a summary of revenue (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue
Automated traffic safety enforcement	$745	$817
Licensing and subscription revenue	850	193
Total revenue	$1,595	$1,010

Revenues

The revenues for technology products and services are from fees that provide customers with software licenses and related support and service fees for various public safety services.

In March 2019, the Company acquired substantially all of the assets of a software development company, OpenALPR Technologies, Inc. The software acquired from this acquisition and subsequently developed by the Company have provided the basis for the Company’s licensing and subscription revenue. Licensing and subscription services include those products which operate in many installation locations with a high accuracy rate, which include a web server, a self-managed database, and access to a powerful, cross-platform application programming interface. The Company's proprietary software employs a convolutional neural network architecture to classify images and features that include seamless video analysis and data analytics. Current customers include law enforcement agencies, highway authorities, parking system operators, private security companies, and wholesale and retail operations supporting logistics and customer loyalty programs. During the second quarter of 2019, the Company changed its method of selling its software from perpetual software licenses, with associated maintenance services, to service subscriptions of limited duration. These subscriptions give the customer a license to use the latest version of the Company's software only during the term of the subscription. Revenue is generally recognized ratably over the contract term. This change is expected to impact the Company's revenue in the short term. However, the amount of contract revenue received over the long-term is expected to be relatively consistent. The Company’s subscription services arrangements are non-cancelable and do not contain refund-type provisions. Revenue is recognized ratably over the licensing or subscription term.

Automated traffic safety enforcement revenues reflect arrangements to provide traffic safety systems to a number of municipalities in North America. These systems include hardware that identifies red light and school safety zone traffic violations and software that captures and records forensic images, analyses the images to provide data and supports citation management services. The Company also provides an enterprise parking enforcement solution that the Company licenses to parking management companies and municipalities.  Revenue is recognized monthly based on the number of camera systems that are operated, or the number of citations issued by the relevant municipality.

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

  A performance obligation is a promise in a contract with a customer to transfer services that are distinct. The performance obligations that are not yet satisfied or partially satisfied are performance obligations that are expected to be recognized as revenue in the future for a contract with a customer which was executed as of a particular date. At March 31, 2020, the Company had approximately $13,831,000 of remaining performance obligations not yet satisfied or partially satisfied. The Company expects to recognize approximately 34% of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the next two to four years thereafter.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled accounts receivables, and contract liabilities on the unaudited condensed consolidated balance sheets. Billed and unbilled accounts receivable are presented as part of accounts receivable, net, on the unaudited condensed consolidated balance sheets. When billings occurs after services have been provided, such unbilled amounts will generally be billed and collected within 60 to 120 days but typically no longer than over the next twelve months. Unbilled accounts receivables of $247,000 and $440,000 were included in accounts receivable, net, in the unaudited condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively. Additionally, unbilled accounts receivables of $1,751,000 and $346,000 were included in current assets held for sale and discontinued operations in the unaudited condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.

When the Company advance bills clients prior to providing services, generally such amounts will be earned and recognized in revenue within the next six months to five years, depending on the subscription or licensing period. These assets and liabilities are reported on the unaudited condensed consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three months ended March 31, 2020 were not materially impacted by any other factors. Contract liabilities from the period ended March 31, 2020 and December 31, 2019 were $1,574,000 and $1,524,000, respectively. All contract liabilities as of March 31, 2020 and December 31, 2019 were attributable to continued operations. During the three months ended March 31, 2020 $243,000 of the contract liabilities balance as of December 31, 2019 were recognized as revenue.

The services due for contract liabilities described above are shown below as of March 31, 2020 (dollars in thousands):

2020	$717
2021	297
2022	270
2023	195
2024	95
Total	$1,574

Practical Expedients Election ‒ Costs to Obtain and Fulfill a Contract ‒ The Company’s incremental costs to obtain a contract consist of sales commissions. The Company elected to use the practical expedient to expense costs to obtain a contract as incurred when the amortization period would have been one year or less. As of March 31, 2020, and December 31, 2019, costs incurred to obtain contracts in excess of one year have been immaterial to date.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Segment Reporting

The FASB ASC Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. In 2019, the Company changed its operating and reportable segments from one segment to two segments: the Technology Segment and the Professional Services Segment. The two segments reflected the Company’s separate focus on technology products and services versus professional services.

As part of a strategic shift by the Company, all operations related to the Professional Services segment have been classified as held or sale and discontinued as of 2020. As of January 1, 2020, the Company had one reportable segment. Continuing operations are all operations that previously were reported as part of the Technology Segment.

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with the maturity of three months or less to be cash equivalents.

Cash subject to contractual restrictions and not readily available for use is classified as restricted cash and cash equivalents. The Company’s restricted cash balances are primarily made up of cash collected on behalf of certain client jurisdictions. Restricted cash and cash equivalents for these client jurisdictions as of March 31, 2020 and December 31, 2019 were $415,000 and $461,000, respectively, and correspond to equal amounts of related accounts payable and are presented as part of accounts payable and accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

Concentrations of Credit Risk

The Company places its temporary cash investments with higher rated quality financial institutions located in the United States (“U.S.”). As of March 31, 2020 and December 31, 2019, the Company had deposits from continuing operations totaling $1,502,000 and $1,536,000, respectively, in one U.S. financial institution that was federally insured up to $250,000 per account.

The Company has a market concentration of revenue and accounts receivable from continuing operations related to its customer base.

Company A accounted for 17% and less than 10% of the Company’s total revenues for the three months ended March 31, 2020 and 2019, respectively.

Company B accounted for 13% and 27% of the Company’s total revenues for the three months ended March 31, 2020 and 2019, respectively.

Company C accounted for less than 10% and 12% of the Company’s total revenues for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, accounts receivable from Company A totaled $140,000 or 19% of the unaudited condensed consolidated accounts receivable balance. As of December 31, 2019, Company A accounted for $198,000 or 26% of the unaudited condensed consolidated accounts receivable balance.

No other single customer accounted for more than 10% of the Company’s unaudited condensed consolidated revenue for the three month period ended March 31, 2020 or unaudited condensed consolidated accounts receivable balance as of March 31, 2020.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Significant Accounting Policies

Additional significant accounting policies of the Company are also described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

New Accounting Pronouncements Effective in the Three Months ended March 31, 2020

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted ASU 2018-13 on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s disclosures.

The Company does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 2 - ACQUISITIONS

OpenALPR Technology Acquisition

On March 12, 2019, the Company completed the acquisition of certain assets and assumed certain liabilities of OpenALPR Technology, Inc. (the “OpenALPR Technology Acquisition”). Consideration paid as part of the OpenALPR Technology Acquisition was: $7,000,000 in cash, subject to adjustment after closing; 600,000 shares of Rekor common stock, valued at $397,000; and $5,000,000 of the 2019 Promissory Notes principal amount, together with an accompanying warrant to purchase 625,000 shares of Rekor common stock, exercisable over a period of five years, at an exercise price of $0.74 per share, valued at $208,000.

The purchase price allocation to the assets acquired and liabilities assumed based on fair values as of the acquisition date. Since the OpenALPR Technology Acquisition occurred on March 12, 2019, the results of operations including OpenALPR Technology Acquisition from the date of acquisition have been included in the Company’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2020.

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

Operations of Combined Entities

The following unaudited pro forma combined financial information gives effect to the OpenALPR Technology Acquisition as if it was consummated as of January 1, 2019. This unaudited pro forma financial information is presented for information purposes only and is not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2019 or to project potential operating results as of any future date or for any future periods.

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands, except per share data)
Revenue from continuing operations	$1,595	$1,979
Net loss from continuing operations	(3,774)	(1,710)
Basic and diluted loss per share continuing operations	$(0.19)	$(0.10)
Basic and diluted number of shares	21,929,768	19,367,619

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – HELD FOR SALE AND DISCONTINUED OPERATIONS

In September 2019 and March 2020, the Company determined that Global and AOC Key Solutions, respectively, met the criteria for held for sale accounting because it expects to complete the sale of Global and AOC Key Solutions during the next 12 months. Historically, Global and AOC Key Solutions have been presented as part of the Professional Services Segment. On April 2, 2020, AOC Key Solutions was sold pursuant to a purchase and sale agreement as further detailed in Note 13.

During the first quarter of 2020, in connection with the Company’s plan to sell AOC Key Solutions and Global, the Company determined that all of the historical Professionals Services Segment, not subject to sale, should be classified as discontinued operations. As part of this plan Firestorm has also been classified as discontinued operations and presented as part of held for sale and discontinued operations. Previously, Firestorm was not included as part of held or sale and discontinued operations as it did not meet the threshold of being considered a strategic shift.

The pending dispositions are a result of the Company’s strategic decision to concentrate resources on the development of its Technology Segment and will result in material changes in the Company's operations and financial results. As a consequence, the Company is reporting the operating results and cash flows of Global, AOC Key Solutions and Firestorm as held for sale and discontinued operations, including for all prior periods reflected in the unaudited condensed consolidated financial statements and these notes.

Pursuant to ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations from Global, AOC Key Solutions and Firestorm for the three months ended March 31, 2020 and 2019 have been classified as held for sale and discontinued operations and presented as part of loss from held for sale and discontinued operations in the accompanying unaudited condensed consolidated statements of operations presented herein. The assets and liabilities also have been classified as held for sale and discontinued operations under the line captions of current and long term assets held for sale and discontinued operations and current and long term liabilities held for sale and discontinued operations in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019.

The assets and liabilities classified as held for sale and discontinued operations in the Company's unaudited condensed consolidated financial statements as of March 31, 2020 and December 31, 2019 are shown below (dollars in thousands).

	March 31, 2020				December 31, 2019
	Global	AOC Key Solutions	Firestorm	Total	Global	AOC Key Solutions	Firestorm	Total
ASSETS
Cash and cash equivalents	$37	$118	$6	$161	$225	$93	$12	$330
Accounts receivable, net	3,183	3,866	-	7,049	2,763	4,055	-	6,818
Other current assets, net	157	41	-	198	238	52	3	293
Current assets held for sale and discontinued operations	3,377	4,025	6	7,408	3,226	4,200	15	7,441
Property and equipment, net	113	37	-	150	113	41	-	154
Right-of-use lease assets, net	105	477	-	582	130	499	-	629
Goodwill	669	-	-	669	669	-	-	669
Intangible assets, net	1,994	-	-	1,994	1,994	-	-	1,994
Deposits and other long-term assets	-	12	-	12	-	11	-	11
Long-term assets held for sale and discontinued operations	2,881	526	-	3,407	2,906	551	-	3,457
Total assets held for sale and discontinued operations	$6,258	$4,551	$6	$10,815	$6,132	$4,751	$15	$10,898
LIABILITIES
Accounts payable and accrued expenses	$724	$1,572	$29	$2,325	$461	$1,260	$33	$1,754
Lines of credit	1,776	1,404	-	3,180	1,842	1,894	-	3,736
Lease liability, short term	115	103	64	282	113	100	54	267
Current liabilities held for sale and discontinued operations	2,615	3,079	93	5,787	2,416	3,254	87	5,757
Other long-term liabilities	33	-	-	33	-	-	-	-
Lease liability, long term	-	439	30	469	30	467	39	536
Long-term liabilities held for sale and discontinued operations	33	439	30	502	30	467	39	536
Total liabilities held for sale and discontinued operations	$2,648	$3,518	$123	$6,289	$2,446	$3,721	$126	$6,293

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The major components of the held for sale and discontinued operations, net of tax, are presented in the unaudited condensed consolidated statements of operations below (dollars in thousands):

	Three Months Ended March 31,
	2020				2019
	Global	AOC Key Solutions	Firestorm	Total	Global	AOC Key Solutions	Firestorm	Total
Revenue	$6,305	$3,392	$-	$9,697	$7,058	$2,878	$680	$10,616
Cost of revenue	5,476	1,866	-	7,342	6,146	1,592	295	8,033
Gross profit	829	1,526	-	2,355	912	1,286	385	2,583
Operating expenses:
General and administrative expenses	762	1,284	(4)	2,042	971	1,115	508	2,594
Selling and marketing expenses	39	131	-	170	82	125	63	270
Operating expenses	801	1,415	(4)	2,212	1,053	1,240	571	2,864
Income loss income from operations	28	111	4	143	(141)	46	(186)	(281)
Other income (expense):
Interest expense	(90)	(74)	-	(164)	(48)	(31)	-	(79)
Other expense	5	2	-	7	1	2	-	3
Total other expense	(85)	(72)	-	(157)	(47)	(29)	-	(76)
Income (loss) from held for sale and discontinued operations	(57)	39	4	(14)	(188)	17	(186)	(357)
Income tax provision from held for sale and discontinued operations	-	-	-	-	-	-	-	-
Net income (loss) from held for sale and discontinued operations	$(57)	$39	$4	$(14)	$(188)	$17	$(186)	$(357)

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Supplemental disclosures of cash flow information for the three months ended March 31, 2020 and 2019 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for interest - continuing operations	$506	$119
Cash paid for interest - held for sale and discontinued operations	106	148
Non-cash financing - paid-in-kind interest transferred to the principal balance of the 2019 Promissory Notes	(1,283)	-
Non-cash operating - paid-in-kind interest transferred to the principal balance of the 2019 Promissory Notes	1,283	-
Current assets	-	415
Intangible assets	-	7,436
Goodwill	-	4,934
Current liabilities	-	(388)
Cash paid acquisition of OpenALPR Technology	-	(7,000)
Note issued acquisition of OpenALPR Technology	-	(5,000)
Issuance of common stock	-	(397)
Financing:
Notes payable - continuing operations	-	21,000
Debt discount financing costs	-	(2,599)
Extinguishment of debt	-	(1,113)
Repayment of notes payable and interest expense, net of debt discount	-	(2,515)
Investment in OpenALPR Technology	-	(12,000)
Issuance of warrants in conjunction with notes payable	-	706
Accounts Payable	-	360
Proceeds from notes payable	-	3,839
Adoption of ASC-842 Lease Accounting:
Right-of-use lease asset	132	921
Deferred rent	-	30
Lease liability	$(132)	$(951)

NOTE 5 – OPERATING LEASES

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

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Operating lease expense from continuing operations for the three months ended March 31, 2020 and 2019 was $48,000 and $25,000, respectively, and is part of general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations.

Cash paid for amounts included in the measurement of operating lease liabilities from continuing operations was $48,000 and $0 for the three months ended March 31, 2020 and 2019.

Supplemental balance sheet information related to leases as of March 31, 2020 was as follows (dollars in thousands):

Operating lease right-of-use lease assets from continuing operations	$383
Operating lease right-of-use lease assets from held for sale and discontinued operations	582
Total operating lease right-of-use assets	$965

Lease liability, short-term	$231
Lease liability, long-term	172
Lease liability from held for sale and discontinued operations	751
Total operating lease liabilities	$1,154

Weighted Average Remaining Lease Term - operating leases from continuing operations	2.1

Weighted Average Discount Rate - operating leases	9%

Maturities of lease liabilities were as follows (dollars in thousands):

2020 (remainder 2020)	$442
2021	412
2022	177
2023	178
2024	100
Total lease payments	1,309
Less imputed interest	(155)
Maturities of lease liabilities	$1,154

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – INTANGIBLE ASSETS

Goodwill

There have been no changes from December 31, 2019 in the carrying amount of goodwill for the three months ended March 31, 2020.

Intangible Assets Subject to Amortization

The following summarizes the change in intangible assets from December 31, 2019 to March 31, 2020 (dollars in thousands):

	December 31, 2019	Additions	Amortization	March 31, 2020
Intangible assets subject to amortization from continuing operations
Customer relationships	$396	$-	$(9)	$387
Marketing related	230	-	(17)	213
Technology based	6,395	-	(256)	6,139
Internally developed capitalized software	1,223	62	(31)	1,254
Intangible assets subject to amortization from continuing operations	8,244	62	(313)	7,993
Intangible assets from held for sale and discontinued operations	1,994	-	-	1,994
Total intangible assets	$10,238	$62	$(313)	$9,987

The following provides a breakdown of identifiable intangible assets as of March 31, 2020 (dollars in thousands):

	Customer Relationships	Marketing Related	Technology Based	Internally Developed Capitalized Software	Total
Identifiable intangible assets	$461	$327	$7,206	$1,352	$9,346
Accumulated amortization	(74)	(114)	(1,067)	(98)	(1,353)
Identifiable intangible assets from continuing operations, net	387	213	6,139	1,254	7,993
Identifiable intangible assets from held for sale and discontinued operations, net	1,685	309	-	-	1,994
Identifiable intangible assets, net	$2,072	$522	$6,139	$1,254	$9,987

These intangible assets are being amortized on a straight-line basis over their weighted average estimated useful life of 6.0 years. Amortization expense attributable to continuing operations for the three months ended March 31, 2020 and 2019 was $313,000 and $129,000, respectively, and is presented as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. Amortization expense attributable to held for sale and discontinued operations for the three months ended March 31, 2020 and 2019 was $0 and $241,000, respectively, and is presented as part of income (loss) from held for sale and discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of March 31, 2020, the estimated annual amortization expense from continuing operations for each of the next five fiscal years and thereafter is as follows (dollars in thousands):

2020	$964
2021	1,274
2022	1,193
2023	1,105
2024	1,060
Thereafter	1,451
Capitalized software not yet placed in service	946
Total	$7,993

NOTE 7 – DEBT

Long-Term Debt

On January 25, 2017, pursuant to the terms of its acquisition of Firestorm, the Company issued $1,000,000 in the aggregate form of four unsecured, subordinated promissory notes with interest payable over five years. The principal amount of one of the notes payable is $500,000 payable at an interest rate of 2% and the remaining three notes are evenly divided over the remaining $500,000 and payable at an interest rate of 7%. The notes mature on January 25, 2022. The aggregate balance of these notes payable was $966,000 and $961,000, net of unamortized interest, as of March 31, 2020 and December 31, 2019, respectively, to reflect the amortized fair value of the notes issued due to the difference in interest rates of $34,000 and $39,000, respectively.

On April 3, 2018, the Company entered into a transaction pursuant to which an institutional investor (the “2018 Lender”) loaned $2,000,000 to the Company (the “2018 Promissory Note”). On March 12, 2019, the $2,000,000 balance due on the 2018 Promissory Note was retired in its entirety in exchange for an equivalent principal amount of the 2019 Promissory Notes (see below). In addition, Rekor paid to the 2018 Lender $1,050,000 of consideration for the re-acquisition by the Company of the Lender’s Participation and $75,000 of interest due through May 1, 2019. All amounts paid were obtained from the proceeds of the 2019 Promissory Notes. The 2018 Lender consideration of $1,050,000 for the Lender’s Participation and unamortized financing costs of $63,000 are recorded as costs in connection with the loss on the extinguishment of debt of $1,113,000 for the three months ended March 31, 2019.

2019 Promissory Notes

On March 12, 2019, the Company entered into a note purchase agreement pursuant to which investors, including OpenALPR Technology, Inc. (the “2019 Lenders”) loaned $20,000,000 to the Company (the “2019 Promissory Notes”) and the Company issued to the 2019 Lenders warrants to purchase 2,500,000 shares of Rekor common stock (the “March 2019 Warrants”). The loan bears interest at 16% per annum, of which at least 10% per annum is required to be paid in cash. Any remaining interest accrues to be paid at maturity or earlier redemption. The notes also require a $1,000,000 exit fee due at maturity, or a premium if paid before the maturity date, and compliance with affirmative, negative and financial covenants, including a fixed charge coverage ratio, minimum liquidity and maximum capital expenditures. As of March 31, 2020, the Company had a waiver in place for the fixed charge coverage ratio covenant related to this note until May 31, 2020. Transaction costs included $403,000 for a work fee payable over 10 months, $290,000 in legal fees and a $200,000 closing fee. The loan is secured by a security interest in substantially all of the assets of Rekor. The March 2019 Warrants are exercisable over a period of five years, at an exercise price of $0.74 per share, and were valued at $706,000, at the time of issuance. The warrants were exercisable commencing March 12, 2019 and expire on March 12, 2024.

As of the anniversary date of the commencement of the 2019 Promissory Notes $1,283,000 of the paid-in kind interest had not been paid by the Company and per the purchase agreement has been added to the principal balance of the 2019 Promissory Notes as of March 31, 2020.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 26, 2020, the Company entered into the First Amendment to Note Purchase Agreement which effectively extended the maturity date of the 2019 Promissory Notes from March 11, 2021 to June 12, 2021. The Company incurred $100,000 in transaction costs related to the First Amendment to Note Purchase Agreement, these costs are financing costs and deferred over the remaining life of the loan.

Amortized financing costs for the three months ended March 31, 2020 and 2019 were $325,000 and $68,000, respectively, and are included in interest expense on the unaudited condensed consolidated statement of operations. The 2019 Promissory Notes have an effective interest rate of 24.87%.

The principal amounts due for long-term notes payable described above are shown below as of March 31, 2020 (dollars in thousands):

2020	$-
2021	22,283
2022	1,000
2023	-
2024	-
Thereafter	-
Total	23,283

Less unamortized interest	(34)
Less unamortized financing costs	(1,327)
Notes payable	$21,922

Short-Term Borrowings

On August 9, 2019, AOC Key Solutions, entered into an agreement with LSQ Funding Group, L.C. (“LSQ”), as an unrelated third party, pursuant to which AOC Key Solutions sells its accounts receivable to LSQ and LSQ advances AOC Key Solutions 90% of the value of the receivable. AOC Key Solutions can advance up to $5,000,000 at one time. The term of the agreement is for 12 months and automatically renews for additional 12-month periods. The agreement is presented as secured borrowings, as the accounts receivable are sold with recourse back to the Company, meaning that AOC Key Solutions bears the risk of non-payment by the account debtor. The funded amount of accounts receivables that LSQ has provided to AOC Key Solutions was $1,404,000 and $1,894,000 as of March 31, 2020 and December 31, 2019, respectively, and is presented as part of current liabilities held for sale and discontinued operations on the unaudited condensed consolidated balance sheets. To secure its obligations to LSQ, AOC Key Solutions has granted a first priority security interest in the AOC Key Solutions accounts receivable and proceeds thereof. As of March 31, 2020 and December 31, 2019, there were approximately $2,070,000 and $2,714,000 of receivables that are subject to collateral as part of this agreement. The receivables held as collateral are presented as part of current assets held for sale and discontinued operations on the unaudited condensed consolidated balance sheets.

On August 9, 2019, Global, entered an agreement with an unrelated third party, LSQ, pursuant to which Global sells its accounts receivable to LSQ and LSQ advances Global 90% of the value of the receivable. Global can advance up to $10,000,000 at one time. The term of the agreement is for 12 months and automatically renews for additional 12-month periods. The agreement is presented as secured borrowings, as the accounts receivable are sold with recourse back to Global, meaning that Global bears the risk of non-payment by the account debtor. The funded amount of accounts receivables that LSQ has provided to Global was $1,776,000 and $1,842,000 as of March 31, 2020 and December 31, 2019, respectively, and is presented as part of current liabilities held for sale and discontinued operations on the unaudited condensed consolidated balance sheets. To secure its obligations to LSQ, Global has granted a first priority security interest in Global’s accounts receivable and proceeds thereof. As of March 31, 2020 and December 31, 2019, there were approximately $2,625,000 and $2,455,000, respectively, of receivables that are subject to collateral as part of this agreement. The receivables held as collateral are presented in current assets held for sale and discontinued operations on the unaudited condensed consolidated balance sheets.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended March 31, 2020, the Company recorded $164,000, in interest expense from held for sale and discontinued operations, related to the agreement with LSQ.

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

The Company’s income tax provision for the three months ended March 31, 2020 and 2019 was $7,000 and $12,000, respectively. The Company established a valuation allowance against deferred tax assets during 2017 and has continued to maintain a full valuation allowance, outside of the deferred tax liability related to the indefinite lived intangible, through the three months ended March 31, 2020.

The Company files income tax returns in the United States and in various states. No U.S. Federal, state or foreign income tax audits were in process as of March 31, 2020.

Management has evaluated the recoverability of the net deferred income tax assets and the level of the valuation allowance required with respect to such net deferred income tax assets. After considering all available facts, the Company fully reserved for its net deferred tax assets, outside of the deferred tax liability related to the indefinite lived intangible, because management believes that it is more-likely-than-not that their benefits will not be realized in future periods. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s net deferred income tax assets satisfy the realization standard, the valuation allowance will be reduced accordingly.

For the three months ended March 31, 2020 the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2016 through 2018 tax years remain subject to examination by the Internal Revenue Service.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On August 19, 2019, the Company filed suit in the United States District Court for the Southern District of New York against three former executives of the Company and Firestorm (the “Firestorm Principals”)—Rekor Systems, Inc. v. Suzanne Loughlin, et al., Case no. 1:19-cv-07767-VEC.  The Complaint alleges that the Firestorm Principals fraudulently induced the execution of the Membership Interest Purchase Agreement wherein Firestorm was acquired by the Company.  The Complaint requests equitable rescission of that transaction, or, alternatively, monetary damages.

Following an initial amended complaint, answer and counterclaims, and defendants’ motion for judgment on the pleadings, on January 30, 2020, the Company filed a Second Amended Complaint, which the Firestorm Principals answered together with counterclaims on February 28, 2020.  Thereafter, on March 30, 2020, the Company moved to dismiss certain counterclaims against certain executives named as counterclaim-defendants, which resulted in the Firestorm Principals voluntarily dismissing those counterclaims against those parties.  The Company thereafter filed its response and affirmative defenses to the Counterclaims on April 22, 2020.  On April 27, 2020, the Firestorm Principals filed a Motion for Partial Judgment on the Pleadings, which the Company will be opposing.

The Company intends to continue vigorously litigating its claims against the Firestorm Principals and believes that the Firestorm Principals’ remaining counterclaims are without merit.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Vigilant Solutions, LLC, a subsidiary of Motorola Solutions, Inc., filed a complaint on February 21, 2020 against the Company and certain of its subsidiaries in the US District Court for the District of Maryland. The complaint alleges that certain of the Company’s products violate a patent held by Vigilant. The Company has retained counsel to investigate the claims made in the complaint and our investigation into these matters is ongoing. Nevertheless, based on a review of the complaint, the Company believes that it has substantial defenses to the allegations contained in the complaint and that the validity of the patent underlying the complaint is subject to challenge. The Company intends to vigorously defend the allegations of the Vigilant complaint.

On January 31, 2020, the Company wholly owned subsidiary, OpenALPR filed a complaint in the US District Court for the Western District of Pennsylvania against a former customer, Plate Capture Solutions, Inc. (“PCS”) for breach of software license agreements pursuant to which software to was licensed to PCS. On February 19, 2020 PCS filed an answer, counterclaim and joinder in the case, among other things, seeking to join the Company as a party to the litigation and making counterclaims for defamation, fraud and intentional interference with existing and future business relationships. The Company believes that it has substantial defenses to the counterclaims and intend to vigorously defend the allegations of the counterclaims.

 In addition, from time to time, the Company is named as a party to various other lawsuits, claims and other legal and regulatory proceedings that arise in the ordinary course of the Company’s business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings, the Company accrues reserves when a loss is probable, and the amount of such loss can be reasonably estimated. It is the opinion of the Company’s management that the outcome of these proceedings, individually and collectively, will not be material to the Company’s unaudited condensed consolidated financial statements as a whole.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has adopted and approved an amendment to increase the number of authorized shares of common stock from 30,000,000 to 100,000,000, $0.0001 par value, which was effective March 18, 2020. The rights and privileges terms of the additional authorized shares of common stock will be identical to those of the currently outstanding shares of common stock. However, because the holders of common stock do not have preemptive rights to purchase or subscribe for any new issuances of common stock, the subsequent potential issuance of additional shares of common stock will reduce the current stockholders’ percentage ownership interest in the total outstanding shares of common stock. The Amendment and the creation of additional shares of authorized common stock will not alter current stockholders’ relative rights and limitations. As of March 31, 2020, and December 31, 2019, the issued and outstanding common shares of Rekor were 22,768,757 and 21,595,653, respectively.

For the three months ended March 31, 2020, the Company issued 1,294 shares of Rekor common stock related to the exercise of common stock options. There were no stock options exercised for the three months ended March 31, 2019.

On March 12, 2019, the Company issued 600,000 shares of Rekor common stock as part of the consideration for the acquisition of the OpenALPR Technology Acquisition.

For the three months ended March 31, 2020 and 2019, the Company issued 1,173,104 and 600,000 shares of Rekor common stock, respectively. Of the shares issued in the three months ended March 31, 2020, 598,218 shares of Rekor common stock were issued in exchange for cash and cashless exercise of 607,517 warrants, 36,862 shares were issued as part of the exercise of warrants related to series A preferred stock and 536,730 shares were issued in connection with the Sales Agreement.

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

Sales of the Company’s common stock under the Sales Agreement are to be issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No 333-224423), previously filed with the Securities and Exchange Commission (“SEC”) on April 24, 2018 and declared effective by the SEC on April 30, 2018. For the three months ended March 31, 2020, based on settlement date, the Company sold 536,730 shares of common stock at a weighted-average selling price of $4.15 per share in accordance with the Sales Agreement. Net cash provided for the three months ended March 31, 2020 from the Sales Agreement was $2,169,000 after paying 3.0% or $67,000 related to cash commissions provided to B. Riley FBR. As of March 31, 2020, $9,490,000 remained available for sale under the Sales Agreement.

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

Series A Cumulative Convertible Redeemable Preferred Stock

Of the 2,000,000 authorized shares of preferred stock, 505,000 shares are designated as $0.0001 par value Series A Cumulative Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”). The holders of Series A Preferred Stock are entitled to quarterly dividends of 7.0% per annum per share. The holders of Series A Preferred Stock have a right to convert each share into common stock at an initial conversion price and a specified conversion price which increases annually based on the passage of time beginning in November 2019. The holders of Series A Preferred Stock also have a put right after 60 months from the issuance date to redeem any or all of the Series A Preferred Stock at a redemption price of $15.00 per share plus any accrued but unpaid dividends. The Company has a call right after 36 months from the issuance date to redeem all of the Series A Preferred Stock at a redemption price which increases annually based on the passage of time which began in November 2019. The Series A Preferred Stock contains an automatic conversion feature based on a qualified initial public offering in excess of $30,000,000 or a written agreement by at least two-thirds of the holders of Series A Preferred Stock at an initial conversion price and a specified price which increases annually based on the passage of time beginning in November 2016. Based on the terms of the Series A Preferred Stock, the Company concluded that the Series A Preferred Stock should be classified as temporary equity in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019.

Rekor adjusts the value of the Series A Preferred Stock to redemption value at the end of each reporting period. The adjustment to the redemption value is recorded through additional paid in capital of $206,000 and $179,000 for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, and December 31, 2019, 502,327 shares of Series A Preferred Stock were issued and outstanding.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The holders of Series A Preferred Stock are entitled to quarterly cash dividends of $0.175 (7% per annum) per share. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter. For the three months ended March 31, 2020 and 2019 the Company did not pay cash dividends to shareholders of record of Series A Preferred Stock. Accrued dividends payable to Series A Preferred Stock shareholders were $649,000 and $551,000 as of March 31, 2020 and December 31, 2019, respectively, and are presented as part of the accounts payable and accrued expenses on the accompanying unaudited condensed consolidated.

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

The Series B Preferred Stock is entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter. For the three months ended March 31, 2020 and 2019, the Company did not pay cash dividends to shareholders of record of Series B Preferred Stock. Accrued dividends payable to Series B Preferred Stock shareholders were $82,000 and $54,000 as of March 31, 2020 and December 31, 2019, respectively, and are presented as part of the accounts payable and accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

Warrants

The Company had warrants outstanding that are exercisable into a total of 1,846,870 and 2,251,232 shares of Rekor common stock as of March 31, 2020 and December 31, 2019, respectively.

As part of a Regulation A Offering in fiscal year 2016 and 2017, the Company issued warrants to the holders of Series A Preferred Stock. The exercise price for these warrants is $1.03 and they are exercisable into a total of 203,155 and 240,017 shares of Rekor common stock as of March 31, 2020 and December 31, 2019, respectively. The warrants expire on November 23, 2023. In August 2019, 7,500 of the outstanding warrants were exercised and converted into 3,638 shares of the Company's common stock. In the three months ended March 31, 2020, 76,000 of the outstanding warrants were exercised and converted into 36,862 shares of the Company’s common stock.

As part of the acquisition of Firestorm on January 24, 2017, the Company issued: warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $2.5744 per share; and warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $3.6083 per share (the “Firestorm Warrants”). The expiration date of the Firestorm Warrants is January 24, 2022. As of March 31, 2020 and December 31, 2019, there were 631,254 Firestorm Warrants outstanding.

Pursuant to its acquisition of Secure Education Consultants on January 1, 2018, the Company issued: warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $5.44 per share; and warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $6.53 per share (the “Secure Education Warrants”). The expiration date of the Secure Education Warrants is January 1, 2023. As of March 31, 2020, and December 31, 2019, there were 66,666 Secure Education Warrants outstanding.

On November 1, 2018, in connection with an underwritten public offering of its common stock, the Company issued to the underwriters warrants to purchase 206,250 shares of its common stock, exercisable over a period of five years, at an exercise price of $1.00 per share. These warrants are exercisable commencing April 27, 2019 and expire on October 29, 2023. During the year ended December 31, 2019, 189,813 warrants were exercised in cash and cashless transactions resulting in the issuance of 148,279 shares of common stock. During the three months ended March 31, 2020, 6,292 warrants were exercised and converted into 4,657 shares of the Company’s common stock. As of March 31, 2020 and December 31, 2019, 7,670 and 16,437 warrants related to the 2018 underwritten public offering remain outstanding, respectively.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 12, 2019, in connection with the 2019 Promissory Notes, the Company issued warrants to purchase 2,500,000 shares of its common stock, which are immediately exercisable at an exercise price of $0.74 per share, to certain individuals and entities. Of the 2,500,000 warrants, 625,000 were issued as partial consideration for the OpenALPR Technology Acquisition. During the year ended December 31, 2019, 963,125 warrants were exercised in cash and cashless transactions resulting in the issuance of 783,387 shares of common stock. During the three months ended March 31, 2020, 598,750 warrants were exercised in cash and cashless transactions resulting in the issuance of 591,758 shares of common stock As of March 31, 2020 and December 31, 2019, 938,125 and 1,536,875 warrants related to the 2019 Promissory Notes remain outstanding, respectively.

NOTE 11 – EQUITY INCENTIVE PLAN

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

Stock compensation expense for the three months ended March 31, 2020 and 2019 was $171,000 and $63,000, respectively, and is presented as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of stock option activity under the Company’s 2017 Plan for the three months ended March 31, 2020 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding Balance at December 31, 2019	1,655,383	$1.68	8.33	$3,224
Granted	20,000	4.32	9.91
Exercised	(1,294)	3.81
Forfeited	(3,146)	1.42
Canceled	(36,684)	1.82
Outstanding Balance at March 31, 2020	1,634,259	$1.71	8.17	$2,854
Exercisable at March 31, 2020	1,050,452	$1.79	6.59	$1,743

The weighted average grant date fair value of options granted, to employees and non-employees, for the three months ended March 31, 2020 and 2019 was $0.31 and $0.68, respectively. The intrinsic value of the stock options granted during the three months ended March 31, 2020 and 2019 was $0 and $3,000, respectively. The total fair value of options that vested in the three months ended March 31, 2020 and 2019 was $40,000 and $513,000, respectively.

As of March 31, 2020, there was $368,000 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan that will be recognized over an average remaining period of 1.52 years.

Restricted Stock Units

A summary of RSU activity under the Company’s 2017 Plan for the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted Average Unit Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding Balance at December 31, 2019	-	$-	-	$-
Granted	334,450	4.06	2.75
Vested	-	-
Forfeited	-	-
Outstanding Balance at March 31, 2020	334,450	$4.06	2.75	$-

The grant date fair value was based on the estimated fair value of our common stock on the date of grant. All RSUs granted vest upon the satisfaction of a service-based vesting condition.

As of March 31, 2020, there was $1,317,000 of unrecognized stock compensation expense related to unvested RSUs granted under the 2017 Plan that will be recognized over an average remaining period of 2.75 years.

Compensation expense for restricted stock and RSUs is recognized on a straight-line basis over the requisite service period. There were not RSUs issued in fiscal year 2019.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share:

	Three Months Ended March 31,
	2020	2019
Basic and diluted loss per share
Net loss from continuing operations	$(3,774)	$(2,518)
Less: preferred stock accretion	(206)	(179)
Less: preferred stock dividends	(115)	(115)
Net loss attributable to shareholders from continuing operations	(4,095)	(2,812)
Net loss from held for sale and discontinued operations	(14)	(357)
Net loss attributable to shareholders	$(4,109)	$(3,169)
Weighted average common shares outstanding - basic and diluted	21,929,768	18,800,496
Basic and diluted loss per share from continuing operations	$(0.19)	$(0.15)
Basic and diluted loss per share from held for sale and discontinued operations	-	(0.02)
Basic and diluted loss per share	$(0.19)	$(0.17)
Common stock equivalents excluded due to anti-dilutive effect	5,293,838	6,316,157

As the Company had a net loss for the three months ended March 31, 2020, the following 5,293,838 potentially dilutive securities were excluded from diluted loss per share: 1,846,870 for outstanding warrants, 974,487 related to the Series A Preferred Stock, 481,722 related to the Series B Preferred Stock, 1,656,309 related to outstanding options and 334,450 related to outstanding RSUs.

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

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13- SUBSEQUENT EVENTS

AOC Key Solutions Sale

On April 2, 2020, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) by and among the Company, AOC Key Solutions and PurpleReign, LLC, a Virginia limited liability company owned by a member of AOC Key Solution’s management (the “Buyer”), pursuant to which the Company agreed to sell AOC Key Solutions.

Subject to the terms and conditions of the Purchase Agreement, the Buyer agreed to purchase all of the outstanding equity interests of AOC Key Solutions for a purchase price of $4,000,000, comprising (i) $3,400,000 in cash, and (ii) a subordinated promissory note (the “Subordinated Note”) in the initial principal amount of $600,000 (the “Transaction”). The Transaction closed concurrently with execution of the Purchase Agreement.

2019 Promissory Notes

On April 2, 2020, the Company transferred $2,200,000 to the holders of the 2019 Promissory Notes. $2,000,000 of the funds were used as a prepayment of principal while the other $200,000 was paid as premium percentage as the portion of the 2019 Promissory Notes were paid prior to the maturity date.

On April 2, 2020, the Company entered into a partial release and Second Amendment to Note Purchase Agreement (the “Second Amendment”), by and among the Credit Parties, the Purchasers and the Agent. Pursuant to the terms of the Second Amendment, AOC Key Solutions was released as a Credit Party and the assets related to AOC Key Solutions were released as collateral, and the Asset Disposition Proceeds terms of the Note Purchase Agreement were amended to reflect the transaction.

Global PPP Loan

On May 5, 2020, Global, entered into a promissory note with BOKF, NA, d/b/a Bank of Oklahoma, which provides for a loan in the principal amount of $5,005,000 (the “Global PPP Loan Note”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Global PPP Loan Note has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The Global PPP Loan Note may be prepaid at any time prior to maturity with no prepayment penalties. The Global PPP Loan Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the Global PPP Loan Note may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. Global intends to use the entire Global PPP Loan Note amount for qualifying expenses and to apply for forgiveness of the loan in accordance with the terms of the CARES Act.

The Small Business Administration (“SBA”), in consultation with the Department of Treasury, issued new guidance that creates uncertainty regarding the qualification requirements for a PPP loan for public companies. The Company will review the new guidance at the time of issuance and determine whether it remains eligible for the PPP Loan at that time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties including particularly statements regarding our future results of operations and financial position, business strategy, prospective products and services, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products and services. These statements involve uncertainties, such as known and unknown risks, and are dependent on other important factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements we express or imply. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties, and assumptions described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2019 entitled “Risk Factors” and elsewhere in this Quarterly Report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission (the "SEC") that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.  Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. We undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

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

●
political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States (“U.S.”), and other countries in which we operate and, in particular, the impact of recent and future federal, state and local regulatory proceedings and changes, including legislative and regulatory initiatives associated with our products;

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

●
risks associated with the spread of a novel strain of coronavirus (“COVID-19”) around the world in the first quarter of 2020, which has caused significant volatility in U.S. and international markets and has created significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”) and any updates contained herein as well as those set forth in our reports and other filings made with the SEC.

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

As part of the development of a new line of products for the public safety and security markets, we acquired industry leading vehicle recognition software in March 2019. In connection with this acquisition, we determined that our resources are best concentrated on vehicle recognition products and services and have reorganized and retooled our product development, business development and administrative resources, with increasing emphasis on the technology area. Our Board of Directors has also authorized management to explore opportunities for the sale of our professional services businesses. On April 2, 2020, we sold our wholly owned subsidiary, AOC Key Solutions, Inc. (“AOC Key Solutions”).

Our operations are conducted by our wholly owned subsidiary, Rekor Recognition Systems, Inc. (“Rekor Recognition”). Formerly named Brekford Traffic Safety, Inc., Rekor Recognition has been involved in the public safety business since 1996. In connection with the development of several new public safety products, we determined to acquire substantially all the assets of OpenALPR Technology, Inc. This acquisition (the “OpenALPR Technology Acquisition”), completed in March 2019, transferred vehicle recognition software and associated licenses and proprietary rights to OpenALPR Software Solutions, LLC (“OpenALPR”), a new wholly owned subsidiary of Rekor Recognition. OpenALPR’s vehicle recognition platform, already operating in more than 12,000 cameras in over 70 countries worldwide, has laid the groundwork for the expansion of our product line, enabling multiple deployment mechanisms.

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

Our vision is to enable “AI Driven Decisions.” We intend to evolve beyond vehicle recognition for public safety markets into the recognition and analysis of vehicle activities (inclusive of motion and behaviors), to develop systems to identify unsafe situations (e.g. wrong way driving, pedestrian on roadway, etc.) and optimize traffic flows, and to develop numerous other data driven applications around vehicle knowledge.

As of 2020 the we have determined that all of the subsidiaries that comprised the Professional Services Segment met the criteria to be presented at either held for sale or discontinued operations. We have provided professional services and staffing solutions to the government contracting and the aerospace and aviation industries. The Professional Services Segment included AOC Key Solutions; Global Technical Services, Inc. (“GTS”); Global Contract Professionals, Inc. (“GCP”, and together with GTS, “Global”); and Firestorm Solutions, LLC (Firestorm Solutions”) and Firestorm Franchising, LLC (“Firestorm Franchising” and together with Firestorm Solutions, “Firestorm”). Currently, as a leading provider of support services to the federal government contracting market, AOC Key Solutions’ primary clients are companies that serve the federal government. We provide professional services that offer scalable and compliant outsourced support for our government contractor clients. We help these clients to win government contracts and capture new businesses. Global provides specialized staffing services, primarily in the aerospace and aviation industries. In connection with our reorganization and focus on technology products and services, we are actively engaged in evaluating, reconfiguring, selling, and discontinuing various business assets or entities in the Professional Services Segment. As part of this process, we discontinued the operations of Firestorm Franchising and have determined to sell Global and AOC Key Solutions. In March 2020, we received a proposal from the current management of AOC Key Solutions to purchase that subsidiary, and consummated the sale of AOC Key Solutions on April 2, 2020.

Recent Developments

The most significant developments in our company and business since January 1, 2020 are described below:

●
In May 2020, we and the New Rochelle Police Department entered into a five-year, $225,000 subscription agreement for our Watchman vehicle recognition software. The New Rochelle Police Department is the 7th largest in the state of New York and serves more than 78,000 citizens.

●
In 2020, the spread of COVID-19 around the world in the first quarter of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, we are unable to determine if it will have a material impact to our operations.

●
In response to COVID-19, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. The CARES Act, among other things, provides cash payments to certain individuals and has various programs for businesses. In particular, it includes the Payroll Protection Program which provides forgivable loans to qualified small businesses, primarily to allow these businesses to continue to pay their employees. One of our subsidiaries received $5,005,000 as a result of the Payroll Protection Program.

●
On April 2, 2020, we entered into a Stock Purchase Agreement with, AOC Key Solutions, Inc., our wholly owned subsidiary, and PurpleReign, LLC, a Virginia limited liability company owned by the members of AOC Key Solutions’ management, pursuant to which we agreed to sell AOC Key Solutions.

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

●
In February 2020, the City of Lauderhill, Florida, selected our Rekor Edge vehicle recognition cameras and Watchman software use in its public safety program. As a result, on March 5, 2020 we signed an agreement with the City of Lauderhill for $1.79 million and contract to provide services for a five-year term. The construction phase is in progress as planned.

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

●
In January 2020, the Mt. Juliet Police Department in Tennessee selected Rekor to roll out the community’s Automated License Plate Recognition (“ALPR”) program which the department is terming, “Guardian Shield.” The Guardian Shield program was initiated to enhance the community’s safety by providing an additional tool to law enforcement. 40% of the cameras are operational and the other percentage of cameras are under construction as planned.

Opportunities, Trends and Uncertainties

Different trends, factors and uncertainties, including market cycles, may impact our operations and financial condition, including many that are unforeseeable. However, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by trends, factors and uncertainties discussed in our 2019 Annual Report under “Part II - Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in addition to the information set forth in this Quarterly Report on Form 10-Q. The opportunities, trends, and uncertainties that we are most focused on at the current time are:

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

●
Accelerated Business Development and Marketing – Our ability to compete in a large, competitive and rapidly evolving industry will require us to achieve and maintain a leadership position. As a result, we have accelerated our business development and marketing activities to increase awareness and market adoption of our new technology and products within the market. However, the speed at which these markets grow to the degree of which our products and services are adopted is uncertain.

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

●
COVID 19 - The spread of a novel strain of COVID-19 around the world in the first quarter of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, we are unable to determine if it will have a material impact to our operations

We believe that recent developments in computing capabilities, such as GPU advances, and new techniques of analysis, sometimes referred to broadly as AI, have broadened the market for vehicle recognition technology and created new opportunities in existing markets. With our new line of products and services, we are working to actively exploit these opportunities. With the anticipated continuation of a stable economic outlook for the government contracting, we believe that the outlook for the operations of our subsidiaries in the Professional Services Segment remains positive.

Other than as discussed above and elsewhere in this Quarterly Report on Form 10-Q, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Revenues

We generate our revenues substantially from licensing and subscription revenues for software and related products and services.

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

●
Allocation of the transaction price to the performance obligations in the contract

●
Recognition of revenue when, or as, performance obligations are satisfied

The subscription revenues from software licenses, technology products and services are comprised of fees that provide customers with access to the software licenses and related support and updates during the term of the arrangement. Revenue is generally recognized ratably over the contract term. During the second quarter of 2019, we changed our method of selling from perpetual software licenses to monthly service subscriptions. This change is expected to impact our revenue in the short term as we will now recognize revenue ratably over the contract period rather than at a point in time when the customer takes possession of the license. The amount of contract revenue received over the long term is not expected to decline. Our subscription services arrangements are non-cancelable and do not contain refund-type provisions.

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

Critical Accounting Estimates and Assumptions

A comprehensive discussion of our critical accounting estimates and assumptions is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2019.

New Accounting Pronouncement

See Note 1 to our unaudited condensed consolidated financial statements set forth in Item 1 of this quarterly report for information regarding new accounting pronouncements.

Results of Operations

Our historical operating results in dollars and as a percentage of total revenues are presented below. The results below and the analysis of operation is solely related to continuing operations and do not include operation from Global, AOC Key Solutions or Firestorm.

	Three Months Ended March 31,
	2020	2019
Revenue	$1,595	$1,010
Cost of Revenue	494	490
Gross profit	1,101	520

Operating expenses:
General and administrative expenses	2,791	1,543
Selling and marketing expenses	371	158
Research and development expenses	543	5
Operating expenses	3,705	1,706

Loss from operations	(2,604)	(1,186)
Other income (expense):
Loss on extinguishment of debt	-	(1,113)
Interest expense	(1,163)	(209)
Other income	-	2
Total other expense	(1,163)	(1,320)
Loss before income taxes	(3,767)	(2,506)
Income tax provision	(7)	(12)
Net loss from continuing operations	$(3,774)	$(2,518)

Comparison of the Three Months Ended March 31, 2020 and the Three Months Ended March 31, 2019

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

Also, in June 2019, our Board of Directors authorized the sale of Global. As a result, management has been negotiating with potential buyers and has determined that Global should be classified as held for sale. Accordingly, results of operations for Global have not been included in the comparisons shown below for either 2020 or 2019. In January 2020, the Board of Directors authorized the sale of AOC Key Solutions and in April 2020, we completed the Sale of AOC Key Solutions.

Beginning in 2020, all of the subsidiaries that were previously presented as part of Professional Services operations are classified as held for sale and discontinued operations and not presented as part of continuing operations.

Total Revenue

	Three Months Ended March 31,		Change
(dollars in thousands)	2020	2019	$	%
Revenue	$1,595	$1,010	$585	58%

The increase in revenue was primarily attributable to the acquisition of OpenALPR in March 2019. During the three months ended March 31, 2020, revenue attributable to OpenALPR was recognized for the full three month period compared to only half a month of revenue recognized in the corresponding period in 2019.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(dollars in thousands)	2020	2019	$ or % Points	%
Cost of revenue	$494	$490	$4	1%
Gross profit	1,101	520	581	112%
Gross margin	69%	51%	18%	34%

The increase in gross profit was primarily attributable to the inclusion of OpenALPR since its acquisition in March 2019. We realize higher margins from the revenues associated with software and licensing since there are less labor costs incurred.

  Operating Expenses

	Three Months Ended March 31,		Change
(dollars in thousands)	2020	2019	$	%
Operating expenses:
General and administrative expenses	$2,791	$1,543	$1,248	81%
Selling and marketing expenses	371	158	213	135%
Research and development expenses	543	5	538	10760%
Operating expenses	$3,705	$1,706	$1,999	117%

General and Administrative Expenses

The majority of the increase to general and administrative expenses is attributable to the increased staffing. For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, we brought on additional officers and executives of the Company to support our growth plan and build our corporate structure.

Selling and Marketing Expenses

The increase in the selling and marketing expenses during the year is attributable mainly to the increased marketing efforts to promote our products and services including trade shows, digital marketing, and other sales. In connection with these efforts there was an increase in staffing to support the Company’s growth plan.

Research and Development Expense

The overall increase in research and development expenses is primarily attributable to the strategic shift to develop new products and additional software capabilities, as a result of our increased focus on our technology offerings. This shift took place at the end of the first quarter of 2019. The increase in our research and development expenses is mainly attributable to an increase in headcount and hours associated with the research and development activities.

Other Expense

	Three Months Ended March 31,		Change
(dollars in thousands)	2020	2019	$	%
Other income (expense):
Loss on extinguishment of debt	$-	$(1,113)	$1,113	100%
Interest expense	(1,163)	(209)	(954)	-456%
Other income	-	2	(2)	-100%
Total other expense	$(1,163)	$(1,320)	$157	-12%

The increase in interest expense is primarily attributable the 2019 Promissory Notes, which commenced in March of 2019. Additionally, the decrease in other expenses was attributable to costs associated with the extinguishment of debt of $1,113,000 which occurred in the three months ended March 31, 2019.

Income Tax Expense

The income tax provision for the three months ended March 31, 2020, was $7,000, is due primarily to the state taxes, as compared to tax expense of $12,000 for the three months ended March 31, 2019. We established a valuation allowance against deferred tax assets in the fourth quarter of 2017 and have continued to maintain a full valuation allowance through the three months ended March 31, 2020.

Non-GAAP Measures: EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA

We calculate EBITDA as net loss before interest, taxes, depreciation and amortization. We calculate Adjusted EBITDA as net loss before interest, taxes, depreciation and amortization, adjusted for (i) impairment of intangible assets, (ii) loss on extinguishment of debt, (iii) stock-based compensation, (iv) losses on sales of subsidiaries, and (v) other unusual or non-recurring items. EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under accounting principles generally accepted in the U.S. (“U.S. GAAP”) and should not be considered as an alternative to net earnings or cash flow from operating activities as indicators of our operating performance or as a measure of liquidity or any other measures of performance derived in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA are presented because we believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of a company’s ability to service and/or incur debt. However, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do.

The following table sets forth the components of the EBITDA and Adjusted EBITDA for the periods included (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Net loss	(3,774)	(2,518)
Income taxes	7	12
Interest	1,163	209
Depreciation and amortization	423	198
EBITDA	(2,181)	(2,099)

Loss on extinguishment of debt	-	1,113
Share-based compensation	171	63
Adjusted EBITDA	(2,010)	(923)

In March 2019, we recorded costs in connection with the extinguishment of the $2,000,000 2018 Promissory Note of $1,113,000.

Lease Obligations

At March 31, 2020, we leased building space at the following locations in the U.S.:

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

Liquidity and Capital Resources

Our operations and ability to raise capital resources may be affected by the recent and ongoing outbreak of COVID-19 which was declared a pandemic by the World Health Organization in March 2020. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on our balance sheet, operations and cash flows.

On May 5, 2020, our wholly owned subsidiary, Global, entered into a promissory note with BOKF, NA, d/b/a Bank of Oklahoma, which provides for a loan in the principal amount of $5,005,000 (the “Global PPP Loan Note”) pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Global PPP Loan Note has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The Global PPP Loan Note may be prepaid at any time prior to maturity with no prepayment penalties. The Global PPP Loan Note contains events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the Global PPP Loan Note may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. Global intends to use the entire Global PPP Loan Note amount for qualifying expenses and to apply for forgiveness of the loan in accordance with the terms of the CARES Act.

The following table sets forth the components of our cash flows for the period included (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	Change
			$	%
Net cash used in operating activities - continuing operations	$(2,444)	$(1,530)	$914	60%
Net cash used in investing activities - continuing operations	(178)	(308)	(130)	-42%
Net cash provided by financing activities - continuing operations	2,523	3,839	(1,316)	-34%
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	$(99)	$2,001	$(2,100)	-105%

Net cash used in operating activities – continuing operations for the three months ended March 31, 2020 had a net increase of $914,000 which was primarily due to an increase in net loss from continuing operations to $3,774,000 for the three months ended March 31, 2020, as compared to $2,518,000 for the three months ended March 31, 2019. The increase in the net loss from continuing operations was mainly due to increased general and administrative costs related to increased headcount to help support our strategic shift to become more technology focused. This amount was partially offset by an increase in debt financing costs related to the 2019 Promissory Notes, as well as, an increase in amortization of intangible assets related to the OpenALPR Technology Acquisition.

The net decrease of net cash used in investment activities – continuing operations of $130,000 was primarily due to increased spending in the three months ended March 31, 2019 compared to the three months ended March 21, 2020.

Net cash provided by financing activities – continuing operations for the three months ended March 31, 2020 decreased $1,316,000 from the prior three month period ended March 31, 2019. During the three months ended March 31, 2020 cash provided by financing activities was related to the issuance of stock as part of the at-the-market agreement and issuance of common stock in connection with the exercises of stock options and warrants during the period. During the three months ended March 31, 2019 cash provided by financing activities was $3,839,000 from the 2019 Promissory Notes issued the first quarter of 2019.

During 2020 and 2019, we funded our operations primarily through cash from operating activities from our subsidiaries, secured borrowing arrangements, issuance of debt, and the sale of equity. As of March 31, 2020, we had unrestricted cash and cash equivalents from continuing operations of $1,502,000 and working capital deficit of $1,179,000, as compared to unrestricted cash and cash equivalents of $1,536,000 and working capital deficit of $1,786,000 as of December 31, 2019.

Operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable, accrued expenses, secured borrowing arrangements, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances.

As of March 31, 2020, we had approximately $13,831,000 of licensing and subscription contracts that were closed prior to March 31, 2020, but have a contractual subscription period beyond March 31, 2020. These subscription contracts generally cover a term of one to five years, in which the Company will recognize revenue ratably over the contract term. On occasion our customers will prepay the full contract or a substantial portion of the contract. Amounts related to the prepayment of the subscription contract for a service period that is not yet met are recorded as part of our contract liabilities balance. We currently expect to recognize approximately 34% of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the following four years.

As of April 30, 2020, we had approximately $13,828,000 of licensing and subscription contracts that were closed prior to April 30, 2020, but, have a contractual subscription period beyond April 30, 2020. The table below represents growth from March 31, 2019, or 86% and 86% through March 31, 2020 and April 30, 2020, respectively.

The table below shows the quarter by quarter growth in the unaudited remaining contract value of licensing and subscription contracts (dollars in thousands):

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

Sales of our common stock under the Sales Agreement are to be issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No 333-224423), previously filed with the Securities and Exchange Commission (“SEC”) on April 24, 2018 and declared effective by the SEC on April 30, 2018. For the three months ended March 31, 2020, based on settlement date, we sold 536,730 shares of common stock at a weighted-average selling price of $4.15 per share in accordance with the Sales Agreement. Net cash provided for the three months ended March 31, 2020 from the Sales Agreement was $2,169,000 after paying 3.0% or $67,000 related to cash commissions provided to B. Riley FBR. As of March 31, 2020, $9,490,000 remained available for sale under the Sales Agreement.

No additional sources of capital have been obtained or committed through the date of this Quarterly Report on Form 10-Q. There are currently no anticipated changes in the mix and relative cost of capital resources. Due to the operating costs associated with being a public company and expenses related to product development and commercialization costs at other subsidiaries, we anticipate that we may operate at a loss in the near-term.

As of March 31, 2020, we did not have any material commitments for capital expenditures.

ITEM 3.    QUANTITAIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, Rekor is not required to provide information required by this Item 3.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.

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

Based on management’s review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of unaudited condensed consolidated financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that our receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our unaudited condensed consolidated financial statements.

Under the supervision and with the participation with our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon this assessment, management concluded that our internal control over financial reporting was effective as of March 31, 2020.

In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

Changes to Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On August 19, 2019, we filed suit in the United States District Court for the Southern District of New York against three former executives of the Company and Firestorm (the “Firestorm Principals”)—Rekor Systems, Inc. v. Suzanne Loughlin, et al., Case no. 1:19-cv-07767-VEC.  The Complaint alleges that the Firestorm Principals fraudulently induced the execution of the Membership Interest Purchase Agreement wherein Firestorm was acquired by us.  The Complaint requests equitable rescission of that transaction, or, alternatively, monetary damages.

Following an initial amended complaint, answer and counterclaims, and defendants’ motion for judgment on the pleadings, on January 30, 2020, we filed a Second Amended Complaint, which the Firestorm Principals answered together with counterclaims on February 28, 2020.  Thereafter, on March 30, we moved to dismiss certain counterclaims against certain executives named as counterclaim-defendants, which resulted in the Firestorm Principals voluntarily dismissing those counterclaims against those parties.  We thereafter filed our response and affirmative defenses to the Counterclaims on April 22.  On April 27, the Firestorm Principals filed a Motion for Partial Judgment on the Pleadings, which we will be opposing.

We intend to continue vigorously litigating its claims against the Firestorm Principals, and believe that the Firestorm Principals’ remaining counterclaims are without merit.

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

In addition, from time to time, we may be named as a party to various other lawsuits, claims and other legal and regulatory proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, infringement of proprietary rights, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings we accrue reserves when a loss is probable, and the amount of such loss can be reasonably estimated. It is our management’s opinion that the outcome of these proceedings, individually and collectively, will not be material to our consolidated financial statements as a whole.

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on March 30, 2020, except for the following supplemental risk factor. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K, as well as those contained in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

Rekor is unable to predict the extent to which the global COVID-19 pandemic may adversely impact our business operations, financial performance, results of operations and stock price.

The coronavirus COVID-19 pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in many of the regions in which we sell our products and services and conduct our business operations. The magnitude and duration of the resulting decline in business activity cannot currently be estimated with any degree of certainty and threatens to (1) negatively impact the demand for our products and services, especially in those locations subject to “shelter in place” restrictions or similar government orders, (2) restrict our sales operations and marketing efforts, and (3) disrupt other important business activities in our various locations, some of which are also in areas affected by COVID-19. For example, in response to the COVID-19 pandemic, certain industry events at which we present and participate certain customer events have been canceled, postponed or moved to virtual-only experiences; we are encouraging all of our employees to work remotely; and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Additionally, we may see our services carrying less revenue-generating traffic in areas subject to “shelter in place” restrictions or related government orders as the population of those areas refrain from traveling and normal commerce activities. Accordingly, we expect the COVID-19 pandemic to potentially have a negative impact on our sales and our results of operations in those areas adversely affected by COVID-19, the size and duration of which we are currently unable to predict. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital.

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

At-the-Market Agreement

Sales of our common stock under the Sales Agreement are to be issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No 333-224423), previously filed with the Securities and Exchange Commission (“SEC”) on April 24, 2018 and declared effective by the SEC on April 30, 2018. For the three months ended March 31, 2020, based on settlement date, we sold 536,730 shares of common stock at a weighted-average selling price of $4.15 per share in accordance with the Sales Agreement. Net cash provided for the three months ended March 31, 2020 from the Sales Agreement was $2,169,000 after paying 3.0% or $67,000 related to cash commissions provided to B. Riley FBR. As of March 31, 2020, $9,490,000 remained available for sale under the Sales Agreement.

Increase in Authorized Shares

On January 28, 2020, the Board of Directors of the Company adopted resolutions of the Board to ratify, approve and recommend stockholder approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation, to increase the authorized number of shares of the Company’s common stock, par value $0.0001 per share, from 30,000,000 to 100,000,000 (“the Amendment”). On February 21, 2020, the Company received approval of the Amendment by written consent in lieu of a meeting from the holders of a majority of issued and outstanding shares of the Company’s common stock. On March 18, 2020 the amendment became effective upon filing the Certificate of Amendment with the Secretary of State of Delaware.

Use of Proceeds

We have generated losses since our inception in August 2017 and have relied on cash on hand, external bank lines of credit, short-term borrowing arrangements, issuance of debt, the sale of a note, sale of subsidiaries and the sale of common stock to provide cash for operations. We attribute losses to merger and acquisition costs, financing costs, public company corporate overhead, lower than expected revenue, and lower gross profit of some of our subsidiaries. Our proceeds have been primarily used for research and development and sales and marketing expenses related to new product development and our strategic shift to develop and promote capabilities to the OpenALPR software.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

(a) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Novume Solutions, Inc. as filed with the Secretary of State of Delaware on August 21, 2017	8-K	333-216014	3.1	8/25/17
3.2	Certificate of Designations of Series A Cumulative Convertible Redeemable Preferred Stock as filed with the Secretary of State of Delaware on August 25, 2017	8-K	333-216014	4.1	8/25/17
3.3	Certificate of Designations of Novume Series B Cumulative Convertible Preferred Stock as filed with the Secretary of State of Delaware on August 21, 2017	8-K	000-55833	4.2	10/4/17
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Novume Solutions, Inc. as filed with the Secretary of State of Delaware on April 26, 2019	8-K	001-38338	3.1	4/30/19
3.5	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of Rekor Systems, Inc. as filed with the Secretary of State of Delaware on March 18, 2020	8-K	001-38338	3.1	3/18/20
3.6	Amended and Restated Bylaws of Rekor Systems, Inc.	8-K	001-38338	3.2	4/30/19
3.7	Global Technical Services - PPP Loan	8-K	001-38338	10.1	5/5/20
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
*
Filed herewith.
**
Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rekor Systems, Inc.
/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	Chief Executive Officer, Director (Principal Executive Officer and Authorized Signatory)
Date:	May 13, 2020

/s/ Eyal Hen
Name:	Eyal Hen
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	May 13, 2020