Form 10-Q
period 2020-06-30
Rekor Systems, Inc.
filed 2020-08-03
CIK 1697851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, the Registrant had 27,292,286 shares of common stock, $0.0001 par value per share outstanding.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties including particularly statements regarding our future results of operations and financial position, business strategy, prospective products and services, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products and services. These statements involve uncertainties, such as known and unknown risks, and are dependent on other important factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance or achievements we express or imply. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2019 entitled “Risk Factors” and elsewhere in this Quarterly Report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.  Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. We undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

Table of Content
REKOR SYSTEMS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

REKOR SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$1,933	$1,075
Restricted cash and cash equivalents	496	461
Accounts receivable, net	1,887	776
Inventory	677	302
Notes receivable, current portion	170	-
Other current assets, net	311	175
Current assets of discontinued operations	4	7,441
Total current assets	5,478	10,230
Long-term Assets
Property and equipment, net	578	442
Right-of-use lease assets, net	330	283
Goodwill	6,336	6,336
Intangible assets, net	7,751	8,244
Notes receivable, long-term	2,130	-
Long-term assets of discontinued operations	-	3,457
Total long-term assets	17,125	18,762
Total assets	$22,603	$28,992
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$4,182	$3,678
Loans payable, current portion	251	-
Lease liability, short-term	231	148
Contract liabilities	902	749
Current liabilities of discontinued operations	104	5,757
Total current liabilities	5,670	10,332
Long-term Liabilities
Notes payable subject to exchange for stock(1)	14,636	-
Notes payable long-term	5,367	20,409
Loans payable, long-term	623	-
Lease liability, long-term	114	161
Contract liabilities, long-term	802	775
Other long-term liabilities	10	10
Long term liabilities of discontinued operations	21	536
Total Long-term liabilities	21,573	21,891
Total liabilities	27,243	32,223
Series A Cumulative Convertible Redeemable Preferred stock, $0.0001 par value, 505,000 shares authorized and 502,327 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	6,222	5,804
Commitments and Contingencies
Stockholders' Deficit
Common stock, $0.0001 par value, 100,000,000 and 30,000,000 shares authorized, 22,942,546 and 21,595,653 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	2	2
Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of June 30, 2020 and December 31, 2019, respectively	-	-
Series B Cumulative Convertible Preferred stock, $0.0001 par value, 240,861 shares authorized, issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	-	-
Additional paid-in capital	22,180	19,371
Accumulated deficit	(33,044)	(28,408)
Total stockholders’ deficit	(10,862)	(9,035)
Total liabilities and stockholders’ deficit	$22,603	$28,992

  (1) As of June 30, 2020, these notes were the subject to an agreement providing for them to be exchanged for common stock as described in Note 7.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019
Revenue	$2,677	$1,416	$4,273	$2,426
Cost of revenue	1,276	271	1,770	761
Gross profit	1,401	1,145	2,503	1,665

Operating expenses:
General and administrative expenses	2,937	2,116	5,728	3,658
Selling and marketing expenses	424	336	795	495
Research and development expenses	819	302	1,362	307
Operating expenses	4,180	2,754	7,885	4,460

Loss from operations	(2,779)	(1,609)	(5,382)	(2,795)
Other income (expense):
Loss on extinguishment of debt	(200)	-	(200)	(1,113)
Interest expense	(1,086)	(1,334)	(2,250)	(1,543)
Other income (expense)	17	(36)	16	(34)
Gain on sale of business	3,636	-	3,636	-
Total other income (expense)	2,367	(1,370)	1,202	(2,690)
Loss before income taxes	(412)	(2,979)	(4,180)	(5,485)
Income tax provision	(7)	(12)	(13)	(24)
Net loss from continuing operations	$(419)	$(2,991)	$(4,193)	$(5,509)
Net loss from discontinued operations	(199)	(1,936)	(213)	(2,293)
Net loss	$(618)	$(4,927)	$(4,406)	$(7,802)
Loss per common share from continuing operations - basic and diluted	(0.03)	(0.17)	(0.22)	(0.32)
Loss per common share discontinued operations - basic and diluted	(0.01)	(0.10)	(0.01)	(0.12)
Loss per common share - basic and diluted	$(0.04)	$(0.27)	$(0.23)	$(0.44)

Weighted average shares outstanding
Basic and diluted	22,829,084	19,369,399	22,224,417	19,135,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(Dollars in thousands, except share amounts)
(Unaudited)

	Shares of Common Stock	Common Stock	Shares of Series B Preferred Stock	Series B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of March 31, 2020	22,768,757	$2	240,861	$-	$21,959	$(32,311)	$(10,350)
Stock-based compensation	-	-	-	-	166	-	166
Issuance of common stock pursuant to at the market offering, net	2,237		-	-	8	-	8
Exercise of warrants related to series A preferred stock	21,101	-	-	-	22	-	22
Issuance upon exercise of stock options	150,451	-	-	-	237	-	237
Preferred stock dividends	-	-	-	-	-	(115)	(115)
Accretion of Series A preferred stock	-	-	-	-	(212)	-	(212)
Net loss	-	-	-	-	-	(618)	(618)
Balance as of June 30, 2020	22,942,546	$2	240,861	$-	$22,180	$(33,044)	$(10,862)

Balance as of March 31, 2019	19,367,619	$2	240,861	$-	$16,505	$(15,052)	$1,455
Stock-based compensation	-	-	-	-	175	-	175
Exercise of cashless warrants in exchange for common stock	14,566	-	-	-	-	-	-
Preferred stock dividends	-	-	-	-	-	(115)	(115)
Accretion of Series A preferred stock	-	-	-	-	(184)	-	(184)
Net loss	-	-	-	-	-	(4,927)	(4,927)
Balance as of June 30, 2019	19,382,185	$2	240,861	$-	$16,496	$(20,094)	$(3,596)

Balance as of December 31, 2019	21,595,653	$2	240,861	$-	$19,371	$(28,408)	$(9,035)
Stock-based compensation	-	-	-	-	337	-	337
Exercise of cashless warrants in exchange for common stock	43,218	-	-	-	-	-	-
Exercise of warrants in exchange for common stock	555,000	-	-	-	411	-	411
Issuance of common stock pursuant to at the market offering, net	538,967	-	-	-	2,177	-	2,177
Exercise of warrants related to series A preferred stock	57,963	-	-	-	60	-	60
Issuance upon exercise of stock options	151,745	-	-	-	242	-	242
Preferred stock dividends	-	-	-	-	-	(230)	(230)
Accretion of Series A preferred stock	-	-	-	-	(418)	-	(418)
Net loss	-	-	-	-	-	(4,406)	(4,406)
Balance as of June 30, 2020	22,942,546	$2	240,861	$-	$22,180	$(33,044)	$(10,862)

Balance as of December 31, 2018	18,767,619	$2	240,861	$-	$15,518	$(12,064)	$3,456
Stock-based compensation	-	-	-	-	238	-	238
Issuance of warrants in conjunction with notes payable	-	-	-	-	706	-	706
Exercise of cashless warrants in exchange for common stock	14,566	-	-	-	-	-	-
Common stock issued in OpenALPR acquisition	600,000	-	-	-	397	-	397
Preferred stock dividends	-	-	-	-	-	(230)	(230)
Accretion of Series A preferred stock	-	-	-	-	(363)	-	(363)
Net loss	-	-	-	-	-	(7,802)	(7,802)
Balance as of June 30, 2019	19,382,185	$2	240,861	$-	$16,496	$(20,094)	$(3,596)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net loss from continuing operations	$(4,193)	$(5,509)
Net loss from discontinued operations	(213)	(2,293)
Net loss	(4,406)	(7,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	5	-
Depreciation	169	152
Amortization of right-of-use lease asset	85	23
Share-based compensation	337	238
Amortization of financing costs	611	436
Amortization of intangible assets	635	364
Loss on extinguishment of debt	200	1,113
Gain on sale of AOC Key Solutions	(2,619)	-
Gain on sale of TeamGlobal	(1,017)	-
Loss on sale of Secure Education	-	3
Changes in operating assets and liabilities:
Accounts receivable	(1,116)	(32)
Inventory	(375)	(141)
Other current assets	(136)	(78)
Accounts payable and accrued expenses	1,096	(288)
Contract liabilities	180	863
Lease liability	(96)	(57)
Net cash used in operating activities - continuing operations	(6,234)	(2,913)
Net cash used in operating activities - discontinued operations	(3,887)	(829)
Net cash used in operating activities	(10,121)	(3,742)
Cash Flows from Investing Activities
Proceeds from sale of Secure Education	-	250
Proceeds from sale of AOC Key Solutions	3,400	-
Proceeds from sale of TeamGlobal	2,300	-
Capital expenditures	(447)	(515)
Net cash provided by (used in) by investing activities - continuing operations	5,253	(265)
Net cash used in investing activities - discontinued operations	-	-
Net cash provided by (used in) investing activities	5,253	(265)
Cash Flows from Financing Activities
Proceeds from PPP loan	874
Repayments of notes payable	(2,200)	-
Net proceeds from notes payable	-	3,839
Net proceeds from exercise of options	242	-
Net proceeds from exercise of warrants	411	-
Net proceeds from exercise of warrants associated to series A preferred stock	60	-
Net proceeds from at-the-market agreement	2,177	-
Payment of debt modification costs	(300)	-
Net cash provided by financing activities - continuing operations	1,264	3,839
Net cash provided by financing activities - discontinued operations	4,171	1,068
Net cash provided by financing activities	5,435	4,907
Net increase in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	283	661
Net increase in cash, cash equivalents and restricted cash and cash equivalents - discontinued operations	284	239
Net increase in cash, cash equivalents and restricted cash and cash equivalents	567	900
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	1,866	2,768
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$2,433	$3,668

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of period - continuing operations	$1,933	$2,743
Restricted cash and cash equivalents at end of period - continuing operations	496	572
Cash and cash equivalents at end of period - discontinued operations	4	353
Cash, cash equivalents and restricted cash at end of period	$2,433	$3,668

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – GENERAL, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed consolidated interim financial statements of Rekor Systems, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial position as of June 30, 2020, the unaudited condensed consolidated results of operations, consolidated statements of shareholders’ deficit and unaudited condensed consolidated statements of cash flows for the three and six month periods ended June 30, 2020 and 2019.

The financial data and other information disclosed in these notes are unaudited. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

Dollar amounts, except per share data, in the notes to these financial statements are rounded to the closest $1,000.

The Company was formed in February 2017 and is currently a leader in the field of artificial intelligence (“AI”) enabled vehicle identification and management systems. In development for over five years using deep machine learning algorithms, the Company’s core software enables the creation of more powerful and capable vehicle recognition systems that can be deployed at a fraction of the cost of traditional vehicle recognition systems. The software enables a wider field of view, greater light sensitivity, recognitions at faster speeds and the ability to identify the color, make and type of a vehicle as well as direction of travel. These capabilities are particularly useful in solving a wide variety of real-world roadway and vehicle related challenges. In addition, the reductions in cost have opened up a number of new uses for vehicle recognition technology that were not previously cost effective.

In March 2019, through its subsidiary, OpenALPR Software Solutions, LLC (“OpenALPR”), Rekor acquired certain assets and certain liabilities of OpenALPR Technology, Inc. (such assets and liabilities being referred to herein as “OpenALPR Technology”). The financial information in this Quarterly Report only includes OpenALPR in the results of operations beginning as of March 12, 2019.

During the third quarter of 2019, the Company began to separately report the results of Global Technical Services, Inc. (“TeamGlobal”), the Company’s wholly owned subsidiary, as operations held for sale. TeamGlobal provides skilled technical professionals and maintenance and modification specialists to the aerospace and aviation maintenance industries. On June 29, 2020, the Company sold TeamGlobal to certain members of TeamGlobal's management team and began to separately report the results of TeamGlobal as discontinued operations. See Note 3.

During the first quarter of 2020, the Company began to separately report the results of AOC Key Solutions, Inc. (“AOC Key Solutions”) another of the Company’s wholly owned subsidiaries as operations held for sale. On April 2, 2020, the Company sold AOC Key Solutions to a member of AOC Key Solutions’ management and began to separately report the results of AOC Key Solutions as discontinued operations. See Note 3.

During the first quarter of 2020, the Board of Directors of the Company approved a strategic shift by the Company to focus on its technology services and products. In addition to the contemplated sale of AOC Key Solutions and TeamGlobal, the Company determined to present the operations of Firestorm Solutions, LLC (“Firestorm Solutions”) and Firestorm Franchising, LLC (“Firestorm Franchising” and together with Firestorm Solutions, “Firestorm”) as discontinued operations. Prior to the Company’s decision to sell TeamGlobal and AOC Key Solutions, and discontinue the operations of Firestorm, the assets, liabilities and operating results for these subsidiaries were presented in the Professional Services segment. As a result of the decision, the Company has determined that all of the Professionals Services segment should be classified as discontinued operations.

Since the Company is reporting the historical operating results and cash flows of the Company’s Professional Services segment as discontinued operations, they have been excluded from continuing operations for all periods presented. The assets and liabilities of the Professional Services segment are presented as current and long-term assets and liabilities of discontinued operations in the unaudited condensed consolidated balance sheets and its results are presented as a loss from discontinued operations in the unaudited condensed consolidated statement of operations.

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation. Amounts for the period ending June 30, 2020 and for the period ending December 31, 2019, have been reclassified to conform to the current year presentation. Due to the sale of TeamGlobal, the sale of AOC Key Solutions, and the discontinuance of all professional services activities, certain amounts have been reclassified in order to conform to the current period presentation.

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

The Company has generated losses since its inception in February 2017 and has relied on cash on hand, external bank lines of credit, the sale of a note, proceeds from the sale of common stock, proceeds from the private sale of our non-core subsidiaries, proceeds from note receivables, debt financings and a public offering of its common stock to support cashflow from operations. The Company attributes losses to merger and acquisition costs, public company corporate overhead and non-capital expenditures related to and the ramp up of new products and services offerings in connection with the restructuring of the Company. As of and for the six months ended June 30, 2020, the Company had a net loss from continuing operations of $4,193,000 and a working capital deficit of $92,000.

On June 30, 2020, the Company entered into agreements (the "Exchange Agreements") with certain 2019 Lenders of the Company’s 2019 Promissory Notes.  Under the Exchange Agreements, approximately $17,398,000 of the 2019 Promissory Notes, would be redeemed in exchange for 4,349,497 shares of the Company’s common stock, at a rate of $4 per share (the “Note Exchange”).  On July 15, 2020, the Company completed the Note Exchange. Of the amount redeemed for common stock, $14,833,000 was related to the existing principal balance, $784,000 was related to the portion of the exit fee associated with the notes exchanged, $279,000 was related to the PIK interest associated to the notes exchanged, and $1,502,000 was in consideration of the premium for redemption of the 2019 Promissory Notes prior to maturity. The premium for redemption was not included in the balance of the 2019 Promissory Notes as of June 30, 2020.

As of July 15, 2020, the Note Exchange has been completed. The following unaudited pro forma combined financial information gives effect to the Note Exchange as if it was consummated as of June 30, 2020. This unaudited pro forma financial information is presented for informational purposes only and is not intended to present actual results that would have been attained had the transaction been completed as of June 30, 2020 or to project potential operating results as of any future date or for any future periods. See Note 7 – Debt and Note 13 – Subsequent Events for additional information related to the Note Exchange.

	June 30, 2020 as presented	Impact of Note Exchange	Proforma June 30, 2020
Accounts payable and accrued expenses	$4,182	$(279)	$3,903
Total current liabilities	5,670	(279)	5,391
Notes payable subject to exchange for stock	14,636	(14,636)	-
Notes payable, long-term	5,367	-	5,367
Total liabilities	27,243	(14,636)	12,607
Additional paid-in capital	22,180	14,915	37,095
Total stockholders’ (deficit) equity	(10,862)	14,915	4,053
Total liabilities and stockholders’ (deficit) equity	$22,603	$-	$22,603

The Company's net cash position was increased by $567,000 for the six months June 30, 2020 due primarily to the net proceeds of $2,177,000 from the At Market Issuance Sales Agreement (the "Sales Agreement") and the net cash proceeds of $5,700,000 from the sale of AOC Key Solutions and TeamGlobal. This amount was offset by the net loss in the period.

Management believes that based on relevant conditions and events that are known and reasonably knowable, its current forecasts and projections, for one year from the date of the filing of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, indicate the Company’s ability to continue operations as a going concern for that one-year period. The Company is actively monitoring its operations, the cash on hand and working capital. Additionally, as of June 30, 2020, the Company had access to raise up to $9,482,000 through the Sales Agreement, as more fully described in Note 10. As of July 31, 2020, the Company had $9,482,000 available for sale under the Sales Agreement. The Company currently expects to continue to raise capital through the Sales Agreement to help fund operations as necessary. Should access to those funds be unavailable, the Company will need to seek out additional sources of funding. Furthermore, the Company has contingency plans to reduce or defer expenses and cash outlays should operations weaken in the look-forward period or additional financing, if needed, is not available.

The Company's ability to generate positive operating results and complete the execution of its business strategy will depend on (i) its ability to maintain timely collections from existing customers, as well as continue the growth of its technology business, (ii) the continued performance of its contractors, subcontractors and vendors, (iii) its ability to maintain and build good relationships with its lenders and financial intermediaries, (iv) its ability to meet debt covenants or obtain waivers in case of noncompliance and (v) the stabilization of the world economy and global financial markets. To the extent that events outside of the Company's control have a significant negative impact on economic and/or market conditions, they could affect payments from customers, services and supplies from vendors, its ability to continue to secure new business, raise capital, and otherwise, depending on the severity of such impact, materially adversely affect its operating results.

The Company’s operations have been affected by the recent and ongoing outbreak of the coronavirus disease (“COVID-19”) which was declared a pandemic by the World Health Organization in March 2020. The impact includes the need for employees to work remotely, restrictions on travel affecting the Company’s ability to attend meetings, conferences, consultations and installations and otherwise provide and market its products and services, and disruptions to its customers' operations which may affect its revenues. The Company benefited from the financing under the CARES Act. The ultimate disruption which may be caused by the outbreak is uncertain; however, it may result in a material adverse impact on the Company’s financial position, operations and cash flows. Possible effects may include, but are not limited to, disruption to the Company’s customers and revenue, absenteeism in the Company’s labor workforce, unavailability of products and supplies used in operations, and a decline in value of assets held by the Company.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the extensive use of management estimates. Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual amounts may differ from these estimates. On an on-going basis, the Company evaluates its estimates, including those related to collectability of accounts receivable, fair value of debt and equity instruments and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

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

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, restricted cash and cash equivalents, inventory, accounts receivable and accounts payable approximate fair value as of June 30, 2020 and December 31, 2019 because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt and long-term receivables approximates fair value as of June 30, 2020 and December 31, 2019 given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

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

The Company has concluded that its Series A Preferred Stock is a Level 3 financial instrument and that the fair value approximates the carrying value, which includes the accretion of the discounted interest component through June 30, 2020. There were no changes in levels during the six months ended June 30, 2020.

The Company considers its note receivables to be Level 3 investments and that the fair value approximates the carrying value.

Note Receivables

In connection with the sale of AOC Key Solutions in April 2020, the Company received a $600,000, five-year promissory note due March 2025, that carries an interest rate of 8%. Based on the general market conditions and the credit quality of the buyer at the time of the sale, the Company determined that the fixed interest rate approximates the current market rates.

In connection with the sale of TeamGlobal in June 2020, the Company received a $1,700,000, five and a half year promissory note due December 2025, that carries an interest rate of 4% and is secured by a first priority security interest in the shares of TeamGlobal. Based on the general market conditions, the security interest held by the Company and the credit quality of the buyer at the time of the sale, the Company determined that the fixed interest rate approximates the current market rates.

Interest recognized for the three and six months ended June 30, 2020 was $12,000 and is included as part of other income on the unaudited condensed consolidated statement of operations. Interest income for the three and six months ended June 30, 2019 was immaterial.

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

●
Determination of the transaction price

●
Allocation of the transaction price to the performance obligations in the contract

●
Recognition of revenue when, or as, performance obligations are satisfied

The following table presents a summary of revenue (dollars in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019
Revenue
Automated traffic safety enforcement	$734	$792	$1,480	$1,609
Licensing and subscription revenue	1,943	624	2,793	817
Total revenue	$2,677	$1,416	$4,273	$2,426

Revenues

The Company's revenues are derived principally from fees for technology products and services, including software licenses and subscriptions, hardware leases and sales, and other related support services.

In March 2019, the Company acquired substantially all of the assets of a software development company, OpenALPR Technologies, Inc. The software acquired from this acquisition and subsequently developed by the Company have provided the basis for the Company’s licensing and subscription revenue. Licensing and subscription services include providing, through a web server, access to the Company’s proprietary vehicle recognition software, a self-managed database and a powerful, cross-platform application programming interface. The Company's proprietary software employs a convolutional neural network architecture to classify images and features that include seamless video analysis and data analytics. Current customers include law enforcement agencies, highway authorities, parking system operators, private security companies, and wholesale and retail operations supporting logistics and customer loyalty programs.

During the second quarter of 2019, the Company changed its primary method of selling its software from perpetual software licenses, with associated maintenance services, to service subscriptions of limited duration. These subscriptions give the customer access to the use of the latest version of the Company's software only during the term of the subscription. Revenue is generally recognized ratably over the contract term. The Company’s subscription services arrangements are non-cancelable and do not contain refund-type provisions. Revenue is recognized ratably over the licensing or subscription term. Revenue from the Company's perpetual software licenses are recognized up-front at the point in time when the software is made available to the customer.

Automated traffic safety enforcement revenues reflect arrangements to provide traffic safety systems to a number of municipalities in North America. These systems include hardware that identifies red light and school safety zone traffic violations and software that captures and records forensic images, analyses the images to provide data and supports citation management services. The Company also provides an enterprise parking enforcement solution that the Company licenses to parking management companies and municipalities.  Revenue is recognized monthly based on the number of camera systems that are operated, or the number of citations issued by the relevant municipality. The Company also installs and maintains public safety systems, which may involve a combination of installation and lease payments or simply software licenses to use the Company's software in connection with a previously installed camera network. Revenue is recognized at various stages of completion of installation and monthly for lease or license payments.

For those contracts that have multiple performance obligations, the Company allocates the total transaction price to each performance obligation based on its relative standalone selling price, which is determined based on the Company’s overall pricing objectives, taking into consideration market conditions and other factors.

  A performance obligation is a promise in a contract with a customer to transfer services that are distinct. The performance obligations that are not yet satisfied or partially satisfied are performance obligations that are expected to be recognized as revenue in the future for a contract with a customer which was executed as of a particular date. On June 30, 2020, the Company had approximately $15,237,000 of remaining performance obligations not yet satisfied or partially satisfied. The Company expects to recognize approximately 33% of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the next two to four years thereafter.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled accounts receivables, and contract liabilities on the unaudited condensed consolidated balance sheets. Billed and unbilled accounts receivable are presented as part of accounts receivable, net, on the unaudited condensed consolidated balance sheets. When billing occurs after services have been provided, such unbilled amounts will generally be billed and collected within 60 to 120 days but typically no longer than over the next twelve months. Unbilled accounts receivables of $442,000 and $440,000 were included in accounts receivable, net, in the unaudited condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.

When the Company advance bills clients prior to providing services, generally such amounts will be earned and recognized in revenue within the next six months to five years, depending on the subscription or licensing period. These assets and liabilities are reported on the unaudited condensed consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the six months ended June 30, 2020 were not materially impacted by any other factors. Contract liabilities as of June 30, 2020 and December 31, 2019 were $1,704,000 and $1,524,000, respectively. All contract liabilities as of June 30, 2020 and December 31, 2019 were attributable to continued operations. During the six months ended June 30, 2020 $458,000 of the contract liabilities balance as of December 31, 2019 were recognized as revenue.

The services due for contract liabilities described above are shown below as of June 30, 2020 (dollars in thousands):

2020	$695
2021	415
2022	288
2023	205
2024	100
Thereafter	1
Total	$1,704

Practical Expedients Election ‒ Costs to Obtain and Fulfill a Contract ‒ The Company’s incremental costs to obtain a contract consist of sales commissions. The Company elected to use the practical expedient to expense costs to obtain a contract as incurred when the amortization period would have been one year or less. As of June 30, 2020, and December 31, 2019, costs incurred to obtain contracts in excess of one year have been immaterial to date.

Segment Reporting

The Financial Accounting Standard Board (“FASB”) ASC Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. In 2019, the Company changed its operating and reportable segments from one segment to two segments: the Technology Segment and the Professional Services Segment. The two segments reflected the Company’s separate focus on technology products and services versus professional services.

As part of a strategic shift by the Company, all operations related to the Professional Services segment have been classified as discontinued operations as of June 30, 2020. As of January 1, 2020, the Company had one reportable segment. Continuing operations are all operations that previously were reported as part of the Technology Segment.

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with the maturity of three months or less to be cash equivalents.

Cash subject to contractual restrictions and not readily available for use is classified as restricted cash and cash equivalents. The Company’s restricted cash balances are primarily made up of cash collected on behalf of certain client jurisdictions. Restricted cash and cash equivalents for these client jurisdictions as of June 30, 2020 and December 31, 2019 were $496,000 and $461,000, respectively, and correspond to equal amounts of related accounts payable and are presented as part of accounts payable and accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

Concentrations of Credit Risk

The Company places its temporary cash investments with higher rated quality financial institutions located in the United States (“U.S.”). As of June 30, 2020 and December 31, 2019, the Company had deposits from continuing operations totaling $2,429,000 and $1,536,000, respectively, in one U.S. financial institution that was federally insured up to $250,000 per account.

The Company has a market concentration of revenue and accounts receivable from continuing operations related to its customer base.

Customer A accounted for 35% and less than 10% of the Company’s total revenues for the three months ended June 30, 2020 and 2019, respectively. Customer A accounted for 22% and less than 10% of the Company’s total revenues for the six months ended June 30, 2020 and 2019, respectively.

Customer B accounted for less than 10% and 15% of the Company’s total revenues for the three months ended June 30, 2020 and 2019, respectively. Customer B accounted for less than 10% and 20% of the Company’s total revenues for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, accounts receivable from Customer A and Customer C totaled 51% and 10% of the unaudited condensed consolidated accounts receivable balance. As of December 31, 2019, Customer D accounted for 26% of the unaudited condensed consolidated accounts receivable balance.

No other single customer accounted for more than 10% of the Company’s unaudited condensed consolidated revenue for the three and six month period ended June 30, 2020 or unaudited condensed consolidated accounts receivable balance as of June 30, 2020.

Significant Accounting Policies

Additional significant accounting policies of the Company are also described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

New Accounting Pronouncements Effective in the Six Months ended June 30, 2020

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This ASU modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted ASU 2018-13 on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s disclosures.

The Company does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 2 – ACQUISITIONS

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

The purchase price allocation to the assets acquired and liabilities assumed based on fair values as of the acquisition date. Since the OpenALPR Technology Acquisition occurred on March 12, 2019, the results of operations including OpenALPR Technology Acquisition from the date of acquisition have been included in the Company’s unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2020.

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

Operations of Combined Entities

The following unaudited pro forma combined financial information gives effect to the OpenALPR Technology Acquisition as if it was consummated as of January 1, 2019. This unaudited pro forma financial information is presented for informational purposes only and is not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2019 or to project potential operating results as of any future date or for any future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenue from continuing operations	$2,677	$1,416	$4,273	$3,395
Net loss from continuing operations	(419)	(2,991)	(4,193)	(4,701)
Basic and diluted loss per share continuing operations	$(0.03)	$(0.17)	$(0.22)	$(0.28)
Basic and diluted number of shares	22,829,084	19,369,399	22,224,417	19,135,176

NOTE 3 – DISCONTINUED OPERATIONS

In September 2019 and March 2020, the Company determined that TeamGlobal and AOC Key Solutions, respectively, met the criteria for held for sale accounting because the Company expected to complete the sale of TeamGlobal and AOC Key Solutions during the next 12 months as part of a plan to concentrate on the development of its Technology segment. Historically, TeamGlobal and AOC Key Solutions have been presented as part of the Company’s Professional Services segment.

During the first quarter of 2020, in connection with the Company’s plan to concentrate on its Technology segment, the Company determined that the remainder of its historical Professionals Services segment, should be classified as discontinued operations. As part of this plan Firestorm has also been classified as discontinued operations and presented as part of discontinued operations. Previously, Firestorm was not included as part of held or sale and discontinued operations as it did not meet the threshold of being considered a strategic shift.

AOC Key Solutions Purchase Agreement

On April 2, 2020, the Company entered into a Stock Purchase Agreement (the “AOC Key Solutions Purchase Agreement”) by and among the Company, AOC Key Solutions, and PurpleReign, LLC, a Virginia limited liability company owned by the members of AOC’s management (the “AOC Key Solutions Buyer”), by which the Company agreed to sell AOC Key Solutions, to the AOC Key Solutions Buyer.

Subject to the terms and conditions of the AOC Key Solutions Purchase Agreement, the AOC Key Solutions Buyer agreed to purchase all of the outstanding equity interests of AOC Key Solutions for a purchase price of $4,000,000, comprising (i) $3,400,000 in cash, and (ii) a subordinated promissory note (the “Subordinated Note”) in the initial principal amount of $600,000.

The table below shows the breakdown related to the AOC Key Solutions Purchase Agreement (dollars in thousands):

Total assets sold	$4,549
Total liabilities assumed	3,514
Net assets sold	1,035
Closing cost	346
Consideration paid (see below)	4,000
Gain on sale of AOC Key Solutions	$2,619

Cash consideration	$3,400
Note receivable	600
Total AOC Key Solution Purchase Agreement consideration	$4,000

TeamGlobal Purchase Agreement

On June 29, 2020, the Company entered into a Stock Purchase Agreement (the “TeamGlobal Purchase Agreement”) by and among the Company, TeamGlobal, and Talent Teams LLC, a Texas limited liability company owned by the members of TeamGlobal’s management (the “TeamGlobal Buyer”), pursuant to which the Company agreed to sell TeamGlobal to the TeamGlobal Buyer.

Subject to the terms and conditions of the TeamGlobal Purchase Agreement, the TeamGlobal Buyer agreed to purchase all of the outstanding equity interests of TeamGlobal for a purchase price of $4,000,000, comprising (i) an aggregate of $2,300,000 in cash, and (ii) a secured promissory note (the “Secured Note”) in the initial principal amount of $1,700,000, with such Secured Note secured by a Pledge and Security Agreement (the “Pledge Agreement”) with respect to all the outstanding shares of TeamGlobal being acquired by the TeamGlobal Buyer.

The table below shows the breakdown related to the TeamGlobal Purchase Agreement (dollars in thousands):

Total assets sold	$9,996
Total liabilities assumed	7,130
Net assets sold	2,866
Closing cost	117
Consideration paid (see below)	4,000
Gain on sale of TeamGlobal	$1,017

Cash consideration	$2,300
Note receivable	1,700
Total TeamGlobal Purchase Agreement consideration	$4,000

The dispositions of AOC Key Solutions and TeamGlobal are a result of the Company’s strategic decision to concentrate resources on the development of its Technology Segment and will result in material changes in the Company's operations and financial results. As a consequence, the Company is reporting the operating results and cash flows of TeamGlobal, AOC Key Solutions and Firestorm as discontinued operations, including for all prior periods reflected in the unaudited condensed consolidated financial statements and these notes.

Pursuant to ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations from TeamGlobal, AOC Key Solutions and Firestorm for the three and six months ended June 30, 2020 and 2019 have been classified as discontinued operations and presented as part of loss from discontinued operations in the accompanying unaudited condensed consolidated statements of operations presented herein. The assets and liabilities also have been classified as discontinued operations under the line captions of current and long term assets discontinued operations and current and long term liabilities discontinued operations in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019.

The assets and liabilities classified as discontinued operations in the Company's unaudited condensed consolidated financial statements as of June 30, 2020 and December 31, 2019 are shown below (dollars in thousands).

	June 30, 2020				December 31, 2019
	Global	AOC Key Solutions	Firestorm	Total	Global	AOC Key Solutions	Firestorm	Total
ASSETS
Cash and cash equivalents	$-	$-	$4	$4	$225	$93	$12	$330
Accounts receivable, net	-	-	-	-	2,763	4,055	-	6,818
Other current assets, net	-	-	-	-	238	52	3	293
Current assets of discontinued operations	-	-	4	4	3,226	4,200	15	7,441
Property and equipment, net	-	-	-	-	113	41	-	154
Right-of-use lease assets, net	-	-	-	-	130	499	-	629
Goodwill	-	-	-	-	669	-	-	669
Intangible assets, net	-	-	-	-	1,994	-	-	1,994
Deposits and other long-term assets	-	-	-	-	-	11	-	11
Long-term assets of discontinued operations	-	-	-	-	2,906	551	-	3,457
Total assets of discontinued operations	$-	$-	$4	$4	$6,132	$4,751	$15	$10,898
LIABILITIES
Accounts payable and accrued expenses	$-	$-	$30	$30	$461	$1,260	$33	$1,754
Lines of credit	-	-	-	-	1,842	1,894	-	3,736
Lease liability, short term	-	-	74	74	113	100	54	267
Current liabilities of discontinued operations	-	-	104	104	2,416	3,254	87	5,757
Lease liability, long term	-	-	21	21	30	467	39	536
Long-term liabilities of discontinued operations	-	-	21	21	30	467	39	536
Total liabilities of discontinued operations	$-	$-	$125	$125	$2,446	$3,721	$126	$6,293

The major components of the discontinued operations, net of tax, are presented in the unaudited condensed consolidated statements of operations below (dollars in thousands):

	Three Months ended June 30,
	2020				2019
	Global	AOC Key Solutions	Firestorm	Total	Global	AOC Key Solutions	Firestorm	Total
Revenue	$4,205	$-	$5	$4,210	$6,997	$3,641	$275	$10,913
Cost of revenue	3,714	-	-	3,714	6,027	1,939	200	8,166
Gross profit	491	-	5	496	970	1,702	75	2,747
Operating expenses:
General and administrative expenses	579	-	-	579	924	1,446	412	2,782
Selling and marketing expenses	40	-	-	40	61	149	57	267
Impairment of intangibles	-	-	-	-	-	-	1,549	1,549
Operating expenses	619	-	-	619	985	1,595	2,018	4,598
Income loss income from operations	(128)	-	5	(123)	(15)	107	(1,943)	(1,851)
Other (income) expense:
Interest expense	(76)	-	-	(76)	(53)	(30)	-	(83)
Other expense (income)	-	-	-	-	1	-	(3)	(2)
Total other (income) expense	(76)	-	-	(76)	(52)	(30)	(3)	(85)
Income (loss) from discontinued operations	(204)	-	5	(199)	(67)	77	(1,946)	(1,936)
Income tax provision from discontinued operations	-	-	-	-	-	-	-	-
Net income (loss) from discontinued operations	$(204)	$-	$5	$(199)	$(67)	$77	$(1,946)	$(1,936)

	Six Months ended June 30,
	2020				2019
	Global	AOC Key Solutions	Firestorm	Total	Global	AOC Key Solutions	Firestorm	Total
Revenue	$10,510	$3,392	$5	$13,907	$14,055	$6,519	$955	$21,529
Cost of revenue	9,190	1,866	-	11,056	12,173	3,531	495	16,199
Gross profit	1,320	1,526	5	2,851	1,882	2,988	460	5,330
Operating expenses:
General and administrative expenses	1,341	1,284	(4)	2,621	1,895	2,561	920	5,376
Selling and marketing expenses	79	131	-	210	143	274	120	537
Impairment of intangibles	-	-	-	-	-	-	1,549	1,549
Operating expenses	1,420	1,415	(4)	2,831	2,038	2,835	2,589	7,462
Income loss income from operations	(100)	111	9	20	(156)	153	(2,129)	(2,132)
Other (income) expense:
Interest expense	(166)	(74)	-	(240)	(101)	(61)	-	(162)
Other expense (income)	5	2	-	7	2	2	(3)	1
Total other (income) expense	(161)	(72)	-	(233)	(99)	(59)	(3)	(161)
Income (loss) from discontinued operations	(261)	39	9	(213)	(255)	94	(2,132)	(2,293)
Income tax provision from discontinued operations	-	-	-	-	-	-	-	-
Net income (loss) from discontinued operations	$(261)	$39	$9	$(213)	$(255)	$94	$(2,132)	$(2,293)

NOTE 4 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Supplemental disclosures of cash flow information for the six months ended June 30, 2020 and June 30, 2019 were as follows (dollars in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for interest - continuing operations	$994	$839
Cash paid for interest - discontinued operations	241	184
Cash paid for taxes - continuing operations	-	-
Cash paid for taxes - discontinued operations	-	11
Non-cash financing - Paid-in-kind interest transferred to the principal balance of the 2019 Promissory Notes	(1,283)	-
Non-cash operating - Paid-in-kind interest transferred to the principal balance of the 2019 Promissory Notes	1,283	-
Note received as part of TeamGlobal Sale	1,700	-
Note received as part of AOC Key Solutions Sale	600	-
Financing:
Notes payable - continuing operations	-	21,000
Debt discount financing costs	-	(2,599)
Extinguishment of debt	-	(1,113)
Repayment of notes payable and interest expense, net of debt discount	-	(2,515)
Investment in OpenALPR Technology	-	(12,000)
Issuance of warrants in conjunction with notes payable	-	706
Accounts Payable	-	360
Proceeds from notes payable	-	3,839
Adoption of ASC-842 Lease Accounting:
Right-of-use lease asset	132	291
Lease liability	$(132)	$(291)

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

Operating lease expense from continuing operations for the three months ended June 30, 2020 and 2019 was $56,000 and $52,000, and for the six months ended June 30, 2020 and 2019 was $104,000 and $75,000, respectively, and is part of general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations.

Cash paid for amounts included in the measurement of operating lease liabilities from continuing operations was $64,000 and $104,000 for the three and six months ended June 30, 2020.

Supplemental balance sheet information related to leases as of June 30, 2020 was as follows (dollars in thousands):

Operating lease right-of-use lease assets from continuing operations	$330

Current portion of lease liability	$231
Long-term portion of lease liability	114
Total lease liability from continuing operations	$345

Weighted average remaining lease term - operating leases from continuing operations	1.93

Weighted average discount rate - operating leases	9%

2020	$125
2021	195
2022	19
2023	19
2024	18
Total lease payments	376
Less imputed interest	31
Maturities of lease liabilities	$345

NOTE 6 – INTANGIBLE ASSETS

Goodwill

There have been no changes from December 31, 2019 in the carrying amount of goodwill of continuing operations for the six months ended June 30, 2020.

Intangible Assets Subject to Amortization

The following summarizes the change in intangible assets from December 31, 2019 to June 30, 2020 (dollars in thousands):

	Customer Relationships	Marketing Related	Technology Based	Internally Developed Capitalized Software	Total
Identifiable intangible assets	$461	$327	$7,206	$1,432	$9,426
Accumulated amortization	(82)	(132)	(1,321)	(140)	(1,675)
Identifiable intangible assets from continuing operations, net	$379	$195	$5,885	$1,292	$7,751

The following provides a breakdown of identifiable intangible assets as of June 30, 2020 (dollars in thousands):

	December 31, 2019	Additions	Amortization	June 30, 2020
Intangible assets subject to amortization from continuing operations
Customer relationships	$396	$-	$(17)	$379
Marketing related	230	-	(35)	195
Technology based	6,395	-	(510)	5,885
Internally capitalized software	1,223	142	(73)	1,292
Intangible assets subject to amortization from continuing operations	$8,244	$142	$(635)	$7,751

These intangible assets are being amortized on a straight-line basis over their weighted average estimated useful life of 5.8 years. Amortization expense attributable to continuing operations for the three months ended June 30, 2020 and 2019 was $321,000 and $295,000, respectively, and for the six months ended June 30, 2020 and 2019 was $635,000 and $361,000, respectively and is presented as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

As of June 30, 2020, the estimated annual amortization expense from continuing operations for each of the next five fiscal years and thereafter is as follows (dollars in thousands):

2020	$683
2021	1,355
2022	1,274
2023	1,147
2024	1,060
Thereafter	1,449
Capitalized software not yet placed in service	783
Total	$7,751

NOTE 7 – DEBT

Long-Term Debt

On January 25, 2017, pursuant to the terms of its acquisition of Firestorm, the Company issued $1,000,000 in the aggregate form of four unsecured, subordinated promissory notes with interest payable over five years. The principal amount of one of the notes payable is $500,000 payable at an interest rate of 2% and the remaining three notes are evenly divided over the remaining $500,000 and payable at an interest rate of 7%. The notes mature on January 25, 2022. The aggregate balance of these notes payable was $971,000 and $961,000, net of unamortized interest, as of June 30, 2020 and December 31, 2019, respectively, to reflect the amortized fair value of the notes issued due to the difference in interest rates of $29,000 and $39,000, respectively.

On April 3, 2018, the Company entered into a transaction pursuant to which an institutional investor (the “2018 Lender”) loaned $2,000,000 to the Company (the “2018 Promissory Note”). On March 12, 2019, the $2,000,000 balance due on the 2018 Promissory Note was retired in its entirety in exchange for an equivalent principal amount of the 2019 Promissory Notes (see below). In addition, Rekor paid to the 2018 Lender $1,050,000 of consideration for the re-acquisition by the Company of the Lender’s Participation and $75,000 of interest due through May 1, 2019. All amounts paid were obtained from the proceeds of the 2019 Promissory Notes. The 2018 Lender consideration of $1,050,000 for the Lender’s Participation and unamortized financing costs of $63,000 are recorded as costs in connection with the loss on the extinguishment of debt of $1,113,000 for the six months ended June 30, 2019.

Paycheck Protection Program Loan

On May 26, 2020, the Company, entered into a loan agreement with Newtek Small Business Finance, LLC, which provides for a loan in the principal amount of $221,000 (the “Rekor PPP Loan”) pursuant to the Paycheck Protection Program under the CARES Act. The Rekor PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement.

On June 3, 2020, the Company’s wholly owned subsidiary, Rekor Recognition Systems, Inc., entered into a loan agreement with Newtek Small Business Finance, LLC, which provides for a loan in the principal amount of $653,000 (the “Rekor Recognition PPP Loan”) pursuant to the Paycheck Protection Program under the CARES Act. The Rekor Recognition PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement.

The Rekor PPP Loan and the Rekor Recognition PPP Loan (collectively the “Loans”) may be prepaid at any time prior to maturity with no prepayment penalties. The Loans contain events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the Loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company intends to use the entire Loans amount for qualifying expenses and to apply for forgiveness of the Loans in accordance with the terms of the CARES Act. The current and long-term portion of the Loans is presented as part of loans payable current portion and loans payable, long-term, respectively, on the unaudited condensed consolidated balance sheets.

On May 5, 2020, TeamGlobal, entered into a loan agreement with BOKF, NA, d/b/a Bank of Oklahoma, which provides for a loan in the principal amount of $5,005,000 (the “TeamGlobal PPP Loan”) pursuant to the Paycheck Protection Program under the CARES Act. The TeamGlobal PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. The TeamGlobal PPP Loan was assumed by TeamGlobal as part of the TeamGlobal Purchase Agreement.

The Small Business Administration (“SBA”), in consultation with the Department of Treasury, issued new guidance that creates uncertainty regarding the qualification requirements for a PPP loan for public companies. The Company will review the new guidance at the time of issuance and determine whether it remains eligible for the PPP Loan at that time.

2019 Promissory Notes

On March 12, 2019, the Company entered into a note purchase agreement pursuant to which investors, including OpenALPR Technology, Inc. (the “2019 Lenders”) loaned $20,000,000 to the Company (the “2019 Promissory Notes”) and the Company issued to the 2019 Lenders warrants to purchase 2,500,000 shares of Rekor common stock (the “March 2019 Warrants”). The loan bears interest at 16% per annum, of which at least 10% per annum is required to be paid in cash. Any remaining interest accrues to be paid at maturity or earlier redemption. The notes also require a $1,000,000 exit fee due at maturity, or a premium if paid before the maturity date, and compliance with affirmative, negative and financial covenants, including a fixed charge coverage ratio, minimum liquidity and maximum capital expenditures. As of June 30, 2020, the Company had a waiver in place for the financial covenants related to this note until December 31, 2021. Transaction costs included $403,000 for a work fee payable over 10 months, $290,000 in legal fees and a $200,000 closing fee. The loan is secured by a security interest in substantially all of the assets of Rekor. The March 2019 Warrants are exercisable over a period of five years, at an exercise price of $0.74 per share, and were valued at $706,000, at the time of issuance. The warrants were exercisable commencing March 12, 2019 and expire on March 12, 2024.

As of the anniversary date of the commencement of the 2019 Promissory Notes $1,283,000 of the paid-in kind interest had not been paid by the Company and per the purchase agreement was added to the principal balance of the 2019 Promissory Notes in March 2020.

Amortized financing costs for the three months ended June 30, 2020 and 2019 were $276,000 and $324,000, respectively, and for the six months ended June 30, 2020 and 2019 were $600,000 and $392,000, respectively, and are included in interest expense on the unaudited condensed consolidated statement of operations. The 2019 Promissory Notes have an effective interest rate of 24.87%.

2019 Promissory Note Amendments

On March 26, 2020, the Company entered into the First Amendment to Note Purchase Agreement which effectively extended the maturity date of the 2019 Promissory Notes from March 11, 2021 to June 12, 2021. The Company incurred $100,000 in transaction costs related to the First Amendment to the Note Purchase Agreement, these costs are financing costs and deferred over the remaining life of the loan.

On April 2, 2020, in connection with the sale of AOC Key Solutions, the Company transferred $2,200,000 to the holders of the 2019 Promissory Notes. $2,000,000 of the funds were used as a prepayment of principal while the other $200,000 was paid as premium percentage as the portion of the 2019 Promissory Notes were paid prior to the maturity date. The premium percentage paid in connection with this transaction is presented as part of debt extinguishment costs in the unaudited condensed consolidated statement of operations.

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

On June 29, 2020, in connection with the TeamGlobal Purchase Agreement, the Company entered into a Partial Release and Third Amendment to Note Purchase Agreement (the “Third Amendment”), by and among the Credit Parties, the Purchasers and the Agent. Pursuant to the terms of the Third Amendment, TeamGlobal was released as a credit party and the assets related to TeamGlobal were released as collateral, the mandatory prepayments provision of the 2019 Promissory Notes were waived with regard to the sale of TeamGlobal, and the maturity date of the 2019 Notes remaining outstanding was extended to December 31, 2021.

2019 Promissory Note Exchange Transaction

On June 30, 2020, the Company entered into Exchange Agreements with certain 2019 Lenders of the Company’s 2019 Promissory Notes.  Subject to the terms and conditions set forth in the Exchange Agreements, approximately $17,398,000, was redeemed in exchange for 4,349,497 shares of the Company’s common stock, at a rate of $4 per share.  On July 15, 2020 the Company completed the Note Exchange. Of the amount redeemed for common stock, $14,833,000 was related to the existing principal balance, $784,000 was related to the portion of the exit fee associated with the notes subject to conversion, $279,000 was related to the PIK interest associated to the notes subject to conversion, and $1,502,000 was part of the premium percentage as the portion of the 2019 Promissory Notes were settled prior to the maturity date. The premium for redemption was not included in the balance of the 2019 Promissory Notes as of June 30, 2020. Following the Note Exchange, approximately $4,450,000 aggregate principal amount of the 2019 Promissory Notes will remain outstanding, plus an additional $216,000 related to the exit fee.

As of June 30, 2020, there was approximately $981,000 and $271,000 of deferred financing costs subject to the 2019 Promissory Notes which were subject to the Note Exchange and the 2019 Promissory Notes which were not subject to the Note Exchange, respectively.

As of June 30, 2020, the 2019 Lenders subject to the Note Exchange had not yet received their shares of the Company’s common stock. As of June 30, 2020, the Company has separately presented the 2019 Promissory Notes subject to the Note Exchange on its unaudited condensed consolidated balances sheets. On July 15, 2020, the Company settled the debt subject to the Note Exchange with shares of its common stock. See the Note 13 - Subsequent Events for additional information related to the Note Exchange Transaction.

The principal amounts due for long-term notes payable described above are shown below as of June 30, 2020 (dollars in thousands):

2020	$46
2021	20,725
2022	1,387
2023	-
2024	-
Thereafter	-
Total	22,158

Less unamortized interest	(29)
Less unamortized financing costs	(1,252)
Total debt	$20,877
Loans payable, current portion	$251
Loans payable, long-term	623
Notes payable, long-term	5,367
Notes payable to be exchanged for common stock	14,636
Total debt	$20,877

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

The Company’s income tax provision for the three and six months ended June 30, 2020 was $7,000 and $13,000, respectively. The Company’s income tax provision for the three and six months ended June 30, 2019 was $12,000 and $24,000, respectively. The Company established a valuation allowance against deferred tax assets during 2017 and has continued to maintain a full valuation allowance, outside of the deferred tax liability related to the indefinite lived intangible, through the six months ended June 30, 2020.

The Company files income tax returns in the United States and in various states. No U.S. Federal, state or foreign income tax audits were in process as of June 30, 2020.

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

For the six months ended June 30, 2020 the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2016 through 2018 tax years remain subject to examination by the Internal Revenue Service.

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

Following an initial amended complaint, answer and counterclaims, and defendants’ motion for judgment on the pleadings, on January 30, 2020, the Company filed a Second Amended Complaint, which the Firestorm Principals answered together with counterclaims on February 28, 2020.  Thereafter, on March 30, 2020, the Company moved to dismiss certain counterclaims against certain executives named as counterclaim-defendants, which resulted in the Firestorm Principals voluntarily dismissing those counterclaims against those parties.  The Company thereafter filed its response and affirmative defenses to the Counterclaims on April 22, 2020.  On April 27, 2020, the Firestorm Principals filed a Motion for Partial Judgment on the Pleadings, which the Company has opposed.  The Company intends to continue vigorously litigating its claims against the Firestorm Principals and believes that the Firestorm Principals’ remaining counterclaims are without merit.

On or about July 3, 2020, the Firestorm Principals filed suit in New York Supreme Court in Sullivan County against a director of the Company, alleging breach of fiduciary duty and libel.  The Company believes that this suit is without merit and intends to vigorously support litigation of this matter.

Vigilant Solutions, LLC, a subsidiary of Motorola Solutions, Inc., filed a complaint on February 21, 2020 against the Company and certain of its subsidiaries in the US District Court for the District of Maryland. The complaint alleges that certain of the Company’s products violate a patent held by Vigilant. On June 10, 2020, the Company filed an Answer to the complaint denying the pertinent allegations and asserting substantial defenses to the allegations contained in the complaint, including that the patent underlying the complaint is invalid. Fact discovery will continue until the first quarter of 2021 with expert discovery and dispositive motions in the second quarter of 2021.  The court has not yet set a trial date.

On January 31, 2020, the Company’s wholly owned subsidiary, OpenALPR, filed a complaint in the US District Court for the Western District of Pennsylvania against a former customer, Plate Capture Solutions, Inc. (“PCS”) for breach of software license agreements pursuant to which software was licensed to PCS. On June 14, 2020, PCS filed its operative answer to the Complaint.  On June 21, 2020, PCS filed a motion to join the Company and another entity OpenALPR Technology, Inc. as parties to the litigation and making claims against them for defamation, fraud and intentional interference with existing and future business relationships. On July 13, 2020, OpenALPR filed an opposition to the motion for joinder. The parties are currently awaiting the Court’s decision on joinder. Nevertheless, the Company believes that it has substantial defenses to the claims against the Company and intends to vigorously defend the allegations of those claims.

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

NOTE 10 – STOCKHOLDERS’ DEFICIT

Common Stock

The Company has adopted and approved an amendment to increase the number of authorized shares of common stock from 30,000,000 to 100,000,000, $0.0001 par value, which was effective March 18, 2020. The rights and privileges terms of the additional authorized shares of common stock are identical to those of the currently outstanding shares of common stock. However, because the holders of common stock do not have preemptive rights to purchase or subscribe for any new issuances of common stock, the subsequent potential issuance of additional shares of common stock will reduce the current stockholders’ percentage ownership interest in the total outstanding shares of common stock. The Amendment and the creation of additional shares of authorized common stock will not alter current stockholders’ relative rights and limitations. As of June 30, 2020, and December 31, 2019, the issued and outstanding common shares of Rekor were 22,942,546 and 21,595,653, respectively.

For the three and six months ended June 30, 2020, the Company issued 150,451 and 151,745 shares of Rekor common stock related to the exercise of common stock options. For the three and six months ended June 30, 2019, the Company issued 14,566 shares of Rekor common stock related to the exercise of common stock options.

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

Sales of the Company’s common stock under the Sales Agreement are to be issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No 333-224423), previously filed with the Securities and Exchange Commission (“SEC”) on April 24, 2018 and declared effective by the SEC on April 30, 2018. For the six months ended June 30, 2020, based on settlement date, the Company sold 538,967 shares of common stock at a weighted-average selling price of $4.15 per share in accordance with the Sales Agreement. Net cash provided for the six months ended June 30, 2020 from the Sales Agreement was $2,177,000 after paying 3.0% or $67,000 related to cash commissions provided to B. Riley FBR. As of June 30, 2020, $9,482,000 remained available for sale under the Sales Agreement.

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

Series A Cumulative Convertible Redeemable Preferred Stock

Of the 2,000,000 authorized shares of preferred stock, 505,000 shares are designated as $0.0001 par value Series A Cumulative Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”). The holders of Series A Preferred Stock are entitled to quarterly dividends of 7.0% per annum per share. The holders of Series A Preferred Stock have a right to convert each share into common stock at an initial conversion price and a specified conversion price which increases annually based on the passage of time beginning in November 2019. The holders of Series A Preferred Stock also have a put right after 60 months from the issuance date to redeem any or all of the Series A Preferred Stock at a redemption price of $15.00 per share plus any accrued but unpaid dividends. The Company has a call right after 36 months from the issuance date to redeem all of the Series A Preferred Stock at a redemption price which increases annually based on the passage of time which began in November 2019. The Series A Preferred Stock contains an automatic conversion feature based on a qualified initial public offering in excess of $30,000,000 or a written agreement by at least two-thirds of the holders of Series A Preferred Stock at an initial conversion price and a specified price which increases annually based on the passage of time beginning in November 2016. Based on the terms of the Series A Preferred Stock, the Company concluded that the Series A Preferred Stock should be classified as temporary equity in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019.

Rekor adjusts the value of the Series A Preferred Stock to redemption value at the end of each reporting period. The adjustment to the redemption value is recorded through additional paid in capital of $212,000 and $184,000 for the three months ended June 30, 2020 and 2019, respectively, and $418,000 and $363,000 for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, and December 31, 2019, 502,327 shares of Series A Preferred Stock were issued and outstanding.

The holders of Series A Preferred Stock are entitled to quarterly cash dividends of $0.175 (7% per annum) per share. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter. For the three and six months ended June 30, 2020 and 2019 the Company did not pay cash dividends to shareholders of record of Series A Preferred Stock. Accrued dividends payable to Series A Preferred Stock shareholders were $748,000 and $551,000 as of June 30, 2020 and December 31, 2019, respectively, and are presented as part of the accounts payable and accrued expenses on the accompanying unaudited condensed consolidated.

Series B Cumulative Convertible Preferred Stock

Of the 2,000,000 authorized shares of preferred stock, 240,861 shares are designated as $0.0001 par value Rekor Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). As part of the TeamGlobal Merger, the Company issued 240,861 shares of $0.0001 par value Series B Preferred Stock. All Series B Preferred Stock was issued at a price of $10.00 per share as part of the acquisition of the TeamGlobal Merger. The Series B Preferred Stock has a conversion price of $5.00 per share. Each Series B Preferred Stock has an automatic conversion feature based on the share price of Rekor.

The Series B Preferred Stock is entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter. The Company paid $108,000 in cash dividends to the Series B Preferred shareholders in June 2019, The Company did not pay any cash dividends to the Series B Preferred shareholders for the six months ended June 30, 2020. Accrued dividends payable to Series B Preferred Stock shareholders were $110,000 and $54,000 as of June 30, 2020 and December 31, 2019, respectively, and are presented as part of the accounts payable and accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

Warrants

The Company had warrants outstanding that are exercisable into a total of 1,825,769 and 2,251,232 shares of Rekor common stock as of June 30, 2020 and December 31, 2019, respectively.

As part of a Regulation A Offering in fiscal year 2016 and 2017, the Company issued warrants to the holders of Series A Preferred Stock. The exercise price for these warrants is $1.03 and they are exercisable into a total of 182,054 and 240,017 shares of Rekor common stock as of June 30, 2020 and December 31, 2019, respectively. The warrants expire on November 23, 2023. In August 2019, 7,500 of the outstanding warrants were exercised and converted into 3,638 shares of the Company's common stock. In the six months ended June 30, 2020, 119,500 of the outstanding warrants were exercised and converted into 57,963 shares of the Company’s common stock.

As part of the acquisition of Firestorm on January 24, 2017, the Company issued: warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $2.5744 per share; and warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $3.6083 per share (the “Firestorm Warrants”). The expiration date of the Firestorm Warrants is January 24, 2022. As of June 30, 2020 and December 31, 2019, there were 631,254 Firestorm Warrants outstanding.

Pursuant to its acquisition of Secure Education Consultants on January 1, 2018, the Company issued: warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $5.44 per share; and warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $6.53 per share (the “Secure Education Warrants”). The expiration date of the Secure Education Warrants is January 1, 2023. As of June 30, 2020, and December 31, 2019, there were 66,666 Secure Education Warrants outstanding.

On November 1, 2018, in connection with an underwritten public offering of its common stock, the Company issued to the underwriters warrants to purchase 206,250 shares of its common stock, exercisable over a period of five years, at an exercise price of $1.00 per share. These warrants are exercisable commencing April 27, 2019 and expire on October 29, 2023. During the year ended December 31, 2019, 189,813 warrants were exercised in cash and cashless transactions resulting in the issuance of 148,279 shares of common stock. During the six months ended June 30, 2020, 8,767 warrants were exercised and converted into 6,460 shares of the Company’s common stock. As of June 30, 2020 and December 31, 2019, 7,670 and 16,437 warrants related to the 2018 underwritten public offering remain outstanding, respectively.

On March 12, 2019, in connection with the 2019 Promissory Notes, the Company issued warrants to purchase 2,500,000 shares of its common stock, which were immediately exercisable at an exercise price of $0.74 per share, to certain individuals and entities. Of the 2,500,000 warrants, 625,000 were issued as partial consideration for the OpenALPR Technology Acquisition. During the year ended December 31, 2019, 963,125 warrants were exercised in cash and cashless transactions resulting in the issuance of 783,387 shares of common stock. During the six months ended June 30, 2020, 598,750 warrants were exercised in cash and cashless transactions resulting in the issuance of 591,758 shares of common stock. As of June 30, 2020 and December 31, 2019, 938,125 and 1,536,875 warrants related to the 2019 Promissory Notes remain outstanding, respectively.

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

Stock compensation expense for the three months ended June 30, 2020 and 2019 was $166,000 and $175,000, respectively, and for the six months ended June 30, 2020 and 2019 was $337,000 and $238,000, respectively, and is presented as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

 A summary of stock option activity under the Company’s 2017 Plan for the six months ended June 30, 2020 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding Balance at December 31, 2019	1,655,383	$1.68	8.33	$3,224
Granted	20,000	4.32	9.66	-
Exercised	(151,745)	1.60	-	-
Forfeited	(44,216)	3.38	-	-
Canceled	(36,684)	1.82	-	-
Outstanding Balance at June 30, 2020	1,442,738	$1.67	7.77	$2,868
Exercisable at June 30, 2020	1,056,866	$1.68	6.30	$2,064

The weighted average grant date fair value of options granted, to employees and non-employees, for the six months ended June 30, 2020 and 2019 was $0.31 and $1.12, respectively. The intrinsic value of the stock options granted during the six months ended June 30, 2020 and 2019 was $0 and $784,000, respectively. The total fair value of options that vested in the six months ended June 30, 2020 and 2019 was $124,000 and $1,604,000, respectively.

As of June 30, 2020, there was $252,000 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan that will be recognized over an average remaining period of 1.53 years.

Restricted Stock Units

A summary of RSU activity under the Company’s 2017 Plan for the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted Average Unit Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding Balance at December 31, 2019	-	$-	-	$-
Granted	351,600	4.03	2.36
Vested	-	-
Forfeited	(1,400)	-
Outstanding Balance at June 30, 2020	350,200	$4.03	2.37	$-

The grant date fair value was based on the estimated fair value of our common stock on the date of grant. All RSUs granted vest upon the satisfaction of a service-based vesting condition.

As of June 30, 2020, there was $1,221,000 of unrecognized stock compensation expense related to unvested RSUs granted under the 2017 Plan that will be recognized over an average remaining period of 2.37 years.

Compensation expense for restricted stock and RSUs is recognized on a straight-line basis over the requisite service period. There were no RSUs issued in fiscal year 2019.

NOTE 12 – LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Basic and diluted loss per share
Net loss from continuing operations	$(419)	$(2,991)	$(4,193)	$(5,509)
Less: preferred stock accretion	(212)	(184)	(418)	(363)
Less: preferred stock dividends	(115)	(115)	(230)	(230)
Net loss attributable to shareholders from continuing operations	(746)	(3,290)	(4,841)	(6,102)
Net loss from discontinued operations	(199)	(1,936)	(213)	(2,293)
Net loss attributable to shareholders	$(945)	$(5,226)	(5,054)	(8,395)
Weighted average common shares outstanding - basic and diluted	22,829,084	19,369,399	22,224,417	19,135,176
Basic and diluted loss per share from continuing operations	$(0.03)	$(0.17)	$(0.22)	$(0.32)
Basic and diluted loss per share from discontinued operations	(0.01)	(0.10)	(0.01)	(0.12)
Basic and diluted loss per share	$(0.04)	$(0.27)	$(0.23)	$(0.44)
Common stock equivalents excluded due to anti-dilutive effect	5,074,916	6,918,542	5,074,916	6,918,542

As the Company had a net loss for the three and six months ended June 30, 2020, the following 5,074,916 potentially dilutive securities were excluded from diluted loss per share: 1,825,769 for outstanding warrants, 974,487 related to the Series A Preferred Stock, 481,722 related to the Series B Preferred Stock, 1,442,738 related to outstanding options and 350,200 related to outstanding RSUs.

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

NOTE 13- SUBSEQUENT EVENTS

Exchange Agreement

 In Exchange Agreements reached on June 30, 2020, certain holders of the 2019 Promissory Notes agreed to a redemption of approximately 77% of the remaining principal balance of the 2019 Promissory Notes as of June 30, 2020. Per the Exchange Agreements, $17,398,000, was redeemed in exchange for 4,349,497 shares of the Company’s common stock, at a rate of $4 per share.  Of the amount redeemed for common stock, $14,833,000 was related to the existing principal balance, $784,000 was related to the portion of the exit fee associated with the notes subject to conversion, $279,000 was related to the PIK interest associated to the notes subject to conversion, and $1,502,000 was part of the premium percentage as the portion of the 2019 Promissory Notes were settled prior to the maturity date. The premium for redemption was not included in the balance of the 2019 Promissory Notes as of June 30, 2020. Following the Note Exchange, approximately $4,450,000 aggregate principal amount of the 2019 Promissory Notes will remain outstanding, plus an additional $216,000 related to the exit fee.

On July 15, 2020, the Company completed the Note Exchange. As a result of the Note Exchange, the Company now has approximately 27,292,043 shares of common stock issued and outstanding.

Equity Method Investment

In June of 2020, the Company announced a joint venture to launch a smart permit and parking management startup, named Roker Inc. ("Roker"), in which the Company has a 50 percent equity interest. Roker is designed to automate parking enforcement and enable higher revenue recovery for both public safety institutions and private businesses alike. In July 2020, the Company made an initial investment of $45,000 into the joint venture.

Departure of Chairman of the Board of Directors

On July 23, 2020, James K. McCarthy, Chairman of the Board of Directors of the Company notified the Company’s Board of Directors (the “Board”) of his intention to retire from the Company's Board, effective immediately. Mr. McCarthy did not advise the Company of any disagreement with the Company on any matter relating to its operations, policies or practices.

Effective upon Mr. McCarthy’s resignation as a director, the size of the Board has been reduced from eight to seven, and Mr. Robert Berman has been named the Executive Chairman of the Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties including particularly statements regarding our future results of operations and financial position, business strategy, prospective products and services, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products and services. These statements involve uncertainties, such as known and unknown risks, and are dependent on other important factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements we express or imply. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties, and assumptions described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report for the quarter ended March 31, 2020, entitled “Risk Factors” and elsewhere in this Quarterly Report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission (the "SEC") that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.  Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. We undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

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

●
risks associated with the spread of a novel strain of coronavirus (“COVID-19”) around the world since the first quarter of 2020, which has caused significant volatility in U.S. and international markets and has created significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), our Quarterly Report for the quarter ended March 31, 2020, and any updates contained herein as well as those set forth in our reports and other filings made with the SEC.

General

Overview

     We are a leader in the field of artificial intelligence ("AI") enabled vehicle identification and management systems. In development for over five years using machine learning algorithms, our core software enables the creation of more powerful and capable vehicle recognition systems that can be deployed at a fraction of the cost of traditional vehicle recognition systems. The software provides a wider field of view, greater light sensitivity, recognitions at faster speeds and higher accuracy rates, in addition to the ability to identify the color, make and type of a vehicle and its direction of travel. These capabilities are particularly useful in solving a wide variety of real-world roadway and vehicle related challenges. In addition, the reductions in cost have opened up a number of new uses for vehicle recognition technology that were not previously cost effective. We currently provide products and services for governmental organizations, for large and small businesses and for individuals throughout the world. Customers are currently using our products or services in over 70 countries, with offerings for smart cities, public safety, security, customer experience, transportation, parking and logistics.

As part of the development of a new line of products for the public safety and security markets, we acquired industry leading vehicle recognition software in March 2019. In connection with this acquisition, we determined that our resources are best concentrated on vehicle recognition products and services and have reorganized and retooled our product development, business development and administrative resources, with increasing emphasis on the technology area. On April 2, 2020, we sold our wholly owned subsidiary, AOC Key Solutions, Inc. (“AOC Key Solutions”). As of June 29, 2020, we sold our wholly owned subsidiary, Global Technical Services, Inc. (“GTS” or “TeamGlobal”) determined that all of the remaining operations that comprised our Professional Services Segment met the criteria to be presented as discontinued. Historically, we have provided professional services and staffing solutions to the government contracting and the aerospace and aviation industries. The Professional Services Segment previously included AOC Key Solutions; TeamGlobal and Firestorm Solutions, LLC (Firestorm Solutions”) and Firestorm Franchising, LLC (“Firestorm Franchising” and together with Firestorm Solutions, “Firestorm”).

Our continuing operations are conducted by our wholly owned subsidiary, Rekor Recognition Systems, Inc. (“Rekor Recognition”). In connection with the development of several new public safety products, we determined to acquire substantially all the assets of OpenALPR Technology, Inc. This acquisition (the “OpenALPR Technology Acquisition”), completed in March 2019, transferred vehicle recognition software and associated licenses and proprietary rights to OpenALPR Software Solutions, LLC (“OpenALPR”), a new wholly owned subsidiary of Rekor Recognition. OpenALPR’s vehicle recognition platform, already operating in more than 12,000 cameras in over 70 countries worldwide, has laid the groundwork for the expansion of our product line, enabling multiple deployment mechanisms.

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

Prior to the development of our vehicle identification software, highly accurate results were not available using a typical Internet Protocol camera. We believe that the ability to use less expensive hardware will change the dynamics of the existing public safety market, enabling the creation of increasingly robust networks with cameras at more locations. In addition, we expect our improvements in cost and accuracy to create competitive advantages in tolling systems and logistics operations that currently rely on complex radio frequency identification (RFID) systems. We also expect the lower costs, superior distance and field of view capabilities and the ability to capture additional vehicle information, such as direction, color, make and type of vehicle, to open opportunities in other market segments. These include parking operations, school safety and retail customer loyalty programs and, particularly, smart cities and smart roadways. Smart roadway systems, sometimes referred to as smart transport or intelligent transport systems (“ITS”), inclusive of parking management and guidance, passenger information and traffic management systems, can optimize the movement of vehicles to make travel safer and more efficient. These technologies are expected to enable users to be more coordinated, better informed, and make safer and smarter use of transport networks.

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

Recent Developments

The most significant developments in our company and business since January 1, 2020 are described below:

●
On July 23, 2020, James K. McCarthy, Chairman of the Board of Directors notified our Board of Directors (the “Board”) of his intention to retire from our Board, effective immediately. Mr. McCarthy did not advise us of any disagreement with the Company on any matter relating to its operations, policies or practices. Effective upon Mr. McCarthy’s resignation as a director, the size of the Board has been reduced from eight to seven, and Mr. Robert Berman has been named the Executive Chairman of the Board.

●
In June 2020, we entered a five-year non-exclusive licensing agreement with Mesa Technologies, LLC (“Mesa”), for the use of our intellectual property as part of a school bus stop arm system (“SBSA”). Mesa has installed over 3,000 photo enforcement systems world-wide. The agreement will increase our market penetration in the state, local government, and international markets.

●
In June 2020, certain 2019 Lenders agreed to a redemption of approximately 77% of the remaining principal balance of the 2019 Promissory Notes as of June 30, 2020. The settlement was completed on July 15, 2020, with 77% of the aggregate principal amount of the 2019 Promissory Notes, including accreted interest plus certain fees payable pursuant to the terms of the 2019 Promissory Notes, were redeemed in exchange for common stock at a rate of $4 per share. The 2019 Lenders have also agreed that the maturity of the 2019 Promissory Notes will be extended until December 31, 2021.

●
In June 2020, we completed the sale of TeamGlobal to certain members of TeamGlobal's management team for approximately $4M in cash and a secured note.

●
In June 2020, the U.S. Department of Defense (DOD) has authorized $160,000 for the purchase of our vehicle recognition software. These licenses will allow our AI-powered vehicle recognition software to be deployed quickly to existing cameras to support national security efforts.

●
We were added to the Russell Microcap Index® at the conclusion of the 2020 Russell Indexes annual reconstitution, effective after the U.S. market opens on June 29, 2020, according to a final list of additions posted June 15, 2020.

●
In June 2020, we launched a standalone Company with Cygnet Infotech, a premier product engineering and application development services firm along with affiliates of Cygnet, named Roker Inc. ("Roker"). Roker will be designed to automate parking enforcement and enable higher revenue recovery for both public safety institutions and private businesses alike. We and Cygnet are each contributing our respective technology stacks in exchange for equity in Roker. In July we made an initial investment of $45,000 for 50% of the venture.

●
In May 2020, we and the New Rochelle Police Department entered into a five-year, $225,000 subscription agreement for our Watchman vehicle recognition software. The New Rochelle Police Department is the 7th largest in the state of New York and serves more than 78,000 citizens.

●
In 2020, the spread of COVID-19 around the world since the first half of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, we are unable to determine if it will have a material impact to our operations.

●
In response to COVID-19, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. The CARES Act, among other things, provides cash payments to certain individuals and has various programs for businesses. In particular, it includes the Payroll Protection Program which provides forgivable loans to qualified small businesses, primarily to allow these businesses to continue to pay their employees. The Company received $874,000 as a result of the Payroll Protection Program.

●
On April 2, 2020, we entered into a Stock Purchase Agreement with, AOC Key Solutions, Inc., our wholly owned subsidiary, and PurpleReign, LLC, a Virginia limited liability company owned by the members of AOC Key Solutions’ management, pursuant to which we agreed to sell AOC Key Solutions for $4 million.

●
In the first quarter of 2020, Digifort, a global leader in video surveillance and monitoring, headquartered in Brazil with more than 28,000 customers in 130 countries, became a premier reseller for Watchman software in Brazil, Latin America, the Pacific Rim and the Middle East. In addition, we were selected by Brite Computers ("Brite"), LiveView Technologies, ("LiveView"), and Alliance Technology Group ("Alliance") to provide our vehicle recognition systems to their existing customer bases. Brite is leader in public safety systems integration and will use us as their sole ALPR solution to their extensive customer base comprised of law enforcement and state and local governments. LiveView is a leader in remote security solutions, which will provide our vehicle recognition systems for deployment within its full security platform. Alliance will offer our vehicle recognition solutions to its customer base both as a standalone solution and as part of an integrated video surveillance system.

●
In March 2020, we increased our authorized shares of common stock from 30,000,000 to 100,000,000. The increase in authorized shares was done in order to permit us to raise capital or issue our common stock for other business purposes.

●
In February 2020, the City of Lauderhill, Florida, selected our Rekor Edge vehicle recognition cameras and Watchman software use in its public safety program. As a result, on March 5, 2020 we signed an agreement with the City of Lauderhill for $1.79 million and contract to provide services for a five-year term. The construction phase is in progress as planned and is approximately 80% complete.

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

●
In January 2020, the Mt. Juliet Police Department in Tennessee selected Rekor to roll out the community’s Automated License Plate Recognition (“ALPR”) program which the department is terming, “Guardian Shield.” The Guardian Shield program was initiated to enhance the community’s safety by providing an additional tool to law enforcement. This project is approximately 90% complete.

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

●
Graphic Processing Unit (“GPU”) Improvements – We expect our business to benefit as a result of more powerful and affordable GPU hardware that has recently been developed. These GPUs are more efficient for image processing because their highly parallel structure makes them more efficient than general-purpose central processing units (“CPUs”) for algorithms that process large blocks of data, such as those produced by video streams. GPUs also provide superior memory bandwidth and efficiencies as compared to their CPU counterparts. The most recent versions of our software have been designed to use the increased GPU speeds to accelerate image recognitions. The GPU market is predicted to grow as a result of a surge in adoption of the Internet of Things (“IoT”) by the industrial and automotive sectors. As GPU manufacturers increase production volume, we hope to benefit from the reduced cost to manufacture the hardware included in our products or available to others using our services.

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

●
Accelerated Business Development and Marketing – Our ability to compete in a large, competitive and rapidly evolving industry will require us to achieve and maintain a leadership position. As a result, we have accelerated our business development and marketing activities to increase awareness and market adoption of our new technology and products within the market. We anticipate that an increased presence in the market, the continued development of strategic partnerships and other economies of scale will significantly reduce the level of costs necessary to support sales of our products and services. However, the speed at which these markets grow to the degree of which our products and services are adopted is uncertain.

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

●
COVID 19 - The spread of a novel strain of COVID-19 around the world since the first quarter of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, we are unable to determine if it will have a material impact to our operations

We believe that recent developments in computing capabilities, such as GPU advances, and new techniques of analysis, sometimes referred to broadly as AI, have broadened the market for vehicle recognition technology and created new opportunities in existing markets. With our new line of products and services, we are working to actively exploit these opportunities.

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

●
Allocation of the transaction price to the performance obligations in the contract

●
Recognition of revenue when, or as, performance obligations are satisfied

The subscription revenues from software licenses, technology products and services are comprised of fees that provide customers with access to the software licenses and related support and updates during the term of the arrangement. Revenue is generally recognized ratably over the contract term. During the second quarter of 2019, we changed our primary method of selling software from perpetual software licenses, with associated maintenance services, to service subscriptions of limited duration. This change is expected to impact our revenue in the short term as we will now recognize revenue ratably over the contract period rather than at a point in time when the customer takes possession of the license. The amount of contract revenue received over the long term is not expected to decline. Our subscription services arrangements are non-cancelable and do not contain refund-type provisions. Revenue from our perpetual software licenses is recognized up-front at the point in time when the software is made available to the customer.

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

Results of Operations

Our historical operating results in dollars and as a percentage of total revenues are presented below. The results below and the analysis of operation is solely related to continuing operations and do not include results of operations from TeamGlobal, AOC Key Solutions and Firestorm.

	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019
Revenue	$2,677	$1,416	$4,273	$2,426
Cost of revenue	1,276	271	1,770	761
Gross profit	1,401	1,145	2,503	1,665

Operating expenses:
General and administrative expenses	2,937	2,116	5,728	3,658
Selling and marketing expenses	424	336	795	495
Research and development expenses	819	302	1,362	307
Operating expenses	4,180	2,754	7,885	4,460

Loss from operations	(2,779)	(1,609)	(5,382)	(2,795)
Other income (expense):
Loss on extinguishment of debt	(200)	-	(200)	(1,113)
Interest expense	(1,086)	(1,334)	(2,250)	(1,543)
Other income (expense)	17	(36)	16	(34)
Gain on sale of business	3,636	-	3,636	-
Total other income (expense)	2,367	(1,370)	1,202	(2,690)
Loss before income taxes	(412)	(2,979)	(4,180)	(5,485)
Income tax provision	(7)	(12)	(13)	(24)
Net loss from continuing operations	$(419)	$(2,991)	$(4,193)	$(5,509)

Comparison of the Three and Six Months Ended June 30, 2020 and the Three and Six Months Ended June 31, 2019

Restructuring

As part of our shift in strategic direction in 2019, we are focusing on our Technology Segment and have disposed of or discontinued operations in the subsidiaries in our Professional Services Segment. In April 2020, we completed the Sale of AOC Key Solutions and in June 2020, we completed the sale of TeamGlobal. As part of evaluating the future of Firestorm, management decided to sell Secure Education and transfer the BC Management line of business to its founder in the second quarter of 2019. In addition, management determined to discontinue the operation of Firestorm Franchising, LLC, a division of Firestorm, due to non-performance by franchisees. The Company has also commenced an action for rescission of the original purchase of Firestorm.

As a result. we have completed the final steps our announced change in strategic direction to sell lower margin assets and focus on our core technology segment. Beginning in 2020, all of the subsidiaries that were previously presented as part of Professional Services operations are classified as discontinued operations and not presented as part of continuing operations.

Total Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Revenue	$2,677	$1,416	$1,261	89%	$4,273	$2,426	$1,847	76%

The increase in revenue for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, was a result of additional products the Company offered during the period as a result of the Company’s increased focus on expanding its technology offerings. Additionally, the increase in revenue during the three months ended June 30, 2020, was attributable to the implementation of a large software and hardware contract in Florida which generated up front revenues from building infrastructure.

The increase in revenue for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily attributable to the expanded technology offerings and large contracts stated above, as well as the fact that OpenALPR has only been included in operations since March 2019. During the six months ended June 30, 2020, revenue attributable to OpenALPR was recognized for the full six month period compared to only a three and half a month period in the corresponding period in 2019.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2020	2019	$ or % Points	%	2020	2019	$ or % Points	%
Cost of revenue	$1,276	$271	$1,005	371%	$1,770	$761	$1,009	133%
Gross profit	1,401	1,145	256	22%	2,503	1,665	838	50%
Gross margin	52%	81%	-29%	-35%	59%	69%	-10%	-15%

For the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, the increase in gross profit was primarily attributable to the increase in revenue for the corresponding period. For the three and six months ended June 30, 2020 the gross margin decreased to 52% and 59%, respectively, which was primarily attributable to building infrastructure in connection with large software and hardware contracts. These contracts included construction and assembly of fixtures for our vehicle recognition cameras and the infrastructure necessary to support database and communications operations on a shared basis with other municipalities. As this early stage of building the network is more costly, the initial margins for such projects are lower than expected than for future operations that will be able to use the same infrastructure.

  Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Operating expenses:
General and administrative expenses	$2,937	$2,116	$821	39%	$5,728	$3,658	$2,070	57%
Selling and marketing expenses	424	336	88	26%	795	495	300	61%
Research and development expenses	819	302	517	171%	1,362	307	1,055	344%
Operating expenses	$4,180	$2,754	$1,426	52%	$7,885	$4,460	$3,425	77%

General and Administrative Expenses

The majority of the increase to general and administrative expenses is attributable to the increased staffing. For the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019, we brought on additional officers and executives of the Company to support our growth plan and build our corporate structure.

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

Other Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Other income (expense):
Loss on extinguishment of debt	$(200)	$-	$(200)	-100%	$(200)	$(1,113)	$913	82%
Interest expense	(1,086)	(1,334)	248	19%	(2,250)	(1,543)	(707)	-46%
Other income (expense)	17	(36)	53	147%	16	(34)	50	147%
Gain on sale of business	3,636	-	3,636	100%	3,636	-	3,636	-
Total other income (expense)	$2,367	$(1,370)	$3,737	273%	$1,202	$(2,690)	$3,892	145%

The decrease in interest expense for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 is due to the principal payment made on the 2019 Promissory notes in April 2020. The increase in interest expense for the six months ended June 30, 2020 compared to June 30, 2019, is primarily attributable the 2019 Promissory Notes, which commenced in March of 2019.

The loss on the extinguishment of debt in for the three and six months ended June 30, 2020, was related to the fees associated with the early extinguishment of approximately $2,000,000 of the principal balance of our 2019 Promissory Notes. During 2019, we incurred costs of $1,113,000 associated with the extinguishment of debt.

In connection with the sale of AOC Key Solutions and TeamGlobal, we recognized a gain on the sale of business of $3,636,000 during the three and six months ended June 30, 2020.

 Non-GAAP Measures: EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA

We calculate EBITDA as net loss before interest, taxes, depreciation and amortization. We calculate Adjusted EBITDA as net loss before interest, taxes, depreciation and amortization, adjusted for (i) impairment of intangible assets, (ii) loss on extinguishment of debt, (iii) stock-based compensation, (iv) losses or gains on sales of subsidiaries, and (v) other unusual or non-recurring items. EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under accounting principles generally accepted in the U.S. (“U.S. GAAP”) and should not be considered as an alternative to net earnings or cash flow from operating activities as indicators of our operating performance or as a measure of liquidity or any other measures of performance derived in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA are presented because we believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of a company’s ability to service and/or incur debt. However, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do.

The following table sets forth the components of the EBITDA and Adjusted EBITDA for the periods included (dollars in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2020	2019	2020	2019
Net loss	$(419)	$(2,991)	$(4,193)	$(5,509)
Income taxes	7	12	13	24
Interest	1,086	1,334	2,250	1,543
Depreciation and amortization	466	341	889	539
EBITDA	$1,140	$(1,304)	$(1,041)	$(3,403)

Loss on extinguishment of debt	$200	$-	$200	$1,113
Share-based compensation	166	175	337	238
Gain on sale of business	(3,636)	-	(3,636)	-
Loss on sale of Secure Education	-	3	-	3
Adjusted EBITDA	$(2,130)	$(1,126)	$(4,140)	$(2,049)

Lease Obligations

On June 30, 2020, we leased building space at the following locations in the U.S.:

●
Columbia, Maryland – The corporate headquarter

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

 On May 26, 2020 and June 3, 2020, we entered into two loan agreements with Newtek Small Business Finance, LLC, which provided loans in the principal amount of $221,000 (the “Rekor PPP Loan”) and $653,000 (the “Rekor Recognition PPP Loan”), respectively, pursuant to the Paycheck Protection Program under the CARES Act. Each note has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement.

The Paycheck Protection Program provides that the notes may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. We intend to use the entire note amount for qualifying expenses and to apply for forgiveness of the loan in accordance with the terms of the CARES Act.

On May 5, 2020, TeamGlobal, entered into a loan agreement which provides for a loan in the principal amount of $5,005,000 (the “TeamGlobal PPP Loan”) pursuant to the Paycheck Protection Program under the CARES Act. The TeamGlobal PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. The TeamGlobal PPP Loan was assumed by TeamGlobal as part of the TeamGlobal Purchase Agreement.

2019 Promissory Notes

On March 12, 2019, we issued the 2019 Promissory Notes and the March 2019 Warrants to investors, including OpenALPR Technology, Inc. (the “2019 Lenders”). The loan was due and payable on March 11, 2021. In March 2020, we received an extension of the maturity date of the loan until June 12, 2021. In June 2020, we received an extension of the maturity date of the loan until December 31, 2021. The loan bears interest at 16% per annum, of which at least 10% per annum is required to be paid in cash. The full remaining portion of all interest, if any, accrues and is to be paid-in-kind. The notes also require a premium, if paid before the maturity date, a $1,000,000 exit fee due at maturity, and compliance with affirmative, negative and financial covenants.

On June 30, 2020, we entered into the Exchange Agreements with certain holders of our 2019 Promissory Notes.  Under the Exchange Agreements, approximately $17,398,000 of the 2019 Promissory Notes was redeemed in exchange for 4,349,497 shares of our common stock, at a rate of $4 per share (the “Note Exchange”).  Of the amount redeemed for common stock, $14,833,000 was related to the existing principal balance, $784,000 was related to the portion of the exit fee associated with the notes subject to conversion, $279,000 was related to the PIK interest associated to the notes subject to conversion, and $1,502,000 was associated with the premium for redemption of the 2019 Promissory Notes prior to the maturity date. The premium for redemption was not included in the balance of the 2019 Promissory Notes as of June 30, 2020.

The following unaudited pro forma combined financial information gives effect to the Note Exchange as if it was consummated as of June 30, 2020. This unaudited pro forma financial information is presented for informational purposes only and is not intended to present actual results that would have been attained had the transaction been completed as of June 30, 2020 or to project potential operating results as of any future date or for any future periods.

	June 30, 2020 as presented	Impact of Note Exchange	Proforma June 30, 2020
Accounts payable and accrued expenses	$4,182	$(279)	$3,903
Total current liabilities	5,670	(279)	5,391
Notes payable subject to exchange for stock	14,636	(14,636)	-
Notes payable, long-term	5,367	-	5,367
Total liabilities	27,243	(14,636)	12,607
Additional paid-in capital	22,180	14,915	37,095
Total stockholders’ (deficit) equity	(10,862)	14,915	4,053
Total liabilities and stockholders’ (deficit) equity	$22,603	$-	$22,603

The maturity date of the 2019 Promissory Notes remaining outstanding following the completion of the Note Exchange was extended to December 31, 2021.

The following table sets forth the components of our cash flows for the period included (dollars in thousands):

	2020	2019	Change
			$	%
Net cash used in operating activities - continuing operations	$(6,234)	$(2,913)	$(3,321)	-114%
Net cash provided by (used in) investing activities - continuing operations	5,253	(265)	5,518	2082%
Net cash provided by financing activities - continuing operations	1,264	3,839	(2,575)	-67%
Net increase in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	$283	$661	$(378)	-57%

Net cash used in operating activities – continuing operations for the six months ended June 30, 2020 had a net decrease of $3,321,000 which was primarily due to the $3,636,000 gain on the sale of AOC Key Solutions and TeamGlobal. The gain on the sale is shown as a decrease in cash flow from operations and an increase in cash flow from investing activities to reflect the nature of the transactions. This gain on the sale of AOC Key Solutions and TeamGlobal was partially offset by increase in depreciation and amortization of intangible assets.

The net increase of net cash provided by (used in) investment activities – continuing operations of $5,518,000 was primarily due to the cash proceeds of the sale of AOC Key Solutions and TeamGlobal.

Net cash provided by financing activities – continuing operations for the six months ended June 30, 2020 decreased $2,575,000 from the prior six month period ended June 30, 2019. During the six months ended June 30, 2020 cash provided by financing activities was related to the issuance of stock as part of the at-the-market agreement and issuance of common stock in connection with the exercises of stock options and warrants during the period. In 2020, this amount was offset by $2,500,000 of cash outflows related to the modification and paydown of the 2019 Promissory Notes. During the six months ended June 30, 2019 cash provided by financing activities was $3,839,000 from the 2019 Promissory Notes issued the first quarter of 2019.

During 2020 and 2019, we funded our operations primarily through cash from operating activities from our subsidiaries, secured borrowing arrangements, issuance of debt, the sale of our subsidiaries and the sale of equity. As of June 30, 2020, we had unrestricted cash and cash equivalents from continuing operations of $1,933,000 and working capital deficit of $92,000, as compared to unrestricted cash and cash equivalents of $1,075,000 and working capital deficit of $1,786,000 as of December 31, 2019.

Operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable, accrued expenses, secured borrowing arrangements, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances.

As of June 30, 2020, we had approximately $15,237,000 of licensing and subscription contracts that were closed prior to June 30, 2020 but have a contractual subscription period beyond June 30, 2020. These subscription contracts generally cover a term of one to five years, in which the Company will recognize revenue ratably over the contract term. We currently expect to recognize approximately 33% of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the following four years. On occasion our customers will prepay the full contract or a substantial portion of the contract. Amounts related to the prepayment of the subscription contract for a service period that is not yet met are recorded as part of our contract liabilities balance.

The table below represents growth from June 30, 2019 of 86% and through June 30, 2020.

The table below shows the quarter by quarter growth in the unaudited remaining contract value of licensing and subscription contracts (dollars in thousands):

$16,000
$15,000
$14,000
$13,000
$12,000
$11,000
$10,000
$9,000
$8,000
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
VALUE

Series A Preferred Stock

The holders of Rekor Series A Preferred Stock are entitled to quarterly dividends in the amount of $0.175 (7% per annum) per share. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter.

Series B Preferred Stock

As part of the acquisition of TeamGlobal, we issued 240,861 shares of $0.0001 par value Series B Preferred Stock. All Series B Preferred Stock was issued at a price of $10.00 per share with a conversion price of $5.00 per share. Each Series B Preferred Stock has an automatic conversion feature based on our common stock share price. The Series B Preferred Stock is entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter.

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

Sales of our common stock under the Sales Agreement are to be issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No 333-224423), previously filed with the Securities and Exchange Commission (“SEC”) on April 24, 2018 and declared effective by the SEC on April 30, 2018. For the six months ended June 30, 2020, based on settlement date, we sold 538,967 shares of common stock at a weighted-average selling price of $4.15 per share in accordance with the Sales Agreement. Net cash provided for the six months ended June 30, 2020 from the Sales Agreement was $2,177,000 after paying 3.0% or $67,000 related to cash commissions provided to B. Riley FBR. As of June 30, 2020, $9,482,000 remained available for sale under the Sales Agreement.

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

As of June 30, 2020, we did not have any material commitments for capital expenditures.

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

Based on management’s review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2020.

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

Under the supervision and with the participation with our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon this assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2020.

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

Following an initial amended complaint, answer and counterclaims, and defendants’ motion for judgment on the pleadings, on January 30, 2020, the we filed a Second Amended Complaint, which the Firestorm Principals answered together with counterclaims on February 28, 2020.  Thereafter, on March 30, 2020, we moved to dismiss certain counterclaims against certain executives named as counterclaim-defendants, which resulted in the Firestorm Principals voluntarily dismissing those counterclaims against those parties.  We thereafter filed our response and affirmative defenses to the Counterclaims on April 22, 2020.  On April 27, 2020, the Firestorm Principals filed a Motion for Partial Judgment on the Pleadings, which we have opposed.  We intend to continue vigorously litigating its claims against the Firestorm Principals and believes that the Firestorm Principals’ remaining counterclaims are without merit.

On or about July 3, 2020, the Firestorm Principals filed suit in New York Supreme Court in Sullivan County against one of our directors, alleging breach of fiduciary duty and libel.  We believe that this suit is without merit and intend to vigorously litigate this matter.

Vigilant Solutions, LLC, a subsidiary of Motorola Solutions, Inc., filed a complaint on February 21, 2020 against us and certain of our subsidiaries in the US District Court for the District of Maryland. The complaint alleges that certain of our products violate a patent held by Vigilant. On June 10, 2020, we filed an Answer to the complaint denying the pertinent allegations and asserting substantial defenses to the allegations contained in the complaint, including that the patent underlying the complaint is invalid. Fact discovery will continue until the first quarter of 2021 with expert discovery and dispositive motions in the second quarter of 2021.  The court has not yet set a trial date.

On January 31, 2020, our wholly owned subsidiary, OpenALPR, filed a complaint in the US District Court for the Western District of Pennsylvania against a former customer, Plate Capture Solutions, Inc. (“PCS”) for breach of software license agreements pursuant to which software was licensed to PCS. On June 14, 2020, PCS filed its operative answer to the Complaint.  On June 21, 2020, PCS filed a motion to join us and another entity OpenALPR Technology, Inc. as parties to the litigation and making claims against them for defamation, fraud and intentional interference with existing and future business relationships. On July 13, 2020, OpenALPR filed an opposition to the motion for joinder. The parties are currently awaiting the Court’s decision on joinder. Nevertheless, we believe that we have substantial defenses to the claims and intend to vigorously defend the allegations of those claims.

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

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on March 30, 2020, and in our Quarterly Report on Form 10-Q as filed with the SEC on May 13, 2020, except for the following supplemental risk factor. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K and Form 10-Q, as well as those contained in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

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

We may not qualify for forgiveness of our PPP Loan. We face risks associated with such PPP Loan

As set forth above in Note 7 - Debt - Paycheck Protection Program Loan, on May 26, 2020, the Company entered into a loan agreement with Newtek Small Business Finance, LLC, which provides for a loan in the principal amount of $221,000 (the “Rekor PPP Loan”) pursuant to the Paycheck Protection Program under the CARES Act. The Rekor PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. On June 3, 2020, the Company's wholly owned subsidiary, Rekor Recognition Systems, Inc., entered into a loan agreement with Newtek Small Business Finance, LLC, which provides for a loan in the principal amount of $653,000 (the “Rekor Recognition PPP Loan”) pursuant to the Paycheck Protection Program under the CARES Act. The Rekor Recognition PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The Rekor PPP Loan and the Rekor Recognition PPP Loan (collectively the “Loans”) may be prepaid at any time prior to maturity with no prepayment penalties. The Loans contain events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the Loan Notes may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company intends to use the entire Loans amount for qualifying expenses and to apply for forgiveness of the Loans in accordance with the terms of the CARES Act.

Notwithstanding that, the Company may not qualify for forgiveness of the Loans in whole or part and may be required to repay such Loans in full. With respect to any portion of the Loans that are not forgiven, the Loans will be subject to customary provisions for Loans of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the PPP Notes and cross-defaults on any other loan with the PPP Lender or other creditors. In the event the Loans are not forgiven, the debt service payments on such Loans may negatively affect our ability to grow our operations, service other debt and/or pay our expenses as they come due. Furthermore, any default under the Loans may require us to pay a significant amount of our available cash and/or cash flow to service such debt, which could have a material adverse effect on our operations. Any failure of the Loans to be forgiven pursuant to their terms, and/or our requirement to repay the Loans in whole or part, could cause the value our common stock to decline in value. Separately, we face risks associated with the fact that the Treasury Department and a House oversight subcommittee has recently requested that certain large public companies return prior PPP Loans which have been obtained by such public companies and Treasury Secretary Steven Mnuchin has warned that public companies receiving loans over $2 million would be audited and could have potential criminal liability if their certifications (required to obtain such loans) were untrue. As a result, we could face penalties in connection with the Loans and/or negative reactions from the public associated with our Loans, either of which could cause the value of our common stock to decline in value.

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

At-the-Market Agreement

Sales of our common stock under the Sales Agreement are to be issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No 333-224423), previously filed with the Securities and Exchange Commission (“SEC”) on April 24, 2018 and declared effective by the SEC on April 30, 2018. For the six months ended June 30, 2020, based on settlement date, we sold 538,967 shares of common stock at a weighted-average selling price of $4.15 per share in accordance with the Sales Agreement. Net cash provided for the six months ended June 30, 2020 from the Sales Agreement was $2,177,000 after paying 3.0% or $67,000 related to cash commissions provided to B. Riley FBR. As of June 30, 2020, $9,482,000 remained available for sale under the Sales Agreement.

Increase in Authorized Shares

On January 28, 2020, the Board of Directors of the Company adopted resolutions of the Board to ratify, approve and recommend stockholder approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation, to increase the authorized number of shares of the Company’s common stock, par value $0.0001 per share, from 30,000,000 to 100,000,000 (“the Amendment”). On February 21, 2020, the Company received approval of the Amendment by written consent in lieu of a meeting from the holders of a majority of issued and outstanding shares of the Company’s common stock. On March 18, 2020, the amendment became effective upon filing the Certificate of Amendment with the Secretary of State of Delaware.

Note Exchange Agreement

  In an agreement reached on June 30, 2020, the 2019 Lenders of the 2019 Promissory Notes agreed to a redemption of approximately 77% of the remaining principal balance of the 2019 Promissory Notes as of June 30, 2020. Per the Exchange Agreement, $17,398,000, was redeemed in exchange for 4,349,497 shares of the Company’s common stock, at a rate of $4 per share (the “Note Exchange”).  Of the amount redeemed for common stock, $14,833,000 was related to the existing principal balance, $784,000 was related to the portion of the exit fee associated with the notes subject to conversion, $279,000 was related to the PIK interest associated to the notes subject to conversion, and $1,502,000 was associated with the premium for redemption of the 2019 Promissory Notes prior to the maturity date. The premium for redemption was not included in the balance of the 2019 Promissory Notes as of June 30, 2020.

On July 15, 2020, the Company completed the Note Exchange by issuing its common stock to the 2019 Lenders in connection with the Note Exchange Transaction in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

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

Rekor Systems, Inc.
/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	Chief Executive Officer, Director (Principal Executive Officer and Authorized Signatory)
Date:	August 3, 2020

/s/ Eyal Hen
Name:	Eyal Hen
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	August 3, 2020