Form 10-Q
period 2020-09-30
Rekor Systems, Inc.
filed 2020-11-09
CIK 1697851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 9, 2020, the Registrant had 32,974,257 shares of common stock, $0.0001 par value per share outstanding.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties, including particularly statements regarding our future results of operations and financial position, business strategy, prospective products and services, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products and services. These statements involve uncertainties, such as known and unknown risks, and are dependent on other important factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance or achievements we express or imply. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2019 entitled “Risk Factors” and elsewhere in this Quarterly Report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestiture, merger, acquisition, or other business combination that had not been completed as of the date of this filing.  Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. We undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

Table of Content
REKOR SYSTEMS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED September 30, 2020

PART I     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

REKOR SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$24,154	$1,075
Restricted cash and cash equivalents	573	461
Accounts receivable, net	966	776
Inventory	591	302
Note receivable, current portion	255	-
Other current assets, net	361	175
Current assets of discontinued operations	3	7,441
Total current assets	26,903	10,230
Long-term Assets
Property and equipment, net	554	442
Right-of-use lease assets, net	276	283
Goodwill	6,336	6,336
Intangible assets, net	7,429	8,244
Investments in unconsolidated companies	75	-
Note receivable, long-term	1,445	-
Long-term assets of discontinued operations	-	3,457
Total long-term assets	16,115	18,762
Total assets	$43,018	$28,992
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$3,834	$3,678
Loan payable, current portion	370	-
Lease liability, short-term	232	148
Contract liabilities	1,234	749
Current liabilities of discontinued operations	114	5,757
Total current liabilities	5,784	10,332
Long-term Liabilities
Notes payable, long-term	976	20,409
Loan payable, long-term	504	-
Lease liability, long-term	60	161
Contract liabilities, long-term	936	775
Other long-term liabilities	10	10
Long term liabilities of discontinued operations	14	536
Total long-term liabilities	2,500	21,891
Total liabilities	8,284	32,223
Series A Cumulative Convertible Redeemable Preferred stock, $0.0001 par value, 505,000 shares authorized and 502,327 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	6,442	5,804
Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock, $0.0001 par value, 100,000,000 and 30,000,000 shares authorized, 32,911,854 and 21,595,653 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	3	2
Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of September 30, 2020 and December 31, 2019, respectively	-	-
Series B Cumulative Convertible Preferred stock, $0.0001 par value, 240,861 shares authorized, issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	-	-
Additional paid-in capital	68,117	19,371
Accumulated deficit	(39,828)	(28,408)
Total stockholders’ equity (deficit)	28,292	(9,035)
Total liabilities and stockholders’ equity (deficit)	$43,018	$28,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
Revenue	$2,126	$1,536	$6,399	$3,962
Cost of revenue	984	390	2,753	1,152
Gross profit	1,142	1,146	3,646	2,810

Operating expenses:
General and administrative expenses	3,168	2,600	8,896	6,259
Selling and marketing expenses	560	587	1,356	1,081
Research and development expenses	781	450	2,143	757
Operating expenses	4,509	3,637	12,395	8,097

Loss from operations	(3,367)	(2,491)	(8,749)	(5,287)
Other income (expense):
Loss on extinguishment of debt	(3,081)	-	(3,281)	(1,113)
Interest expense	(218)	(1,182)	(2,468)	(2,724)
Other income	6	157	27	123
Gain on sale of business	-	-	3,631	-
Total other expense	(3,293)	(1,025)	(2,091)	(3,714)
Loss before income taxes	(6,660)	(3,516)	(10,840)	(9,001)
Income tax provision	(7)	(12)	(20)	(35)
Net loss from continuing operations	$(6,667)	$(3,528)	$(10,860)	$(9,036)
Net loss from discontinued operations	(2)	(100)	(215)	(2,392)
Net loss	$(6,669)	$(3,628)	$(11,075)	$(11,428)
Loss per common share from continuing operations - basic and diluted	(0.26)	(0.19)	(0.52)	(0.51)
Loss per common share discontinued operations - basic and diluted	-	(0.01)	(0.01)	(0.12)
Loss per common share - basic and diluted	$(0.26)	$(0.20)	$(0.53)	$(0.63)

Weighted average shares outstanding
Basic and diluted	26,907,069	19,878,518	22,781,807	19,592,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands, except share amounts)
(Unaudited)

	Shares of Common Stock	Common Stock	Shares of Series B Preferred Stock	Series B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of June 30, 2020	22,942,546	$2	240,861	$-	$22,180	$(33,044)	$(10,862)
Stock-based compensation	-	-	-	-	202	-	202
Issuance of common stock pursuant to Exchange Agreement	4,349,497	-	-	-	17,325	-	17,325
Exercise of cashless warrants in exchange for common stock	171,522	-	-	-	-	-	-
Exercise of warrants in exchange for common stock	625,000	-	-	-	463	-	463
Issuance of common stock pursuant to at the market offering, net	4,677,595	1	-	-	27,752	-	27,753
Exercise of warrants related to series A preferred stock	16,214	-	-	-	17	-	17
Issuance upon exercise of stock options	129,480	-	-	-	398	-	398
Preferred stock dividends	-	-	-	-	-	(115)	(115)
Accretion of Series A preferred stock	-	-	-	-	(220)	-	(220)
Net loss	-	-	-	-	-	(6,669)	(6,669)
Balance as of September 30, 2020	32,911,854	$3	240,861	$-	$68,117	$(39,828)	$28,292

Balance as of June 30, 2019	19,382,185	$2	240,861	$-	$16,496	$(20,094)	$(3,596)
Stock-based compensation	-	-	-	-	76	-	76
Exercise of cashless warrants in exchange for common stock	813,975	-	-	-	-	-	-
Exercise of warrants in exchange for common stock	103,125	-	-	-	103	-	103
Issuance of common stock pursuant to at the market offering, net	103,566	-	-	-	38	-	38
Exercise of warrants related to series A preferred stock	3,638	-	-	-	4	-	4
Preferred stock dividends	-	-	-	-	-	(114)	(114)
Accretion of Series A preferred stock	-	-	-	-	(191)	-	(191)
Net loss	-	-	-	-	-	(3,628)	(3,628)
Balance as of September 30, 2019	20,406,489	$2	240,861	$-	$16,526	$(23,836)	$(7,308)

Balance as of December 31, 2019	21,595,653	$2	240,861	$-	$19,371	$(28,408)	$(9,035)
Stock-based compensation	-	-	-	-	539	-	539
Issuance of common stock pursuant to Exchange Agreement	4,349,497	-	-	-	17,325	-	17,325
Exercise of cashless warrants in exchange for common stock	214,740	-	-	-	-	-	-
Exercise of warrants in exchange for common stock	1,180,000	-	-	-	874	-	874
Issuance of common stock pursuant to at the market offering, net	5,216,562	1	-	-	29,929	-	29,930
Exercise of warrants related to series A preferred stock	74,177	-	-	-	77	-	77
Issuance upon exercise of stock options	281,225	-	-	-	640	-	640
Preferred stock dividends	-	-	-	-	-	(345)	(345)
Accretion of Series A preferred stock	-	-	-	-	(638)	-	(638)
Net loss	-	-	-	-	-	(11,075)	(11,075)
Balance as of September 30, 2020	32,911,854	$3	240,861	$-	$68,117	$(39,828)	$28,292

Balance as of December 31, 2018	18,767,619	$2	240,861	$-	$15,518	$(12,064)	$3,456
Stock-based compensation	-	-	-	-	314	-	314
Issuance of warrants in conjunction with notes payable	-	-	-	-	706	-	706
Exercise of cashless warrants in exchange for common stock	828,541	-	-	-	-	-	-
Exercise of warrants in exchange for common stock	103,125	-	-	-	103	-	103
Common stock issued in OpenALPR acquisition	600,000	-	-	-	397	-	397
Issuance of common stock pursuant to at the market offering, net	103,566	-	-	-	38	-	38
Exercise of warrants related to series A preferred stock	3,638	-	-	-	4	-	4
Preferred stock dividends	-	-	-	-	-	(344)	(344)
Accretion of Series A preferred stock	-	-	-	-	(554)	-	(554)
Net loss	-	-	-	-	-	(11,428)	(11,428)
Balance as of September 30, 2019	20,406,489	$2	240,861	$-	$16,526	$(23,836)	$(7,308)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net loss from continuing operations	$ (10,860)	$ (9,036)
Net loss from discontinued operations	(215)	(2,392)
Net loss	(11,075)	(11,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	36	-
Depreciation	270	243
Amortization of right-of-use lease asset	139	51
Share-based compensation	539	314
Amortization of financing costs	653	768
Amortization of intangible assets	977	663
Loss on extinguishment of debt	3,281	1,113
Gain on sale of AOC Key Solutions	(2,619)	-
Gain on sale of TeamGlobal	(1,012)	-
Loss on sale of Secure Education	-	3
Changes in operating assets and liabilities:
Accounts receivable	(226)	(910)
Inventory	(289)	(312)
Other current assets	(186)	57
Accounts payable and accrued expenses	940	1,676
Contract liabilities	646	982
Lease liability	(149)	(6)
Net cash used in operating activities - continuing operations	(7,860)	(4,394)
Net cash used in operating activities - discontinued operations	(3,884)	(4,861)
Net cash used in operating activities	(11,744)	(9,255)
Cash Flows from Investing Activities
Capital expenditures	(544)	(656)
Proceeds from sale of Secure Education	-	250
Proceeds from sale of AOC Key Solutions	3,400	-
Proceeds from sale of TeamGlobal	2,300	-
Investment in equity investment	(75)	-
Proceeds from AOC Key Solutions notes receivable	600	-
Net cash provided by (used in) by investing activities - continuing operations	5,681	(406)
Net cash used in investing activities - discontinued operations	-	-
Net cash provided by (used in) investing activities	5,681	(406)
Cash Flows from Financing Activities
Proceeds from PPP loan	874	-
Payment of stock issuance costs associated with Note Exchange transaction	(73)	-
Repayments of notes payable	(7,266)	-
Net proceeds from notes payable	-	3,839
Net proceeds from exercise of options	640	-
Net proceeds from exercise of warrants	874	103
Net proceeds from exercise of warrants associated to series A preferred stock	77	4
Net proceeds from at-the-market agreement	29,930	38
Payment of preferred dividends	-	(108)
Payment of debt modification costs	(300)	-
Net cash provided by financing activities - continuing operations	24,756	3,876
Net cash provided by financing activities - discontinued operations	4,171	5,224
Net cash provided by financing activities	28,927	9,100
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	22,577	(924)
Net increase in cash, cash equivalents and restricted cash and cash equivalents - discontinued operations	287	363
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	22,864	(561)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	1,866	2,768
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$ 24,730	$ 2,207

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of period - continuing operations	$ 24,154	$ 885
Restricted cash and cash equivalents at end of period - continuing operations	573	708
Cash and cash equivalents at end of period - discontinued operations	3	614
Cash, cash equivalents and restricted cash at end of period	$ 24,730	$ 2,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

  REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – GENERAL, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed consolidated interim financial statements of Rekor Systems, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial position as of September 30, 2020, the unaudited condensed consolidated results of operations, unaudited condensed consolidated statements of shareholders’ equity (deficit) and unaudited condensed consolidated statements of cash flows for the three and nine month periods ended September 30, 2020 and 2019.

The financial data and other information disclosed in these notes are unaudited. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

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

Dollar amounts, except per share data, in the notes to these unaudited condensed consolidated financial statements are rounded to the closest $1,000.

The Company was formed in February 2017 and is currently a leader in the field of artificial intelligence ("AI") enabled vehicle identification and management systems. In development for over six years using machine learning algorithms, the Company’s core software enables the creation of more powerful and capable vehicle recognition systems that can be deployed at a fraction of the cost of traditional legacy systems. The software provides a wider field of view, greater light sensitivity and recognitions at faster speeds with higher accuracy rates. It also includes the ability to identify the color, make and type of a vehicle and its direction of travel. These capabilities are particularly useful to governmental entities and businesses in solving a wide variety of real-world vehicle related operational challenges. In addition, the reduction in cost, increased number and improved performance of internet protocol connected cameras has presented significant new uses for vehicle recognition technology that were not previously available or cost effective.

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

During the first quarter of 2020, the Board of Directors of the Company approved a strategic shift by the Company to focus on its technology services and products. In addition to the contemplated sale of AOC Key Solutions and TeamGlobal, the Company determined to present the operations of Firestorm Solutions, LLC (“Firestorm Solutions”) and Firestorm Franchising, LLC (“Firestorm Franchising” and together with Firestorm Solutions, “Firestorm”) as discontinued operations. Prior to the Company’s decision to sell TeamGlobal and AOC Key Solutions, and discontinue the operations of Firestorm, the assets, liabilities and operating results for these subsidiaries were presented in the Professional Services segment. As a result of the decision, the Company determined that all of the Professionals Services segment should be classified as discontinued operations.

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

Reclassification

Certain prior year amounts have been reclassified to conform with the current year presentation. Amounts for the three and nine month periods ending September 30, 2019 and the year ending December 31, 2019, have been reclassified to conform to the current year presentation. Due to the sale of TeamGlobal, the sale of AOC Key Solutions, and the discontinuance of all professional services activities, certain amounts have been reclassified in order to conform to the current period presentation.

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

The Company has generated losses since its inception in February 2017 and has relied on cash on hand, external bank lines of credit, the sale of a note, proceeds from the sale of common stock, proceeds from the private sale of the Company’s non-core subsidiaries, proceeds from note receivables, debt financings and a public offering of its common stock to support cashflow from operations. The Company attributes losses to public company corporate overhead and non-capital expenditures related to the scaling and development of new products and service offerings in connection with the focus on the technology of the Company. As of and for the nine months ended September 30, 2020, the Company had a net loss from continuing operations of $10,860,000 and working capital of $21,230,000.

The Company's net cash position was increased by $22,577,000 for the nine months September 30, 2020 due primarily to the net proceeds of $29,930,000 from the At Market Issuance Sales Agreement (the "Sales Agreement") and the net cash proceeds of $6,300,000 from the sale of AOC Key Solutions and TeamGlobal, which includes the repayment of the $600,000 AOC Key Solutions Subordinate Note, offset by the net loss from operations in the period. As of September 21, 2020, the Company voluntarily terminated the Sales Agreement (see Note 10).

Management believes that based on relevant conditions and events that are known and reasonably knowable, its current forecasts and projections, for one year from the date of the filing of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, indicate the Company’s ability to continue operations as a going concern for that one-year period. The Company is actively monitoring its operations, the cash on hand and working capital. Should access to funds be unavailable, the Company will need to seek out additional sources of funding. Furthermore, the Company has contingency plans to reduce or defer expenses and cash outlays should operations weaken in the look-forward period or additional financing, if needed, is not available.

The Company's ability to generate positive operating results and complete the execution of its business strategy will depend on (i) its ability to continue the growth of its technology business, (ii) the continued performance of its contractors, subcontractors and vendors, (iii) its ability to maintain and build good relationships with its lenders and financial intermediaries, (iv) its ability to maintain timely collections from existing customers, and (v) the stabilization of the world economy and global financial markets. To the extent that events outside of the Company's control have a significant negative impact on economic and/or market conditions, they could affect payments from customers, services and supplies from vendors, its ability to continue to secure and implement new business, raise capital, and otherwise, depending on the severity of such impact, materially adversely affect its operating results.

The Company’s operations have been affected by the recent and ongoing outbreak of the coronavirus disease (“COVID-19”) which was declared a pandemic by the World Health Organization in March 2020. The impact has resulted in a slowdown in the Company’s rate of growth and includes disruptions in the delivery and installation of equipment, slower than expected contract approvals and implementation of projects by its customers, the need for employees to work remotely, restrictions on travel affecting the Company’s ability to attend meetings, conferences, consultations and installations and otherwise provide and market its products and services, and disruptions to its customers' operations which may affect its revenues. The Company benefited from the financing under the CARES Act. The Company continues to evaluate the potential impact of the pandemic and the ultimate disruption that may be caused by the outbreak is uncertain. Possible additional effects may include, but are not limited to, continuing disruption to the Company’s customers and revenue, absenteeism in the Company’s labor workforce, unavailability of products and supplies used in operations, and a decline in value of assets held by the Company. As a result, the pandemic may result in a material adverse impact on the Company’s financial position, operations and cash flow.

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

Equity Method Investments

Investments in common stock of entities other than the Company’s consolidated subsidiaries are accounted for under the equity method in accordance with FASB ASC 323, Investments – Equity Method and Joint Ventures. Under the equity method, the initial investment is recorded at cost and the investment is subsequently adjusted for its proportionate share of earnings or losses, including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets. The difference between the carrying amount of the investment and the underlying equity in net assets is primarily attributable to goodwill and other intangible assets. When the fair value or income information is not readily determinable the Company has elected to apply the measurement alternative, and report the investment at cost, less impairment.

In June of 2020, the Company announced a joint venture in which the Company would have a 50 percent equity interest in Roker Inc. In the third quarter of 2020, the Company contributed $75,000 for its 50 percent equity interest. This investment is accounted for under the equity method.

In February 2017, the Company contributed substantially all of the assets and certain liabilities related to its vehicle services business to Global Public Safety (the “GPS Closing”). After the GPS Closing, the Company continues to own 19.9% of the units of Global Public Safety. This equity investment does not have a readily determinable fair value and the Company has elected to report this investment at cost, less impairment. In 2018, the Company recorded an impairment of $262,000, related to the investment in Global Public Safety, effectively reducing the total investment value to $0.

The carrying amount of the Company’s investments are included as part of investments in unconsolidated companies in the unaudited condensed consolidated balance sheets.

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, restricted cash and cash equivalents, inventory, accounts receivable and accounts payable approximate fair value as of September 30, 2020 and December 31, 2019 because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt and long-term receivables approximates fair value as of September 30, 2020 and December 31, 2019 given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

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

The Company’s goodwill and other intangible assets are measured at fair value at the time of acquisition and analyzed on a recurring and non-recurring basis for impairment, respectively, using Level 3 inputs.

The Company has concluded that its Series A Preferred Stock is a Level 3 financial instrument and that the fair value approximates the carrying value, which includes the accretion of the discounted interest component through September 30, 2020. There were no changes in levels during the nine months ended September 30, 2020.

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

In September 2020, the full principal balance of the $600,000 note associated with the sale of AOC Key Solutions was paid in full.

In connection with the sale of TeamGlobal in June 2020, the Company received a $1,700,000, five and a half year promissory note due December 2025, that carries an interest rate of 4% and is secured by a first priority security interest in the shares of TeamGlobal. Monthly principal payments on the promissory note will begin in 2021. Based on the general market conditions, the security interest held by the Company and the credit quality of the buyer at the time of the sale, the Company determined that the fixed interest rate approximates the current market rates.

Interest income recognized for the three and nine months ended September 30, 2020 was $19,000 and $31,000, respectively, and is included as part of other income on the unaudited condensed consolidated statement of operations. Interest income for the three and nine months ended September 30, 2019 was immaterial.

Revenue Recognition

The Company derives its revenues substantially from license and subscription fees for software and related products and services. A portion of the subscription fees are generated through the Company’s eCommerce website rather than though in-person sales. In addition, the Company derives net revenues in connection with certain citation and collection services in connection with the Company’s automated traffic safety and parking enforcement services.

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

●
Determination of the transaction price

●
Allocation of the transaction price to the performance obligations in the contract

●
Recognition of revenue when, or as, performance obligations are satisfied

The following table presents a summary of revenue (dollars in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
Revenue
Licensing and subscription revenue	$1,341	$575	$4,122	$1,386
Automated traffic safety enforcement	785	961	2,277	2,576
Total revenue	$2,126	$1,536	$6,399	$3,962

Revenues

Licensing and subscription revenue

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

Included in the licensing and subscription revenue is revenue that was recognized through the Company’s eCommerce platform. For the three and nine months ended September 30, 2020, the Company recognized revenues of $235,000 and $621,000, respectively, for products and services that were purchased through the Company’s eCommerce platform. For the three and nine months ended September 30, 2019, the Company recognized revenues of $167,000 and $280,000, respectively, for products and services that were purchased through the Company’s eCommerce platform.

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

  A performance obligation is a promise in a contract with a customer to transfer services that are distinct. The performance obligations that are not yet satisfied or partially satisfied are performance obligations that are expected to be recognized as revenue in the future for a contract with a customer which was executed as of a particular date. On September 30, 2020, the Company had approximately $16,459,000 of remaining performance obligations not yet satisfied or partially satisfied. The Company expects to recognize approximately 27% of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the next two to five years thereafter.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled accounts receivables, and contract liabilities on the unaudited condensed consolidated balance sheets. Billed and unbilled accounts receivable are presented as part of accounts receivable, net, on the unaudited condensed consolidated balance sheets. When billing occurs after services have been provided, such unbilled amounts will generally be billed and collected within 60 to 120 days but typically no longer than over the next twelve months. Unbilled accounts receivables of $488,000 and $440,000 were included in accounts receivable, net, in the unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.

When the Company advance bills clients prior to providing services, generally such amounts will be earned and recognized in revenue within the next six months to five years, depending on the subscription or licensing period. These assets and liabilities are reported on the unaudited condensed consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the nine months ended September 30, 2020 were not materially impacted by any other factors. Contract liabilities as of September 30, 2020 and December 31, 2019 were $2,170,000 and $1,524,000, respectively. All contract liabilities as of September 30, 2020 and December 31, 2019 were attributable to continuing operations. During the nine months ended September 30, 2020 $622,000 of the contract liabilities balance as of December 31, 2019 were recognized as revenue.

The services due for contract liabilities described above are shown below as of September 30, 2020 (dollars in thousands):

2020	$607
2021	750
2022	368
2023	275
2024	160
Thereafter	10
Total	$2,170

Practical Expedients Election ‒ Costs to Obtain and Fulfill a Contract ‒ The Company’s incremental costs to obtain a contract consist of sales commissions. The Company elected to use the practical expedient to expense costs to obtain a contract as incurred when the amortization period would have been one year or less. As of September 30, 2020, and December 31, 2019, costs incurred to obtain contracts in excess of one year have been immaterial to date.

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

As part of a strategic shift by the Company, all operations related to the Professional Services segment have been classified as discontinued operations. As of January 1, 2020, the Company had one reportable segment. Continuing operations are all operations that previously were reported as part of the Technology Segment.

Cash, Cash Equivalents and Restricted Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with the maturity of three months or less to be cash equivalents.

Cash subject to contractual restrictions and not readily available for use is classified as restricted cash and cash equivalents. The Company’s restricted cash balances are primarily made up of cash collected on behalf of certain client jurisdictions. Restricted cash and cash equivalents for these client jurisdictions as of September 30, 2020 and December 31, 2019 were $573,000 and $461,000, respectively, and correspond to equal amounts of related accounts payable and are presented as part of accounts payable and accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

Concentrations of Credit Risk

The Company places its temporary cash investments with higher rated quality financial institutions located in the United States (“U.S.”). As of September 30, 2020 and December 31, 2019, the Company had deposits from continuing operations totaling $24,727,000 and $1,536,000, respectively, in one U.S. financial institution that was federally insured up to $250,000 per account.

The Company has a market concentration of revenue and accounts receivable from continuing operations related to its customer base.

Customer A accounted for 17% and less than 10% of the Company’s total revenues for the three months ended September 30, 2020 and 2019, respectively. Customer A accounted for 20% and less than 10% of the Company’s total revenues for the nine months ended September 30, 2020 and 2019, respectively.

Customer B accounted for less than 10% and 14% of the Company’s total revenues for the three months ended September 30, 2020 and 2019, respectively. Customer B accounted for less than 10% and 18% of the Company’s total revenues for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, accounts receivable from Customer C and Customer D totaled 19% and 16% of the unaudited condensed consolidated accounts receivable balance. As of December 31, 2019, Customer C accounted for 26% of the unaudited condensed consolidated accounts receivable balance.

No other single customer accounted for more than 10% of the Company’s unaudited condensed consolidated revenue for the three and nine month period ended September 30, 2020 and 2019 or unaudited condensed consolidated accounts receivable balance as of September 30, 2020 and December 31, 2019.

Significant Accounting Policies

Additional significant accounting policies of the Company are also described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

New Accounting Pronouncements Effective in the Nine Months ended September 30, 2020

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

New Accounting Pronouncements Effective in Future Periods

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The new standard clarifies the interaction of accounting for the transition into and out of the equity method. The new standard also clarifies the accounting for measuring certain purchased options and forward contracts to acquire investments. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company will adopt this guidance in the first quarter of 2021 and does not expect it to have a material impact on its consolidated financial statements.

The Company does not believe that any recently issued, but not yet effective, accounting standards, other than the standard discussed above, could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

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

The purchase price allocation to the assets acquired and liabilities assumed are based on fair values as of the acquisition date. Since the OpenALPR Technology Acquisition occurred on March 12, 2019, the results of operations including OpenALPR Technology Acquisition from the date of acquisition have been included in the Company’s unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2020.

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

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
Total revenue from continuing operations	$2,126	$1,536	$6,399	$4,931
Net loss from continuing operations	(6,667)	(3,528)	(10,860)	(8,228)
Basic and diluted loss per share from continuing operations	$(0.26)	$(0.19)	$(0.52)	$(0.46)
Basic and diluted number of shares	26,907,069	19,878,518	22,781,807	19,761,363

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

AOC Key Solutions Sale

On April 2, 2020, the Company entered into a Stock Purchase Agreement (the “AOC Key Solutions Purchase Agreement”) by and among the Company, AOC Key Solutions, and PurpleReign, LLC, a Virginia limited liability company owned by the members of AOC Key Solutions management (the “AOC Key Solutions Buyer”), by which the Company agreed to sell AOC Key Solutions, to the AOC Key Solutions Buyer.

The AOC Key Solutions Buyer agreed to purchase all of the outstanding equity interests of AOC Key Solutions for a purchase price of $4,000,000, comprising (i) $3,400,000 in cash, and (ii) a subordinated promissory note (the “Subordinated Note”) in the initial principal amount of $600,000.

As of September 30, 2020, the AOC Key Solutions Subordinated Note had been paid in full by the AOC Key Solutions Buyer.

The table below shows the breakdown related to the AOC Key Solutions Purchase Agreement (dollars in thousands):

Total assets sold	$4,549
Total liabilities assumed	3,514
Net assets sold	1,035
Closing cost	346
Consideration received (see below)	4,000
Gain on sale of AOC Key Solutions	$2,619

Cash consideration	$3,400
Note receivable	600
Total AOC Key Solution Purchase Agreement consideration	$4,000

TeamGlobal Sale

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

The table below shows the breakdown related to the TeamGlobal Purchase Agreement (dollars in thousands):

Total assets sold	$9,996
Total liabilities assumed	7,130
Net assets sold	2,866
Closing cost	122
Consideration received (see below)	4,000
Gain on sale of TeamGlobal	$1,012

Cash consideration	$2,300
Note receivable	1,700
Total TeamGlobal Purchase Agreement consideration	$4,000

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

Pursuant to ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations from TeamGlobal, AOC Key Solutions and Firestorm for the three and nine months ended September 30, 2020 and 2019 have been classified as discontinued operations and presented as part of loss from discontinued operations in the accompanying unaudited condensed consolidated statements of operations presented herein. The assets and liabilities also have been classified as discontinued operations under the line captions of current and long term assets discontinued operations and current and long term liabilities discontinued operations in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.

The assets and liabilities classified as discontinued operations in the Company's unaudited condensed consolidated financial statements as of September 30, 2020 and December 31, 2019 are shown below (dollars in thousands):

	September 30. 2020				December 31, 2020
	Global	AOC Key Solutions	Firestorm	Total	Global	AOC Key Solutions	Firestorm	Total
ASSETS
Cash and cash equivalents	$-	$-	$3	$3	$225	$93	$12	$330
Accounts receivable, net	-	-	-	-	2,763	4,055	-	6,818
Other current assets, net	-	-	-	-	238	52	3	293
Current assets of discontinued operations	-	-	3	3	3,226	4,200	15	7,441
Property and equipment, net	-	-	-	-	113	41	-	154
Right-of-use lease assets, net	-	-	-	-	130	499	-	629
Goodwill	-	-	-	-	669	-	-	669
Intangible assets, net	-	-	-	-	1,994	-	-	1,994
Deposits and other long-term assets	-	-	-	-	-	11	-	11
Long-term assets of discontinued operations	-	-	-	-	2,906	551	-	3,457
Total assets of discontinued operations	$-	$-	$3	$3	$6,132	$4,751	$15	$10,898
LIABILITIES
Accounts payable and accrued expenses	$-	$-	$31	$31	$461	$1,260	$33	$1,754
Lines of credit	-	-	-	-	1,842	1,894	-	3,736
Lease liability, short term	-	-	83	83	113	100	54	267
Current liabilities of discontinued operations	-	-	114	114	2,416	3,254	87	5,757
Lease liability, long term	-	-	14	14	30	467	39	536
Long-term liabilities of discontinued operations	-	-	14	14	30	467	39	536
Total liabilities of discontinued operations	$-	$-	$128	$128	$2,446	$3,721	$126	$6,293

The major components of the discontinued operations, net of tax, are presented in the unaudited condensed consolidated statements of operations below (dollars in thousands):

	Three Months ended September 30,
	2020				2019
	Global	AOC Key Solutions	Firestorm	Total	Global	AOC Key Solutions	Firestorm	Total
Revenue	$-	$-	$-	$-	$6,205	$3,397	$50	$9,652
Cost of revenue	-	-	-	-	5,378	1,836	6	7,220
Gross profit	-	-	-	-	827	1,561	44	2,432
Operating expenses:
General and administrative expenses	-	-	2	2	850	1,073	25	1,948
Selling and marketing expenses	-	-	-	-	(1)	138	-	137
Operating expenses	-	-	2	2	849	1,211	25	2,085
Income loss income from operations	-	-	(2)	(2)	(22)	350	19	347
Other expense:
Loss on extinguishment of debt	-	-	-	-	(31)	(46)	-	(77)
Interest expense	-	-	-	-	(107)	(47)	-	(154)
Other expense	-	-	-	-	-	(154)	(62)	(216)
Total other expense	-	-	-	-	(138)	(247)	(62)	(447)
Income (loss) from discontinued operations	-	-	(2)	(2)	(160)	103	(43)	(100)
Income tax provision from discontinued operations	-	-	-	-	-	-	-	-
Net income (loss) from discontinued operations	$-	$-	$(2)	$(2)	$(160)	$103	$(43)	$(100)

	Nine Months ended September 30,
	2020				2019
	Global	AOC Key Solutions	Firestorm	Total	Global	AOC Key Solutions	Firestorm	Total
Revenue	$10,510	$3,392	$5	$13,907	$20,260	$9,916	$1,005	$31,181
Cost of revenue	9,190	1,866	-	11,056	17,551	5,367	501	23,419
Gross profit	1,320	1,526	5	2,851	2,709	4,549	504	7,762
Operating expenses:
General and administrative expenses	1,341	1,284	(2)	2,623	2,745	3,634	1,017	7,396
Selling and marketing expenses	79	131	-	210	142	412	48	602
Impairment of intangibles	-	-	-	-	-	-	1,549	1,549
Operating expenses	1,420	1,415	(2)	2,833	2,887	4,046	2,614	9,547
Income loss income from operations	(100)	111	7	18	(178)	503	(2,110)	(1,785)
Other income (expense):
Loss on extinguishment of debt	-	-	-	-	(31)	(46)	-	(77)
Interest expense	(166)	(74)	-	(240)	(208)	(108)	-	(316)
Other income (expense)	5	2	-	7	2	(151)	(65)	(214)
Total other expense	(161)	(72)	-	(233)	(237)	(305)	(65)	(607)
Income (loss) from discontinued operations	(261)	39	7	(215)	(415)	198	(2,175)	(2,392)
Income tax provision from discontinued operations	-	-	-	-	-	-	-	-
Net income (loss) from discontinued operations	$(261)	$39	$7	$(215)	$(415)	$198	$(2,175)	$(2,392)

NOTE 4 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Supplemental disclosures of cash flow information for the nine months ended September 30, 2020 and 2019 were as follows (dollars in thousands):

	Nine Months ended September 30,
	2020	2019
Cash paid for interest - continuing operations	$1,211	$839
Cash paid for interest - discontinued operations	241	184
Cash paid for taxes - continuing operations	-	-
Cash paid for taxes - discontinued operations	-	11
Non-cash financing - Paid-in-kind interest transferred to the principal balance of the 2019 Promissory Notes	(1,283)	-
Non-cash operating - Paid-in-kind interest transferred to the principal balance of the 2019 Promissory Notes	1,283	-
Note received as part of TeamGlobal Sale	1,700	-
Financing:
Notes payable - continuing operations	-	21,000
Debt discount financing costs	-	(2,599)
Extinguishment of debt	-	(1,113)
Repayment of notes payable and interest expense, net of debt discount	-	(2,515)
Investment in OpenALPR Technology	-	(12,000)
Issuance of warrants in conjunction with notes payable	-	706
Accounts Payable	-	360
Proceeds from notes payable	-	3,839
Note Exchange transaction (1)
Exchange of accrued interest	(226)	-
Debt extinguishment costs	(2,484)	-
Exchange of the net principal balance of the 2019 Promissory Notes	(14,688)	-
Issuance of common stock	17,325	-
Payment of stock issuance costs associated with Note Exchange transaction	(73)	-
Adoption of ASC-842 Lease Accounting:
Right-of-use lease asset	132	291
Lease liability	$(132)	$(291)

(1) See Note 7 for additional information related to the Note Exchange transaction.

NOTE 5 – OPERATING LEASES

The Company has operating leases for office facilities in various locations throughout the United States. The Company’s leases have remaining terms of one to four years. Certain of the Company’s leases include options to extend the term of the lease or to terminate the lease prior to the end of the initial term. When it is reasonably certain that the Company will exercise the option, the Company will include the impact of the option in the lease term for purposes of determining total future lease payments.

Operating lease expense from continuing operations for the three months ended September 30, 2020 and 2019 was $72,000 and $57,000, and for the nine months ended September 30, 2020 and 2019 was $175,000 and $131,000, respectively, and is part of general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations.

Cash paid for amounts included in the measurement of operating lease liabilities from continuing operations was $64,000 and $168,000 for the three and nine months ended September 30, 2020.

Supplemental balance sheet information related to leases as of September 30, 2020 was as follows (dollars in thousands):

Operating lease right-of-use lease assets from continuing operations	$276

Current portion of lease liability	$232
Long-term portion of lease liability	60
Total lease liability from continuing operations	$292

Weighted average remaining lease term - operating leases from continuing operations	1.78

Weighted average discount rate - operating leases	9%

2020	$63
2021	195
2022	19
2023	19
2024	18
Total lease payments	314
Less imputed interest	22
Maturities of lease liabilities	$292

NOTE 6 – INTANGIBLE ASSETS

Goodwill

There have been no changes from December 31, 2019 in the carrying amount of goodwill of continuing operations for the nine months ended September 30, 2020.

Intangible Assets Subject to Amortization

The following summarizes the change in intangible assets from December 31, 2019 to September 30, 2020 (dollars in thousands):

	Customer Relationships	Marketing Related	Technology Based	Internally Capitalized Software	Total
Identifiable intangible assets	$461	$327	$7,206	$1,452	$9,446
Accumulated amortization	(90)	(150)	(1,583)	(194)	(2,017)
Identifiable intangible assets from continuing operations, net	$371	$177	$5,623	$1,258	$7,429

The following provides a breakdown of identifiable intangible assets as of September 30, 2020 (dollars in thousands):

	December 31, 2019	Additions	Amortization	September 30, 2020
Intangible assets subject to amortization from continuing operations
Customer relationships	$396	$-	$(25)	$371
Marketing related	230	-	(53)	177
Technology based	6,395	-	(772)	5,623
Internally capitalized software	1,223	162	(127)	1,258
Intangible assets subject to amortization from continuing operations	$8,244	$162	$(977)	$7,429

These intangible assets are being amortized on a straight-line basis over their weighted average estimated useful life of 5.5 years. Amortization expense attributable to continuing operations for the three months ended September 30, 2020 and 2019 was $343,000 and $302,000, respectively, and for the nine months ended September 30, 2020 and 2019 was $977,000 and $663,000, respectively and is presented as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

As of September 30, 2020, the estimated annual amortization expense from continuing operations for each of the next five fiscal years and thereafter is as follows (dollars in thousands):

2020	$343
2021	1,362
2022	1,281
2023	1,148
2024	1,060
Thereafter	1,452
Capitalized software not yet placed in service	783
Total	$7,429

NOTE 7 – DEBT

Long-Term Debt

On January 25, 2017, pursuant to the terms of its acquisition of Firestorm, the Company issued $1,000,000 in the aggregate form of four unsecured, subordinated promissory notes with interest payable over five years. The principal amount of one of the notes payable is $500,000 payable at an interest rate of 2% and the remaining three notes are evenly divided over the remaining $500,000 and payable at an interest rate of 7%. The notes mature on January 25, 2022. The aggregate balance of these notes payable was $976,000 and $961,000, net of unamortized interest, as of September 30, 2020 and December 31, 2019, respectively, to reflect the amortized fair value of the notes issued due to the difference in interest rates of $24,000 and $39,000, respectively.

On April 3, 2018, the Company entered into a transaction pursuant to which an institutional investor (the “2018 Lender”) loaned $2,000,000 to the Company (the “2018 Promissory Note”). On March 12, 2019, the $2,000,000 balance due on the 2018 Promissory Note was retired in its entirety in exchange for an equivalent principal amount of the 2019 Promissory Notes (see below). In addition, Rekor paid to the 2018 Lender $1,050,000 of consideration for the re-acquisition by the Company of the Lender’s participation interest in the Company and $75,000 of interest due through May 1, 2019. All amounts paid were obtained from the proceeds of the 2019 Promissory Notes. The consideration of $1,050,000 for the 2018 Lender’s participation and unamortized financing costs of $63,000 are recorded as costs in connection with the loss on the extinguishment of debt of $1,113,000 for the nine months ended September 30, 2019.

The principal amounts due for long-term notes payable described above are shown below as of September 30, 2020 (dollars in thousands):

2020	$46
2021	442
2022	1,386
2023	-
2024	-
Thereafter	-
Total	1,874

Less unamortized interest	(24)
Total debt	$1,850

Loan payable, current portion	$370
Loan payable, long-term	504
Notes payable, long-term	976
Total debt	$1,850

Amortized financing costs for the three months ended September 30, 2020 and 2019 were $43,000 and $328,000, respectively, and for the nine months ended September 30, 2020 and 2019 were $653,000 and $768,000, respectively, and are included in interest expense on the unaudited condensed consolidated statement of operations.

Paycheck Protection Program Loan

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

The Small Business Administration (“SBA”), in consultation with the Department of Treasury, issued new guidance that creates uncertainty regarding the qualification requirements for a PPP loan for public companies. The Company will apply for forgiveness once Newtek Small Business Finance, LLC begins to accept applications.

2019 Promissory Notes

On March 12, 2019, the Company entered into a note purchase agreement pursuant to which investors, including OpenALPR Technology, Inc. (the “2019 Lenders”) loaned $20,000,000 to the Company (the “2019 Promissory Notes”) and the Company issued to the 2019 Lenders warrants to purchase 2,500,000 shares of Rekor common stock (the “March 2019 Warrants”). The loan bore interest at 16% per annum, of which at least 10% per annum was required to be paid in cash. Any remaining interest accrued to be paid at maturity or earlier redemption. The notes also required a $1,000,000 exit fee due at maturity, or a premium if paid before the maturity date, and compliance with affirmative, negative and financial covenants, including a fixed charge coverage ratio, minimum liquidity and maximum capital expenditures. As of September 30, 2020, the Company had settled the full amount of the 2019 Promissory Notes. Transaction costs included $403,000 for a work fee payable over 10 months, $290,000 in legal fees and a $200,000 closing fee. The loan was secured by a security interest in substantially all of the assets of Rekor. The March 2019 Warrants are exercisable over a period of five years, at an exercise price of $0.74 per share, and were valued at $706,000, at the time of issuance. The warrants were exercisable commencing March 12, 2019 and expire on March 12, 2024. The 2019 Promissory Notes had an effective interest rate of 24.87%.

As of the anniversary date of the commencement of the 2019 Promissory Notes $1,283,000 of the paid-in kind interest had not been paid by the Company and per the purchase agreement was added to the principal balance of the 2019 Promissory Notes in March 2020.

2019 Promissory Note Amendments

On March 26, 2020, the Company entered into the First Amendment to Note Purchase Agreement which effectively extended the maturity date of the 2019 Promissory Notes from March 11, 2021 to June 12, 2021. The Company incurred $100,000 in transaction costs related to the First Amendment to the Note Purchase Agreement, these costs were financing costs and deferred over the remaining life of the loan.

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

2019 Promissory Note Retirement

On June 30, 2020, the Company entered into Exchange Agreements with certain 2019 Lenders of the Company’s 2019 Promissory Notes. Subject to the terms and conditions set forth in the Exchange Agreements, approximately $17,398,000, was redeemed in exchange for 4,349,497 shares of the Company’s common stock, at a rate of $4 per share. On July 15, 2020, the Company completed the Note Exchange. At the time of the Exchange Agreement the net amount of long-term debt redeemed for common stock was $14,688,000, this included the existing principal balance subject to conversion, the portion of the exit fee associated with the notes subject to conversion, offset by the portion of unamortized issuance costs associated with the notes subject to conversion. There was also $226,000 related to the PIK interest associated to the notes subject to conversion that was exchanged as part of the Exchange Agreements. The difference between the market value of the shares issued and the net carrying amount of the obligations above, was recorded as part of debt extinguishments costs in the unaudited condensed consolidated statement of operations. Following the Note Exchange, approximately $4,398,000 aggregate principal amount of the 2019 Promissory Notes remained outstanding, plus an additional $216,000 related to the exit fee.

The Company incurred stock issuance costs of approximately $73,000 related to legal, accounting, and other fees in connection with the Exchange Agreements. These costs are presented as a reduction to additional paid-in capital on the unaudited condensed consolidated balance sheets.

On September 16, 2020, the Company issued a cash payment to complete the retirement of the remaining aggregate principal balance of 2019 Notes. As a result of this optional prepayment, the 2019 Promissory Notes have been fully redeemed pursuant to their terms, and as a result the Company has no further obligations under the Note Purchase Agreement, as amended. The warrants previously issued pursuant to the Note Purchase Agreement remain outstanding pursuant to their terms.

For the three and nine months ended September 30, 2020, the Company recognized the following debt extinguishment costs: $200,000 related to an early cash payment in April 2020 related to the 2019 Promissory Notes, $2,484,000 related to the Exchange Agreements completed in July 2020 2019 Promissory Notes and $684,000 related to an early cash payment in September 2020 to retire the remaining balance of the 2019 Promissory Notes, these costs were offset by the forgiveness of loans in the amount of $87,000 in the third quarter of 2020. These costs are presented as part of debt extinguishment costs in the unaudited condensed consolidated statement of operations, for the three and nine months ended September 30, 2020.

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

The Company’s income tax provision for the three and nine months ended September 30, 2020 was $7,000 and $20,000, respectively. The Company’s income tax provision for the three and nine months ended September 30, 2019 was $12,000 and $35,000, respectively. The Company established a valuation allowance against deferred tax assets during 2017 and has continued to maintain a full valuation allowance, outside of the deferred tax liability related to the indefinite lived intangible, through the nine months ended September 30, 2020.

The Company files income tax returns in the United States and in various states. No U.S. Federal, state or foreign income tax audits were in process as of September 30, 2020.

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

For the nine months ended September 30, 2020 the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2016 through 2018 tax years remain subject to examination by the Internal Revenue Service.

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

Following an initial amended complaint, answer and counterclaims, and defendants’ motion for judgment on the pleadings, on January 30, 2020, the Company filed a Second Amended Complaint, which the Firestorm Principals answered together with counterclaims on February 28, 2020.  Thereafter, on March 30, the Company moved to dismiss certain counterclaims against certain executives named as counterclaim-defendants, which resulted in the Firestorm Principals voluntarily dismissing those counterclaims against those parties.  The Company thereafter filed its response and affirmative defenses to the Counterclaims on April 22.  On April 27, the Firestorm Principals filed a Motion for Partial Judgment on the Pleadings, which the Company has opposed.  In addition, on December 9, 2019, the Firestorm Principals filed a motion for an interim award of expenses and attorney’s fees.  That motion was fully briefed as of February 21, 2020.  It remains sub judice, and no argument has been scheduled upon it.

In the year 2020, the Firestorm Principals filed suit in New York Supreme Court in Sullivan County against directors of the Company, alleging breach of fiduciary duty and libel.  The Company believes that this suit is without merit and intend to vigorously litigate this matter.

At this stage of these litigations, the Company is unable to render an opinion regarding the likelihood of a favorable outcome.  The Company intends to continue vigorously litigating its claims against the Firestorm Principals and believes that the Firestorm Principals’ remaining counterclaims and suits against Rekor directors and officers are without merit.

Vigilant Solutions, LLC, a subsidiary of Motorola Solutions, Inc., filed a complaint on February 21, 2020 against the Company and certain of the Company’s subsidiaries in the US District Court for the District of Maryland. The complaint alleged that certain of the Company’s products violated a patent held by Vigilant. On June 10, 2020, the Company filed an Answer to the complaint denying the pertinent allegations and asserting substantial defenses to the allegations contained in the complaint, including that the patent underlying the complaint is invalid. On September 23, 2020, the Company filed a Motion to Stay Pending Inter Partes Review in light of a Petition for Inter Partes Review filed by the Company and certain subsidiaries against Vigilant in the U.S. Patent and Trademark Office (as discussed below). Vigilant opposed the Motion.

On September 8, 2020, the Company and certain of the Company’s subsidiaries that were defendants in the Vigilant Solutions, LLC Litigation discussed above filed a Petition for Inter Partes Review at the U.S. Patent and Trademark Office’s Patent Trial and Appeal Board (“PTAB”) requesting that the PTAB review and find unpatentable certain claims of the patent asserted by Vigilant in the Vigilant Solutions, LLC Litigation. The PTAB was expected to decide whether to institute review in March or April 2021.

In November of 2020, Rekor and Vigilant Solutions, LLC agreed to resolve the district court litigation and intellectual property rights action between the parties pursuant to a confidential settlement agreement. The Company will have no material effect from its obligations under the agreement.

On January 31, 2020, the Company’s wholly owned subsidiary, OpenALPR, filed a complaint in the US District Court for the Western District of Pennsylvania against a former customer, Plate Capture Solutions, Inc. (“PCS”) for breach of software license agreements pursuant to which software was licensed to PCS. On June 14, 2020, PCS filed its operative answer to the Complaint.  On June 21, 2020, PCS filed a motion to join the Company and another entity, OpenALPR Technology, Inc., as parties to the litigation and made claims against them for defamation, fraud and intentional interference with existing and future business relationships. On July 13, 2020, OpenALPR filed an opposition to the motion for joinder. The parties are currently awaiting the Court’s decision on joinder. Nevertheless, the Company believes that it has substantial defenses to the claims and intend to vigorously defend the allegations of those claims.

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

NOTE 10 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company has adopted and approved an amendment to increase the number of authorized shares of common stock from 30,000,000 to 100,000,000, $0.0001 par value, which was effective March 18, 2020. The rights and privileges terms of the additional authorized shares of common stock are identical to those of the currently outstanding shares of common stock. However, because the holders of common stock do not have preemptive rights to purchase or subscribe for any new issuances of common stock, the subsequent potential issuance of additional shares of common stock will reduce the current stockholders’ percentage ownership interest in the total outstanding shares of common stock. The Amendment and the creation of additional shares of authorized common stock will not alter current stockholders’ relative rights and limitations. As of September 30, 2020, and December 31, 2019, the issued and outstanding common shares of Rekor were 32,911,854 and 21,595,653, respectively.

For the three and nine months ended September 30, 2020, the Company issued 129,480 and 281,225 shares of Rekor common stock related to the exercise of common stock options, respectively. For the three and nine months ended September 30, 2019, the Company issued no shares of Rekor common stock related to the exercise of common stock options.

During the third quarter of 2020, the Company issued 4,349,497 shares of Rekor common stock as part of the Exchange Agreements with certain 2019 Lenders of the Company’s 2019 Promissory Notes. The Company incurred stock issuance costs of approximately $73,000 related to legal, accounting, and other fees in connection with the Exchange Agreement. These costs are presented as a reduction to additional paid-in capital on the unaudited condensed consolidated balance sheets.

On March 12, 2019, the Company issued 600,000 shares of Rekor common stock as part of the consideration for the acquisition of the OpenALPR Technology Acquisition.

At-the-Market Offering

On August 14, 2019, the Company entered into the Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) to create an at-the-market equity program under which the Company from time to time offered and sold shares of its common stock, having an aggregate offering price of up to $15,000,000, through or to B. Riley FBR. Subject to the terms and conditions of the Sales Agreement, B. Riley FBR would use its commercially reasonable efforts to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions. B. Riley FBR was entitled to a commission equal to 3.0% of the gross proceeds from each sale. The Company incurred issuance costs of approximately $226,000 related to legal, accounting, and other fees in connection with the Sales Agreement. These costs were charged against the gross proceeds of the Sales Agreement and presented as a reduction to additional paid-in capital on the unaudited condensed consolidated balance sheets.

On August 28, 2020, the Company filed Amendment No. 1 to the Sales Agreement dated August 14, 2019 to increase the size of the market equity program under which the Company from time to time offered and sold shares of its common stock, from an aggregate offering price of up to $15,000,000 to an amended maximum aggregate offering price of up to $40,000,000 through or to B. Riley FBR. The Company incurred issuance costs of approximately $25,000 related to legal fees in connection with the amendment to the Sales Agreement. These costs were charged against the gross proceeds of the Sales Agreement and presented as a reduction to additional paid-in capital on the unaudited condensed consolidated balance sheets.

Sales of the Company’s common stock under the Sales Agreement were issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No 333-224423), previously filed with the Securities and Exchange Commission (“SEC”) on April 24, 2018 and declared effective by the SEC on April 30, 2018. For the nine months ended September 30, 2020, based on settlement date, the Company sold 5,216,562 shares of common stock at a weighted-average selling price of $5.92 per share in accordance with the Sales Agreement. Net cash provided for the nine months ended September 30, 2020 from the Sales Agreement was $29,930,000 after paying 3.0% or $926,000 related to cash commissions provided to B. Riley FBR.

On September 21, 2020, the Company elected to voluntarily terminate its Sales Agreement with B. Riley FBR pursuant to the terms of the Sales Agreement.  As of the termination date, the Company had offered and sold an aggregate of 6,509,202 shares of common stock pursuant to the Sales Agreement, which resulted in aggregate gross proceeds of $34,154,000.

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

Series A Cumulative Convertible Redeemable Preferred Stock

Of the 2,000,000 authorized shares of preferred stock, 505,000 shares are designated as $0.0001 par value Series A Cumulative Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”). The holders of Series A Preferred Stock are entitled to quarterly dividends of 7.0% per annum per share. The holders of Series A Preferred Stock have a right to convert each share into common stock at an initial conversion price and a specified conversion price which increases annually based on the passage of time beginning in November 2019. The holders of Series A Preferred Stock also have a put right after 60 months from the issuance date to redeem any or all of the Series A Preferred Stock at a redemption price of $15.00 per share plus any accrued but unpaid dividends. The Company has a call right after 36 months from the issuance date to redeem all of the Series A Preferred Stock at a redemption price which increases annually based on the passage of time which began in November 2019. The Series A Preferred Stock contains an automatic conversion feature based on a qualified initial public offering in excess of $30,000,000 or a written agreement by at least two-thirds of the holders of Series A Preferred Stock at an initial conversion price and a specified price which increases annually based on the passage of time beginning in November 2016. Based on the terms of the Series A Preferred Stock, the Company concluded that the Series A Preferred Stock should be classified as temporary equity in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.

Rekor adjusts the value of the Series A Preferred Stock to redemption value at the end of each reporting period. The adjustment to the redemption value is recorded through additional paid in capital of $220,000 and $191,000 for the three months ended September 30, 2020 and 2019, respectively, and $638,000 and $554,000 for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, and December 31, 2019, 502,327 shares of Series A Preferred Stock were issued and outstanding.

The holders of Series A Preferred Stock are entitled to quarterly cash dividends of $0.175 (7% per annum) per share. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter. For the three and nine months ended September 30, 2020 and 2019 the Company did not pay cash dividends to shareholders of record of Series A Preferred Stock. Accrued dividends payable to Series A Preferred Stock shareholders were $849,000 and $551,000 as of September 30, 2020 and December 31, 2019, respectively, and are presented as part of the accounts payable and accrued expenses on the accompanying unaudited condensed consolidated.

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

The Series B Preferred Stock is entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter. The Company paid $108,000 in cash dividends to the Series B Preferred shareholders in June 2019, The Company did not pay any cash dividends to the Series B Preferred shareholders for the nine months ended September 30, 2020. Accrued dividends payable to Series B Preferred Stock shareholders were $138,000 and $54,000 as of September 30, 2020 and December 31, 2019, respectively, and are presented as part of the accounts payable and accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

Warrants

The Company had warrants outstanding that are exercisable into a total of 1,004,155 and 2,251,232 shares of Rekor common stock as of September 30, 2020 and December 31, 2019, respectively.

As part of a Regulation A Offering in fiscal year 2016 and 2017, the Company issued warrants to the holders of Series A Preferred Stock. The exercise price for these warrants is $1.03 and they are exercisable into a total of 165,840 and 240,017 shares of Rekor common stock as of September 30, 2020 and December 31, 2019, respectively. The warrants expire on November 23, 2023. In August 2019, 7,500 of the outstanding warrants were exercised and converted into 3,638 shares of the Company's common stock. In the nine months ended September 30, 2020, 152,927 of the outstanding warrants were exercised and converted into 74,177 shares of the Company’s common stock.

As part of the acquisition of Firestorm on January 24, 2017, the Company issued: warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $2.5744 per share; and warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $3.6083 per share (the “Firestorm Warrants”). The expiration date of the Firestorm Warrants is January 24, 2022. As of September 30, 2020 and December 31, 2019, there were 631,254 Firestorm Warrants outstanding.

Pursuant to its acquisition of Secure Education Consultants on January 1, 2018, the Company issued: warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $5.44 per share; and warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $6.53 per share (the “Secure Education Warrants”). The expiration date of the Secure Education Warrants is January 1, 2023. As of September 30, 2020, and December 31, 2019, there were 66,666 Secure Education Warrants outstanding.

On November 1, 2018, in connection with an underwritten public offering of its common stock, the Company issued to the underwriters warrants to purchase 206,250 shares of its common stock, exercisable over a period of five years, at an exercise price of $1.00 per share. These warrants are exercisable commencing April 27, 2019 and expire on October 29, 2023. During the year ended December 31, 2019, 189,813 warrants were exercised in cash and cashless transactions resulting in the issuance of 148,279 shares of common stock. During the nine months ended September 30, 2020, 10,417 warrants were exercised and converted into 7,704 shares of the Company’s common stock. As of September 30, 2020 and December 31, 2019, 6,020 and 16,437 warrants related to the 2018 underwritten public offering remain outstanding, respectively.

On March 12, 2019, in connection with the 2019 Promissory Notes, the Company issued warrants to purchase 2,500,000 shares of its common stock, which were immediately exercisable at an exercise price of $0.74 per share, to certain individuals and entities. Of the 2,500,000 warrants, 625,000 were issued as partial consideration for the OpenALPR Technology Acquisition. During the year ended December 31, 2019, 963,125 warrants were exercised in cash and cashless transactions resulting in the issuance of 783,387 shares of common stock. During the nine months ended September 30, 2020, 1,415,000 warrants were exercised in cash and cashless transactions resulting in the issuance of 1,387,036 shares of common stock. As of September 30, 2020 and December 31, 2019, 134,375 and 1,536,875 warrants related to the 2019 Promissory Notes remain outstanding, respectively.

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

Stock compensation expense for the three months ended September 30, 2020 and 2019 was $202,000 and $76,000, respectively, and for the nine months ended September 30, 2020 and 2019 was $539,000 and $314,000, respectively, and is presented as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

 A summary of stock option activity under the Company’s 2017 Plan for the nine months ended September 30, 2020 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding Balance at December 31, 2019	1,655,383	$1.68	8.33	$3,224
Granted	20,000	4.32	9.41
Exercised	(281,225)	2.28
Forfeited	(62,175)	3.07
Canceled	(44,062)	2.15
Outstanding Balance at September 30, 2020	1,287,921	$1.50	7.84	$5,193
Exercisable at September 30, 2020	799,550	$1.48	7.46	$3,324

The weighted average grant date fair value of options granted, to employees and non-employees, for the nine months ended September 30, 2020 and 2019 was $3.18 and $0.52, respectively. The intrinsic value of the stock options granted during the nine months ended September 30, 2020 and 2019 was $29,000 and $1,030,000, respectively. The total fair value of options that vested in the nine months ended September 30, 2020 and 2019 was $154,000 and $735,000, respectively.

As of September 30, 2020, there was $282,000 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan that will be recognized over an average remaining period of 1.71 years.

Restricted Stock Units

A summary of RSU activity under the Company’s 2017 Plan for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Unit Price	Weighted Average Remaining Contractual Term (Years)
Outstanding Balance at December 31, 2019	-	$-	-
Granted	413,634	4.12	1.79
Vested	-	-	-
Forfeited	(3,900)	3.81	-
Outstanding Balance at September 30, 2020	409,734	$4.12	1.79

The grant date fair value was based on the estimated fair value of the Company’s common stock on the date of grant. All RSUs granted vest upon the satisfaction of a service-based vesting condition.

As of September 30, 2020, there was $1,352,000 of unrecognized stock compensation expense related to unvested RSUs granted under the 2017 Plan that will be recognized over an average remaining period of 1.79 years.

Compensation expense for restricted stock and RSUs is recognized on a straight-line basis over the requisite service period. There were no RSUs issued in fiscal year 2019.

NOTE 12 – LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share:

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Basic and diluted loss per share
Net loss from continuing operations	$(6,667)	$(3,528)	$(10,860)	$(9,036)
Less: preferred stock accretion	(220)	(191)	(638)	(554)
Less: preferred stock dividends	(115)	(114)	(345)	(344)
Net loss attributable to shareholders from continuing operations	(7,002)	(3,833)	(11,843)	(9,934)
Net loss from discontinued operations	(2)	(100)	(215)	(2,392)
Net loss attributable to shareholders	$(7,004)	$(3,933)	$(12,058)	$(12,326)
Weighted average common shares outstanding - basic and diluted	26,907,069	19,878,518	22,781,807	19,592,679
Basic and diluted loss per share from continuing operations	$(0.26)	$(0.19)	$(0.52)	$(0.51)
Basic and diluted loss per share from discontinued operations	-	(0.01)	(0.01)	(0.12)
Basic and diluted loss per share	$(0.26)	$(0.20)	$(0.53)	$(0.63)
Common stock equivalents excluded due to anti-dilutive effect	4,134,979	5,400,047	4,134,979	5,400,047

As the Company had a net loss for the three and nine months ended September 30, 2020, the following 4,134,979 potentially dilutive securities were excluded from diluted loss per share: 1,004,155 for outstanding warrants, 923,844 related to the Series A Preferred Stock, 509,325 related to the Series B Preferred Stock, 1,287,921 related to outstanding options and 409,734 related to outstanding RSUs.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties including particularly statements regarding our future results of operations and financial position, business strategy, prospective products and services, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products and services. These statements involve uncertainties, such as known and unknown risks, and are dependent on other important factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements we express or imply. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties, and assumptions described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report’s for the quarters ended March 31, 2020 and June 30, 2020, entitled “Risk Factors” and elsewhere in this Quarterly Report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission (the "SEC") that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.  Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. We undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

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

●
current and future litigation;

●
competition from other companies with an established position in the market, we enter or who are seeking to enter markets we already serve;

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

●
risks associated with pandemics and other global health emergencies, such as the spread of a novel strain of coronavirus (“COVID-19”) around the world since the first quarter of 2020, which has caused significant volatility in U.S. and international markets and has created significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies.

●
risks associated with cyberattacks on international, national, local and Company information infrastructure by rogue businesses or criminal elements or by agents of governments engaged in asymmetric disruptions for competitive economic or military reasons.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”), our Quarterly Report’s for the quarters ended March 31, 2020 and June 30, 2020, and any updates contained herein as well as those set forth in our reports and other filings made with the SEC.

General

Overview

We are a leader in the field of artificial intelligence ("AI") enabled vehicle identification and intelligent roadway management systems. In development for over six years using machine learning algorithms, our core software enables the creation of more powerful and capable vehicle recognition systems that can be deployed at a fraction of the cost of traditional legacy systems. The software provides a wider field of view, greater light sensitivity and recognitions at faster speeds and with higher accuracy rates. It also includes the ability to identify the color, make and type of a vehicle and its direction of travel. These capabilities are particularly useful to governmental entities and businesses in solving a wide variety of real-world vehicle related operational challenges. In addition, the reduction in cost, increased number and improved performance of internet protocol connected cameras has enabled significant new uses for vehicle recognition technology that were not previously available or cost effective. We currently provide products and services for governmental organizations, for large and small businesses and for individuals throughout the world. Customers currently use our products or services in over 70 countries, in applications that include public safety, security, customer experience, transportation, parking, operational efficiencies and logistics.

Previously, we provided professional services and staffing solutions to the government contracting and the aerospace and aviation industries through our Professional Services Segment. The Professional Services Segment included our wholly owned subsidiaries AOC Key Solutions Inc. (“AOC Key Solutions”).;Global Technical Services, Inc. (“GTS” or “TeamGlobal”), Firestorm Solutions, LLC (Firestorm Solutions”) and Firestorm Franchising, LLC (“Firestorm Franchising” and, together with Firestorm Solutions, “Firestorm”). As part of the development of a new line of products for the public safety and security markets, we determined that our resources were best concentrated on vehicle recognition products and services and began to consider dispositions in our Professional Services Segment. Concurrently, we reorganized and retooled our product development, business development and administrative resources to better serve our Technology Segment. On April 2, 2020, we sold AOC Key Solutions. As of June 29, 2020, we sold Team Global and determined that all the remaining operations that comprised our Professional Services Segment met the criteria to be presented as discontinued.

Our continuing operations are conducted by our wholly owned subsidiary, Rekor Recognition Systems, Inc. (“Rekor Recognition”). In connection with the development of several new public safety products, we determined to acquire substantially all the assets of OpenALPR Technology, Inc. This acquisition (the “OpenALPR Technology Acquisition”), completed in March 2019, transferred vehicle recognition software and associated licenses and proprietary rights to OpenALPR Software Solutions, LLC (“OpenALPR”), a new wholly owned subsidiary of Rekor Recognition. OpenALPR’s vehicle recognition platform, already operating on more than 6,200 cameras that cover over 8,600 lanes of roadway in 56 countries worldwide, has laid the groundwork for expansion, enabling multiple deployment mechanisms for our products and services.

Our core vehicle recognition software currently has the capability to analyze multi-spectral images and video streams produced by nearly any Internet Protocol security camera and concurrently extract license plate data by state from more than 85 countries, in addition to the vehicle’s make, color, type and direction of travel. When combined with speed optimized code, parallel processing capability and best-in-class accessories, such as cameras and communications modules, the software captures license plate data and vehicle characteristics at extremely high vehicle speeds with a high degree of accuracy, even in unusually difficult conditions, such as low lighting, poor weather, extreme camera viewing angles, and obstructions.

Since the OpenALPR Technology Acquisition, we have grown our vehicle recognition product and service lines into a much broader range of customer segments, starting with public safety and expanding into parking operations, auto wash and service, and quick service restaurants and retail. We shifted from a perpetual licensing model to a subscription-based model, rebranded OpenALPR to highlight software products such as “Watchman” and “CarCheck” and released several packaged hardware and software solutions with preloaded versions of each of these vehicle recognition engines. We have also launched a robust eCommerce portal on the OpenALPR.com site, enabling customers to conveniently purchase Watchman and CarCheck vehicle recognition solutions with just a credit card and a click. This allows owners to immediately enhance their business operations while reducing the cost of service for Rekor. Additional services will be added in the future. By the end of 2020, we expect to have a portfolio of (16 products), including 9 unique products, each with several sub-lines. Completion of this complete set of product offerings allows us to offer full-scale software and hardware vehicle recognition solutions and services for public agencies and commercial or industrial businesses of nearly any size, as well as serve campus and residential settings.

Additionally, the recent launch of our Rekor One™ platform will provide government agencies with a comprehensive vehicle intelligence system that supports multiple agency-specific missions and addresses three major governmental concern: Infrastructure, Safety, and Revenue. By interfacing with multiple databases and operating systems, Rekor One will allow governmental units to observe security and privacy protocols and fractionalize costs based on relative end-user value. With the Rekor One platform, an agency will be able to integrate their existing IP and traffic cameras into a smart multi-dimensional roadway network, providing intelligence that supports both long range planning and quicker responses to dangerous situations. With user dashboards customized per department, each agency can access the information they need while maintaining full compliance with their individual security and privacy requirements. This single interconnected platform can eliminate the need for redundant systems and single-function equipment. Rekor One’s proprietary technology has six patents pending, demonstrating innovation in vehicle recognition and its applications for government agencies. The patents cover areas that include privacy enhancements, the intelligent use of data, smarter image processing, advanced vehicle identification techniques, and the improved aesthetics of roadside equipment.

Prior to the development of our vehicle identification software, highly accurate results were not available using a typical Internet Protocol camera. We believe that Rekor’s ability to generate results with less expensive hardware is changing the dynamics of the existing public safety market, enabling the creation of increasingly robust networks with cameras at more locations. In addition, we expect our improvements in cost and accuracy to create competitive advantages in tolling systems and logistics operations that currently rely on complex radio frequency identification (RFID) systems. We also expect our lower costs, superior distance and field of view capabilities, along with the ability to capture additional vehicle information, such as direction, color, make and type of vehicle, to open opportunities in other market segments. These opportunities include parking operations, school safety and retail customer loyalty programs and, particularly, smart cities and smart roadways. Smart roadway systems, sometimes referred to as smart transport or intelligent transport systems (“ITS”), inclusive of parking management and guidance, passenger information and traffic management systems, can optimize the movement of vehicles to make travel safer and more efficient. These technologies are expected to enable users to be more coordinated, better informed, and make smarter use of transport networks.

Rekor’s vision is to enable “AI Driven Decisions” by enhancing the capabilities in commercial and government sectors with actionable, real-time insights. We deliver these insights through an expanding software portfolio that not only addresses the challenges our customers are currently facing but empowers them to effectively deal with their evolving needs.

Recent Developments

The most significant developments in our company and business since January 1, 2020 are described below:

●
On November 9, 2020, we announced that the State of Oklahoma will integrate our Rekor One™ platform across the state to provide vehicle information associated with uninsured motorists as part of the state's Uninsured Vehicle Enforcement Diversion Program (“UVED Program”), which is operated by the Oklahoma District Attorneys Council.

●
On October 22, 2020, we announced that the Dauphin County, Pennsylvania, District Attorney’s Office has chosen us to provide vehicle recognition services to support five different law enforcement jurisdictions. The engagement, which totals $525,000 over five years, includes 30 new edge cameras and one in-vehicle Automatic License Plate Recognition (ALPR) system.

●
On October 12, 2020, we announced the launch of Rekor One™, a new platform that will serve as a unifying source of roadway intelligence for government agencies across cities, counties and states. The platform will support multiple community safety, intelligent roadway and revenue generation activities.

●
On October 6, 2020, we launched our redesigned eCommerce platform, which will allow our customers to purchase our products and services online.

●
On September 9, 2020, we announced Rekor Go, a mobile application that will bring the power of accurate Automatic License Plate Recognition (APLR) to commercial users in a broad array of markets later this fall.

●
On August 28, 2020, we increased the maximum aggregate offering price through our At-the-Market Agreement (“Sales Agreement”) up to $40,000,000. On September 21, 2020, the Company elected to voluntarily terminate the Sales Agreement after raising $34,154,000 in aggregate gross proceeds (which included $7,882,000 from prior sales under the Sales Agreement).

●
On August 6, 2020, we granted to Verra Mobility a non-exclusive right to resell and distribute our products to Verra Mobility customers and licensed certain software to Verra Mobility to be incorporated into Verra Mobility Products.

●
On July 23, 2020, James K. McCarthy, Chairman of the Board of Directors notified our Board of Directors (the “Board”) of his intention to retire from our Board, effective immediately. Mr. McCarthy did not advise us of any disagreement with the Company on any matter relating to its operations, policies or practices. Effective upon Mr. McCarthy’s resignation as a director, the size of the Board was reduced from eight to seven, and Mr. Robert Berman was named the Executive Chairman of the Board.

●
In June 2020, we entered a five-year non-exclusive licensing agreement with Mesa Technologies, LLC (“Mesa”), for the use of our intellectual property as part of a school bus stop arm system (“SBSA”). Mesa has installed over 3,000 photo enforcement systems world-wide. We expect the agreement to increase our market penetration in the state, local government, and international markets.

●
In June 2020, certain 2019 Lenders agreed to a redemption of approximately 77% of the remaining principal balance of the 2019 Promissory Notes as of June 30, 2020. The settlement was completed on July 15, 2020, with 77% of the aggregate principal amount of the 2019 Promissory Notes, including accreted interest plus certain fees payable pursuant to the terms of the 2019 Promissory Notes, redeemed in exchange for common stock at a rate of $4 per share. The 2019 Lenders also agreed that the maturity of the 2019 Promissory Notes will be extended until December 31, 2021. On September 16, 2020, the Company issued a cash payment to complete the retirement of the remaining aggregate principal balance of 2019 Notes.

●
In June 2020, we completed the sale of TeamGlobal to certain members of TeamGlobal's management team for approximately $4M in cash and a secured note.

●
In June 2020, we launched a standalone Company with Cygnet Infotech, a premier product engineering and application development services firm along with affiliates of Cygnet, named Roker Inc. ("Roker"). Roker will be designed to automate parking enforcement and enable higher revenue recovery for both public safety institutions and private businesses alike. We and Cygnet are each contributing our respective technology stacks in exchange for equity in Roker. In the third quarter of 2020, we made an initial investment of $75,000 for 50% of the venture.

●
The spread of COVID-19 around the world since the first half of 2020 has caused significant volatility in U.S. and international markets. There continues to be significant uncertainty about the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, we are unable to determine at this time the full impact it will have impact to our operations.

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

●
In February 2020, the City of Lauderhill, Florida, selected our Rekor Edge vehicle recognition cameras and Watchman software for use in its public safety program. As a result, on March 5, 2020 we signed an agreement with the City of Lauderhill for $1.79 million and contract to provide services for a five-year term.

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

Opportunities, Trends and Uncertainties

Different trends, factors and uncertainties, including market cycles, may impact our operations and financial conditions, including many that are unforeseeable. However, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by trends, factors and uncertainties discussed in our 2019 Annual Report under “Part II - Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in addition to the information set forth in this Quarterly Report on Form 10-Q. The opportunities, trends, and uncertainties that we are most focused on at the current time are:

●
AI for the Roadway – We believe that the application of AI to the analysis of roadway condition will significantly affect vehicular travel in the future by assisting in the intelligent optimization of traffic flows and the identification of anomalous and unsafe movements – e.g. wrong way, stopped vehicle, pedestrian on the roadway. Marketers and drive-thru retailers with loyalty programs can benefit from the rapid identification of existing and potential customers and streamlining vehicular flow.

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

●
Expansion of Automated Enforcement of Motor Vehicle Laws – We believe that future legislation will allow for automated enforcement of motor vehicle regulations to be expanded as the types of violations authorized for automated enforcement increase and experience provides localities with a better understanding of the circumstances where automated enforcement is beneficial. For example, there are now 17 states that allow for the automatic enforcement of violations by vehicles that pass a school bus displaying its flashing red lights and a stop sign. In addition, due to high rates of fatalities and injuries to law enforcement and other emergency response crews on roadsides, several states are considering authorizing automated enforcement of violations where motorists fail to slow down and/or move over for emergency responders and law enforcement vehicles at the side of the road. Legislative implementation is a deliberative and necessarily time-consuming process. However, as states expand auto enforcement, the market for our products and services should increase and broaden in the public safety market

●
Increasing Smart City Market – Nokia has approved the use of our OpenALPR software for its smart city offerings. In the smart city’s market, real-time vehicle recognition technologies are widely used for traffic management and public safety. As a result, we expect to benefit from the growth of this market.

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

●
COVID 19 - The spread of a novel strain of COVID-19 around the world since the first quarter of 2020 has caused significant volatility in U.S. and international markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, we are unable to determine the full impact to our operations.

●
Pressure on Government Budgets – In addition to the COVID-19 crisis crippling businesses revenues, it has caused significant strain on government budgets. With less money to spend and more need for resources, government agencies need affordable, effective, and scalable solutions for revenue recovery and discovery. With subscription pricing and a roadway intelligence platform that accomplishes multiple agency missions from a single camera source, we are uniquely positioned to provide agencies force-multiplying tools when money and man-power are limited. Agencies can be better positioned to identify vehicle registration fee avoidance, enforce parking and find scofflaws, aid motorists in acquiring valid insurance, and dynamically price tolls based on traffic flow.

●
Increased Demand for Contactless Economy Solutions – Even prior to the COVID-19 crisis, efficient, touch-free shopping experiences were becoming increasingly present. Now moving beyond simple tap-to-pay credit card functionality, we can offer businesses such as retail and quick service restaurants the ability to have customers pay-by-plate for a complete contactless experience for curbside pick-up or drive-thru transactions. Pay-by-plate functionality not only keeps customers and employees safe, it accelerates service time as the technology fully integrates with existing POS and customer loyalty systems.

●
Necessity for On-Demand Mobile Solutions – With app downloads increasing exponentially year-over-year and over 90% of mobile phone time spent within apps, businesses require a means to leverage the ever-present smartphones of employees. By developing a first-of-its-kind iOS and Android app that can read license plates on-device, we can provide businesses an affordable way to scale by utilizing existing devices as license plate recognition sensors. Now businesses can efficiently manage visitors, streamline parking operations, enhance campus/event security, and even recover costly assets.

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

●
Allocation of the transaction price to the performance obligations in the contract

●
Recognition of revenue when, or as, performance obligations are satisfied

The subscription revenues from perpetual software licenses and related products consist of fees that give customers a permanent license to use of software and receive related support and updates during the term of the arrangement. Revenue from our perpetual software licenses is recognized up-front at the point in time when the software is made available to the customer. During the second quarter of 2019, we changed our primary method of selling software from perpetual software licenses, with associated maintenance services, to service subscriptions that give customers access to the use of the current version of the service for a period limited duration. This change is expected to impact our revenue in the short term as we begin to recognize the bulk of our revenue from subscriptions ratably over the contract period rather than at a point in time when the customer takes possession of the license. The amount of contract revenue received over the long term is not expected to decline, however. Our subscription services arrangements are non-cancelable and do not contain refund-type provisions, although the change to service subscriptions result in an increase in credit risk.

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

Research and Development

Research and development expenses consists of personnel costs, software used to develop our products and consulting and professional fees for third-party development resources. Our research and development expenses support our efforts to continue to add capabilities to and improve the value of our existing products and services, as well as develop new products and services.

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

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
Revenue	$2,126	$1,536	$6,399	$3,962
Cost of revenue	984	390	2,753	1,152
Gross profit	1,142	1,146	3,646	2,810

Operating expenses:
General and administrative expenses	3,168	2,600	8,896	6,259
Selling and marketing expenses	560	587	1,356	1,081
Research and development expenses	781	450	2,143	757
Operating expenses	4,509	3,637	12,395	8,097

Loss from operations	(3,367)	(2,491)	(8,749)	(5,287)
Other income (expense):
Loss on extinguishment of debt	(3,081)	-	(3,281)	(1,113)
Interest expense	(218)	(1,182)	(2,468)	(2,724)
Other income	6	157	27	123
Gain on sale of business	-	-	3,631	-
Total other expense	(3,293)	(1,025)	(2,091)	(3,714)
Loss before income taxes	(6,660)	(3,516)	(10,840)	(9,001)
Income tax provision	(7)	(12)	(20)	(35)
Net loss from continuing operations	$(6,667)	$(3,528)	$(10,860)	$(9,036)

Comparison of the Three and Nine Months ended September 30, 2020 and the Three and Nine Months ended September 30, 2019

Restructuring

As part of our shift in strategic direction since 2019, we are focusing on our Technology Segment and have disposed of or discontinued operations in the subsidiaries in our Professional Services Segment. In April 2020, we completed the Sale of AOC Key Solutions and in June 2020, we completed the sale of TeamGlobal. As part of evaluating the future of Firestorm, management decided to sell Secure Education and transfer the BC Management line of business to its founder in the second quarter of 2019. In addition, management determined to discontinue the operation of Firestorm Franchising, LLC, a division of Firestorm, due to non-performance by franchisees. The Company has also commenced an action for rescission of the original purchase of Firestorm.

As a result. we have completed the final steps our announced change in strategic direction to sell lower margin assets and focus on our core technology segment. Beginning in 2020, all of the subsidiaries that were previously presented as part of Professional Services operations are classified as discontinued operations and not presented as part of continuing operations.

Total Revenue

	Three Months ended September 30,		Change		Nine Months ended September 30,		Change
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Revenue	$2,126	$1,536	$590	38%	$6,399	$3,962	$2,437	62%

The increase in revenue for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, was a result of additional products the Company offered during the period and the implementation of a large software and hardware contract in Florida which generated up front revenues from building infrastructure. Additionally, part of the growth in revenue for the three months ended September 30, 2020 was attributable to revenues earned through our eCommerce platform which organically increased, $68,000 or 41%, to $235,000 from $167,000 for the three months ended September 30, 2019.

The increase in revenue for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily attributable to the expanded technology offerings and large contracts stated above, as well as the fact that revenue attributable to the acquisition of OpenALPR assets has only been included in operations since March 2019. During the nine months ended September 30, 2020, revenue attributable to OpenALPR assets was recognized for the full nine month period compared to only a six and half a month period in the corresponding period in 2019. Additionally, part of the growth in revenue for the nine months ended September 30, 2020 was attributable to revenues earned through our eCommerce platform which organically increased, $341,000 or 122%, to $621,000 from $280,000 for the nine months ended September 30, 2019.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months ended September 30,		Change		Nine Months ended September 30,		Change
(dollars in thousands)	2020	2019	$ or % Points	%	2020	2019	$ or % Points	%
Cost of revenue	$984	$390	$594	152%	$2,753	$1,152	$1,601	139%
Gross profit	1,142	1,146	(4)	0%	3,646	2,810	836	30%
Gross margin	54%	75%	-21%	-28%	57%	71%	-14%	-20%

For the three months ended September 30, 2020, compared to the three months ended September 30, 2019, the decrease in gross profit was primarily attributable to building infrastructure in connection with large software and hardware contracts for the corresponding period.

For the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, the increase in gross profit was primarily attributable to the increase in revenue for the corresponding period.

For the three and nine months ended September 30, 2020 the gross margin decreased to 54% and 57%, respectively, which was primarily attributable to building infrastructure in connection with large software and hardware contracts. These contracts included construction and assembly of fixtures for our vehicle recognition cameras and the infrastructure necessary to support database and communications operations on a shared basis with other municipalities. As this early stage, the cost of building the network is higher and the initial margins for such projects are consequently lower than expected than for future operations that will be able to use the same infrastructure.

Operating Expenses

	Three Months ended September 30,		Change		Nine Months ended September 30,		Change
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Operating expenses:
General and administrative expenses	$3,168	$2,600	$568	22%	$8,896	$6,259	$2,637	42%
Selling and marketing expenses	560	587	(27)	-5%	1,356	1,081	275	25%
Research and development expenses	781	450	331	74%	2,143	757	1,386	183%
Operating expenses	$4,509	$3,637	$872	24%	$12,395	$8,097	$4,298	53%

General and Administrative Expenses

The majority of the increase to general and administrative expenses is attributable to the increased staffing. For the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019, we brought on additional officers and executives of the Company to support our growth plan and build our corporate structure.

Selling and Marketing Expenses

The increase in the selling and marketing expenses during the year is attributable mainly to the increased marketing efforts to promote our products and services including digital marketing and other sales efforts. In connection with these efforts there was an increase in staffing to support the Company’s growth plan.

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

Other Expense

	Three Months ended September 30,		Change		Nine Months ended September 30,		Change
(dollars in thousands)	2020	2019	$	%	2020	2019	$	%
Other income (expense):
Loss on extinguishment of debt	$(3,081)	$-	$(3,081)	-100%	$(3,281)	$(1,113)	$(2,168)	-195%
Interest expense	(218)	(1,182)	964	82%	(2,468)	(2,724)	256	9%
Other income	6	157	(151)	-96%	27	123	(96)	-78%
Gain on sale of business	-	-	-	-	3,631	-	3,631	100%
Total other expense	$(3,293)	$(1,025)	$(2,268)	-221%	$(2,091)	$(3,714)	$1,623	44%

The decrease in interest expense for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 is due to the staged retirement of the 2019 Promissory notes in 2020.

The loss on the extinguishment of debt in for the three and nine months ended September 30, 2020, was related to the fees associated with the early extinguishment of the principal balance of our 2019 Promissory Notes. During 2019, we incurred costs of $1,113,000 associated with the extinguishment of debt.

In connection with the sale of AOC Key Solutions and TeamGlobal, we recognized a gain on the sale of business of $3,631,000 during the nine months ended September 30, 2020.

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

The following table sets forth the components of the EBITDA and Adjusted EBITDA for the periods included (dollars in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2020	2019	2020	2019
Net loss	$(6,667)	$(3,528)	$(10,860)	$(9,036)
Income taxes	7	12	20	35
Interest	218	1,182	2,468	2,724
Depreciation and amortization	497	418	1,386	957
EBITDA	$(5,945)	$(1,916)	$(6,986)	$(5,320)

Loss on extinguishment of debt	$3,081	$-	$3,281	$1,113
Share-based compensation	202	76	539	314
Gain on sale of business	-	-	(3,631)	-
Loss on sale of Secure Education	-	3	-	3
Adjusted EBITDA	$(2,662)	$(1,837)	$(6,797)	$(3,890)

Lease Obligations

As of September 30, 2020, we leased building space at the following locations in the U.S.:

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

2019 Promissory Notes

On March 12, 2019, we issued the 2019 Promissory Notes and the March 2019 Warrants to investors, including OpenALPR Technology, Inc. (the “2019 Lenders”). The loan was due and payable on March 11, 2021. In March 2020, we received an extension of the maturity date of the loan until June 12, 2021. In June 2020, we received an extension of the maturity date of the loan until December 31, 2021. The loan bore interest at 16% per annum, of which at least 10% per annum was required to be paid in cash. The full remaining portion of all interest, if any, accrued and was to be paid-in-kind. The notes also required a premium, if paid before the maturity date, a $1,000,000 exit fee due at maturity, and compliance with affirmative, negative and financial covenants.

On June 30, 2020, we entered into the Exchange Agreements with certain holders of our 2019 Promissory Notes.  Under the Exchange Agreements, approximately $17,398,000 of the 2019 Promissory Notes was redeemed in exchange for 4,349,497 shares of our common stock, at a rate of $4 per share (the “Note Exchange”). At the time of the Exchange Agreement the net amount of long-term debt redeemed for common stock was $14,688,000, this included the existing principal balance subject to conversion, the portion of the exit fee associated with the notes subject to conversion, offset by the portion of unamortized issuance costs associated with the notes subject to conversion. There was also $226,000 related to the PIK interest associated to the notes subject to conversion that was exchanged as part of the Exchange Agreements. The difference between the market value of the shares issued and the net carrying amount of the obligations above, was recorded as part of debt extinguishments costs in the unaudited condensed consolidated statement of operations.

On September 16, 2020, we issued a cash payment for the remaining aggregate principal balance of 2019 Promissory Notes. As a result of this optional prepayment, the 2019 Promissory Notes, have been fully redeemed pursuant to their terms, and as a result we have no further obligations under the Note Purchase Agreement, as amended. The warrants previously issued pursuant to the Note Purchase Agreement, as amended, remain outstanding pursuant to their terms.

The following table sets forth the components of our cash flows for the period included (dollars in thousands):
	Nine Months ended September 30,
	2020	2019	Change
			$	%
Net cash used in operating activities - continuing operations	$(7,860)	$(4,394)	$(3,466)	-79%
Net cash provided by (used in) investing activities - continuing operations	5,681	(406)	6,087	1499%
Net cash provided by financing activities - continuing operations	24,756	3,876	20,880	539%
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	$22,577	$(924)	$23,501	2543%

Net cash used in operating activities – continuing operations for the nine months ended September 30, 2020 had a net decrease of $3,466,000 which was primarily due to the $3,631,000 gain on the sale of AOC Key Solutions and TeamGlobal. The gain on the sale is shown as a decrease in cash flow from operations and an increase in cash flow from investing activities to reflect the nature of the transactions. This gain on the sale of AOC Key Solutions and TeamGlobal was partially offset by increase in depreciation, amortization of intangible asset and a $3,281,000 loss on extinguishment of debt related to the retirement of the 2019 Promissory Notes.

The net increase of net cash provided by (used in) investment activities – continuing operations of $6,087,000 was primarily due to the cash proceeds of the sale of AOC Key Solutions and TeamGlobal and the cash proceeds from the note receivable issued in connection with the sale of AOC Key Solutions.

Net cash provided by financing activities – continuing operations for the nine months ended September 30, 2020 increased $20,880,000 from the prior nine month period ended September 30, 2019. During the nine months ended September 30, 2020 cash provided by financing activities was related to the issuance of stock as part of the at-the-market agreement and issuance of common stock in connection with the exercises of stock options and warrants during the period. In 2020, this amount was offset by $7,226,000 of cash outflows related to the modification and retirement of the 2019 Promissory Notes. During the nine months ended September 30, 2019 cash provided by financing activities was related to the $3,839,000 proceeds from the 2019 Promissory Notes issued the first quarter of 2019.

During 2020 and 2019, we funded our operations primarily through cash from operating activities from our subsidiaries, secured borrowing arrangements, issuance of debt, the sale of our subsidiaries and the sale of equity. As of September 30, 2020, we had unrestricted cash and cash equivalents from continuing operations of $24,154,000 and working capital of $21,230,000, as compared to unrestricted cash and cash equivalents of $1,075,000 and a working capital deficit of $1,786,000 as of December 31, 2019.

Operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable, accrued expenses, secured borrowing arrangements, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances.

As of September 30, 2020, we had approximately $16,459,000 of licensing and subscription contracts that were closed prior to September 30, 2020 but have a contractual subscription period beyond September 30, 2020. These subscription contracts generally cover a term of one to five years, in which the Company will recognize revenue ratably over the contract term. We currently expect to recognize approximately 27% of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the following four years. On occasion our customers will prepay the full contract or a substantial portion of the contract. Amounts related to the prepayment of the subscription contract for a service period that is not yet met are recorded as part of our contract liabilities balance.

We have experienced growth of 69% in the unaudited remaining contract value of licensing and subscription contracts from September 30, 2019 through September 30, 2020.

The table below shows the quarter by quarter growth is such contract value (dollars in thousands):

$17,000
$16,000
$15,000
$14,000
$13,000
$12,000
$11,000
$10,000
$9,000
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
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

At-the-Market Offering

On August 14, 2019, we entered into the Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) to create an at-the-market equity program under which we, from time to time offered and sold shares of our common stock, having an aggregate offering price of up to $15,000,000, through or to B. Riley FBR. Subject to the terms and conditions of the Sales Agreement, B. Riley FBR used its commercially reasonable efforts to sell the shares of our common stock from time to time, based upon our instructions. B. Riley FBR was entitled to a commission equal to 3.0% of the gross proceeds from each sale. We incurred issuance costs of approximately $226,000 related to legal, accounting, and other fees in connection with the Sales Agreement. These costs were charged against the gross proceeds of the Sales Agreement and presented as a reduction to additional paid-in capital on the unaudited condensed consolidated balance sheets.

On August 28, 2020, we filed Amendment No. 1 to the Sales Agreement dated August 14, 2019 to increase the size of the market equity program under which we, from time to time offered and sold shares of our common stock, from an aggregate offering price of up to $15,000,000 to an amended maximum aggregate offering price of up to $40,000,000 through or to B. Riley FBR. We incurred issuance costs of approximately $25,000 related to legal fees in connection with the amendment to the Sales Agreement.

Sales of the Company’s common stock under the Sales Agreement were issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No 333-224423), previously filed with the Securities and Exchange Commission (“SEC”) on April 24, 2018 and declared effective by the SEC on April 30, 2018. For the nine months ended September 30, 2020, based on settlement date, we sold 5,216,562 shares of common stock at a weighted-average selling price of $5.92 per share in accordance with the Sales Agreement. Net cash provided for the nine months ended September 30, 2020 from the Sales Agreement was $29,930,000 after paying 3.0% or $926,000 related to cash commissions provided to B. Riley FBR.

On September 21, 2020, we elected to voluntarily terminate its Sales Agreement with B. Riley FBR pursuant to the terms of the Sales Agreement.  As of the termination, we had offered and sold an aggregate of 6,509,202 shares of common stock pursuant to the Sales Agreement, which resulted in aggregate gross proceeds of $34,154,000.

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

As of September 30, 2020, we did not have any material commitments for capital expenditures.

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

Based on management’s review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

Under the supervision and with the participation with our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon this assessment, management concluded that our internal control over financial reporting was effective as of September 30, 2020.

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

Following an initial amended complaint, answer and counterclaims, and defendants’ motion for judgment on the pleadings, on January 30, 2020, we filed a Second Amended Complaint, which the Firestorm Principals answered together with counterclaims on February 28, 2020.  Thereafter, on March 30, we moved to dismiss certain counterclaims against certain executives named as counterclaim-defendants, which resulted in the Firestorm Principals voluntarily dismissing those counterclaims against those parties.  We thereafter filed our response and affirmative defenses to the Counterclaims on April 22.  On April 27, the Firestorm Principals filed a Motion for Partial Judgment on the Pleadings, which we have opposed.  In addition, on December 9, 2019, the Firestorm Principals filed a motion for an interim award of expenses and attorney’s fees.  That motion was fully briefed as of February 21, 2020.  It remains sub judice, and no argument has been scheduled upon it.

In the year 2020, the Firestorm Principals filed suit in New York Supreme Court in Sullivan County against directors of the Company, alleging breach of fiduciary duty and libel.  We believe that this suit is without merit and intend to vigorously litigate this matter.

At this stage of these litigations, we are unable to render an opinion regarding the likelihood of a favorable outcome.  We intend to continue vigorously litigating its claims against the Firestorm Principals, and believe that the Firestorm Principals’ remaining counterclaims and suits against Rekor directors and officers are without merit.

Vigilant Solutions, LLC, a subsidiary of Motorola Solutions, Inc., filed a complaint on February 21, 2020 against us and certain of our subsidiaries in the US District Court for the District of Maryland. The complaint alleged that certain of our products violated a patent held by Vigilant. On June 10, 2020, we filed an Answer to the complaint denying the pertinent allegations and asserting substantial defenses to the allegations contained in the complaint, including that the patent underlying the complaint is invalid. On September 23, 2020, we filed a Motion to Stay Pending Inter Partes Review in light of a Petition for Inter Partes Review filed by us and certain subsidiaries against Vigilant in the U.S. Patent and Trademark Office (as discussed below). Vigilant opposed the Motion.

On September 8, 2020, we and certain of our subsidiaries that were defendants in the Vigilant Solutions, LLC Litigation discussed above filed a Petition for Inter Partes Review at the U.S. Patent and Trademark Office’s Patent Trial and Appeal Board (“PTAB”) requesting that the PTAB review and find unpatentable certain claims of the patent asserted by Vigilant in the Vigilant Solutions, LLC Litigation. The PTAB was expected to decide whether to institute review in March or April 2021.

In November of 2020, we and Vigilant Solutions, LLC agreed to resolve the district court litigation and intellectual property rights action between the parties pursuant to a confidential settlement agreement. We will have no material effect from its obligations under the agreement.

On January 31, 2020, our wholly owned subsidiary, OpenALPR, filed a complaint in the US District Court for the Western District of Pennsylvania against a former customer, Plate Capture Solutions, Inc. (“PCS”) for breach of software license agreements pursuant to which software was licensed to PCS. On June 14, 2020, PCS filed its operative answer to the Complaint.  On June 21, 2020, PCS filed a motion to join us and another entity, OpenALPR Technology, Inc., as parties to the litigation and made claims against them for defamation, fraud and intentional interference with existing and future business relationships. On July 13, 2020, OpenALPR filed an opposition to the motion for joinder. The parties are currently awaiting the Court’s decision on joinder. Nevertheless, we believe that we have substantial defenses to the claims and intend to vigorously defend the allegations of those claims.

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

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on March 30, 2020, and in our Quarterly Report on Form 10-Q as filed with the SEC on May 13, 2020, except for the following supplemental risk factors. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K and Form 10-Q, as well as those contained in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

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

At-the-Market Agreement

Sales of our common stock under the Sales Agreement were issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No 333-224423), previously filed with the Securities and Exchange Commission (“SEC”) on April 24, 2018 and declared effective by the SEC on April 30, 2018. For the nine months ended September 30, 2020, based on settlement date, we sold 5,216,562 shares of common stock at a weighted-average selling price of $5.92 per share in accordance with the Sales Agreement. Net cash provided for the nine months ended September 30, 2020 from the Sales Agreement was $29,930,000 after paying 3.0% or $926,000 related to cash commissions provided to B. Riley FBR.

On September 21, 2020, we elected to voluntarily terminate its Sales Agreement with B. Riley FBR pursuant to the terms of the Sales Agreement. As of the termination date, we had offered and sold an aggregate of 6,509,202 shares of common stock pursuant to the Sales Agreement, which resulted in aggregate gross proceeds of $34,154,000.

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

Note Exchange Agreement

In an agreement reached on June 30, 2020, the 2019 Lenders of the 2019 Promissory Notes agreed to a redemption of approximately 77% of the remaining principal balance of the 2019 Promissory Notes as of June 30, 2020. Per the Exchange Agreement, $17,398,000, was redeemed in exchange for 4,349,497 shares of the Company’s common stock, at a rate of $4 per share (the “Note Exchange”). At the time of the Exchange Agreement the net amount of long-term debt redeemed for common stock was $14,688,000, this included the existing principal balance subject to conversion, the portion of the exit fee associated with the notes subject to conversion, offset by the portion of unamortized issuance costs associated with the notes subject to conversion. There was also $226,000 related to the PIK interest associated to the notes subject to conversion that was exchanged as part of the Exchange Agreements. The difference between the market value of the shares issued and the net carrying amount of the obligations above, was recorded as part of debt extinguishments costs in the unaudited condensed consolidated statement of operations.

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

Rekor Systems, Inc.
/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	Chief Executive Officer, Director (Principal Executive Officer and Authorized Signatory)
Date:	November 9, 2020

/s/ Eyal Hen
Name:	Eyal Hen
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	November 9, 2020