Form 10-K
period 2020-12-31
Rekor Systems, Inc.
filed 2021-03-12
CIK 1697851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2020 was approximately $58.6 million.

As of March 12, 2021, the Registrant had 40,804,219 shares of common stock, $0.0001 par value per share outstanding.

CERTAIN TERMS

Unless the context requires otherwise, all references in this Annual Report on Form 10-K (the “Annual Report”) to “Rekor Systems, Inc.,” “Rekor,” “Company,” “we,” “our” and “us” refer to Rekor Systems, Inc. and its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the U.S. federal securities laws. All statements other than statements of historical facts, such as statements regarding the objectives of management, timing and likelihood of success of various activities, future performance of current and prospective products and services and our future results of operations and financial position, are forward looking statements and include all expressions of the expectations, hopes, beliefs, intentions, plans, prospects or strategies of the Company. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “target,” “expect,” “project,” “intend,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” “possible,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are based on certain assumptions and analyses made by the management of the Company in light of their respective experience and perception of historical trends, current conditions and expected future developments and their potential effects on the Company as well as other factors they believe are appropriate in the circumstances. They speak only as of the date of this Annual Report and are subject to a number of substantial risks, uncertainties and assumptions described under the sections entitled “Risk Factors” and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, actual results or performance to be materially different from those expressed or implied and you should not rely on these forward-looking statements as predictions of future events. There can be no assurance that future developments affecting the Company will be those anticipated. Should one or more of these risks or uncertainties materialize or should any of the assumptions being made prove incorrect, actual results may vary in material respects. We undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

  We are a leader in the emerging market for intelligent roadway systems developed to take advantage of recent developments in artificial intelligence ("AI"). We have developed advanced vehicle recognition systems that can extract more accurate and complete data from existing cameras and sensors. Our systems have also been designed to take full advantage of the latest technological advances in new cameras and sensors, edge processing and cloud computing.  We have also developed platforms that enable the data our systems collect to be analyzed in combination with other sources and distributed to multiple end users in real time as actionable intelligence or data collected for long range planning purposes in full compliance with the security and privacy requirements of each end user.

These capabilities are particularly useful to governmental entities and businesses in solving a wide variety of real-world vehicle-related operational challenges. Our ability to enhance the results provided by existing Internet Protocol (“IP”) connected cameras has enabled significant new uses for vehicle recognition technology that were not previously available or cost effective. We currently provide products and services for governmental organizations and large and small businesses throughout the world. Customers currently use our products or services in approximately 80 countries in applications that include public safety, transportation, parking, security, customer experience, operational efficiency and logistics.

On March 29, 2019, we announced that our Board of Directors approved changing the Company’s name to Rekor Systems, Inc.

Previously, we provided professional services and staffing solutions to the government contracting and the aerospace and aviation industries through our Professional Services Segment. The Professional Services Segment included our wholly owned subsidiaries AOC Key Solutions Inc. (“AOC Key Solutions”), Global Technical Services, Inc. (“GTS” or “TeamGlobal”), Firestorm Solutions, LLC (Firestorm Solutions”) and Firestorm Franchising, LLC (“Firestorm Franchising” and, together with Firestorm Solutions, “Firestorm”). As part of the development of a new line of products for the public safety and security markets, we determined that our resources were best concentrated on vehicle recognition products and services and began to consider dispositions in our Professional Services Segment. Concurrently, we reorganized and retooled our product development, business development and administrative resources to better serve our Technology Segment. On April 2, 2020, we sold AOC Key Solutions. As of June 29, 2020, we sold TeamGlobal and determined that all the remaining operations that comprised our Professional Services Segment met the criteria to be presented as discontinued.

Our continuing operations are conducted by our wholly owned subsidiary, Rekor Recognition Systems, Inc. (“Rekor Recognition”). In connection with the development of several new public safety products, we acquired substantially all the assets of OpenALPR Technology, Inc. in March 2019. This acquisition (the “OpenALPR Technology Acquisition”) transferred vehicle recognition software and associated licenses and proprietary rights to OpenALPR Software Solutions, LLC (“OpenALPR”), a new wholly owned subsidiary of Rekor Recognition. OpenALPR’s vehicle recognition platform, already operating on approximately 6,800 cameras in approximately 80 countries worldwide that cover approximately 14,000 lanes of roadway, has laid the groundwork for expansion, enabling multiple deployment mechanisms for our products and services. Since the Open ALPR Technology Acquisition, our engineering teams have worked continuously to expand and refine the Open ALPR platform. In October 2020, we announced the launch of Rekor One™, an advanced platform that serves as a unifying source of roadway intelligence for multiple government agencies across cities, counties and states. The Rekor One™ platform supports multiple community safety, intelligent roadway and revenue generation activities that can benefit from the use of our advanced vehicle recognition software.

Rekor’s mission is to enable “AI driven decisions” by enhancing the capabilities in the governmental and commercial sectors with actionable, real-time insights. We seek to deliver these insights through an expanding software portfolio that not only addresses the challenges our customers are currently facing but empowers them to effectively deal with their evolving needs.

Our core vehicle recognition software currently has the capability to analyze multi-spectral images and video streams produced by nearly any IP camera and concurrently extract license plate data by state or province from approximately 80 countries, together with to the vehicle’s make, model, color, body type and direction of travel. Our software is designed to process video streams on the edge of the network prior to posting results to the Cloud, so that users are immediately provided usable real-time information for mission critical public safety and commercial applications. When combined with speed-optimized code, parallel processing capability and best-in-class hardware accessories, such as cameras and communications modules, the software captures license plate data and vehicle characteristics at extremely high vehicle speeds with a high degree of accuracy, even in unusually difficult conditions, such as low lighting, poor weather, extreme camera viewing angles, and obstructions.

Rekor One provides governments with a comprehensive vehicle intelligence system that supports multiple agency-specific missions. With Rekor One, governments can unify and flexibly expand their existing IP camera networks, while transforming them into a safe and smart multi-dimensional roadway network. Since it can interface with multiple database and operating systems, Rekor One’s industry leading features allow users to observe security and privacy protocols that are customized to the needs and requirements of each end-user department or agency, facilitating high level compliance with the latest advances in privacy and information security requirements. Rekor One is designed to permit the cost of a network to be fractionalized based on relative value to multiple end users. Each participating agency receives a unique user interface and dashboard, which draws on Rekor One’s unified vehicle recognition intelligence to provide data customized to the agency’s specific needs. This can eliminate redundant systems and single function applications to increase efficiency and lower costs.

Prior to the development of our proprietary vehicle identification software, we believe that highly accurate results were not available using a typical IP camera. With the ability to generate more accurate results with less expensive hardware, we believe the dynamics of existing roadway and public safety markets are changing, enabling the creation of increasingly robust networks at less cost. In addition, we expect our improvements in cost and accuracy to create competitive advantages in tolling systems and logistics operations that currently rely on more expensive and complex radio frequency identification (“RFID”) systems. We also expect our lower costs, superior camera reading distance and field of view capabilities, along with the ability to capture additional vehicle information, such as direction, color, make model and body type of vehicle, to open opportunities in other market segments. These opportunities include parking operations, quick service restaurants, school safety, retail customer loyalty programs and, particularly, smart cities and smart roadways. Smart roadway systems, sometimes referred to as smart mobility systems, smart transport or intelligent transport systems (“ITS”), inclusive of parking management and guidance, passenger information and traffic management systems, can optimize the movement of vehicles to make travel safer and more efficient. These technologies are expected to enable users to be more coordinated, better informed and better able to manage transport networks efficiently.

Business Strategy

Since 2019, we have been focusing on developing and marketing products and services with vehicle recognition features powered by our AI based technology. In connection with our shift in resources to focus on our technology offerings, we completed the final steps of our announced change in strategic direction in 2020. In the second quarter, we disposed of and discontinued all operations in our Professional Services Segment. Accordingly, for our fiscal years ending December 31, 2020 and 2019, all of the subsidiaries that were previously presented as part of the Professional Services Segment have been classified as discontinued operations and not presented as part of continuing operations.

With the disposition of all our professional services operations, we have concentrated on developing our footprint across different industries that can make use of our advances in vehicle recognition. We have focused both on improving our product and service offerings and our ability to penetrate the markets for these products and services. Current customers are using these products and services for: a) toll collection and traffic analysis in the transportation market, b) school and traffic safety and other law enforcement applications in the public safety market, c) parking management, d) perimeter management and surveillance in the private security market and e) vehicle tracking, perimeter security and warehouse operations in the logistics market. Our efforts to further penetrate these markets have included strategic partnership with major market participants, the establishment of reseller programs for smaller businesses and the implementation of an eCommerce platform that supports frictionless direct sales to customers via the Internet.

Since the OpenALPR Technology Acquisition, we have developed a broad range of vehicle recognition product and service lines, starting with public safety, parking operations and toll collection and expanding into criminal justice information sharing, roadway compliance program operations, auto wash and service, quick service restaurants and drive-in retail. We shifted from a perpetual licensing model to a subscription-based model, refined and rebranded our software to highlight products such as Rekor Scout™ and Rekor CarCheck™ and released several packaged hardware products with preloaded versions of our vehicle recognition engine. We have also launched a robust eCommerce portal on the OpenALPR.com site, enabling customers to conveniently purchase Rekor Scout and Rekor CarCheck with just a credit card and a click. This allows owners to immediately enhance their business operations while reducing the operating cost for Rekor.

 The ability of our technology to bring enhanced capabilities to existing hardware systems, as well as the inclusion of cross-program interfaces that allow real-time data analysis from a variety of sources, has also created new opportunities for the use of vehicle recognition systems. Our recently announced Rekor OneTM platform and Rekor GoTM app have been designed to support these new uses by taking full advantage of the latest advances in data processing and digital communications. As described below, these efforts are already producing promising results in connection with our retention by the State of Oklahoma in its program to identify uninsured motor vehicles, our pilot program with the North Dakota state parks system and our selection by MasterCard as a partner in its AI Powered Drive Through Platform. We expect to continue to find new opportunities to provide unified, multi-mission support for governmental programs and to integrate our products and services into quick service drive through operations and retail customer loyalty programs.

Recent Developments

Our most significant developments since January 1, 2020, are described below:

●
On February 20, 2021, we advised Iteris Inc. (“Iteris”) that we were prepared to offer to purchase all of Iteris' outstanding common stock. The offer to Iteris was for a combination of cash and common stock subject to confirmatory diligence and approval of both boards of directors. On February 26, 2021 we were advised that the board of directors of Iteris declined our offer.

●
On February 26, 2021, we announced that the State of North Dakota Parks and Recreation Department selected our Rekor One™ solution to help state park leadership understand use patterns and plan for future needs.

●
In February 2021, we completed an underwritten public offering of 6,126,939 shares of common stock of the Company at a price to the public of $12.25 per share. We received aggregate gross proceeds of approximately $75.1 million from the offering, prior to deducting underwriting discounts and commissions and offering expenses payable by us. We intend to use these proceeds to increase our product development, sales and marketing efforts and to consider strategic partnerships and acquisitions in our target markets. As a result of the offering, all of our Series A Cumulative Convertible Redeemable Preferred Stock automatically converted into 899,174 shares of our common stock. In addition, on February 9, 2021, we issued 517,611 shares of our common stock, due to the automatic conversion of 240,861 shares of Series B Preferred Stock, as a result of the volume weighted share price of our common stock exceeding certain thresholds. These automatic conversions resulted in the retirement of all of our outstanding preferred shares.

●
We continued to expand our public safety presence in major metropolitan areas of the United States throughout 2020. In October, we announced that the Dauphin County, Pennsylvania, District Attorney’s Office has chosen us to provide vehicle recognition services to support five different law enforcement jurisdictions. We also signed long term public safety contracts in 2020 with New Rochelle, New York, Lauderhill, Florida, and Mt. Juliet and Collierville, Tennessee.

●
On January 7, 2021, we announced, that the State of Oklahoma has integrated our Rekor One™ platform across relevant state systems to provide vehicle information associated with uninsured motorists as part of the state’s Uninsured Vehicle Enforcement Diversion (“UVED”) Program, which is operated by the Oklahoma District Attorneys Council. Oklahoma’s UVED Program uses our vehicle recognition technology to leverage existing state resources to ensure that all drivers have at least the minimum required amount of liability insurance, ultimately leading to safer roadways. The platform allows for real-time detection of non-compliant vehicles and instant data consolidation into a regularly updating insurance system connected to the state’s enforcement and intervention programs. We assist Oklahoma drivers by providing a one-stop web portal for uninsured motorists to easily find non-standard and standard insurance for their vehicle. With the successful implementation of Oklahoma’s UVED Program, we have now established a leading position in the implementation of an innovative program now under active consideration by a number of other states.

●
On December 15, 2020, we announced, the launch of Rekor Go, an application that brings the power of accurate vehicle recognition to the mobile devices of a broad array of commercial users. The app turns a smartphone into a handheld tool that identifies vehicles and license plates. The user receives instant confirmation when the data matches a customer generated “hotlist” record.

●
On October 12, 2020, we announced the launch of Rekor One™, a new platform that serves as a unifying source of roadway intelligence for government agencies across cities, counties and states. The platform supports multiple community safety, intelligent roadway and revenue generation activities.

●
On October 6, 2020, we launched our redesigned eCommerce platform, which allows our customers to purchase our products and services online.

●
On September 21, 2020, we elected to voluntarily terminate our At-the-Market Sales Agreement with B. Riley FBR, (the “Sales Agreement”) after raising $34,154,000 in aggregate gross proceeds since its inception in August 2019.

●
On August 31, 2020, we announced that Mastercard is integrating Rekor’s proprietary subscription-based Rekor Edge vehicle recognition technology into its AI Powered Drive Through Platform. This new platform can help major quick service restaurant brands transform their drive through or drive in interactions through vehicle recognition, voice ordering and other features developed to exploit the latest developments in artificial intelligence.

●
On August 6, 2020, we granted to Verra Mobility a non-exclusive right to resell and distribute our products to Verra Mobility customers and licensed certain software to Verra Mobility to be incorporated into Verra Mobility Products.

●
On July 23, 2020, James K. McCarthy, Chairman of the Board of Directors (the “Board”) notified the Board of his intention to retire, effective immediately. Mr. McCarthy did not advise us of any disagreement with the Company on any matter relating to its operations, policies or practices. Effective upon Mr. McCarthy’s resignation as a director, the size of the Board was reduced from eight to seven, and Mr. Robert Berman was named the Executive Chairman of the Board.

●
On July 15, 2020, approximately 77% of the remaining aggregate principal balance of our 2019 Promissory Notes as of June 30, 2020, including accreted interest plus certain fees payable pursuant to the terms of the 2019 Promissory Notes, was redeemed in exchange for common stock at a rate of $4 per share. On September 16, 2020, we issued a cash payment to complete the retirement of the remaining aggregate principal balance of our 2019 Notes, substantially eliminating our long term debt obligations.

●
In June 2020, we entered a five-year non-exclusive licensing agreement with Mesa Technologies, LLC (“Mesa”), for the use of our intellectual property as part of a school bus stop arm system (“SBSA”). Mesa has installed over 3,000 photo enforcement systems world-wide. We expect the agreement to increase our market penetration in the state, local government and international markets.

●
In the second quarter of 2020, we completed the sale or discontinuation of all of the subsidiaries in our Professional Services Segment. In June, we completed the sale of TeamGlobal to certain members of TeamGlobal's management team for approximately $4 million in cash and a secured note and in April, we completed the sale of AOC Key Solutions to a Virginia limited liability company owned by the members of AOC Key Solutions’ management for $4 million.

●
In June 2020, we launched a standalone company named Roker Inc. ("Roker") with Cygnet Infotech (“Cygnet”) and certain of its affiliates. Cygnet is a premier product engineering and application development services firm and we and Cygnet are each contributing our respective technology stacks in exchange for 50% of the equity in Roker. In the third quarter of 2020, we each made an initial cash contribution of $75,000. Roker will be designed to automate parking enforcement and enable higher revenue recovery for both public safety institutions and private businesses alike. In January 2021 we made another $75,000 cash contribution in Roker. Our ownership percentage did not change as a result of this additional contribution.

●
The spread of the COVID-19 virus around the world has caused significant volatility in U.S. and international markets. In response to COVID-19, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. The CARES Act, among other things, includes the Payroll Protection Program which provides forgivable loans to qualified small businesses, primarily to allow these businesses to continue to pay their employees. We received $874,000 as a result of the Payroll Protection Program. There continues to be significant uncertainty about the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, we are unable to determine at this time the full impact it will have impact to our operations.

●
In March 2020, we increased our authorized shares of common stock from 30,000,000 to 100,000,000. The increase in authorized shares was done in order to permit us to raise capital or issue our common stock for other business purposes.

●
We have also been active in arranging licensing agreements and strategic partnerships. In 2020, SecurePark Technologies, a leading parking solutions company, selected our iP360 Parking and Permit Management software as a simple, reliable, and affordable solution for their global clients and Digifort, a global leader in video surveillance and monitoring, headquartered in Brazil with more than 28,000 customers in 130 countries, became a premier reseller for Watchman software in Brazil, Latin America, the Pacific Rim and the Middle East. In addition, we were selected by Brite Computers ("Brite"), LiveView Technologies, ("LiveView") and Alliance Technology Group ("Alliance") to provide our vehicle recognition systems to their existing customer bases. Brite is leader in public safety systems integration and will use us as their sole ALPR solution to their extensive customer base comprised of law enforcement and state and local governments. LiveView is a leader in remote security solutions, which will provide our vehicle recognition systems for deployment within its full security platform. Alliance will offer our vehicle recognition solutions to its customer base both as a standalone solution and as part of an integrated video surveillance system.

Description of Products and Services

We currently provide vehicle recognition and data management products and services to customers in approximately 80 countries. These products and services, which currently operate in many installations, include an array of powerful on edge device capabilities, cross-platform application programming interfaces and web server access with a self-managed database. Our software services provide seamless video analysis with a high accuracy rate, as well as data analytics, and are continuously being enhanced using a “deep machine learning” convolutional neural network architecture to classify images.

Current customers include states, law enforcement agencies, highway authorities, parking system operators, private security companies, and wholesale and retail operations supporting logistics, quick service restaurants and customer loyalty programs. We have entered into licensing agreements with a number of multi-national parking, retailing and security systems providers and provide traffic safety systems for a number of municipalities in North America. Since the conversion of our sales methodology from perpetual licenses to software-as-a-service in the second quarter of 2019, we have signed subscription agreements with a number of municipalities and governmental agencies for the use of our products and services in North America and around the world. We continue to sell perpetual licenses on a limited basis to some of our customers. Through our eCommerce platform and recently initiated iOS and Android apps, we also are able to efficiently serve smaller businesses and individuals.

Vehicle Recognition Technology

A key capability of our core software is its ability to provide precision vehicle identification results with dramatically less expensive hardware, including its ability to be used with existing IP cameras and computer equipment. The software can also support lighter and smaller equipment that is more adaptable for use in mobile applications. This can change the economics and dynamics of an existing market, eliminating the need for more expensive RFID technology on toll roads, for example, or allowing smart city programs to incorporate vehicle recognition capabilities into their operations without replacing existing camera infrastructure. Thus, our core software has enabled us to develop products and service that address three traditional governmental concerns: safety, infrastructure, and revenue generation. In addition, our lower cost structure supports new applications of vehicle recognition capabilities, such as supporting retailers’ customer loyalty programs and facilitating user-controlled parking management, in combination with ingress and egress control, for small homeowner’s associations.

Most of the products and services we have developed are designed to exploit the unique capabilities of our core vehicle recognition software. Where competing systems have concentrated on identifying license plates, Rekor’s software is able to identify the make, type and color of a vehicle and its direction of travel, among other characteristics. These characteristics can be combined with other data and used to develop estimates of vehicle weight and emissions and provide alerts that are useful in traffic management, roadway design and maintenance and environmental assessments.

Government Agency Products and Services

Rekor’s product offerings for the government agency market include public safety, toll road, program compliance and parking products and services. Our public safety products include subscriptions for or purchases of an advanced line of camera systems that seamlessly captures and processes vehicle data. The cameras are housed in a sleek, durable enclosure that can be easily mounted to a building or pole and include software specially designed for the Rekor ScoutTM Platform, which identifies and captures red light and school safety zone traffic violations, provides forensic quality images and data and supports citation management services. The Rekor ScoutTM Platform provides accurate license plate and vehicle recognition on nearly any IP, traffic, or security camera and can be subscribed to separately for use with existing camera or sensor systems. Rekor ScoutTM displays results on a web-based dashboard that can be accessed from anywhere by any authorized user. The platform connects to the National Crime Information Center (“NCIC”) lists and permits the agency to establish customized hotlists with alerts, apply customized data retention policies and share data with other agencies. Rekor’s law enforcement products and services also include speed trailer and other mobile vehicle recognition devices, including Rekor Blue, a vehicle recognition smartphone application for law enforcement customers, that is projected to be released during 2021.

With the launch of our Rekor One™ platform, Rekor can now provide government agencies with a comprehensive vehicle intelligence system that supports multiple agency-specific missions. Rekor One™ allows our customers to create a unified system of sensors that simultaneously provides segmented roadway intelligence to a variety of agencies. With Rekor One™, an agency will be able to integrate their existing IP and traffic cameras into a smart multi-dimensional roadway network that can support long-range planning as well as provide quicker responses to dangerous situations. With user dashboards customized per department, each agency can access the information they need while maintaining full compliance with their individual security and privacy requirements. With six patents pending in conjunction with the development of Rekor One™, we are working to provide government agencies with significant improvements in the usability as well as the quality of vehicle recognition data. The patents cover areas that include privacy enhancements, data analytics, smarter image processing, advanced vehicle identification techniques, and the improved aesthetics of roadside equipment.

  AutoNotice™ is a cloud-based financial management application. AutoNotice™ provides a plate-based management account system that offers our customers a multi-tiered database that can assist with most record management operations. AutoNotice™ also provides application programming interface for third-party payment gateways for credit card transactions to accommodate both phone and web payments. AutoNotice™ can automatically record payments in the system and provide functionality to research, manage unapplied payments and reconcile receipts.

Most recently, our Rekor One™ platform was selected by the State of Oklahoma to provide vehicle information associated with uninsured motorists as part of the state’s UVED Program. Use of the Rekor One platform by Oklahoma’s UVED Program will help further the state’s mission to decrease the number of uninsured motorists on the road and keep matters out of the court systems. Rekor is committed to further these goals and facilitating the obtainment of fair insurance for motorists through timely notices and a streamlined process. We anticipate Oklahoma’s program and the integration of the Rekor One technology will inspire additional states to follow Oklahoma’s model to develop similar programs.

Another rapidly developing area that we expect to participate in is the implementation of “smart city” transportation management systems, including congestion pricing programs. In May of 2019, Rekor was selected by Nokia to provide vehicle recognition solutions for deployment within its Scene IoT analytics platform. This platform has been designed to analyze video from interconnected camera networks and detect anomalies that can be used by public agencies. We will be looking for opportunities to participate in the development of smart city systems in association with Nokia in other key participants in this burgeoning area.

Commercial Products and Services

Customized versions of Rekor Scout are also offered for the commercial market. The commercial versions of Rekor Scout include enabled specialized offerings for the parking, retail and community security markets. Products and services for the commercial market also include Rekor CarCheck. Rekor CarCheck provides an API that supports nearly any programming language, analyzes still images of vehicles from approximately 80 countries and responds in seconds with license plate data, as well as vehicle make, body type, and color. Rekor Go is an app available for iOS and Android devices that can instantly read license plates and receive alerts when identified vehicles appear on user generated lists. With a simple live video scan, anyone from a parking lot attendant to a school crossing guard can harness powerful license plate recognition and identify vehicles of interest in real-time using a smart phone.

In December 2020, we launched Rekor Go™, an application which brings the power of our license plate recognition technology to mobile devices. We believe the app, available on both iOS and Android, is the first on-device license plate recognition app that captures data while the user is still or moving, operating in real-time using the device’s live video stream. Captured plates are instantly compared to a user-generated list, shortening the time from capture to insight. If an approved or unapproved plate is detected, the app issues a real-time audible and physical alert. Rekor Go allows the user to manage alerts, review images of all reads, and export data that can be downloaded and shared. Rekor Go’s companion website also allows the user to create and upload bulk lists. A significant differentiator from other cloud-based license plate recognition apps is that Rekor Go does not need to be continuously connected and can be used in areas where Wi-Fi and cellular service is limited or unreliable. By accessing accurate and effortless license plate recognition on a smartphone, individuals and businesses can increase productivity and revenue and automate tasks in areas such as visitor management, parking operations (commercial and residential), campus and event security and asset location and recovery.

At the end of 2020, we had a portfolio of ten software subscription services available on the eCommerce platform and the new Rekor Go app, available for download in the App Store and on Google Play. This set of product offerings allows us to offer full-scale vehicle recognition solutions and services directly to public agencies and commercial or industrial businesses of nearly any size, as well as serve campus and residential settings.

Our Markets

 The markets for our products and services are diverse: toll collection and traffic management; parking management and enforcement; safe and smart cities and roadways programs; statewide vehicle compliance programs; government, military, corporate, community and personal security; wholesale and large retail logistics and customer loyalty programs, as well as public safety.

During the early stages of our business development, our efforts were concentrated primarily on public safety, security and surveillance, and parking management opportunities. We continue to grow our footprint in public safety, with the addition of major law enforcement customers in Lauderhill, Florida, Mt. Juliet, Tennessee and Collierville, Tennessee, while increasingly expanding our reach into non-traditional vehicle recognition areas such as statewide vehicle compliance, roadway intelligence, and customer loyalty. Recently, our Rekor One™ platform was selected by the State of Oklahoma to provide vehicle information associated with uninsured motorists as part of the state’s UVED Program. Use of the Rekor One platform by Oklahoma’s UVED Program will help further the state’s mission to decrease the number of uninsured motorists on the road and keep matters out of the court system. Rekor is committed to further these goals and is helping motorists obtain of fair insurance through timely notices and a streamlined process.

We anticipate Oklahoma’s program and the integration of the Rekor One technology will inspire additional states to follow Oklahoma’s model to develop similar programs. In Oklahoma and other states, opportunities exist to use the Rekor One platform well beyond insurance compliance, for a comprehensive roadway intelligence system that benefits multiple agencies within a state, including departments of transportation, public works, and law enforcement. By combining compliance modules with service modules, Rekor One provides both the technology for roadway monitoring as well as a source of revenue to fund the programs. Our vision is to provide a single network of sensors that achieve multiple missions, saving taxpayer dollars while making roadways safer and more efficient, and allow for future expansion as our AI software technology evolves.

Another rapidly developing area that we expect to participate in is the implementation of customer loyalty programs along with drive-through and curbside service for retail establishments. Our primary customer in this endeavor is MasterCard, who is seeking to expand its reach into quick service restaurants with AI-driven menu boards. Rekor provides the vehicle recognition component, which is synchronized with the menu board and customer loyalty program. MasterCard’s first pilot program customer is White Castle, where we installed our systems and software at a restaurant in Indiana. Additional pilot locations are planned for 2021, and we anticipate optimizing our software so that it can be utilized in a variety of retail applications. We believe that with COVID-19, there will be a permanent alteration in the habits of retail customers, who are now comfortable with contactless options, whether they are dining, shopping, or getting groceries. Our AI products and services are designed and prepared to support this market expansion.

Clients

Our clients in these markets include federal, state and local government entities worldwide, major retailers, private security companies, parking management companies, fast-food restaurant chains and logistics companies. We continue to explore new applications to further expand this growing client base.

Sales and Marketing

We offer our products and services in various markets through a combination of delivery mechanisms. For existing traffic safety clients, we provide full turnkey photo enforcement and citation management services, supported by the deployment of our hardware and software solutions. The programs are contracted directly with local and state government agencies. For vehicle recognition services, we offer a channel business partner program through a rapidly growing network of reseller partners. Customer agreements are typically attained through specific proposals we submit in response to government requests for proposal (“RFP”), or through reseller negotiations with commercial customers. Our resellers purchase hardware and software subscriptions from Rekor and resell them to their end-customers.

We maintain an in-house staff of channel partner managers, business development and proposal professionals who are responsible for identifying opportunities, finding and responding to RFPs, and growing and supporting our reseller network.

Our in-house proposal professionals focus on public sector-specific state, local and federal government agency-related procurement opportunities and also support our Partner Program by mining, researching and tracking of funded RFPs solicitation opportunities and capturing meaningful customer intelligence to develop successful bid solutions that support our objectives.

We launched the Rekor Partner Program (“Partner Program”) in January 2020 to establish a network of qualified and trusted business partners who help to deliver our products and services worldwide. The Partner Program is open to technology solution providers, resellers, and integrators who want to deliver world class vehicle recognition solutions to customers in multiple business segments. These segments include public safety, security and surveillance, electronic toll collection, parking operations, banking and insurance, supply chain logistics, traffic management, and retail customer experience. Each partner is carefully vetted and selected by Rekor based on several qualifying factors including industry expertise, customer outreach, financial stability, past history, and geographic footprint.

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

In October 2020, we launched an updated eCommerce platform to allow municipalities and businesses to conveniently purchase a full range of Rekor's high-value vehicle recognition solutions with just a credit card and a click. The eCommerce platform enables self-service sign up and a range of subscription options while also acting as a funnel directly to sales support if customers need more information. Our eCommerce platform also includes our first mobile ALPR application, Rekor Go. Rekor Go brings the power artificial intelligence driven vehicle and license plate recognition to the mobile devices of a broad array of commercial users. In January 2021, we began to establish our digital marketing channel to expand brand awareness and increase traffic to our eCommerce platform through digital media.

Competition

Our current emphasis is on products and services that include vehicle recognition features. There are currently many competitors who provide products and services of this type. Typically, these competitors provide camera systems that employ optical character recognition (“OCR”) software to analyze electronically captured images and produce license plate information. These competitors include divisions or subsidiaries of large multi-national companies, such as Siemens, Motorola, Leonardo, Bosch and Genetec. Other competitors who rely primarily on OCR include Alert Systems, Arvoo, CA Traffic, Clearview, HTS, Kapsh, MAV, Nexcom, ParkingEye, Petards, PIPS Technology, TagMaster and Tattle. Except in a very limited environment, traditional OCR based software systems rely on expensive specially designed cameras.

We believe that a competitive advantage of our core software is that it can produce highly accurate data using most of the IP cameras on the market today. Because our core software can successfully analyze images produced by the typically lower-cost cameras used in existing security and surveillance systems, it can be used to add vehicle identification functionality to those systems without the need to use specialized equipment. As a result, we are well positioned to serve this market and can currently provide operators of existing security systems significant advantages in accuracy, usability and price that provide us with a competitive edge. In some cases, however, we have licensed our products and services to some of the vehicle recognition competitors listed above for use in camera systems designed for specific applications. We intend to continue to license our software on a non-exclusive basis to competitors in the vehicle recognition industry.

Although we believe there is no competitor that provides a similarly accurate and cost-effective suite of products and services, we view our competition in the public safety and security areas as two distinct categories – traditional OCR-based ALPR companies and newer software-only companies, some merely deploying OCR based technology on newer IP cameras and others working to develop software using various AI processes. These “software only” companies include ARH, HIK Vision, Inex Tech, Ironyun Analytics, NDIRS, Neural Labs, Plate Smart and Sighthound. Our vehicle recognition software has been designed using an AI process commonly referred to as “machine learning” or more specifically “deep learning.” This process involves intensive analysis of large amounts of data using specialized neural network algorithms. For more than five years, our core software has been continuously updated through machine learning using millions of images from around the world. Direct comparisons or head-to-head competitive studies by several law enforcement customers and independent engineers have indicated that our software and systems have better capture rates and a greater degree of accuracy for license plate identification than other competitors. Another unique advantage of our software is that, in addition to country, state of origin and license plate number, it can identify in real-time the vehicle make, model, color, body type, and direction of travel.

Our services are increasingly being used in the electronic tolling industry. There are a number of large, well established multi-national electronic tolling services companies relying primarily on RFID technology that have large, long-term contracts which involve extensive infrastructure installations. In recent years, automated license plate reading systems have increasingly replaced manual toll taking for vehicles that are not equipped with RFID technologies compatible with the toll operator’s system. We believe that the level of accuracy that can be achieved with our core software provides us with a competitive edge in connection with this movement to replace manual systems. We also believe that direct vehicle recognition should ultimately be recognized as a more efficient and cost-effective means of toll collection than the use of RFID systems. We have recently introduced additional pricing tiers of our Rekor CarCheck product to accommodate the increased level of interest in leveraging our technology to address backlogs and streamline real-time processing. While we are not yet in a position to undertake a full-scale entry into this market, this recent growth is helping us to evaluate our options as to how best to proceed.

Competitive Strengths

In the public safety and vehicle recognition market, we believe we have, and can further develop, the following competitive strengths:

●
Higher Accuracy Rates for Vehicle Recognitions. Most vehicle recognition systems currently in place are accurate only within specified parameters of vehicle speed, viewing angles and lighting conditions. We believe our AI software achieves superior accuracy rates under broader parameters of vehicle speed, camera viewing angles and lighting conditions.

●
Ability to Detect Vehicle Make, Model, Body Type and Color. We believe the ability to determine the make, model, body type and color of a vehicle, in addition to the number and resident jurisdiction of a license plate, significantly enhances the value of our products and services as compared to systems that provide more limited recognition data and/or lower accuracy rates.

●
Functionality with any IP Cameras. The optical character recognition-based systems marketed by our competitors in the public safety and vehicle recognition market often require customized cameras, while our AI software supports images captured by almost any digital camera that provides images that can be sent over the internet. This allows us to create products and solutions using relatively inexpensive, consumer-grade, mass market components that are readily available, significantly smaller and lighter, and less expensive than products currently being used.

●
Increased Mobility. Because of the range and size of the cameras that can be used with our AI software, Rekor Recognition’s solutions have significant advantages for use in mobile applications, such as law enforcement vehicles.

●
On-device Processing for Smartphones. With the launch of Rekor Go, we believe we introduced the first on-device license plate recognition app for handheld devices, allowing the user to capture plates and receive real time alerts where Wi-Fi or cellular service is limited. We expect to bring this technology to additional industries, first with Rekor Blue™ for law enforcement in the first half of 2021. Rekor Blue will synchronize with our existing platforms, creating an expanded vehicle recognition ecosystem for law enforcement, and allow mobile video and image capture at much higher speeds.

●
Edge Processing. The Company’s technology delivers low latency alerting via defined edge processing with all computing outside the Cloud happening at the edge of the network, and more specifically in applications where real-time processing of data is required. Edge processing on “instant data” that is real-time data generated by sensors or users.

●
Cross Agency Functionality. The Rekor One platform will support multiple community safety, intelligent roadway and revenue generation activities. Rekor One will provide government agencies with a comprehensive vehicle intelligence system that supports multiple agency-specific missions. With Rekor One, governments will be able to leverage their existing IP cameras and transform them into a safe and smart multi-dimensional intelligent roadway network. By interfacing with multiple databases and operating systems, Rekor One can allow governmental units to observe security and privacy protocols and fractionalize costs based on relative end user value. Each participating agency receives a unique user interface and dashboard, which draws on Rekor One’s unified vehicle recognition intelligence to provide data customized to the agency’s specific needs. This will eliminate redundant systems and single function applications to help use public funds wisely.

Growth Strategies

Our vehicle recognition product portfolio sits at the intersection of the video surveillance, video management software and ALPR markets. We believe there are significant opportunities within these markets which could lead to the expansion our business. Growth in vehicle recognition is being driven by multiple government and law enforcement applications as well as a broad range of new applications, such as customer service, tolling and school security.

In addition, we believe that growth will be impacted by an increased demand for improvements in security, public safety and business intelligence that will in turn lead to increased spending in infrastructure, government spending on intelligent transportation systems, deployment of security and surveillance and traffic enforcement applications.

Rapid urbanization, increased globalization, and the increased awareness about the human impact on the planet are all driving factors for intelligent transportation and the smart highway market. Additionally, the growing trend toward the adoption of smart cities is also expected to expand the prospects for the smart highway market.

We plan to continue to pursue growth of our Rekor One™ platform across relevant systems to provide vehicle information to different state municipalities. The Rekor One platform can be shared among state agencies to support additional community safety, intelligent roadway and revenue generation activities. We will look to leverage our success with our Oklahoma UVED program to other state governments. Currently, Florida, Tennessee, New York and Texas have introduced legislation to authorize UVED, and other states may do the same as the program can be a significant source of new revenue for cash strapped state budgets.

We use AI to extract information about the movements of vehicles and other objects on the roadway for the purpose of enhancing safety, increasing operational efficiencies, reducing congestion and improving the environment—this is “AI with a purpose”. We believe we can play an important role in enabling intelligent roadways and smart cities.

These market trends create significant opportunities for us to expand our market presence while developing relationships with both new customers and expanding relationships with existing customers.

Our current emphasis on growth is to concentrate available resources on expanding sales of products and services that exploit the competitive advantages of our vehicle recognition and edge processing technology. In particular, we are working to further develop our existing cloud-based subscription services for smaller clients and to license our technology to original equipment manufacturers and large government and commercial customers for use with new and existing security, logistics, traffic management, vehicle location and customer loyalty systems.

As we work to develop our sales and marketing capabilities, we expect our efforts with respect to products and services to be concentrated principally on subscription-based solutions.

We may also use a portion of our cash on hand and common stock for acquisitions or strategic investments in complementary businesses, products, services, or technologies, including companies that might benefit from the use of our technology. However, we do not have agreements or commitments to enter into any such acquisitions or investments at this time. We are looking to be a leader in the industry through organic growth and accelerate our growth and expand our capabilities through strategic mergers and acquisitions.

Our History

Rekor Systems, Inc., a Delaware corporation, formerly known as Novume Solutions, Inc. (“Novume”), was formed in February 2017 to effectuate the mergers of, and become a holding company for KeyStone Solutions, Inc. (“KeyStone”) and Rekor Recognition Systems, Inc. (“Rekor Recognition”), formerly known as Brekford Traffic Safety, Inc. (“Brekford”).

Our services are currently provided through wholly owned subsidiaries: Rekor Recognition and as of March 12, 2019, OpenALPR Software Solutions, LLC (“OpenALPR”).

Previously, we provided professional services and staffing solutions to the government contracting and the aerospace and aviation industries through our Professional Services Segment. The Professional Services Segment included our wholly owned subsidiaries AOC Key Solutions Inc. (“AOC Key Solutions”), Global Technical Services, Inc. (“GTS” or “TeamGlobal”), Firestorm Solutions, LLC (Firestorm Solutions”) and Firestorm Franchising, LLC (“Firestorm Franchising” and, together with Firestorm Solutions, “Firestorm”). As part of the development of a new line of products for the public safety and security markets, we determined that our resources were best concentrated on vehicle recognition products and services and began to consider dispositions in our Professional Services Segment. Concurrently, we reorganized and retooled our product development, business development and administrative resources to better serve our Technology Segment. On April 2, 2020, we sold AOC Key Solutions. As of June 29, 2020, we sold Team Global and determined that all the remaining operations that comprised our Professional Services Segment met the criteria to be presented as discontinued.

During 2019, we also disposed of or discontinued our Firestorm operations. On June 1, 2019, we sold all the interest we had acquired in Secure Education, LLC, which we acquired on January 1, 2018, and discontinued operations of BC Management. In connection with these actions we recognized a write-off of intangible assets of $242,000. In addition, in June 2019, we discontinued the operations of Firestorm Franchising, resulting in a write-off of an additional $1,310,000 in intangible assets related to Firestorm in the second quarter of 2019.

Acquisitions

On March 12, 2019, we completed the OpenALPR Technology Acquisition.

Additional information concerning the OpenALPR Technology Acquisition and the restructuring of Firestorm is provided in this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

 Reportable Segments

As part of our strategic shift, all operations related to the Professional Services segment have been classified as discontinued operations. As of January 1, 2020, we have one reportable segment. Continuing operations are all operations that previously were reported as part of the Technology Segment.

Employees

As of February 28, 2021, Rekor had 109 employees, of which 108 were full time and one was considered part-time. We consider our employee relations to be good. To date, we have been able to locate and engage highly qualified employees as needed and do not expect our growth efforts to be constrained by a lack of qualified personnel. We will continue to engage additional highly qualified personnel for our public safety and vehicle recognition markets.

Seasonality

We generate revenues from licensing and subscriptions to our and products and services. Therefore, we do not currently anticipate significant seasonality impact on our revenues. Should our penetration of tolling and other markets involving per recognition fees expand, we would expect to become more subject to seasonal traffic patterns.

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

For the year ended December 31, 2020, we had a loss from continuing operations of $13,962,000. We cannot assure that we will be profitable in the future or that our financial performance will sustain a sufficient level to completely support operations. Our ability to become profitable in future periods could be impacted by government activity and regulation, economic instability and other items that are not in our control, including the continuing effects of the COVID-19 pandemic as discussed below. A significant portion of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short-term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. In addition, we have experienced and expect to continue to experience significant expenses related to acquisitions and the development of new products and services. Our strategic transition to a technology based company focused on vehicle recognition systems will require us to generate sufficient new revenues from the vehicle recognition market to support our business plan while continuing to operate as a public company. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund operations and achieve our business plan and could cause the market price of our common stock to decline.

We have not been a leading provider of public safety products and services in the past and do not have the level of established contacts and existing business relationships that some of our competitors have.

Although it is growing, our presence in the public safety, transportation and parking markets has been limited. As a result of this, although we believe our products and services have significant competitive advantages, we may encounter difficulties in establishing widespread market acceptance of our products in various markets and regions. Early successes in penetrating these markets and regions may not be able to be sustained once our ability to compete with our more established competitors comes to their attention. They may seek to develop more competitive products before their existing contracts expire, reduce prices, use to advantage their past association as a trusted provider and their superior financial and marketing resources and use other stratagems to this competitive advantage, which could significantly impact our ability to continue to grow.

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

Our capital requirements will depend on many factors, including, but not limited to: our ability to increase revenue, reduce net losses or generate net income; market acceptance of our services, and the overall level of sales of our services; our need to respond to technological advancements and our competitors’ introductions of new products, services or technologies; our ability to control costs; promptness of customer payments; our ability to successfully negotiate arrangements with credit providers; and enhancements to subsidiaries’ infrastructure and systems.

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

We must continue to attract a large number of customers on a cost-effective basis. We rely on a variety of marketing methods to attract new customers to our services. Our ability to attract new customers also depends on the competitiveness of the pricing of our products and services. If our current marketing initiatives are not successful or become unavailable, if the cost of such initiatives were to significantly increase, or if our competitors offer similar products or services at lower prices, we may not be able to attract new customers on a cost-effective basis and, as a result, our revenue and results of operations would be adversely affected.

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

Our sales cycles for commercial and government clients can be long, unpredictable and require considerable time and expense, which may cause our operating results to fluctuate.

The timing of our revenue from sales to commercial and government clients is difficult to predict. These efforts require us to educate our clients about the use and benefit of our services, including the technical capabilities and potential cost savings to an organization. Commercial clients typically undertake a significant evaluation and pilot testing process that has in the past, resulted in lengthy sales cycles, typically several months. We spend substantial time, effort and money on our commercial sales efforts without any assurance that these efforts will produce any sales. In addition, subscriptions are frequently subject to budget constraints and unplanned administrative, processing and other delays. If sales expected from a specific client for a particular reporting period are not realized in that period or at all, our results could fall short of expectations and our business, operating results and financial condition could be adversely affected.

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

We may not be able to capitalize on potential emerging market opportunities and new products and services that we introduce may not generate the revenue and earnings we anticipated, which may adversely affect our business.

Our business strategy involves identifying emerging market opportunities where we can capitalize on successfully developing and introducing new products and services or enhancing existing products and services to address those market opportunities. We have made, and expect to continue to make, investments in research and development in an effort to capitalize on potential emerging market opportunities that we have identified in the public safety, program compliance and vehicle recognition markets. Emerging markets and opportunities often take time to fully develop, and they attract a significant number of competitors. If the emerging markets we have targeted ultimately fail to materialize as we or others have anticipated or if potential clients choose to adopt solutions offered by our competitors rather than our own solutions, we may not be able to generate the revenue and earnings we anticipated, and our business and results of operations would be adversely affected.

Industry consolidation may result in increased competition.

Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships to offer a more comprehensive service than they had offered individually. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships or strategic relationships. We expect these trends to continue as companies attempt to strengthen or maintain their market positions. Many of the companies driving this trend have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary services and technologies. Such combinations and realignments may create more compelling service offerings or offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or service functionality. These pressures could result in a loss of customers, reduction in revenues or limitation on our ability to grow.

We may not be able to respond to rapid technological changes in time to address the needs of our customers, which could have a material adverse effect on our sales and profitability.

The cloud-based services and AI based product markets in which many of our products and services compete are characterized by rapid technological change, the frequent introduction of new products and services and evolving industry standards. Our ability to remain competitive will depend in large part on our ability to continue to enhance our existing products and services and develop new service offerings that keep pace with these markets’ rapid technological developments. Additionally, to achieve market acceptance, we must effectively anticipate and offer products and services that meet changing client demands in a timely manner. Clients may require features and capabilities that our current products and services do not have. If we fail to develop products and services that satisfy customer requirements in a timely and cost-effective manner, our ability to renew subscriptions with existing clients and our ability to create or increase demand for our products and services will be harmed, and our revenue and results of operations would be adversely affected.

The success of our business will depend, in part, on the continued services of certain key personnel and our ability to attract and retain qualified personnel.

The success of our business will depend, in part, on the continued services of certain members of our management. In particular, the loss of the services of Robert A. Berman, as Executive Chairman and Chief Executive Officer and a director and Matthew Hill, our Chief Science Officer, could have a material adverse effect on our business, results of operations, and financial condition. Our inability to attract and retain qualified personnel could significantly disrupt our business.

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

Uncertainties about the effect of our recent and planned acquisitions on employees and customers may have an adverse effect on our Company. These uncertainties may impair our ability to attract, retain and motivate key personnel for a period of time after the acquisitions, and could cause customers, suppliers and others that deal with us to seek to change existing business relationships with us, which may have an adverse effect on our Company. Employee retention may be particularly challenging, as employees may experience uncertainty about their future roles with the Company.

The achievement of the benefits expected from integration of acquired companies may require us to incur significant costs. The incurrence of any such costs, as well as any unexpected costs or delays, in connection with such integration, could have a material adverse effect on our business, operating results or financial condition.

Our strategic transition to primarily a technology based business focused on vehicle recognition systems and intelligent roadways entails a number of risks, including but not limited to our ability to generate sufficient revenue and cash flow to successfully execute our business plan and cover administrative expenses.

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

We may issue notes or other debt securities, or otherwise incur substantial additional debt which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in the Company.

The anticipated cash needs of our business could change significantly as we pursue business opportunities, if our business plans change, if economic conditions change from those currently prevailing or from those now anticipated or if other unexpected circumstances arise that may have a material effect on the cash flow or profitability of our business. If we require additional capital resources to grow our business, either internally or through acquisition, we may need to seek to secure additional debt financing. We may not be able to obtain financing arrangements on acceptable terms or in amounts sufficient to meet our needs in the future.

The incurrence of debt could have a variety of negative effects, including: risk of default and foreclosure on our assets if our operating revenues are insufficient to repay our debt obligations; acceleration of our obligations to repay the indebtedness and increased interest payments if we breach covenants that include the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant; and limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

We have derived working capital for our operations primarily through cash from operating activities from our subsidiaries, issuance of debt, the sale of non-core subsidiaries, the sale of assets and the sale of our equity. We believe that our current sources of capital are adequate to meet our working capital needs. However, our available sources of capital are limited. If our working capital needs increase in the future, we may be forced to seek additional sources of capital, which may not be available on commercially reasonable terms.

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

We may not qualify for forgiveness of our PPP Loans. We face risks associated with such PPP Loans.

On May 26, 2020, the Company entered into a loan agreement with Newtek Small Business Finance, LLC, which provides for a loan in the principal amount of $221,000 (the “Rekor PPP Loan”) pursuant to the Paycheck Protection Program under the CARES Act. The Rekor PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. On June 3, 2020, the Company's wholly owned subsidiary, Rekor Recognition Systems, Inc., entered into a loan agreement with Newtek Small Business Finance, LLC, which provides for a loan in the principal amount of $653,000 (the “Rekor Recognition PPP Loan”) pursuant to the Paycheck Protection Program under the CARES Act. The Rekor Recognition PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The Rekor PPP Loan and the Rekor Recognition PPP Loan (collectively the “Loans”) may be prepaid at any time prior to maturity with no prepayment penalties. The Loans contain events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the Loan Notes may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company believes it used the entire amount of the Loans for qualifying expenses and will apply for forgiveness of the Loans in accordance with the terms of the CARES Act.

Notwithstanding that, the Company may not qualify for forgiveness of the Loans in whole or part and may be required to repay such Loans in full. With respect to any portion of the Loans that are not forgiven, the Loans will be subject to customary provisions for Loans of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the PPP Notes and cross-defaults on any other loan with the PPP Lender or other creditors. In the event the Loans are not forgiven, the debt service payments on such Loans may negatively affect our ability to grow our operations, service other debt and/or pay our expenses as they come due. Furthermore, any default under the Loans may require us to pay a significant amount of our available cash and/or cash flow to service such debt, which could have a material adverse effect on our operations. Any failure of the Loans to be forgiven pursuant to their terms, and/or our requirement to repay the Loans in whole or part, could cause the value our common stock to decline in value. Separately, we face risks associated with the fact that the Treasury Department and a House oversight subcommittee has recently requested that certain large public companies return prior PPP Loans which have been obtained by such public companies and former Treasury Secretary Steven Mnuchin warned that public companies receiving loans over $2 million would be audited and could have potential criminal liability if their certifications (required to obtain such loans) were untrue. As a result, we could face penalties in connection with the Loans and/or negative reactions from the public associated with our Loans, either of which could cause the value of our common stock to decline in value.

Improper disclosure of confidential and personal data could result in liability and harm to our reputation.

Our handling and storage of the data we collect from some of our customers, vendors and employees, and our processing of data, which may include confidential or personally identifiable information, through the services we provide, may be subject to a variety of laws and regulations, which have been adopted by various federal, state and foreign governments to regulate the collection, distribution, use and storage of personal information of individuals. Several foreign countries in which we conduct business, including the European Economic Area (“EEA”) and Canada, currently have in place, or have recently proposed, laws or regulations concerning privacy, data protection and information security, which are more restrictive than those imposed in the United States. Some of these laws are in their early stages and we cannot yet determine the impact these revised laws and regulations, if implemented, may have on our business. However, any failure or perceived failure by us to comply with these privacy laws, regulations, policies or obligations or any security incident that results in the unauthorized release or transfer of personally identifiable information or other customer data in our possession, could result in government enforcement actions, litigation, fines and penalties and/or adverse publicity, all of which could have an adverse effect on our reputation and business.

For example, the EEA wide General Data Protection Regulation (“GDPR”) became applicable on May 25, 2018, replacing the data protection laws of each EEA member state. The GDPR implemented more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements to erase an individual’s information upon request, mandatory data breach notification requirements and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. It also significantly increases penalties for non-compliance, including where we act as a service provider (e.g. data processor). If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines, for example, of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) under the GDPR, or other liabilities, as well as negative publicity and a potential loss of business.

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

The needs of our clients change and evolve regularly. Accordingly, our success depends on our ability to develop products and services that address these changing needs of our clients, and to provide people and technology needed to deliver these services and solutions. In order to compete effectively in our markets, we must target our potential customers carefully, continue to improve our efficiencies and the scope and quality of our services, and rely on our service quality, innovation, and client relations to provide services on a cost-effective basis to our clients. Our competitors may be able to provide clients with different or greater capabilities or technologies or better contract terms than we can provide, including technical qualifications, past contract experience, geographic presence, price and the availability of qualified professional personnel.

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

Additionally, during economic downturns government agencies and companies may slow the rate at which they pay their vendors, or they may become unable to pay their obligations. If our customers become unable to pay amounts owed to us, or pay us more slowly, then our cash flow and profitability may suffer significantly.

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

We provide workers’ compensation insurance for our employees and temporary workers and are contractually obligated to collateralize our workers’ compensation obligations under our workers’ compensation program through irrevocable letters of credit, surety bonds or cash. A significant portion of our workers’ compensation program renews annually on September 29th of each year, and as part of the renewal, could be subject to an increase in collateral. In addition, collateral requirements can be significant and place pressure on our liquidity and working capital capacity. Further, we cannot be certain we will be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies will be available on commercially reasonable terms. Depending on future changes in collateral requirements, we could be required to seek additional sources of capital in the future, which may not be available on commercially reasonable terms, or at all. The loss of our workers’ compensation insurance coverage would prevent us from doing business in the majority of our markets.

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

We may be limited in the portion of net operating loss carry forwards that we can offset future taxable income for U.S. federal and state income tax purposes. As of December 31, 2020, we had gross federal and state net operating loss carryforwards, or NOLs, of approximately $33,787,000 and $26,435,000, net of federal tax effect, respectively. A lack of future taxable income could adversely affect our ability to use these NOLs. In addition, future changes in our stock ownership, including through acquisitions, could result in ownership changes under Section 382 of the Internal Revenue Code and may result in a limitation on the amount of NOL carry forwards that could be used annually to offset future taxable income and taxes payable. Our NOLs at December 31, 2020 may also be impaired under similar provisions of state law, and may expire unused or underused, which would prevent us from using our NOL carry forwards to offset future taxable income.

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

Rekor is unable to predict the extent to which the global COVID-19 coronavirus pandemic may adversely impact our business operations, financial performance, results of operations and stock price.

The COVID-19 coronavirus pandemic and efforts to control its spread have significantly curtailed the movement of people, goods and services worldwide, including in many of the regions in which we sell our products and services and conduct our business operations. The magnitude and duration of the resulting decline in business activity cannot currently be estimated with any degree of certainty and threatens to (1) negatively impact the demand for our products and services, especially in those locations subject to “shelter in place” restrictions or similar government orders, (2) restrict our sales operations and marketing efforts, and (3) disrupt other important business activities in our various locations, some of which are also in areas affected by COVID-19. For example, in response to the COVID-19 pandemic, certain industry events at which we present and participate certain customer events have been canceled, postponed or moved to virtual-only experiences; we are encouraging all of our employees to work remotely; and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future. Additionally, we may see our services carrying less revenue-generating traffic in areas subject to “shelter in place” restrictions or related government orders as the population of those areas refrain from traveling and normal commerce activities. Accordingly, we expect the COVID-19 pandemic to potentially have a negative impact on our sales and our results of operations in those areas adversely affected by COVID-19, the size and duration of which we are currently unable to predict. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital.

Risks relating to our common stock

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

As of March 12, 2021, we have a total of 40,804,219 shares of common stock outstanding and 768,140 warrants. Based on shares outstanding as of March 12, 2021, 9,711,539 shares of common stock, or 23.8%, are held by our officers, directors and their affiliated entities, and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, 1,673,333 shares of our common stock that are subject to outstanding options, restricted stock units and warrants as of March 12, 2021, will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, and Rules 144 and 701 under the Securities Act.

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

As of March 12, 2021, our executive officers, directors, five percent or greater stockholders and their respective affiliates owned in the aggregate approximately 23.8% of our common stock.

These stockholders have the ability to influence us through this ownership position and may have a determining role in matters requiring stockholder approval. For example, these stockholders may be able to ultimately determine elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

We are a “smaller reporting company” and, as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies, our common stock may be less attractive to investors.

We are currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company,” and have had annual revenues of less than $100 million and public float of less than $700 million during the most recently completed fiscal year. As a “smaller reporting company,” we are subject to lesser disclosure obligations in our SEC filings compared to other issuers. Specifically, "smaller reporting companies" are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited consolidated financial statements in annual reports. Decreased disclosures in our SEC filings due to our status a “smaller reporting company” may make it harder for investors to analyze our operating results and financial prospects.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

Our principal executive offices are located at 7172 Columbia Gateway Drive, Suite 400, Columbia, Maryland 21046. We do not own any real property. We currently operate out of three leased locations and our lease terms range from month-to-month to multiyear commitments. We do not consider any of our leased properties to be materially important to us. While we believe it is necessary to maintain offices through which our services are coordinated, we feel there are sufficient available office rental properties to adequately serve our needs should we need to relocate or expand our operations.

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

Following an initial amended complaint, answer and counterclaims, and defendants’ motion for judgment on the pleadings, on January 30, 2020, we filed a Second Amended Complaint, which the Firestorm Principals answered together with counterclaims on February 28, 2020.  Thereafter, on March 30, we moved to dismiss certain counterclaims against certain executives named as counterclaim-defendants, which resulted in the Firestorm Principals voluntarily dismissing those counterclaims against those parties.  We thereafter filed our response and affirmative defenses to the Counterclaims on April 22, 2020.  On April 27, 2020, the Firestorm Principals filed a Motion for Partial Judgment on the Pleadings, which we have opposed.  In addition, on December 9, 2019, the Firestorm Principals filed a motion for an interim award of expenses and attorney’s fees.  The Court denied the Firestorm Principals’ fee advance motion.

In the year 2020, the Firestorm Principals filed suit in New York Supreme Court against directors of the Company, alleging breach of fiduciary duty and libel.  We believe that these suits are without merit and intend to vigorously litigate this matter.

At this stage of these litigations, we are unable to render an opinion regarding the likelihood of a favorable outcome.  We intend to continue vigorously litigating its claims against the Firestorm Principals and believe that the Firestorm Principals’ remaining counterclaims and suits against Rekor directors and officers are without merit.

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

On September 8, 2020, we filed a Petition for Inter Partes Review at the U.S. Patent and Trademark Office’s Patent Trial and Appeal Board (“PTAB”) requesting that the PTAB review and find unpatentable certain claims of the patent asserted by Vigilant.

In November of 2020, we and Vigilant Solutions, LLC agreed to resolve the district court litigation and Inter Partes Review action between the parties pursuant to a confidential settlement agreement. None of the obligations imposed by that confidential settlement agreement are material to the Company.

On January 31, 2020, our wholly owned subsidiary, OpenALPR, filed a complaint in the US District Court for the Western District of Pennsylvania against a former customer, Plate Capture Solutions, Inc. (“PCS”) for breach of software license agreements pursuant to which software was licensed to PCS. On June 14, 2020, PCS filed its operative answer to the Complaint.  On June 21, 2020, PCS filed a motion to join us and another entity, OpenALPR Technology, Inc., as parties to the litigation and made claims against them for defamation, fraud and intentional interference with existing and future business relationships. On July 13, 2020, OpenALPR filed an opposition to the motion for joinder. On November 23, 2020, the Court denied PCS’s Motion for Joinder with prejudice. The case is currently proceeding between OpenALPR and PCS only and is still in its early stages. Rekor believes that OpenALPR has substantial defenses to the claims and intends to vigorously defend the allegations of those claims.

On September 18, 2020, Fordham Financial Management, Inc. (“Fordham”) commenced a lawsuit against us in the Supreme Court for the State of New York, New York County. Fordham alleges that we breached an underwriting agreement with it. Fordham has brought claims for breach of contract, a declaratory judgment, and attorneys’ fees and expenses, and seeks damages. The Complaint was served to us on September 25, 2020. The parties have agreed to extend our time to respond to the Complaint until March 25, 2021 and have agreed that if we file a motion to dismiss, such motion will be fully briefed and returnable on May 25, 2021 if not further extended. The parties engaged in a private mediation on February 24, 2021 but were unable to reach settlement.

At this stage of the Fordham litigation, we are unable to render an opinion regarding the likelihood of a favorable outcome. We intend to vigorously litigate this action and believes that the claims asserted are without merit.

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

Holders

As of February 28, 2021, there were 66 registered holders of record of our common stock, excluding stockholders for whom shares are held in “nominee” or “street name.” The actual number of common stockholders is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently do not anticipate paying any cash dividends for the foreseeable future. Instead, we anticipate that all of our earnings will be used to provide working capital, to support our operations, and to finance the growth and development of our business, including potentially the acquisition of, or investment in, businesses, technologies or products that complement our existing business. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including, but not limited to, our future earnings, capital requirements, financial condition, future prospects, applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits and other factors our Board of Directors might deem relevant.

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

Note Exchange Agreement

In an agreement reached on June 30, 2020, the 2019 Lenders of the 2019 Promissory Notes agreed to a redemption of approximately 77% of the remaining principal balance of the 2019 Promissory Notes as of June 30, 2020. Per the Exchange Agreement, $17,398,000, was redeemed in exchange for 4,349,497 shares of the Company’s common stock, at a rate of $4 per share (the “Note Exchange”). At the time of the Exchange Agreement the net amount of long-term debt redeemed for common stock was $14,688,000, this included the existing principal balance subject to conversion, the portion of the exit fee associated with the notes subject to conversion, offset by the portion of unamortized issuance costs associated with the notes subject to conversion. There was also $226,000 related to the paid-in-kind (“PIK”) interest associated to the notes subject to conversion that was exchanged as part of the Exchange Agreements. The difference between the market value of the shares issued and the net carrying amount of the obligations above, was recorded as part of debt extinguishments costs in the accompanying consolidated statement of operations.

On July 15, 2020, we completed the Note Exchange by issuing its common stock to the 2019 Lenders in connection with the Note Exchange Transaction in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

At-the-Market Agreement

Sales of our common stock under the Sales Agreement were issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No 333-224423), previously filed with the Securities and Exchange Commission (“SEC”) on April 24, 2018 and declared effective by the SEC on April 30, 2018. For the year ended December 31, 2020, based on settlement date, we sold 5,216,562 shares of common stock at a weighted-average selling price of $5.92 per share in accordance with the Sales Agreement. Net cash provided for the year ended December 31, 2020 from the Sales Agreement was $29,930,000 after paying 3.0% or $926,000 related to cash commissions provided to B. Riley FBR.

On September 21, 2020, we elected to voluntarily terminate our Sales Agreement with B. Riley FBR pursuant to the terms of the Sales Agreement. As of the termination date, we had offered and sold an aggregate of 6,509,202 shares of common stock pursuant to the Sales Agreement, which resulted in aggregate gross proceeds of $34,154,000.

Increase in Authorized Shares

On January 28, 2020, the Board of Directors of the Company adopted resolutions of the Board to ratify, approve and recommend stockholder approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation, to increase the authorized number of shares of the Company’s common stock, par value $0.0001 per share, from 30,000,000 to 100,000,000 (“the Amendment”). On February 21, 2020, we received approval of the Amendment by written consent in lieu of a meeting from the holders of a majority of issued and outstanding shares of the Company’s common stock. On March 18, 2020, the amendment became effective upon filing the Certificate of Amendment with the Secretary of State of Delaware.

Public Offering

On February 9, 2021, we issued and sold 6,126,936 shares of our common stock (which includes 799,166 shares of common stock sold pursuant to the exercise of an overallotment option). The net proceeds to the Company, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $70.1 million. The shares were sold pursuant to an underwriting agreement with B. Riley Securities, Inc. and Lake Street Capital Markets, LLC, as representatives of the several underwriters named therein and our shelf registration statement on Form S-3 (Registration Statement No. 333-224423) filed by the Company with the Securities and Exchange Commission (the “SEC”) that became effective on April 30, 2018. On February 4, 2021, a prospectus supplement and accompanying prospectus were filed with the SEC in connection with the offering and a related registration statement (File No. 333-252735) was filed pursuant to Rule 462(b) promulgated under the Securities Act.

Automatic Conversion of Series A Cumulative Convertible Redeemable Preferred Stock and Series B Cumulative Convertible Redeemable Preferred Stock

As a result of the closing of the Public Offering, all of our issued and outstanding Series A Cumulative Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) and Series B Cumulative Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) were automatically converted pursuant to their respective terms into an aggregate of 1,416,785 shares of our common stock. As a result of the automatic conversion of the Series A Preferred, the Series A Preferred will no longer be quoted on the OTC Pink. The Series B Preferred was not quoted on any trading market.

Use of Proceeds

We have generated losses since our inception in February 2017 and have relied on cash on hand, external bank lines of credit, short-term borrowing arrangements, issuance of debt, the sale of a note, sale of our non-core subsidiaries, and the sale of common stock to provide cash for operations. We attribute losses to financing costs, public company corporate overhead, lower than expected revenue, and lower gross profit of some of our subsidiaries. Our proceeds have been primarily used for research and development and sales and marketing expenses related to new product development and our strategic shift to develop and promote capabilities of our technology offerings.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in this Annual Report and the historical financial statements of Rekor Systems, Inc., and the related notes thereto.

Overview

We are a leader in the field of vehicle identification and intelligent roadway management systems developed to exploit the benefits of recent advances in artificial intelligence (“AI”). In development for over six years using deep learning algorithms, our core proprietary software enables the creation of more powerful and capable vehicle recognition systems that can be deployed at a fraction of the cost of traditional legacy systems. The software provides a wider field of view, greater light sensitivity and recognitions at faster speeds and with higher accuracy rates. It also includes the ability to identify the color, make and body type of a vehicle and its direction of travel. These capabilities are particularly useful to governmental entities and businesses in solving a wide variety of real-world vehicle related operational challenges. In addition, the ability to enhance existing Internet Protocol (“IP”) connected cameras has enabled significant new uses for vehicle recognition technology that were not previously available or cost effective. We currently provide products and services for governmental organizations, for large and small businesses and for individuals throughout the world. Customers currently use our products or services in approximately 80 countries in applications that include public safety, security, customer experience, transportation, parking, operational efficiencies and logistics.

Rekor’s vision is to enable “AI Driven Decisions” by enhancing the capabilities in commercial and government sectors with actionable, real-time insights. We deliver these insights through an expanding software portfolio that is being designed not only to address the challenges our customers are currently facing but empowers them to effectively deal with their evolving needs.

General

The information provided in this discussion and analysis of Rekor’s financial condition and results of operations covers the years ended December 31, 2020 and 2019. During 2019, we completed the acquisition of certain assets and assumed certain liabilities of OpenALPR Technology, Inc. (the “OpenALPR Technology Acquisition”). During 2020 we sold our fully owned subsidiaries AOC Key Solutions Inc. (“AOC Key Solutions”) and Global Technical Services Inc. (“TeamGlobal”). As a result of the dispositions, we determined in 2020 that all the remaining operations that comprised our Professional Services Segment met the criteria to be considered discontinued and they are no longer presented as continuing operations.

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

Acquisitions and Dispositions

On March 12, 2019, we completed the OpenALPR Technology Acquisition for an aggregate purchase price of $12,397,000, consisting of $7,000,000 in cash, $5,000,000 related to the issuance of note payable and $397,000 of stock consideration.

On June 1, 2019, we sold all the interest we had acquired in Secure Education Consultants, LLC, which we acquired on January 1, 2018. At that time, we also discontinued operations of BC Management.

On April 2, 2020, we sold AOC Key Solutions for an aggregate purchase price of $4,000,000, consisting of $3,400,000 in cash and a subordinated promissory note in the amount of $600,000.

On June 29, 2020, we sold TeamGlobal for an aggregate purchase price of $4,000,000, consisting of $2,300,000 in cash and a secured promissory note in the amount of $1,700,000.

Opportunities, Trends and Uncertainties

We look to identify the various trends, market cycles, uncertainties and other factors that may provide us with opportunities and present challenges that impact our operations and financial condition from time to time. Although there are many that we may not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by the following:

●
AI for the Roadway – We believe that the application of AI to the analysis of roadway conditions will significantly affect vehicular travel in the future by assisting in the intelligent optimization of traffic flows and the identification of anomalous and unsafe movements – e.g. wrong way vehicles, stopped vehicles, or/and pedestrian on the roadway. Marketers and drive-thru retailers with loyalty programs can also benefit from rapid, lower cost identification of existing and potential customers in streamlining and accelerating vehicular flow.

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

●
Edge Processing – Demand for actionable roadway information continues to grow in parallel with camera resolutions. Over the last several decades, cameras have evolved from 25K pixels to 8.3 million pixels and beyond, with each advancement unlocking new capabilities thereby fueling growth. Further, cellular networks are optimized for downloading data not for uploading data, and while speeds have improved over time, what amounts to large infrastructure changes has resulted in relatively small improvements to cellular upload speeds.  With road-side deployments experiencing explosive growth in count and density, scalability has become an obstacle for competition in the market.  All of these factors mean that scalability, latency and bandwidth concerns require edge processing which are enabled by the continued growth of the increasingly effective graphic processing units and continual improvements in efficiency of our AI algorithms. Edge processing ingests local high definition (“HD”) video streams and converts the raw video data to text data, thus reducing the volume of data that needs to be transferred. Edge processing allows massive scale without the bandwidth, cost, latency and dependability limitations that would be experienced with a streaming to the cloud solution.

●
Adaptability of the Current ALPR Market – We have made a considerable investment in our advanced vehicle recognition systems because we believe their increased accuracy, affordability and ability to capture additional vehicle data will allow them to compete effectively with existing providers. Based on published benchmarks, our software currently outperforms competitors in almost every metric. However, large users of existing ALPR technology, such as toll roads, have long-term contracts with service providers that have made considerable investments in their existing technologies and may not consider the improvements in accuracy or reductions in cost sufficient to justify abandoning their current systems in the near future. In addition, existing providers may be able to reduce the cost of their current offerings or elect to reduce prices and accept reduced profitability while working to develop or secure their own advanced vehicle recognition systems. As a result, our success in establishing a major position in these markets will depend on being able to effectively communicate our presence, develop strong customer relationships, and maintain leadership in providing the capabilities that customers want. As with any large market, this will require considerable effort and resources.

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

●
Expansion of Automated Enforcement of Motor Vehicle Laws – We believe that future legislation will allow for automated enforcement of motor vehicle regulations, including insurance requirements, to be expanded as the types of violations authorized for automated enforcement increase and experience provides localities with a better understanding of the circumstances where automated enforcement is beneficial. For example, there are now 17 states that allow for the automatic enforcement of violations by vehicles that pass a school bus displaying its flashing red lights and a stop sign. In addition, due to high rates of fatalities and injuries to law enforcement and other emergency response crews on roadsides, several states are considering authorizing automated enforcement of violations where motorists fail to slow down and/or move over for emergency responders and law enforcement vehicles at the side of the road. Legislative implementation is a deliberative and necessarily time-consuming process. However, as states expand auto enforcement, the market for our products and services should increase and broaden in the public safety market.

●
Increasing Smart City Market – Nokia has approved the use of our OpenALPR software for its smart city offerings. In the smart cities’ market, real-time vehicle recognition technologies are widely used for traffic management and public safety. As a result, we expect to benefit from the growth of this market.

●
Accelerated Business Development and Marketing – Our ability to compete in a large, competitive and rapidly evolving industry will require us to achieve and maintain a leadership position. As a result, we have accelerated our business development marketing and eCommerce activities to increase awareness and market adoption of our new technology and products within the market. We anticipate that an increased presence in the market, the continued development of strategic partnerships and other economies of scale will significantly reduce the level of costs necessary to support sales of our products and services. However, the speed at which these markets grow to the degree of which our products and services are adopted is uncertain.

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

●
Pressure on Government Budgets – In addition to the COVID-19 crisis crippling businesses revenues, it has caused significant strain on government budgets. With less money to spend and more need for resources, government agencies need affordable, effective, and scalable solutions for revenue recovery and discovery. With subscription pricing and a roadway intelligence platform that accomplishes multiple agency missions from a single camera source, we are uniquely positioned to provide agencies force-multiplying tools when money and man-power are limited. Agencies can be better positioned to identify vehicle registration fee avoidance, enforce parking and find scofflaws, aid motorists in acquiring valid insurance, and dynamically price tolls based on traffic flow. In addition, states adopting UVED programs may be able to garner significant net cash contributions to their annual budgets while reducing the number of uninsured vehicles on their roadways.

●
Unifying Source of Roadway Intelligence with Rekor One™ - The Rekor One platform will support multiple community safety, intelligent roadway and revenue generation activities. Rekor One will provide government agencies with a comprehensive vehicle intelligence system that supports multiple agency-specific missions. With Rekor One, governments will be able to leverage their existing IP cameras and transform them into a safe and smart multi-dimensional intelligent roadway network. By interfacing with multiple databases and operating systems, Rekor One can allow governmental units to observe security and privacy protocols and fractionalize costs based on relative end user value. Each participating agency receives a unique user interface and dashboard, which draws on Rekor One’s unified vehicle recognition intelligence to provide data customized to the agency’s specific needs. This will eliminate redundant systems and single function applications to help use public funds wisely. The platform will aid in identifying licensing and registration non-compliance, uninsured motorists and unpaid parking violations. This will allow agencies to create targeted intervention programs that result in increased safety as well as increased revenue recovery. Smart parking and permitting are also important capabilities that increase government efficiency and provide better citizen and visitor experience. As part of traffic management, Rekor One will also support advanced tolling and congestion pricing as well as parking and other fees.

●
Increased Demand for Contactless Economy Solutions – Even prior to the COVID-19 crisis, efficient, touch-free shopping experiences were becoming increasingly present. Now moving beyond simple tap-to-pay credit card functionality, we can offer businesses such as retail and quick service restaurants the ability to have customers pay-by-plate for a complete contactless experience for curbside pick-up or drive-thru transactions. Pay-by-plate functionality not only keeps customers and employees safe, but it also accelerates service time as the technology fully integrates with existing point of sale (“POS”) and customer loyalty systems.

●
Necessity for On-Demand Mobile Solutions – With app downloads increasing exponentially year-over-year and over 90% of mobile phone time spent within apps, businesses require a means to leverage the ever-present smartphones of employees. By developing a first-of-its-kind iOS and Android app that can read license plates on-device, we can provide businesses an affordable way to scale by using existing devices as license plate recognition sensors. Now businesses can efficiently manage visitors, streamline parking operations, enhance campus/event security, and even recover costly assets.

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

Components of Operating Results

Revenues

       We derive our revenues substantially from license and subscription fees for software and related products and services. A portion of the subscription fees are generated through our eCommerce website rather than through in-person sales. In addition, we derive revenues in connection with certain citation and collection services in connection with UVED, automated traffic safety and parking enforcement services.

Revenue is recognized upon transfer of control of promised products and services to our customers, in an amount that reflects the consideration we expect to receive in exchange for those products and services. If the consideration promised in the contract includes a variable amount, for example maintenance fees, we include an estimate of the amount it expects to receive for the total transaction price, if it is probable that a significant reversal of cumulative revenue recognized will not occur.

Costs of Revenues

Direct costs of revenues consist primarily of the portion of technical and non-technical salaries and wages and payroll-related costs incurred in connection with revenue generating activities. Direct costs of revenues also include production expenses, sub-consultant services, and other expenses that are incurred in connection with our revenue generating activities. Direct costs of revenues exclude the portion of technical and non-technical salaries and wages related to marketing efforts, vacations, holidays, and other time not spent directly generating fees under existing contracts. Such costs are included in operating expenses. We expense direct costs of revenues when incurred.

Operating Expenses

Our operating expenses consist of general and administrative expenses, sales and marketing and research and development. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, payroll taxes and stock-based compensation expense. Operating expenses also include depreciation, amortization and impairment of assets.

General and Administrative

General and administrative expense consists of personnel costs for our executive, finance, legal, human resources and administrative departments. Additional expenses include office leases, professional fees and insurance.

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

Other Income (Expense)

Other income (expense), net consists primarily of interest expense in connection with our debt arrangements, costs associated with the extinguishment of our debt arrangements, gains on the sale of subsidiaries, gains or losses on the sale of fixed assets and interest income earned on cash and cash equivalents, short-term investments and note receivables.

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

Results of Operations

Our historical operating results in dollars are presented below. The results below and the analysis of operation is solely related to continuing operations and do not include results of operations from TeamGlobal, AOC Key Solutions and Firestorm. The following selected consolidated financial data should be read in conjunction with the foregoing information contained in this Item 7 and with the consolidated financial statements and the notes thereto in Item 8 of Part II, “Financial Statements and Supplementary Data.” Only historical operating results are presented below. Historical results are not necessarily indicative of future results.

	Year ended December 31,
(dollars in thousands)	2020	2019
Revenue	$9,234	$5,469
Cost of revenue	3,533	1,652
Gross profit	5,701	3,817

Operating expenses:
General and administrative expenses	12,117	8,276
Selling and marketing expenses	2,247	1,646
Research and development expenses	3,185	1,429
Operating expenses	17,549	11,351

Loss from operations	(11,848)	(7,534)
Other income (expense):
Loss on extinguishment of debt	(3,281)	(1,113)
Interest expense	(2,503)	(3,909)
Other income	62	198
Gain on sale of business	3,631	-
Total other expense	(2,091)	(4,824)
Loss before income taxes	(13,939)	(12,358)
Income tax provision	(23)	(47)
Net loss from continuing operations	$(13,962)	$(12,405)

Comparison of the Years Ended December 31, 2020 and 2019

Restructuring

As part of our shift in strategic direction since 2019, we have focused on our technology offerings and have disposed of or discontinued operations in the subsidiaries in our legacy Professional Services Segment. In April 2020, we completed the Sale of AOC Key Solutions and in June 2020, we completed the sale of TeamGlobal. As part of evaluating the future of Firestorm, management decided to sell Secure Education and transfer the BC Management line of business to its founder in the second quarter of 2019. In addition, management determined to discontinue the operation of Firestorm Franchising, LLC, a division of Firestorm, due to non-performance by franchisees. The Company has also commenced an action for rescission of the original purchase of Firestorm.

As a result, we have completed the final steps of our announced change in strategic direction to sell lower margin assets and focus on our core Technology Segment. Beginning in 2020, all of the subsidiaries that were previously presented as part of Professional Services operations are classified as discontinued operations and not presented as part of continuing operations.

Revenue

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Revenue	$9,234	$5,469	$3,765	69%

The increase in revenue for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily attributable to the expanded technology offerings, the implementation and substantial completion of a perpetual software license and hardware contract which generated up front revenues from building infrastructure and continuing growth in our eCommerce platform as described below. Additionally, revenues attributable to the acquisition of OpenALPR assets were only included in operations since March 2019. During the year ended December 31, 2020, revenue attributable to OpenALPR assets was recognized for the full year compared to only a nine and half a month period in the corresponding period in 2019.

Additionally, part of the growth in revenue for the year ended December 31, 2020 was attributable to revenues earned through our eCommerce platform which organically increased, $426,000 or 97%, to $865,000 from $439,000 for the year ended December 31, 2019.

Cost of Revenue, Gross Profit and Gross Margin

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	$ or % Points	%
Cost of revenue	$3,533	$1,652	$1,881	114%
Gross profit	5,701	3,817	1,884	49%
Gross margin	62%	70%	-8%	-11%

For the year ended December 31, 2020, compared to the year ended December 31, 2019, the increase in gross profit was primarily attributable to the increase in revenue for the corresponding period.

For the year ended December 31, 2020 the gross margin decreased to 62%, which was primarily attributable to building infrastructure in connection with large software and hardware contracts. These contracts included construction and assembly of fixtures for our vehicle recognition cameras and the infrastructure necessary to support database and communications operations on a shared basis with other municipalities. In this early stage, the cost of building the network is higher and the initial margins for such projects are consequently lower than expected than for future operations that will be able to use the same infrastructure.

Operating Expenses

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Operating expenses:
General and administrative expenses	$12,117	$8,276	$3,841	46%
Selling and marketing expenses	2,247	1,646	601	37%
Research and development expenses	3,185	1,429	1,756	123%
Operating expenses	$17,549	$11,351	$6,198	55%

General and Administrative Expenses

The majority of the increase to general and administrative expenses is attributable to the increased staffing. For the year ended December 31, 2020 compared to the year ended December 31, 2019, we brought on additional headcount of the Company to support our growth plan and build our corporate structure including executives. In addition, we incurred higher legal costs associated with litigations as described in Item 3 - Legal Proceedings.

Selling and Marketing Expenses

The increase in the selling and marketing expenses during the year is mainly attributable to the increased marketing efforts to promote our products and services including digital marketing and other sales efforts. In connection with these efforts there was an increase in staffing to support the Company’s growth plan.

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

Other Expense

	Year ended December 31,		Change
(dollars in thousands)	2020	2019	$	%
Other income (expense):
Loss on extinguishment of debt	$(3,281)	$(1,113)	$(2,168)	-195%
Interest expense	(2,503)	(3,909)	1,406	36%
Other income	62	198	(136)	-69%
Gain on sale of business	3,631	-	3,631	100%
Total other expense	$(2,091)	$(4,824)	$2,733	57%

The decrease in interest expense for the year ended December 31, 2020 compared to the year ended December 31, 2019 is due to the staged retirement of the 2019 Promissory notes in 2020.

The loss on the extinguishment of debt for the year ended December 31, 2020, was related to the fees associated with the early extinguishment of the principal balance of our 2019 Promissory Notes. During 2019, we incurred costs of $1,113,000 associated with the extinguishment of debt.

In connection with the sale of AOC Key Solutions and TeamGlobal, we recognized a gain on the sale of business of $3,631,000 during the year ended December 31, 2020.

Income Tax Expense

The income tax provision for the year ended December 31, 2020, was $23,000, is due primarily to the state taxes, as compared to tax expense of $47,000 for the year ended December 31, 2019. There is also approximately $14,000 of additional deferred taxes related to the goodwill recognized related to the OpenALPR acquisition recognized in the year ended December 31, 2020. We established a valuation allowance against deferred tax assets in the fourth quarter of 2017 and have continued to maintain a full valuation allowance through the year ended December 31, 2020.

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

The following table sets forth the components of the EBITDA and Adjusted EBITDA for the periods included (dollars in thousands):

	Year ended December 31,
	2020	2019
Net loss	$(13,962)	$(12,405)
Income taxes	23	47
Interest	2,503	3,909
Depreciation and amortization	1,961	1,377
EBITDA	$(9,475)	$(7,072)

Loss on extinguishment of debt	$3,281	$1,113
Share-based compensation	796	446
Gain on sale of business	(3,631)	-
Loss on sale of Secure Education	-	3
Adjusted EBITDA	$(9,029)	$(5,510)

Lease Obligations

At December 31, 2020, we leased building space at the following locations in the U.S.:

●
Columbia, Maryland – The corporate headquarters

●
Linthicum, Maryland – Storage facility for inventory related to our technology hardware

●
Orlando, Florida – Florida implementation office

We believe our facilities are in good condition and adequate for their current use. We may improve, replace or reduce facilities as considered appropriate to meet the needs of our operations.

Liquidity and Capital Resources

The net cash flows from operating, investing and financing activities for the periods below were as follows (dollars in thousands):

	Year ended December 31,
	2020	2019	Change
			$	%
Net cash used in operating activities - continuing operations	$(11,175)	$(7,256)	$(3,919)	-54%
Net cash provided by (used in) investing activities - continuing operations	5,188	(548)	5,736	1047%
Net cash provided by financing activities - continuing operations	24,847	6,787	18,060	266%
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	$18,860	$(1,017)	$19,877	1954%

Net cash used in operating activities – continuing operations for the year ended December 31, 2020 had a net increase of $3,919,000 which was primarily attributable to the increase in the loss from continuing operations of $1,557,000. Additionally, there were large non-cash adjustments such as the $3,631,000 gain on the sale of AOC Key Solutions and TeamGlobal. The gain on the sale is shown as a decrease in cash flow from operations and an increase in cash flow from investing activities to reflect the nature of the transactions. This gain on the sale of AOC Key Solutions and TeamGlobal was partially offset by an increase in depreciation, amortization of intangible asset and a $3,281,000 loss on extinguishment of debt related to the retirement of the 2019 Promissory Notes.

The net increase of net cash provided by (used in) investment activities – continuing operations of $5,736,000 was primarily due to the cash proceeds of the sale of AOC Key Solutions and TeamGlobal and the cash proceeds from the note receivable issued in connection with the sale of AOC Key Solutions.

Net cash provided by financing activities – continuing operations for the year ended December 31, 2020 increased $18,060,000 from the prior year ended December 31, 2019. During the year ended December 31, 2020, $29,930,000 cash was provided by financing activities related to the issuance of our common stock as part of the at-the-market agreement. In 2020, this amount was offset by $7,226,000 of cash outflows related to the modification and retirement of the 2019 Promissory Notes. During the year ended December 31, 2019, cash provided by financing activities was related to the $3,839,000 proceeds from the 2019 Promissory Notes issued the first quarter of 2019 and $2,949,000 related to the at-the-market agreement.

For the year ended December 31, 2020 and 2019, we funded our operations primarily through cash from operating activities from our subsidiaries, secured borrowing arrangements, issuance of debt, the sale of our subsidiaries and the sale of equity. As of December 31, 2020, we had unrestricted cash and cash equivalents from continuing operations of $20,595,000 and working capital of $18,324,000, as compared to unrestricted cash and cash equivalents of $1,075,000 and a working capital deficit of $1,786,000 as of December 31, 2019.

Performance Obligations

Operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable, accrued expenses, secured borrowing arrangements, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances.

As of December 31, 2020, we had approximately $16,705,000 of contracts that were closed prior to December 31, 2020 but have a contractual period beyond December 31, 2020. These contracts generally cover a term of one to five years, in which the Company will recognize revenue ratably over the contract term. We currently expect to recognize approximately 30% of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the following five years. On occasion our customers will prepay the full contract or a substantial portion of the contract. Amounts related to the prepayment of the contract for a service period that is not yet met are recorded as part of our contract liabilities balance.

We have experienced growth of 65% in the remaining value of contracts from December 31, 2019 through December 31, 2020.

The table below shows the quarter by quarter growth in contract value (dollars in thousands):

Series A Preferred Stock

The holders of Rekor Series A Preferred Stock were entitled to quarterly dividends in the amount of $0.175 (7% per annum) per share. Dividends accrued quarterly and dividend payments for declared dividends were due within five business days following the end of a quarter. Subsequent to the year ended December 31, 2020, the Series A Preferred Stock and accrued dividends related to the Series A Preferred Stock were automatically converted into shares of our common stock, pursuant to the terms of the Series A Preferred Stock Certificate of Designations.

Series B Preferred Stock

As part of the acquisition of TeamGlobal, we issued 240,861 shares of $0.0001 par value Series B Preferred Stock. All Series B Preferred Stock was issued at a price of $10.00 per share with a conversion price of $5.00 per share. Each Series B Preferred Stock had an automatic conversion feature based on our common stock share price. The Series B Preferred Stock was entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. Dividends accrued quarterly and dividend payments for declared dividends were due within five business days following the end of a quarter. Subsequent to the year ended December 31, 2020, the Series B Preferred Stock and accrued dividends related to the Series B Preferred Stock were converted into shares of our common stock, pursuant to the terms of the Series B Preferred Stock Certificate of Designations.

Promissory Notes

On March 12, 2019, we issued the 2019 Promissory Notes and the March 2019 Warrants to investors, including OpenALPR Technology, Inc. (the “2019 Lenders”). The loan was due and payable on March 11, 2021. In March 2020, we received an extension of the maturity date of the loan until June 12, 2021. In June 2020, we received an extension of the maturity date of the loan until December 31, 2021. The loan bore interest at 16% per annum, of which at least 10% per annum was required to be paid in cash. The full remaining portion of all interest, if any, accrued and was to be paid-in-kind (“PIK”). The notes also required a premium, if paid before the maturity date, a $1,000,000 exit fee due at maturity, and compliance with affirmative, negative and financial covenants.

On June 30, 2020, we entered into the Exchange Agreements with certain holders of our 2019 Promissory Notes.  Under the Exchange Agreements, approximately $17,398,000 of the 2019 Promissory Notes was redeemed in exchange for 4,349,497 shares of our common stock, at a rate of $4 per share (the “Note Exchange”). At the time of the Note Exchange the net amount of long-term debt redeemed for common stock was $14,688,000, this included the existing principal balance subject to conversion, the portion of the exit fee associated with the notes subject to conversion, offset by the portion of unamortized issuance costs associated with the notes subject to conversion. There was also $226,000 related to the PIK interest associated to the notes subject to conversion that was exchanged as part of the Note Exchange. The difference between the market value of the shares issued and the net carrying amount of the obligations above, was recorded as part of debt extinguishments costs in the consolidated statement of operations.

On September 16, 2020, we issued a cash payment for the remaining aggregate principal balance of the 2019 Promissory Notes. As a result of this optional prepayment, the 2019 Promissory Notes, have been fully redeemed pursuant to their terms, and as a result we have no further obligations under the Note Purchase Agreement, as amended. As of December 31, 2020, a total of 81,250 warrants previously issued pursuant to the Note Purchase Agreement, as amended, remain outstanding pursuant to their terms.

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

Sales of the Company’s common stock under the Sales Agreement were issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No 333-224423), previously filed with the Securities and Exchange Commission (“SEC”) on April 24, 2018 and declared effective by the SEC on April 30, 2018. For the year ended December 31, 2020, based on settlement date, we sold 5,216,562 shares of common stock at a weighted-average selling price of $5.92 per share in accordance with the Sales Agreement. Net cash provided for the year ended December 31, 2020 from the Sales Agreement was $29,930,000 after paying 3.0% or $926,000 related to cash commissions provided to B. Riley FBR.

On September 21, 2020, we elected to voluntarily terminate the Sales Agreement with B. Riley FBR pursuant to the terms of the Sales Agreement.  As of the termination, we had offered and sold an aggregate of 6,509,202 shares of common stock pursuant to the Sales Agreement, which resulted in aggregate gross proceeds of $34,154,000.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon Rekor’s consolidated financial statements which have been prepared in accordance US GAAP. The preparation of these consolidated financial statements requires the management of Rekor to make estimates and judgments that affect the reported amounts in our consolidated financial statements.

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

Our accounting policies are further described in its historical audited consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K. We have identified the following critical accounting policies:

Revenue Recognition

Revenue is recognized upon transfer of control of promised products and services to our customers, in an amount that reflects the consideration we expect to receive in exchange for those products and services. If the consideration promised in the contract includes a variable amount, for example maintenance fees related to hardware, we include an estimate of the amount we expect to receive for the total transaction price, if it is probable that a significant reversal of cumulative revenue recognized will not occur.

We determine the amount of revenue to be recognized through application of the following steps:

●
Identify the contract with a customer

●
Identify the performance obligations in the contract

●
Determine the transaction price

●
Allocate the transaction price to the performance obligations in the contract

●
Recognize revenue when or as performance obligations are satisfied

We generate revenue from our licensing and subscription agreements and automated traffic and safety enforcement agreements.

Licensing and subscription revenue

Our licensing and subscription revenues are derived principally from fees for technology products and services, including software licenses and subscriptions, hardware leases and sales, and other related support services.

Licensing and subscription services include providing, through a web server, access to our proprietary vehicle recognition software, a self-managed database and a powerful, cross-platform application programming interface.

During the second quarter of 2019, we changed our primary method of selling software from perpetual software licenses, with associated maintenance services, to service subscriptions of limited duration. These subscriptions give the customer access to the use of the latest version of our software only during the term of the subscription. Revenue is generally recognized ratably over the contract term. Our subscription services arrangements are non-cancelable and do not contain refund-type provisions. Revenues from our perpetual software licenses are recognized up-front at the point in time when the software is made available to the customer.

Automated traffic safety enforcement

Automated traffic safety enforcement revenues reflect arrangements to provide traffic safety systems to a number of municipalities in North America. Revenue is recognized monthly based on the number of camera systems that are operated, or the number of citations issued by the relevant municipality. We also install and maintain public safety systems, which may involve a combination of installation and lease payments or simply software licenses to use our software in connection with a previously installed camera network. Revenue is recognized at various stages of completion of installation and monthly for lease or license payments.

For those contracts that have multiple performance obligations, we allocate the total transaction price to each performance obligation based on its relative standalone selling price, which is determined based on our overall pricing objectives, taking into consideration market conditions and other factors.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. We perform continuing credit evaluations of our clients’ financial condition, and we generally do not require collateral.

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

We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and our assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. The balance in the allowance for doubtful accounts from continuing operations was $22,000 and $0 as of December 31, 2020 and 2019, respectively.

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

As of December 31, 2020, and 2019, our evaluation revealed no uncertain tax positions that would have a material impact on the consolidated financial statements. The 2017 through 2019 tax years remain subject to examination by the IRS, as of December 31, 2020. Our management does not believe that any reasonably possible changes will occur within the next twelve months that will have a material impact on the financial statements.

Liquidity and Management’s Plan

For all annual and interim periods, management will assess going concern uncertainty in our consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in U.S. GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions. These assumptions including among other factors, the expected timing and nature of our programs and projected cash expenditures, our ability to delay or curtail these expenditures or programs and our ability to raise additional capital, if necessary, to the extent management has the proper authority to execute them and considers it probable that those implementations can be achieved within the look-forward period.

We have generated losses since our inception in February 2017 and have relied on cash on hand, external bank lines of credit, the sale of a note, proceeds from the sale of common stock, proceeds from the private sale of our non-core subsidiaries, proceeds from note receivables, debt financings and a public offering of our common stock to support cashflow from operations. We attribute losses to public company corporate overhead and non-capital expenditures related to the scaling and development of new products and service offerings in connection with the focus on the technology of the Company. As of and for the year ended December 31, 2020, the Company had a net loss from continuing operations of $13,962,000 and working capital of $18,324,000.

Our net cash position was increased by $18,860,000 for the year ended December 31, 2020 due primarily to the net proceeds of $29,930,000 from the At Market Issuance Sales Agreement (the "Sales Agreement") and the net cash proceeds of $6,300,000 from the sale of AOC Key Solutions and TeamGlobal, which includes the repayment of the $600,000 AOC Key Solutions Subordinate Note, offset by the net loss from operations in the period. As of September 21, 2020, we voluntarily terminated the Sales Agreement.

On February 4, 2021, we entered into an underwriting agreement (the “Underwriting Agreement”) with B. Riley Securities, Inc. and Lake Street Capital Markets, LLC, as representatives of the several underwriters named therein (collectively, the “Underwriters”), pursuant to which we issued and sold, in a registered public offering by Rekor (the “Public Offering”), 6,126,936 shares of our common stock (which included 799,166 shares of common stock sold pursuant to the exercise of an overallotment option) at an offering price of $12.25 per share of common stock.

In addition, pursuant to the Underwriting Agreement, we granted the Underwriters a 30-day option (the “Overallotment Option”) to purchase up to 799,166 additional shares of common stock. The Overallotment Option was exercised in full on February 8, 2021.

Upon completion of the Underwriting Agreement, we raised over $70,000,000 in net cash proceeds in February 2021.

We believe that based on relevant conditions and events that are known and reasonably knowable, our current forecasts and projections, for one year from the date of the filing of the consolidated financial statements in this Yearly Report on Form 10-K, indicate our ability to continue operations as a going concern for that one-year period. We are actively monitoring our operations, the cash on hand and working capital. Should access to funds be unavailable, we will need to seek out additional sources of funding. Furthermore, we have contingency plans to reduce or defer expenses and cash outlays should operations weaken in the look-forward period or additional financing, if needed, is not available.

Our ability to generate positive operating results and complete the execution of our business strategy will depend on (i) our ability to continue the growth of our technology business, (ii) the continued performance of our contractors, subcontractors and vendors, (iii) our ability to maintain and build good relationships with our lenders and financial intermediaries, (iv) our ability to maintain timely collections from existing customers, and (v) the stabilization of the world economy and global financial markets. To the extent that events outside of our control have a significant negative impact on economic and/or market conditions, they could affect payments from customers, services and supplies from vendors, our ability to continue to secure and implement new business, raise capital, and otherwise, depending on the severity of such impact, materially adversely affect our operating results.

Our operations have been affected by the recent and ongoing outbreak of the coronavirus disease (“COVID-19”) which was declared a pandemic by the World Health Organization in March 2020. The impact has resulted in a slowdown in our rate of growth and includes disruptions in the delivery and installation of equipment, slower than expected contract approvals and implementation of projects by our customers, the need for employees to work remotely, restrictions on travel affecting our ability to attend meetings, conferences, consultations and installations and otherwise provide and market our products and services, and disruptions to our customers' operations which may affect our revenues. We benefited from the financing under the CARES Act. We continue to evaluate the potential impact of the pandemic and the ultimate disruption that may be caused by the outbreak is uncertain. Possible additional effects may include, but are not limited to, continuing disruption to our customers and revenue, absenteeism in our labor workforce, unavailability of products and supplies used in operations, and a decline in value of assets held by us. As a result, the pandemic may result in a material adverse impact on our financial position, operations and cash flow.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTRY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Rekor Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Rekor Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of standalone selling prices of revenue performance obligations

As discussed in Note 1 to the consolidated financial statements, the Company recognized licensing and subscription revenue of $6.2 million for the year ended December 31, 2020. The Company allocates value to each distinct performance obligation on a relative standalone selling price basis. The Company determines standalone selling price based on pricing objectives, taking into consideration market conditions and other factors, including the geographic locations of customers, negotiated discounts from price lists and selling method.

We identified the evaluation of standalone selling prices for the Company’s products and services as a critical audit matter. Subjective auditor judgment was involved in evaluating the Company’s assumptions regarding market conditions and pricing practices, including historical sales data and discounts from list price, where there was no direct observable data available.

The following are primary procedures we performed to address this critical audit matter. We evaluated the Company’s estimated standalone selling prices, including their compliance with the Company’s accounting policy, by assessing available, relevant external information and comparing the estimated standalone selling prices to internal historical disaggregated sales data, including discounts from list price. We selected certain customer agreements and read contract source documents to assess the relevance and reliability of the historical sales data used by the Company to estimate standalone selling prices, and tested the mathematical accuracy of the median or average discount from list price for the products and services.

/s/ Friedman LLP

We have served as the Company’s auditor since 2019.

East Hanover, New Jersey
March 12, 2021

REKOR SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$20,595	$1,075
Restricted cash and cash equivalents	412	461
Accounts receivable, net	1,038	776
Inventory	1,264	302
Note receivable, current portion	340	-
Other current assets, net	469	175
Current assets of discontinued operations	2	7,441
Total current assets	24,120	10,230
Long-term Assets
Property and equipment, net	1,047	442
Right-of-use lease assets, net	426	283
Goodwill	6,336	6,336
Intangible assets, net	7,038	8,244
Investments in unconsolidated companies	75	-
Note receivable, long-term	1,360	-
Long-term assets of discontinued operations	-	3,457
Total long-term assets	16,282	18,762
Total assets	$40,402	$28,992
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$3,898	$3,678
Loan payable, current portion	517	-
Lease liability, short-term	253	148
Contract liabilities	1,126	749
Current liabilities of discontinued operations	124	5,757
Total current liabilities	5,918	10,332
Long-term Liabilities
Notes payable, long-term	980	20,409
Loan payable, long-term	469	-
Lease liability, long-term	188	161
Contract liabilities, long-term	958	775
Deferred tax liability, long-term	24	10
Long term liabilities of discontinued operations	5	536
Total long-term liabilities	2,624	21,891
Total liabilities	8,542	32,223
Series A Cumulative Convertible Redeemable Preferred stock, $0.0001 par value, 505,000 shares authorized and 502,327 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	6,669	5,804
Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock, $0.0001 par value, 100,000,000 and 30,000,000 shares authorized, 33,013,271 and 21,595,653 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	3	2
Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of December 31, 2020 and December 31, 2019, respectively	-	-
Series B Cumulative Convertible Preferred stock, $0.0001 par value, 240,861 shares authorized, issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	-	-
Additional paid-in capital	68,238	19,371
Accumulated deficit	(43,050)	(28,408)
Total stockholders’ equity (deficit)	25,191	(9,035)
Total liabilities and stockholders’ equity (deficit)	$40,402	$28,992

The accompanying notes are an integral part of these consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share data)

	Year ended December 31,
	2020	2019
Revenue	$9,234	$5,469
Cost of revenue	3,533	1,652
Gross profit	5,701	3,817

Operating expenses:
General and administrative expenses	12,117	8,276
Selling and marketing expenses	2,247	1,646
Research and development expenses	3,185	1,429
Operating expenses	17,549	11,351

Loss from operations	(11,848)	(7,534)
Other income (expense):
Loss on extinguishment of debt	(3,281)	(1,113)
Interest expense	(2,503)	(3,909)
Other income	62	198
Gain on sale of business	3,631	-
Total other expense	(2,091)	(4,824)
Loss before income taxes	(13,939)	(12,358)
Income tax provision	(23)	(47)
Net loss from continuing operations	$(13,962)	$(12,405)
Net loss from discontinued operations	(220)	(3,479)
Net loss	$(14,182)	$(15,884)
Loss per common share from continuing operations - basic and diluted	(0.63)	(0.68)
Loss per common share discontinued operations - basic and diluted	(0.01)	(0.17)
Loss per common share - basic and diluted	$(0.64)	$(0.85)

Weighted average shares outstanding
Basic and diluted	24,192,680	20,033,023

The accompanying notes are an integral part of these consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands, except share data)

	Shares of Common Stock	Common Stock	Shares of Series B Preferred Stock	Series B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2018	18,767,619	$2	240,861	$-	$15,518	$(12,064)	$3,456
Stock-based compensation	-	-	-	-	446	-	446
Issuance of warrants in conjunction with notes payable	-	-	-	-	706	-	706
Exercise of cashless warrants in exchange for common stock	815,290	-	-	-	-	-	-
Exercise of warrants in exchange for common stock	116,376	-	-	-	103	-	103
Common stock issued in OpenALPR acquisition	600,000	-	-	-	397	-	397
Issuance of common stock pursuant to at the market offering, net	1,292,730	-	-	-	2,949	-	2,949
Exercise of warrants related to series A preferred stock	3,638				4		4
Preferred stock dividends	-	-	-	-	-	(460)	(460)
Accretion of Series A preferred stock	-	-	-	-	(752)	-	(752)
Net loss	-	-	-	-	-	(15,884)	(15,884)
Balance as of December 31, 2019	21,595,653	$2	240,861	$-	$19,371	$(28,408)	$(9,035)
Stock-based compensation	-	-	-	-	796	-	796
Issuance of common stock pursuant to Exchange Agreement	4,349,497	-	-	-	17,325		17,325
Exercise of cashless warrants in exchange for common stock	265,563	-	-	-	-	-	-
Exercise of warrants in exchange for common stock	1,189,375	-	-	-	880	-	880
Issuance of common stock pursuant to at the market offering, net	5,216,562	1	-	-	29,929	-	29,930
Exercise of warrants related to series A preferred stock	98,229	-	-	-	101	-	101
Issuance upon exercise of stock options	298,392	-	-	-	701	-	701
Preferred stock dividends	-	-	-	-	-	(460)	(460)
Accretion of Series A preferred stock	-	-	-	-	(865)	-	(865)
Net loss	-	-	-	-	-	(14,182)	(14,182)
Balance as of December 31, 2020	33,013,271	$3	240,861	$-	$68,238	$(43,050)	$25,191

The accompanying notes are an integral part of these consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDERIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 31,
	2020	2019
Cash Flows from Operating Activities
Net loss from continuing operations	$(13,962)	$(12,405)
Net loss from discontinued operations	(220)	(3,479)
Net loss	(14,182)	(15,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	36	-
Depreciation	382	323
Amortization of right-of-use lease asset	211	83
Provision for deferred taxes	14	10
Share-based compensation	796	446
Amortization of financing costs	657	1,101
Amortization of intangible assets	1,368	971
Loss on extinguishment of debt	3,281	1,113
Gain on sale of AOC Key Solutions	(2,619)	-
Gain on sale of TeamGlobal	(1,012)	-
Loss on sale of Secure Education	-	3
Changes in operating assets and liabilities:
Accounts receivable	(298)	(867)
Inventory	(962)	(229)
Other current assets	(294)	(42)
Accounts payable and accrued expenses	889	1,283
Contract liabilities	560	1,011
Lease liability	(222)	(57)
Net cash used in operating activities - continuing operations	(11,175)	(7,256)
Net cash used in operating activities - discontinued operations	(3,888)	(14,076)
Net cash used in operating activities	(15,063)	(21,332)
Cash Flows from Investing Activities
Capital expenditures	(1,037)	(798)
Proceeds from sale of Secure Education	-	250
Proceeds from sale of AOC Key Solutions	3,400	-
Proceeds from sale of TeamGlobal	2,300	-
Investment in equity investment	(75)	-
Proceeds from AOC Key Solutions notes receivable	600	-
Net cash provided by (used in) by investing activities - continuing operations	5,188	(548)
Net cash used in investing activities - discontinued operations	-	(15)
Net cash provided by (used in) investing activities	5,188	(563)
Cash Flows from Financing Activities
Proceeds from PPP loans	874	-
Payment of stock issuance costs associated with the Note Exchange transaction	(73)	-
Repayments of notes payable	(7,266)	-
Net proceeds from notes payable	-	3,839
Net proceeds from exercise of options	701	-
Net proceeds from exercise of warrants	880	103
Net proceeds from exercise of warrants associated with the Series A Preferred Stock	101	4
Net proceeds from at-the-market agreement	29,930	2,949
Payment of preferred dividends	-	(108)
Payment of debt modification costs	(300)	-
Net cash provided by financing activities - continuing operations	24,847	6,787
Net cash provided by financing activities - discontinued operations	4,171	14,206
Net cash provided by financing activities	29,018	20,993
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	18,860	(1,017)
Net increase in cash, cash equivalents and restricted cash and cash equivalents - discontinued operations	283	115
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	19,143	(902)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	1,866	2,768
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$21,009	$1,866

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of period - continuing operations	$20,595	$1,075
Restricted cash and cash equivalents at end of period - continuing operations	412	461
Cash and cash equivalents at end of period - discontinued operations	2	330
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$21,009	$1,866

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Rekor Systems, Inc. (“Rekor”) (formerly Novume Solutions, Inc.) was formed in February 2017 to effectuate the mergers of, and become a holding company for KeyStone Solutions, Inc. (“KeyStone”) and Brekford Traffic Safety, Inc. (“Brekford”). On March 29, 2019, the Company announced that its Board of Directors approved changing the Company’s name to Rekor Systems, Inc. On April 26, 2019, the Company changed its name from Novume Solutions, Inc. to Rekor Systems, Inc.

The consolidated financial statements include the accounts of Rekor, the parent company, and its wholly owned subsidiaries Rekor Recognition Systems, Inc. and OpenALPR Software Solutions, LLC (collectively, the “Company”).

The Company is a leader in the emerging market for intelligent roadway systems developed to take advantage of recent developments in artificial intelligence ("AI"). The Company has developed advanced vehicle recognition systems that can extract more accurate and complete data from existing cameras and sensors. Rekor’s systems have also been designed to take full advantage of the latest technological advances in new cameras and sensors, edge processing and cloud computing.  The Company has also developed platforms that enable the data its systems collect to be analyzed in combination with other sources and distributed to multiple end users in real time as actionable intelligence or data collected for long range planning purposes in full compliance with the security and privacy requirements of each end user.

These capabilities are particularly useful to governmental entities and businesses in solving a wide variety of real-world vehicle-related operational challenges. The Company’s ability to enhance the results provided by existing Internet Protocol (“IP”) connected cameras has enabled significant new uses for vehicle recognition technology that were not previously available or cost effective. The Company currently provides products and services for governmental organizations and large and small businesses throughout the world. Customers currently use the Company’s products or services in approximately 80 countries in applications that include public safety, transportation, parking, security, customer experience, operational efficiency and logistics.

Previously, the Company provided professional services and staffing solutions to the government contracting and the aerospace and aviation industries through the Company’s Professional Services Segment. The Professional Services Segment included the Company’s wholly owned subsidiaries AOC Key Solutions Inc. (“AOC Key Solutions”), Global Technical Services, Inc. (“GTS” or “TeamGlobal”), Firestorm Solutions, LLC (Firestorm Solutions”) and Firestorm Franchising, LLC (“Firestorm Franchising” and, together with Firestorm Solutions, “Firestorm”). As part of the development of a new line of products for the public safety and security markets, the Company determined that its resources were best concentrated on vehicle recognition products and services and began to consider dispositions in our Professional Services Segment. Concurrently, the Company reorganized and retooled its product development, business development and administrative resources to better serve the Company’s direction. On April 2, 2020, the Company sold AOC Key Solutions. As of June 29, 2020, the Company sold Team Global and determined that all the remaining operations that comprised its Professional Services Segment met the criteria to be presented as discontinued.

The Company’s continuing operations are conducted by its wholly owned subsidiary, Rekor Recognition Systems, Inc. (“Rekor Recognition”). In connection with the development of several new public safety products, we acquired substantially all the assets of OpenALPR Technology, Inc. in March 2019. This acquisition (the “OpenALPR Technology Acquisition”) transferred vehicle recognition software and associated licenses and proprietary rights to OpenALPR Software Solutions, LLC (“OpenALPR”), a new wholly owned subsidiary of Rekor Recognition. OpenALPR’s vehicle recognition platform, already operating on approximately 6,800 cameras in approximately 80 countries worldwide that cover approximately 14,000 lanes of roadway, has laid the groundwork for expansion, enabling multiple deployment mechanisms for our products and services.

Rekor’s mission is to enable “AI driven decisions” by enhancing the capabilities in the governmental and commercial sectors with actionable, real-time insights. We seek to deliver these insights through an expanding software portfolio that not only addresses the challenges our customers are currently facing but empowers them to effectively deal with their evolving needs.

Basis of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the accounting rules under Regulation S-X, as promulgated by the Securities and Exchange Commission (“SEC”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform with the current year presentation. Amounts for the year ended December 31, 2019, have been reclassified to conform to the current year presentation. Due to the sale of TeamGlobal, the sale of AOC Key Solutions, and the discontinuance of all professional services activities, certain amounts have been reclassified in order to conform to the current period presentation. As a result of these reclassifications there was no impact on the ending balances in the consolidated balance sheets or consolidated statements of operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the extensive use of management's estimates. Management uses estimates and assumptions in preparing consolidated financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual amounts may differ from these estimates. On an on-going basis, the Company evaluates its estimates, including those related to collectability of accounts receivable, fair value of debt and equity instruments, income taxes and evaluation of standalone selling prices in contracts with customers that contain multiple performance obligations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Liquidity

For all annual and interim periods, management will assess going concern uncertainty in the Company’s consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued, which is referred to as the “look-forward period”, as defined in U.S. GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions. These assumptions including among other factors, the expected timing and nature of the Company’s programs and projected cash expenditures, its ability to delay or curtail these expenditures or programs and its ability to raise additional capital, if necessary, to the extent management has the proper authority to execute them and considers it probable that those implementations can be achieved within the look-forward period.

The Company has generated losses since its inception in February 2017 and has relied on cash on hand, external bank lines of credit, the sale of a note, proceeds from the sale of common stock, proceeds from the private sale of the Company’s non-core subsidiaries, proceeds from note receivables, debt financings and a public offering of its common stock to support cashflow from operations. The Company attributes losses to public company corporate overhead and non-capital expenditures related to the scaling and development of new products and service offerings in connection with the focus on the technology of the Company. As of and for the year ended December 31, 2020, the Company had a net loss from continuing operations of $13,962,000 and working capital of $18,324,000.

The Company's net cash position was increased by $18,860,000 for the year ended December 31, 2020 primarily due to the net proceeds of $29,930,000 from the At Market Issuance Sales Agreement (the "Sales Agreement") and the net cash proceeds of $6,300,000 from the sale of AOC Key Solutions and TeamGlobal, which includes the repayment of the $600,000 AOC Key Solutions Subordinate Note, offset by the net loss from operations in the period. As of September 21, 2020, the Company voluntarily terminated the Sales Agreement (see Note 14).

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

Rounding

Dollar amounts, except per share data, in the notes to these consolidated financial statements are rounded to the closest $1,000, unless otherwise indicated.

Concentration of Risk

The Company places its temporary cash investments with higher rated quality financial institutions located in the United States (“U.S.”). As of December 31, 2020, and 2019, the Company had deposits from continuing operations totaling $21,007,000 and $1,536,000, respectively, in one U.S. financial institution that was federally insured up to $250,000 per account.

The Company has a market concentration of revenue and accounts receivable from continuing operations related to its customer base.

Company A accounted for 16% of the Company’s total revenues for the year ended December 31, 2020.

Company B accounted for 17% of the Company’s total revenues for the year ended December 31, 2019.

As of December 31, 2020, accounts receivable from Company C and Company D totaled $161,000 or 16%, and $314,000 or 30%, respectively, of the consolidated accounts receivable balance. As of December 31, 2019, Company D accounted for $198,000, or 26% of the consolidated accounts receivable balance.

No other single customer accounted for more than 10% of the Company’s consolidated revenue for the year ended December 31, 2020 and 2019 or consolidated accounts receivable balance as of December 31, 2020 and 2019.

Cash and Cash Equivalents

Cash subject to contractual restrictions and not readily available for use is classified as restricted cash and cash equivalents. The Company’s restricted cash balances are primarily made up of cash collected on behalf of certain client jurisdictions. Restricted cash and cash equivalents for these client jurisdictions as of December 31, 2020 and 2019 were $412,000 and $461,000, respectively, and correspond to equal amounts of related accounts payable and are presented as part of accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its clients’ financial condition, and the Company generally does not require collateral.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled accounts receivables, and contract liabilities on the consolidated balance sheets. Billed and unbilled accounts receivable are presented as part of accounts receivable, net, on the consolidated balance sheets. When billing occurs after services have been provided, such unbilled amounts will generally be billed and collected within 60 to 120 days but typically no longer than over the next twelve months. Unbilled accounts receivables of $600,000 and $440,000 were included in accounts receivable, net, in the consolidated balance sheets as of December 31, 2020 and December 31, 2019, respectively.

The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to cover the risk of collecting less than full payment of the receivables. At each balance sheet date, the Company evaluates its receivables and will assess the allowance for doubtful accounts based on specific customer collection issues and historical write-off trends. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance.

Based on the information available, the Company determined that an allowance for loss of $22,000 and $0 was required at December 31, 2020 and 2019, respectively.

Note Receivables

In connection with the sale of AOC Key Solutions in April 2020, the Company received a $600,000, five-year promissory note due March 2025, that carried an interest rate of 8%. Based on the general market conditions and the credit quality of the buyer at the time of the sale, the Company determined that the fixed interest rate approximated the current market rates.

During fiscal year 2020, the full principal balance of the $600,000 note associated with the sale of AOC Key Solutions was paid in full.

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

Interest income recognized for the year ended December 31, 2020 was $54,000 and is included as part of other income on the consolidated statement of operations. Interest income for the year ended December 31, 2019 was immaterial.

Inventory

Inventory principally consists of parts and finished goods held temporarily until installed for service. Inventory is valued at the lower of cost or net realizable value. The cost is determined by the first-in, first-out (“FIFO”) method.

Property and Equipment

Property and equipment are stated at cost or fair value at acquisition date for assets obtained through business combinations, less accumulated depreciation. Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations.

Depreciation is recorded on the straight-line basis over the following estimated lives:

Class of assets	Useful life
Furniture and fixtures	2 - 10 years
Office equipment	2 - 5 years
Leasehold improvements	Shorter of asset life or lease term
Automobiles	3 - 5 years
Camera systems	3 - 5 years

Repairs and maintenance are expensed as incurred. Expenditures for additions, improvements and replacements are capitalized.

Software Development Costs

Research and development costs to develop software to be sold, leased or marketed are expensed as incurred up to the point of technological feasibility for the related software product. Capitalized internally developed software costs, net, not yet placed in service were $216,000 and $966,000 as of December 31, 2020 and 2019, respectively. For the year ended December 31, 2020 and 2019, the Company placed in service $730,000 and $232,000, respectively, of capitalized development costs related to software to be sold, leased or marketed.

Software developed for internal use, with no substantive plans to market such software at the time of development, are capitalized during the application phase and included in intangible assets, net in the consolidated balance sheets. Costs incurred during the preliminary planning and evaluation and post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. In the year ended December 31, 2020 and 2019, the Company capitalized $162,000 and $91,000, respectively, of development costs related to internal use software.

Intangible Assets

Intangible assets include internally developed capitalized software and amounts recognized in connection with acquisitions, including customer relationships, technology and marketing related assets. Intangible assets, other than software development costs, are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets. Intangible assets with definite lives are reviewed for impairment if indicators of impairment arise.

Leases

The Company accounts for its leases in accordance with Accounting Standard Codification (“ASC”) Topic 842, Leases ("ASC 842"). The Company recognized $921,000 of right of use (“ROU”) operating lease assets and $951,000 of operating lease liabilities, including noncurrent operating lease liabilities of $778,000, as a result of adopting this standard. The difference between ROU operating lease assets and operating lease liabilities was primarily due to previously accrued rent expense relating to periods prior to January 1, 2019.

The standard provides several optional practical expedients for use in transition. The Company elected to use what the Financial Accounting Standard Board (“FASB”) has deemed the “package of practical expedients,” which allows the Company not to reassess the Company’s previous conclusions about lease identification, lease classification and the accounting treatment for initial direct costs. ASU 2016-02 also provided several optional practical expedients for the ongoing accounting for leases. The Company has elected the short-term lease recognition exemption for all leases that qualify, meaning that for leases with terms of twelve months or less, the Company will not recognize ROU assets or lease liabilities on the Company’s consolidated balance sheets. Additionally, the Company has elected to use the practical expedient to not separate lease and non-lease components for leases of real estate, meaning that for these leases, the non-lease components are included in the associated ROU asset and lease liability balances on the Company’s consolidated balance sheets.

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

In February 2017, the Company contributed substantially all of the assets and certain liabilities related to its vehicle services business to Global Public Safety (the “GPS Closing”). After the GPS Closing, the Company continues to own 19.9% of the units of Global Public Safety. This equity investment does not have a readily determinable fair value and the Company reports this investment at cost, less impairment. In 2018, the Company recorded an impairment of $262,000, related to the investment in Global Public Safety, effectively reducing the total investment value to $0.

The carrying amount of the Company’s investments are included as part of investments in unconsolidated companies in the consolidated balance sheets. There were no distributions or earnings received from either investment in the year ended December 31, 2020 or 2019.

Goodwill

The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. The Company will assess goodwill for impairment annually, or more often if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. During the years ended December 31, 2020 and 2019, we had not recognized any impairment to goodwill from continuing operations.

Revenue Recognition

The Company derives its revenues substantially from license and subscription fees for software and related products and services. A portion of the subscription fees are generated through the Company’s eCommerce website rather than through in-person sales. In addition, the Company derives net revenues in connection with certain citation and collection services in connection with the Company’s automated traffic safety and parking enforcement services.

Revenue is recognized upon transfer of control of promised products and services to the Company’s customers, in an amount that reflects the consideration the Company expects to receive in exchange for those products and services. If the consideration promised in the contract includes a variable amount, for example maintenance fees related to hardware, the Company includes an estimate of the amount it expects to receive for the total transaction price, if it is probable that a significant reversal of cumulative revenue recognized will not occur.

The Company determines the amount of revenue to be recognized through application of the following steps:

●
Identification of the contract, or contracts, with a customer
●
Identification of the performance obligations in the contract
●
Determination of the transaction price
●
Allocation of the transaction price to the performance obligations in the contract
●
Recognition of revenue when, or as, performance obligations are satisfied

The following table presents a summary of revenue (dollars in thousands):

	Year ended December 31,
	2020	2019
Revenue
Licensing and subscription revenue	$6,207	$2,066
Automated traffic safety enforcement	3,027	3,403
Total revenue	$9,234	$5,469

Information about the Company’s revenue in different geographic regions, which is attributable to the Company’s operations located primarily in the United States, Canada, and other countries is as follows (dollars in thousands):

	Year ended December 31,
	2020	2019
Revenue
United States	$6,498	$4,052
Canada	910	654
Other	1,826	763
Total revenue	$9,234	$5,469

For the year ended December 31, 2020, except for the United States, total revenue in any single country was less than 10% of consolidated revenue.

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

Included in the licensing and subscription revenue is revenue that was recognized through the Company’s eCommerce platform. For the year ended December 31, 2020 and 2019, the Company recognized revenues of $865,000 and $439,000, respectively, for products and services that were purchased through the Company’s eCommerce platform.

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

 A performance obligation is a promise in a contract with a customer to transfer services that are distinct. The performance obligations that are not yet satisfied or partially satisfied are performance obligations that are expected to be recognized as revenue in the future for a contract with a customer which was executed as of a particular date. On December 31, 2020, the Company had approximately $16,705,000 of remaining performance obligations not yet satisfied or partially satisfied. The Company expects to recognize approximately 30% of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the next two to five years thereafter.

When the Company advance bills clients prior to providing services, generally such amounts will be earned and recognized in revenue within the next month to five years, depending on the subscription or licensing period. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the year ended December 31, 2020, were not materially impacted by any other factors. Contract liabilities as of December 31, 2020 and December 31, 2019, were $2,084,000 and $1,524,000, respectively. All contract liabilities as of December 31, 2020 and December 31, 2019, were attributable to continuing operations. During the year ended December 31, 2020, $710,000 of the contract liabilities balance as of December 31, 2019, were recognized as revenue.

The services due for contract liabilities described above are shown below as of December 31, 2020 (dollars in thousands):

2021	$1,126
2022	430
2023	320
2024	171
2025	37
Total	$2,084

Practical Expedients Election ‒ Costs to Obtain and Fulfill a Contract ‒ The Company’s incremental costs to obtain a contract consist of sales commissions. The Company elected to use the practical expedient to expense costs to obtain a contract as incurred when the amortization period would have been one year or less. As of December 31, 2020, and 2019, costs incurred to obtain contracts in excess of one year have been immaterial to date.

Advertising

The Company expenses all non-direct response advertising costs as incurred. Advertising costs for the years ended December 31, 2020 and 2019 were $221,000 and $271,000, respectively, and are included in sales and marketing expense in the consolidated statement of operations.

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

The tax effects of uncertain tax positions are recognized in the consolidated financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized. It is the Company’s accounting policy to account for ASC 740-10 related penalties and interest as a component of the income tax provision in the consolidated statements of operations and comprehensive loss.

As of December 31, 2020, and 2019, the Company’s evaluation revealed no uncertain tax positions that would have a material impact on the financial statements. The 2017 through 2019 tax years remain subject to examination by the IRS, as of December 31, 2020. The Company does not believe that any reasonably possible changes will occur within the next twelve months that will have a material impact on the financial statements.

Equity-Based Compensation

The Company recognizes equity-based compensation costs related to all share-based payments, including stock options and restricted stock units (“RSUs”), based on the grant-date fair value of the award on a straight-line basis over the requisite service period, net of actual forfeitures. The fair value of RSUs is measured on the grant date based on the closing fair market value of the Company’s common stock. The Company estimates the fair value of stock options using the Black-Scholes option-pricing model. The use of the Black-Scholes option-pricing model requires the use of subjective assumptions, including the fair value and projected volatility of the underlying common stock and the expected term of the award.

The fair value of each option granted has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions during the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
Risk-free interest rate	1.24%	1.35-3.03%
Expected term	6 years	5-6 years
Volatility	89.5%	80.4-89.8%
Dividend yield	0%	0%
Estimated annual forfeiture rate at time of grant	0%	0-30%

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

Forfeiture Rate – We account for forfeitures as they occur.

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

The Company determined that it is probable that the Series A Preferred Stock will become redeemable, thus the Company will recognize changes in the redemption value immediately as they occur at the end of each reporting period as if it were also the redemption date for the interest and adjust the carrying amount of the Series A Preferred Stock to the redemption value. Changes in the redemption value are recognized in additional paid-in capital in the consolidated balance sheets.

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash and cash equivalents, inventory, accounts receivable and accounts payable approximate fair value as of December 31, 2020 and December 31, 2019, because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt and long-term receivables approximates fair value as of December 31, 2020 and December 31, 2019, given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

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

The Company has concluded that its Series A Preferred Stock is a Level 3 financial instrument and that the fair value approximates the carrying value, which includes the accretion of the discounted interest component through December 31, 2020.

The Company considers its note receivables to be Level 3 investments and that the fair value approximates the carrying value.

There were no changes in levels during the year ended December 31, 2020.

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

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires that an enterprise report selected information about reportable segments in its financial reports issued to its stockholders. In 2019, the Company reported its operations in two reportable segments: the Technology Segment and the Professional Services Segment. The two segments reflected the Company’s separate focus on technology products and services versus professional services.

As part of a strategic shift by the Company, all operations related to the Professional Services segment have been classified as discontinued operations. As of January 1, 2020, the Company had one reportable segment. Continuing operations are all operations that previously were reported as part of the Technology Segment.

New Accounting Pronouncements

New Accounting Pronouncements Effective in the Year Ended December 31, 2020

  In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted ASU 2018-13 on January 1, 2020. The adoption of ASU 2018-13 did not have a material impact on the Company’s disclosures.

New Accounting Pronouncements Effective in Future Periods

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The new standard clarifies the interaction of accounting for the transition into and out of the equity method. The new standard also clarifies the accounting for measuring certain purchased options and forward contracts to acquire investments. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted this guidance in the first quarter of 2021 and does not expect it to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years beginning after December 15, 2022. Upon adoption of the new standard, the Company will begin recognizing an allowance for credit losses based on the estimated lifetime expected credit loss related to the Company’s financial assets. Based on the Company analysis of ASU 2016-13 and due to the nature and extent of the Company’s financial instruments in scope of this ASU (primarily accounts receivable) and the historical, current and expected credit quality of the Company’s customers, the Company does not expect this ASU to have a material impact on its consolidated operations and balance sheet.

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

The purchase price allocation to the assets acquired and liabilities assumed are based on fair values as of the acquisition date. Since the OpenALPR Technology Acquisition occurred on March 12, 2019, the results of operations including OpenALPR Technology Acquisition from the date of acquisition have been included in the Company’s consolidated statement of operations for year ended December 31, 2020.

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

During the year ended December 31, 2019, $2,055,000 of revenue was attributed to OpenALPR Technology Acquisition. In the current year, the Company has fully integrated the operations of OpenALPR with its core operations.

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

	Year ended December 31,
	2020	2019
Total revenue from continuing operations	$9,234	$6,438
Net loss from continuing operations	(13,962)	(11,597)
Basic and diluted loss per share continuing operations	$(0.63)	$(0.64)
Basic and diluted number of shares	24,192,680	20,129,985

NOTE 3 – DISCONTINUED OPERATIONS

In September 2019 and March 2020, the Company determined that TeamGlobal and AOC Key Solutions, respectively, met the criteria for held for sale accounting because the Company expected to complete the sale of TeamGlobal and AOC Key Solutions during the next 12 months as part of a plan to concentrate on the development of its Technology segment. Historically, TeamGlobal and AOC Key Solutions have been presented as part of the Company’s legacy Professional Services segment.

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

As of December 31, 2020, the AOC Key Solutions Subordinated Note had been paid in full by the AOC Key Solutions Buyer.

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

The table below shows the breakdown related to the TeamGlobal Purchase Agreement (dollars in thousands):

Total assets sold	$9,996
Total liabilities assumed	7,130
Net assets sold	2,866
Closing cost	122
Consideration paid (see below)	4,000
Gain on sale of TeamGlobal	$1,012

Cash consideration	$2,300
Note receivable	1,700
Total TeamGlobal Purchase Agreement consideration	$4,000

The dispositions of AOC Key Solutions and TeamGlobal are a result of the Company’s strategic decision to concentrate resources on the development of its legacy Technology Segment and will result in material changes in the Company's operations and financial results. As a consequence, the Company is reporting the operating results and cash flows of TeamGlobal, AOC Key Solutions and Firestorm as discontinued operations, including for all prior periods reflected in the consolidated financial statements and these notes.

Secure Education

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

Pursuant to ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations from TeamGlobal, AOC Key Solutions and Firestorm for the years ended December 31, 2020 and 2019 have been classified as discontinued operations and presented as part of loss from discontinued operations in the accompanying consolidated statements of operations presented herein. The assets and liabilities also have been classified as discontinued operations under the line captions of current and long term assets discontinued operations and current and long term liabilities discontinued operations in the accompanying consolidated balance sheets as of December 31, 2020 and December 31, 2019.

The assets and liabilities classified as discontinued operations in the Company's consolidated financial statements as of December 31, 2020 and December 31, 2019 are shown below (dollars in thousands):

	December 31, 2020				December 31, 2019
	Global	AOC Key Solutions	Firestorm	Total	Global	AOC Key Solutions	Firestorm	Total
ASSETS
Cash and cash equivalents	$-	$-	$2	$2	$225	$93	$12	$330
Accounts receivable, net	-	-	-	-	2,763	4,055	-	6,818
Other current assets, net	-	-	-	-	238	52	3	293
Current assets of discontinued operations	-	-	2	2	3,226	4,200	15	7,441
Property and equipment, net	-	-	-	-	113	41	-	154
Right-of-use lease assets, net	-	-	-	-	130	499	-	629
Goodwill	-	-	-	-	669	-	-	669
Intangible assets, net	-	-	-	-	1,994	-	-	1,994
Deposits and other long-term assets	-	-	-	-	-	11	-	11
Long-term assets of discontinued operations	-	-	-	-	2,906	551	-	3,457
Total assets of discontinued operations	$-	$-	$2	$2	$6,132	$4,751	$15	$10,898
LIABILITIES
Accounts payable and accrued expenses	$-	$-	$31	$31	$461	$1,260	$33	$1,754
Lines of credit	-	-	-	-	1,842	1,894	-	3,736
Lease liability, short term	-	-	93	93	113	100	54	267
Current liabilities of discontinued operations	-	-	124	124	2,416	3,254	87	5,757
Lease liability, long term	-	-	5	5	30	467	39	536
Long-term liabilities of discontinued operations	-	-	5	5	30	467	39	536
Total liabilities of discontinued operations	$-	$-	$129	$129	$2,446	$3,721	$126	$6,293

The major components of the discontinued operations, net of tax, are presented in the consolidated statements of operations below (dollars in thousands):

	Year ended December 31,
	2020				2019
	Global	AOC Key Solutions	Firestorm	Total	Global	AOC Key Solutions	Firestorm	Total
Revenue	$10,510	$3,392	$5	$13,907	$26,207	$12,845	$1,006	$40,058
Cost of revenue	9,190	1,866	-	11,056	22,680	6,905	501	30,086
Gross profit	1,320	1,526	5	2,851	3,527	5,940	505	9,972
Operating expenses:
General and administrative expenses	1,341	1,284	1	2,626	3,481	4,827	1,048	9,356
Selling and marketing expenses	79	131	-	210	170	528	48	746
Impairment of intangibles	-	-	-	-	1,022	-	1,549	2,571
Operating expenses	1,420	1,415	1	2,836	4,673	5,355	2,645	12,673
Income loss income from operations	(100)	111	4	15	(1,146)	585	(2,140)	(2,701)
Other (income) expense:
Loss on extinguishment of debt	-	-	-	-	(31)	(45)	-	(76)
Interest expense	(167)	(74)	-	(241)	(294)	(189)	-	(483)
Other expense (income)	5	1	-	6	(1)	(151)	(67)	(219)
Total other expense	(162)	(73)	-	(235)	(326)	(385)	(67)	(778)
Income (loss) from discontinued operations	(262)	38	4	(220)	(1,472)	200	(2,207)	(3,479)
Income tax provision from discontinued operations	-	-	-	-	-	-	-	-
Net income (loss) from discontinued operations	$(262)	$38	$4	$(220)	$(1,472)	$200	$(2,207)	$(3,479)

NOTE 4 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2020 and 2019 were as follows (dollars in thousands):

	Year ended December 31,
	2020	2019
Cash paid for interest - continuing operations	$1,211	$2,135
Cash paid for interest - discontinued operations	241	521
Cash paid for taxes - continuing operations	16	-
Cash paid for taxes - discontinued operations	33	12
Non-cash investing and financing activities
Purchase of vehicles by issuing loan payable	112
Note received as part of TeamGlobal Sale	1,700	-
Paid-in-kind interest transferred from accrued interest to the principal balance of the 2019 Promissory Notes	1,283	-
Business combinations, net of cash:
OpenALPR Technology Acquisition:
Current assets	-	415
Intangible assets	-	7,436
Goodwill	-	4,934
Current liabilities	-	(388)
Cash paid acquisition of OpenALPR Technology	-	(7,000)
Note issued acquisition of OpenALPR Technology	-	(5,000)
Issuance of common stock	-	(397)
Sale of Secured Education:
Current assets	-	(58)
Intangible assets sold	-	(249)
Current liabilities	-	54
Loss on sale	-	3
Financing activities:
Notes payable - continuing operations	-	21,000
Debt discount financing costs	-	(2,599)
Extinguishment of debt	-	(1,113)
Repayment of notes payable and interest expense, net of debt discount	-	(2,515)
Investment in OpenALPR Technology	-	(12,000)
Issuance of warrants in conjunction with notes payable	-	706
Accounts payable	-	360
Proceeds from notes payable	-	3,839
Non-cash Note Exchange transaction
Exchange of accrued interest and stock issuance costs	(226)	-
Debt extinguishment costs	(2,484)	-
Exchange of the net principal balance of the 2019 Promissory Notes	(14,688)	-
Issuance of common stock	17,325	-
Cash impact of Note Exchange transaction	(73)	-
Adoption of ASC-842 Lease Accounting:
Right-of-use lease asset	354	291
Lease liability	$(354)	$(291)

NOTE 5 – INVENTORY

As of December 31, 2020 and 2019, inventory consisted entirely of the following (dollars in thousands):

	December 31,
	2020	2019
Parts and cameras	$558	$302
Finished goods	706	-
Total inventory	$1,264	$302

NOTE 6 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (dollars in thousands):

	December 31,
	2020	2019
Furniture and fixtures	$83	$57
Office equipment	314	110
Camera systems	1,088	772
Vehicles	395	36
Leasehold improvements	200	122
Total	$2,080	$1,097
Less: accumulated depreciation and amortization	(1,033)	(655)
Property and equipment, net from continuing operations	$1,047	$442

Depreciation and amortization related to property and equipment, net from continuing operations for the years ended December 31, 2020 and 2019 was $382,000 and $323,000, respectively.

Information about the Company’s total assets in different geographic regions is as follows (dollars in thousands):

	December 31,
	2020	2019
United States	$2,080	$1,027
Canada	-	70
Accumulated depreciation	(1,033)	(655)
Property and equipment, net from continuing operations	$1,047	$442

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

Cash paid for amounts included in the measurement of operating lease liabilities from continuing operations was $251,000 and $75,000 for the year ended December 31, 2020 and 2019, respectively.

 Operating lease expense from continuing operations for the year ended December 31, 2020 and 2019 was $263,000 and $184,000, respectively, and is part of general and administrative expenses in the accompanying consolidated statement of operations.

Supplemental balance sheet information related to leases as of December 31, 2020 was as follows (dollars in thousands):

Operating lease right-of-use lease assets from continuing operations	$426

Current portion of lease liability	$253
Long-term portion of lease liability	188
Total lease liability from continuing operations	$441

Weighted average remaining lease term - operating leases from continuing operations	2.19

Weighted average discount rate - operating leases	9%

Maturities of operating lease liabilities for continuing operations at December 31, 2020 were as follows (dollars in thousands):

2021	$278
2022	104
2023	84
2024	18
Total lease payments	484
Less imputed interest	43
Maturities of lease liabilities	$441

NOTE 8 – INTANGIBLE ASSETS

Goodwill

There have been no changes from December 31, 2019 in the carrying amount of goodwill of continuing operations for the year ended December 31, 2020.

Intangible Assets Subject to Amortization

The following summarizes the change in intangible assets from December 31, 2019 to December 31, 2020 (dollars in thousands):

	December 31, 2019	Additions	Amortization	December 31, 2020
Intangible assets subject to amortization from continuing operations
Customer relationships	$396	$-	$(34)	$362
Marketing related	230	-	(71)	159
Technology based	6,395	-	(1,034)	5,361
Internally capitalized software	1,223	162	(229)	1,156
Intangible assets subject to amortization from continuing operations	$8,244	$162	$(1,368)	$7,038

The following provides a breakdown of identifiable intangible assets as of December 31, 2020 (dollars in thousands):

	Customer Relationships	Marketing Related	Technology Based	Internally Capitalized Software	Total
Identifiable intangible assets	$461	$327	$7,206	$1,452	$9,446
Accumulated amortization	(99)	(168)	(1,845)	(296)	(2,408)
Identifiable intangible assets from continuing operations, net	$362	$159	$5,361	$1,156	$7,038

These intangible assets are being amortized on a straight-line basis over their weighted average remaining estimated useful life of 3.5 years. Amortization expense attributable to continuing operations for the year ended December 31, 2020 and 2019 was $1,368,000 and $971,000, respectively, and is presented as part of general and administrative expenses in the accompanying consolidated statements of operations.

As of December 31, 2020, the estimated annual amortization expense from continuing operations for each of the next five fiscal years and thereafter is as follows (dollars in thousands):

2021	$1,551
2022	1,470
2023	1,290
2024	1,060
2025	1,051
Thereafter	400
Capitalized software not yet placed in service	216
Total	$7,038

NOTE 9 – DEBT

Long-Term Debt

On January 25, 2017, pursuant to the terms of its acquisition of Firestorm, the Company issued $1,000,000 in the aggregate form of four unsecured, subordinated promissory notes with interest payable over five years. The principal amount of one of the notes payable is $500,000 payable at an interest rate of 2% and the remaining three notes are evenly divided over the remaining $500,000 and payable at an interest rate of 7%. The notes mature on January 25, 2022. The aggregate balance of these notes payable was $980,000 and $961,000, net of unamortized interest, as of December 31, 2020 and December 31, 2019, respectively, to reflect the amortized fair value of the notes issued due to the difference in interest rates of $20,000 and $39,000, respectively.

2018 Promissory Notes

On April 3, 2018, the Company entered into a transaction pursuant to which an institutional investor (the “2018 Lender”) loaned $2,000,000 to the Company (the “2018 Promissory Note”). On March 12, 2019, the $2,000,000 balance due on the 2018 Promissory Note was retired in its entirety in exchange for an equivalent principal amount of the 2019 Promissory Notes. In addition, Rekor paid to the 2018 Lender $1,050,000 of consideration for the re-acquisition by the Company of the Lender’s participation interest in the Company and $75,000 of interest due through May 1, 2019. All amounts paid were obtained from the proceeds of the 2019 Promissory Notes. The consideration of $1,050,000 for the 2018 Lender’s participation and unamortized financing costs of $63,000 are recorded as costs in connection with the loss on the extinguishment of debt of $1,113,000 for the year ended December 31, 2019.

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

The Rekor PPP Loan and the Rekor Recognition PPP Loan (collectively the “Loans”) may be prepaid at any time prior to maturity with no prepayment penalties. The Loans contain events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the Loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company used the entire Loans amount for qualifying expenses and to apply for forgiveness of the Loans in accordance with the terms of the CARES Act. The current and long-term portion of the Loans is presented as part of loans payable current portion and loans payable, long-term, respectively, on the accompanying consolidated balance sheets.

The Small Business Administration (“SBA”), in consultation with the Department of Treasury, issued new guidance that creates uncertainty regarding the qualification requirements for a PPP loan for public companies. The Company applied for forgiveness with Newtek Small Business Finance, LLC. The Company's forgiveness application is still being reviewed.

2019 Promissory Notes

On March 12, 2019, the Company entered into a note purchase agreement pursuant to which investors, including OpenALPR Technology, Inc. (the “2019 Lenders”) loaned $20,000,000 to the Company (the “2019 Promissory Notes”) and the Company issued to the 2019 Lenders warrants to purchase 2,500,000 shares of Rekor common stock (the “March 2019 Warrants”). The loan bore interest at 16% per annum, of which at least 10% per annum was required to be paid in cash. Any remaining interest accrued to be paid at maturity or earlier redemption. The notes also required a $1,000,000 exit fee due at maturity, or a premium if paid before the maturity date, and compliance with affirmative, negative and financial covenants, including a fixed charge coverage ratio, minimum liquidity and maximum capital expenditures. Transaction costs included $403,000 for a work fee payable over 10 months, $290,000 in legal fees and a $200,000 closing fee. As of December 31, 2020, the Company had settled the full amount of the 2019 Promissory Notes. The loan was secured by a security interest in substantially all of the assets of Rekor. The March 2019 Warrants are exercisable over a period of five years, at an exercise price of $0.74 per share, and were valued at $706,000, at the time of issuance. The warrants were exercisable commencing March 12, 2019 and expire on March 12, 2024. The 2019 Promissory Notes had an effective interest rate of 24.87%.

As of the first anniversary date of the commencement of the 2019 Promissory Notes $1,283,000 of the paid-in kind interest had not been paid by the Company and per the purchase agreement was added to the principal balance of the 2019 Promissory Notes in March 2020.

2019 Promissory Note Amendments

On March 26, 2020, the Company entered into the First Amendment to the Note Purchase Agreement which effectively extended the maturity date of the 2019 Promissory Notes from March 11, 2021 to June 12, 2021. The Company incurred $100,000 in transaction costs related to the First Amendment to the Note Purchase Agreement, these costs were financing costs and deferred over the remaining life of the loan.

On April 2, 2020, in connection with the sale of AOC Key Solutions, the Company transferred $2,200,000 to the holders of the 2019 Promissory Notes. $2,000,000 of the funds were used as a prepayment of principal while the other $200,000 was paid as a premium percentage as the portion of the 2019 Promissory Notes were paid prior to the maturity date. The premium percentage paid in connection with this transaction is presented as part of debt extinguishment costs in the accompanying consolidated statement of operations.

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

2019 Promissory Note Retirement

On June 30, 2020, the Company entered into Exchange Agreements with certain 2019 Lenders of the Company’s 2019 Promissory Notes. Subject to the terms and conditions set forth in the Exchange Agreements, approximately $17,398,000, was redeemed in exchange for 4,349,497 shares of the Company’s common stock, at a rate of $4 per share, which was the closing price of the common stock on the date of the Exchange. On July 15, 2020, the Company completed the Note Exchange. At the time of the Exchange Agreement the net amount of long-term debt redeemed for common stock was $14,688,000, this included the existing principal balance subject to conversion, the portion of the exit fee associated with the notes subject to conversion, offset by the portion of unamortized issuance costs associated with the notes subject to conversion. There was also $226,000 related to the paid-in-kind (“PIK”) interest associated to the notes subject to conversion that was exchanged as part of the Exchange Agreements. The difference between the market value of the shares issued and the net carrying amount of the obligations above of $2,484,000, was recorded as part of debt extinguishments costs in the accompanying consolidated statement of operations. Following the Note Exchange, approximately $4,398,000 aggregate principal amount of the 2019 Promissory Notes remained outstanding, plus an additional $216,000 related to the exit fee.

The Company incurred stock issuance costs of approximately $73,000 related to legal, accounting, and other fees in connection with the Exchange Agreements. These costs are presented as a reduction to additional paid-in capital on the accompanying consolidated balance sheets.

On September 16, 2020, the Company issued a cash payment of $5,284,000 to complete the retirement of the remaining aggregate principal balance of the 2019 Promissory Notes. As a result of this optional prepayment, the 2019 Promissory Notes have been fully redeemed pursuant to their terms, and as a result the Company has no further obligations under the Note Purchase Agreement, as amended. The warrants previously issued pursuant to the Note Purchase Agreement remain outstanding pursuant to their terms.

Interest Expense

The following table presents the interest expense related to the contractual interest and the amortization of debt issuance costs for the Company’s debt arrangements (dollars in thousands):

	Year ended December 31,
	2020	2019
Contractual interest	$1,846	$2,808
Amortization of debt issuance costs	657	1,101
Total interest expense	$2,503	$3,909

Debt Extinguishment Costs

For the year ended December 31, 2020, the Company recognized the following debt extinguishment costs: $200,000 related to an early cash payment in April 2020 related to the 2019 Promissory Notes, $2,484,000 related to the Exchange Agreements completed in July 2020 and $684,000 related to an early cash payment in September 2020 to retire the remaining balance of the 2019 Promissory Notes, these costs were offset by the forgiveness of loans in the amount of $87,000 in the third quarter of 2020. These costs are presented as part of debt extinguishment costs in the accompanying consolidated statement of operations, for the year ended December 31, 2020. For the year ended December 31, 2019, loss on the extinguishment of debt of $1,113,000 related to the retirement of the 2018 Promissory Notes.

Schedule of Principal Amounts Due of Debt

The principal amounts due for long-term notes payable are shown below as of December 31, 2020 (dollars in thousands):

2021	517
2022	1,432
2023	37
Total	1,986

Less unamortized interest	(20)
Total notes payable	$1,966

Loan payable, current portion	$517
Loan payable, long-term	469
Notes payable, long-term	980
Total notes payable	$1,966

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

The expense from income taxes for the years ended December 31, 2020 and 2019 consists of the following (dollars in thousands):

	Year ended December 31,
	2020	2019
Federal:
Deferred	$14	$10
Total federal	14	10
State:
Current	9	37
Total state	9	37
Provision for income taxes	$23	$47

The components of deferred income tax assets and liabilities are as follows at December 31, 2020 and 2019 (dollars in thousands):

	Year ended December 31,
Deferred tax assets	2020	2019
Net operating loss	$9,728	$4,724
163(j) limitation	2,293	1,079
Lease liabilities	159	246
Other	148	322
Total gross deferred tax assets	12,238	6,371

Valuation allowance for deferred tax assets	(12,215)	(5,813)
Total deferred tax assets	113	558

Deferred tax liabilities:
Right-of-use asset	(126)	(202)
Goodwill and intangibles	(104)	(328)
Fixed assets	93	(38)
Total gross deferred tax liabilities	(137)	(568)
Net deferred tax liabilities	$(24)	$(10)

The difference between the income tax provision computed at the U.S. Federal statutory rate and the effective tax rate is as follows for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019
U.S. statutory federal rate	21.0%	21.0%
(Decrease) increase in taxes resulting from:
State income tax rate, net of U.S. Federal benefit	11.1%	1.5%
Impact of changes in tax rates	7.9%	0.0%
True-ups	-1.1%	-0.1%
Other	6.1%	-0.6%
Valuation allowance	-45.2%	-22.1%
Effective tax rate	-0.2%	-0.3%

The Company files income tax returns in the United States and in various state and foreign jurisdictions. No U.S. Federal, state or foreign income tax audits were in process as of December 31, 2020.

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

As of December 31, 2020, the Company had gross federal and state net operating loss carryforwards of $33,787,000 and $26,435,000, respectively, and a valuation allowance of $12,215,000 recorded against its net deferred tax assets. As of December 31, 2020, Rekor had net federal and state net operating loss (“NOL”) carryforwards of $7,096,000 and $2,632,000 respectively. These NOLs are scheduled to begin to expire in 2034 and $9,728,000 are grandfathered under the Tax Cuts and Jobs Act; thus, these NOLs are not subject to the 80 percent limitation. NOLs generated in the years ended December 31, 2020 and 2019 of $14,726,000 and $10,249,000, respectively, will be carried forward indefinitely and are subject to the annual 80 percent limitation.

As of December 31, 2019, Rekor had gross federal and state net operating loss carryforwards of $19,192,000 and $11,952,000, respectively, and a valuation allowance of $5,813,000 recorded against its net deferred tax assets. As of December 31, 2019, Rekor had net federal and state net operating loss carryforwards of $4,030,000 and $693,00 respectively.

For the years ended December 31, 2020 and 2019, the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2017 through 2019 tax years remain subject to examination by the IRS.

NOTE 12 – EMPLOYEE BENEFIT PLAN

On January 1, 2019, Rekor established the Rekor Systems, Inc. 401(k) Plan (the “Rekor 401(k) Plan”), a Qualified Automatic Contribution Arrangement (QACA) safe harbor plan. Employees that satisfied the eligibility requirements became participants in the Rekor 401(k) Plan. The Company contributes an amount equal to the sum of 100% of a participant’s elective deferrals that do not exceed 1% of participant’s compensation, plus 50% of the participant’s elective deferrals that exceed 1% of the participants compensation, but do not exceed 6% of the participant’s compensation. Employee contributions are fully vested, and matching contributions are subject to a two-year service vesting schedule.

The amount of contributions recorded from continuing operations by the Company under these plans during the years ended December 31, 2020 and 2019 were $228,000 and $149,000, respectively.

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

Following an initial amended complaint, answer and counterclaims, and defendants’ motion for judgment on the pleadings, on January 30, 2020, the Company filed a Second Amended Complaint, which the Firestorm Principals answered together with counterclaims on February 28, 2020.  Thereafter, on March 30, the Company moved to dismiss certain counterclaims against certain executives named as counterclaim-defendants, which resulted in the Firestorm Principals voluntarily dismissing those counterclaims against those parties.  The Company thereafter filed its response and affirmative defenses to the Counterclaims on April 22, 2020.  On April 27, 2020, the Firestorm Principals filed a Motion for Partial Judgment on the Pleadings, which the Company has opposed.  In addition, on December 9, 2019, the Firestorm Principals filed a motion for an interim award of expenses and attorney’s fees.  The Court denied the Firestorm Principals’ fee advance motion.

In the year 2020, the Firestorm Principals filed suit in New York Supreme Court against directors of the Company, alleging breach of fiduciary duty and libel.  The Company believes that these suits are without merit and intends to vigorously litigate this matter.

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

On September 8, 2020, the Company filed a Petition for Inter Partes Review at the U.S. Patent and Trademark Office’s Patent Trial and Appeal Board (“PTAB”) requesting that the PTAB review and find unpatentable certain claims of the patent asserted by Vigilant.

In November of 2020, the Company and Vigilant Solutions, LLC agreed to resolve the district court litigation and Inter Partes Review action between the parties pursuant to a confidential settlement agreement. None of the obligations imposed by that confidential settlement agreement are material to the Company.

On January 31, 2020, the Company’s wholly owned subsidiary, OpenALPR, filed a complaint in the US District Court for the Western District of Pennsylvania against a former customer, Plate Capture Solutions, Inc. (“PCS”) for breach of software license agreements pursuant to which software was licensed to PCS. On June 14, 2020, PCS filed its operative answer to the Complaint.  On June 21, 2020, PCS filed a motion to join the Company and another entity, OpenALPR Technology, Inc., as parties to the litigation and made claims against them for defamation, fraud and intentional interference with existing and future business relationships. On July 13, 2020, OpenALPR filed an opposition to the motion for joinder. On November 23, 2020, the Court denied PCS’s Motion for Joinder with prejudice. The case is currently proceeding between OpenALPR and PCS only, and is still in its early stages. Rekor believes that OpenALPR has substantial defenses to the claims and intends to vigorously defend the allegations of those claims.

On September 18, 2020, Fordham Financial Management, Inc. (“Fordham”) commenced a lawsuit against the Company in the Supreme Court for the State of New York, New York County. Fordham alleges that the Company breached an underwriting agreement with Fordham. Fordham has brought claims for breach of contract, a declaratory judgment, and attorneys’ fees and expenses, and seeks damages. The Complaint was served to the Company on September 25, 2020. The parties have agreed to extend the Company’s time to respond to the Complaint until March 25, 2021 and have agreed that if the Company files a motion to dismiss, such motion will be fully briefed and returnable on May 25, 2021 if not further extended. The parties engaged in a private mediation on February 24, 2021 but were unable to reach settlement.

At this stage of the Fordham litigation, the Company is unable to render an opinion regarding the likelihood of a favorable outcome. The Company intends to vigorously litigate this action and believes that the claims asserted are without merit.

In addition, from time to time, the Company may be named as a party to various other lawsuits, claims and other legal and regulatory proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, infringement of proprietary rights, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings the Company accrues reserves when a loss is probable, and the amount of such loss can be reasonably estimated. It is the Company’s opinion that the outcome of these proceedings, individually and collectively, will not be material to the Company’s consolidated financial statements as a whole.

NOTE 14 – STOCKHOLDERS’ (DEFICIT) EQUITY

Common Stock

Effective March 18, 2019, the Company has adopted and approved an amendment to increase the number of authorized shares of common stock from 30,000,000 to 100,000,000, $0.0001 par value. The rights and privileges terms of the additional authorized shares of common stock are identical to those of the currently outstanding shares of common stock. However, because the holders of common stock do not have preemptive rights to purchase or subscribe for any new issuances of common stock, the subsequent potential issuance of additional shares of common stock will reduce the current stockholders’ percentage ownership interest in the total outstanding shares of common stock. The Amendment and the creation of additional shares of authorized common stock will not alter current stockholders’ relative rights and limitations. As of December 31, 2020 and 2019, the issued and outstanding common shares of Rekor were 33,013,271 and 21,595,653, respectively.

For the year ended December 31, 2020 and 2019, the Company issued 298,392 and 0 shares of Rekor common stock related to the exercise of common stock options, respectively.

On February 15, 2019, the Company entered into Amendment No. 1 to the OpenALPR Purchase Agreement, pursuant to which the Company agreed to issue 600,000 shares of Rekor common stock as partial consideration for the OpenALPR Technology Acquisition. On March 12, 2019, the Company issued 600,000 shares of Rekor common stock as part of the consideration for the OpenALPR Technology Acquisition.

During the third quarter of 2020, the Company issued 4,349,497 shares of Rekor common stock as part of the Exchange Agreements with certain 2019 Lenders of the Company’s 2019 Promissory Notes. The Company incurred stock issuance costs of approximately $73,000 related to legal, accounting, and other fees in connection with the Exchange Agreement. These costs are presented as a reduction to additional paid-in capital on the accompanying consolidated balance sheets.

At-the-Market Offering

On August 14, 2019, the Company entered into the Sales Agreement with B. Riley FBR, Inc. (“B. Riley FBR”) to create an at-the-market equity program under which the Company from time to time offered and sold shares of its common stock, having an aggregate offering price of up to $15,000,000, through or to B. Riley FBR. Subject to the terms and conditions of the Sales Agreement, B. Riley FBR would use its commercially reasonable efforts to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions. B. Riley FBR was entitled to a commission equal to 3.0% of the gross proceeds from each sale. The Company incurred issuance costs of approximately $226,000 related to legal, accounting, and other fees in connection with the Sales Agreement. These costs were charged against the gross proceeds of the Sales Agreement and presented as a reduction to additional paid-in capital on the accompanying consolidated balance sheets.

On August 28, 2020, the Company filed Amendment No. 1 to the Sales Agreement dated August 14, 2019 to increase the size of the market equity program under which the Company from time to time offered and sold shares of its common stock, from an aggregate offering price of up to $15,000,000 to an amended maximum aggregate offering price of up to $40,000,000 through or to B. Riley FBR. The Company incurred issuance costs of approximately $25,000 related to legal fees in connection with the amendment to the Sales Agreement. These costs were charged against the gross proceeds of the Sales Agreement and presented as a reduction to additional paid-in capital on the accompanying consolidated balance sheets.

Sales of the Company’s common stock under the Sales Agreement were issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No 333-224423), previously filed with the Securities and Exchange Commission (“SEC”) on April 24, 2018 and declared effective by the SEC on April 30, 2018. For the year ended December 31, 2020, based on settlement date, the Company sold 5,216,562 shares of common stock at a weighted-average selling price of $5.92 per share in accordance with the Sales Agreement. Net cash provided for the year ended December 31, 2020 from the Sales Agreement was $29,930,000 after paying 3.0% or $926,000 related to cash commissions provided to B. Riley FBR.

For the year ended December 31, 2019, based on the settlement date, the Company sold 1,292,730 shares of common stock at a weighted-average selling price of $2.53 per share in accordance with the Sales Agreement. Net cash provided from the Sales Agreement was $2,949,000 after paying $226,000 related to the issuance cost, as well as, 3.0% or $98,000 related to cash commissions provided to B. Riley FBR.

On September 21, 2020, the Company elected to voluntarily terminate its Sales Agreement with B. Riley FBR pursuant to the terms of the Sales Agreement.  As of the termination date, the Company had offered and sold an aggregate of 6,509,292 shares of common stock pursuant to the Sales Agreement, which resulted in aggregate gross proceeds of $34,154,000.

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

Series A Cumulative Convertible Redeemable Preferred Stock

Of the 2,000,000 authorized shares of preferred stock, 505,000 shares are designated as $0.0001 par value Series A Cumulative Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”). The holders of Series A Preferred Stock have a right to convert each share into common stock at an initial conversion price and a specified conversion price which increases annually based on the passage of time beginning in November 2019. The holders of Series A Preferred Stock also have a put right after 60 months from the issuance date to redeem any or all of the Series A Preferred Stock at a redemption price of $15.00 per share plus any accrued but unpaid dividends. The Company has a call right after 36 months from the issuance date to redeem all of the Series A Preferred Stock at a redemption price which increases annually based on the passage of time which began in November 2019. The Series A Preferred Stock contains an automatic conversion feature based on a qualified initial public offering in excess of $30,000,000 or a written agreement by at least two-thirds of the holders of Series A Preferred Stock at an initial conversion price and a specified price which increases annually based on the passage of time beginning in November 2016. Based on the terms of the Series A Preferred Stock, the Company concluded that the Series A Preferred Stock should be classified as mezzanine equity in the accompanying consolidated balance sheets as of December 31, 2020 and 2019.

Rekor adjusts the value of the Series A Preferred Stock to redemption value at the end of each reporting period. The adjustment to the redemption value is recorded through additional paid in capital of $865,000 and $752,000 for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, and 2019, 502,327 shares of Series A Preferred Stock were issued and outstanding.

The holders of Series A Preferred Stock are entitled to quarterly cash dividends of $0.175 (7% per annum) per share. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter. For the year ended December 31, 2020 and 2019, the Company did not pay cash dividends to shareholders of record of Series A Preferred Stock. Accrued dividends payable to Series A Preferred Stock shareholders were $952,000 and $551,000 as of December 31, 2020 and 2019, respectively, and are presented as part of the accounts payable and accrued expenses on the accompanying consolidated balance sheets.

See Note 17 for additional details related to the conversion of the Series A Preferred Stock.

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

The Series B Preferred Stock is entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. Dividends accrue quarterly and dividend payments for declared dividends are due within five business days following the end of a quarter. For the year ended December 31, 2020 the Company did not pay cash dividends and for the year ended December 31, 2019 the Company paid $108,000 of cash dividends to shareholders of record of Series B Preferred Stock. Accrued dividends payable to Series B Preferred Stock shareholders were $167,000 and $54,000 as of December 31, 2020 and 2019 and are presented as part of the accounts payable and accrued expenses on the accompanying consolidated balance sheets.

See Note 17 for additional details related to the conversion of the Series B Preferred Stock.

Warrants

The Company had warrants outstanding that are exercisable into a total of 925,845 and 2,251,232 shares of Rekor common stock as of December 31, 2020 and December 31, 2019, respectively.

As part of a Regulation A Offering in fiscal year 2016 and 2017, the Company issued warrants to the holders of Series A Preferred Stock. The exercise price for these warrants is $1.03 and they are exercisable into a total of 141,789 and 240,017 shares of Rekor common stock as of December 31, 2020 and December 31, 2019, respectively. The warrants expire on November 23, 2023. For the year ended December 31, 2019, 7,500 of the outstanding warrants were exercised and converted into 3,638 shares of the Company's common stock. For the year ended December 31, 2020, 202,500 of the outstanding warrants were exercised and converted into 98,229 shares of the Company’s common stock.

As part of the acquisition of Firestorm on January 24, 2017, the Company issued: warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $2.5744 per share; and warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $3.6083 per share (the “Firestorm Warrants”). The expiration date of the Firestorm Warrants is January 24, 2022. As of December 31, 2020, and 2019, there were 631,254 Firestorm Warrants outstanding.

Pursuant to its acquisition of Secure Education Consultants on January 1, 2018, the Company issued: warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $5.44 per share; and warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $6.53 per share (the “Secure Education Warrants”). The expiration date of the Secure Education Warrants is January 1, 2023. As of December 31, 2020, and 2019, there were 66,666 Secure Education Warrants outstanding.

On November 1, 2018, in connection with an underwritten public offering of its common stock, the Company issued to the underwriters warrants to purchase 206,250 shares of its common stock, exercisable over a period of five years, at an exercise price of $1.00 per share. These warrants are exercisable commencing April 27, 2019 and expire on October 29, 2023. During the year ended December 31, 2020, 11,551 warrants were exercised in cashless transactions resulting in the issuance of 8,659 shares of common stock. During the year ended December 31, 2019, 189,813 warrants were exercised in cash and cashless transactions resulting in the issuance of 148,279 shares of common stock. As of December 31, 2020, and 2019, 4,886 and 16,437 warrants related to the 2018 underwritten public offering remain outstanding, respectively.

On March 12, 2019, in connection with the 2019 Promissory Notes, the Company issued warrants to purchase 2,500,000 shares of its common stock, which are immediately exercisable at an exercise price of $0.74 per share, to certain individuals and entities. Of the 2,500,000 warrants, 625,000 were issued as partial consideration for the OpenALPR Technology Acquisition. During the year ended December 31, 2020, 1,480,625 warrants were exercised in cash and cashless transactions resulting in the issuance of 1,446,279 shares of common stock. During the year ended December 31, 2019, 963,125 warrants were exercised in cash and cashless transactions resulting in the issuance of 783,387 shares of common stock. As of December 31, 2020 and 2019, 81,250 and 1,561,875 warrants related to the 2019 Promissory Notes remain outstanding, respectively.

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

Stock Options

Stock options granted under the 2017 Plan may be either incentive stock options (“ISOs”) or non-qualified stock options (“NSOs”). ISOs may be granted to employees and NSOs may be granted to employees, directors, or consultants. Stock options are granted at exercise prices as determined by the Board of Directors. The vesting period is generally three years with a contractual term of ten years.

Stock compensation expense related to stock options for the years ended December 31, 2020 and 2019 was $313,000 and $446,000, respectively, and is presented as part of general and administrative expenses in the accompanying consolidated statements of operations.

A summary of stock option activity under the Company’s 2017 Plan for the years ended December 31, 2020 and 2019 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)		Aggregate Intrinsic Value
Outstanding balance at January 1, 2019	1,227,557	$2.13	8.39		-
Granted	870,549	1.03	8.76
Forfeited	(111,537)	1.95	-
Canceled	(331,187)	2.05	-
Outstanding balance at December 31, 2019	1,655,383	$1.68	8.33		$3,256
Granted	20,000	4.32	-	(1)
Exercised	(298,392)	2.35	-
Forfeited	(88,841)	3.17	-
Canceled	(44,896)	2.13	-
Outstanding balance at December 31, 2020	1,243,254	$1.44	7.57		$7,827
Exercisable at December 31, 2020	849,908	$1.62	7.20		$5,339
(1) All shares granted in the current year were forfeited in the current year.

 The weighted average grant date fair value of options granted for the years ended December 31, 2020 and 2019 was $3.18 and $0.52, respectively. The intrinsic value of the stock options granted during the years ended December 31, 2020 and 2019, was $75,000 and $2,172,000, respectively. The total fair value of shares that became vested after grant during the years ended December 31, 2020 and 2019 was $316,000 and $408,000, respectively.

As of December 31, 2020, there was $180,000 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan that will be recognized over a weighted average period of 1.43 years.

Restricted Stock Units

Stock compensation expense related to RSU’s for the years ended December 31, 2020 was $483,000 and was presented as part of general and administrative expenses in the accompanying consolidated statements of operations. There were no RSU’s outstanding during the year ended December 31, 2019.

A summary of RSU activity under the Company’s 2017 Plan for years ended December 31, 2020 and 2019 is as follows:

	Number of Shares	Weighted Average Unit Price	Weighted Average Remaining Contractual Term (Years)
Outstanding balance at January 1, 2020	-	$-	-
Granted	488,834	4.44	2.12
Forfeited	(8,850)	3.75	-
Outstanding balance at December 31, 2020	479,984	$4.45	2.12

The grant date fair value is based on the estimated fair value of the Company’s common stock on the date of grant. All RSUs granted vest upon the satisfaction of a service-based vesting condition.

As of December 31, 2020, there was $1,640,000 of unrecognized stock compensation expense related to unvested RSUs granted under the 2017 Plan that will be recognized over an average remaining period of 2.12 years.

NOTE 16 – LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share (dollars in thousands, except per share data):

	Year ended December 31,
	2020	2019
Basic and diluted loss per share
Net loss from continuing operations	$(13,962)	$(12,405)
Less: preferred stock accretion	(865)	(752)
Less: preferred stock dividends	(460)	(460)
Net loss attributable to shareholders from continuing operations	(15,287)	(13,617)
Net loss from discontinued operations	(220)	(3,479)
Net loss attributable to shareholders	$(15,507)	$(17,096)
Weighted average common shares outstanding - basic and diluted	24,192,680	20,033,023
Basic and diluted loss per share from continuing operations	$(0.63)	$(0.68)
Basic and diluted loss per share from discontinued operations	(0.01)	(0.17)
Basic and diluted loss per share	$(0.64)	$(0.85)
Common stock equivalents excluded due to anti-dilutive effect	4,051,601	5,602,841

As the Company had a net loss for the year ended December 31, 2020, the following 4,051,601 potentially dilutive securities were excluded from diluted loss per share: 925,845 for outstanding warrants, 887,461 related to the Series A Preferred Stock, 515,057 related to the Series B Preferred Stock, 1,243,254 related to outstanding options and 479,984 related to outstanding RSUs.

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

NOTE 17 – SUBSEQUENT EVENTS

Public Offering

On February 9, 2021, the Company issued and sold 6,126,936 shares of its common stock (which includes 799,166 shares of common stock sold pursuant to the exercise of an overallotment option). The net proceeds to the Company, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $70.1 million. The shares were sold pursuant to an underwriting agreement with B. Riley Securities, Inc. and Lake Street Capital Markets, LLC, as representatives of the several underwriters named therein and our shelf registration statement on Form S-3 (Registration Statement No. 333-224423) filed by the Company with the SEC that became effective on April 30, 2018. On February 4, 2021, a prospectus supplement and accompanying prospectus were filed with the SEC in connection with the offering and a related registration statement (File No. 333-252735) was filed pursuant to Rule 462(b) promulgated under the Securities Act.

Automatic Conversion of Series A Cumulative Convertible Redeemable Preferred Stock and Series B Cumulative Convertible Redeemable Preferred Stock

As a result of the closing of the Public Offering, all of the Company’s issued and outstanding Series A Preferred Stock was automatically converted and Series B Preferred Stock was converted pursuant to their respective terms into an aggregate of 1,416,785 shares of the Company’s common stock. As a result of the automatic conversion of the Series A Preferred, the Series A Preferred will no longer be quoted on the OTC Pink. The Series B Preferred was not quoted on any trading market.

Offer To Purchase Iteris

On February 20, 2021, the Company advised Iteris Inc. (“Iteris”) that it was prepared to offer to purchase all of Iteris’ outstanding common stock. The offer to Iteris was for a combination of cash and common stock subject to confirmatory diligence and approval of both boards of directors. On February 26, 2021, the Company was advised that the board of directors of Iteris declined the offer by the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Based on management’s review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2020.

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

Under the supervision and with the participation with our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes to Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND COPORATE GOVERNANCE

The following table sets forth our directors and executive officers.

Name	Age	Position
Executive Officer
Robert A. Berman	61	President and Chief Executive Officer and Executive Chairman of the Board (Effective July 2020)
Eyal Hen	48	Chief Financial Officer
Riaz Latifullah	64	Executive Vice President, Corporate Development

Directors:
James K. McCarthy	69	Chairman of the Board and Strategic Advisor (Retired July 2020)
Paul A. de Bary	74	Lead Director
Glenn Goord	69	Director
David Hanlon	76	Director
Christine J. Harada	48	Director
Richard Nathan, Ph. D.	76	Director
Steven D. Croxton	53	Director

Directors

Robert Berman has served as our President and Chief Executive Officer and a member of our Board of Directors since March 2016. In July 2020 Mr. Berman was appointed to be the Company’s Executive Chairman upon the recommendation of the Company’s Governance Committee. Since January 2000, Mr. Berman has served as the General Partner of Avon Road Partners, L.P., a limited partnership investing in real estate and the broadcast media industry. From 2006 through March 2015, Mr. Berman held the office of Chairman and Chief Executive Officer at Cinium Financial Services Corporation, a privately-held specialty finance company, and its predecessor, Upper Hudson Holdings, LLC. Prior to Cinium, Mr. Berman was Chief Executive Officer of Empire Resorts, Inc., a NASDAQ-listed gaming company, from 2002-2005. We believe Mr. Berman is qualified to serve on our Board of Directors due to his extensive executive leadership and management experience, his experience in private equity and with public companies, and his understanding of financial markets and mergers and acquisitions.

James K. McCarthy retired as the Chairman of the Board of Directors of the Company in July 2020. Prior to Mr. McCarthy resignation, he served as the Chairman of our Board of Directors since March 2016 and as Strategic Advisor to our Company since April 2018. Mr. McCarthy served as our Chief Strategy Officer from March 2016 to March 2017.

Richard Nathan, Ph.D., has served on our Board of Directors since March 2016. From April 2016 until his retirement in February 2018, Dr. Nathan served as our Chief Operating Officer. Prior to that, Dr. Nathan was the Chief Executive Officer of AOC Key Solutions, where he worked for over 17 years. Dr. Nathan has over 45 years of corporate management, program management and business and proposal development experience and experience managing service and technical contracts for federal departments and agencies and state governments. Dr. Nathan holds a BS in Chemistry from the Massachusetts Institute of Technology and a PhD in Chemistry from the Polytechnic Institute of Brooklyn. We believe Dr. Nathan is qualified to serve on our board of directors due to his technical background and executive leadership experience.

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

Paul A. de Bary has served on our Board of Directors since January 2017 and as Lead Director since November 2017. Mr. de Bary has previously served as a partner in a Wall Street law firm and a managing director for several broker dealers, where he provided investment banking and financial advisory services to governmental units and private businesses. He has served as a director, general counsel or CFO for several public companies and currently serves as chair of the Board of Ethics of the Town of Greenwich, Connecticut. Mr. de Bary is a member of the American Bar Association, the New York State Bar Association and the Association of the Bar of the City of New York. Mr. de Bary holds a JD, an MBA and an A.B. from Columbia University. We believe Mr. de Bary is qualified to serve on our board of directors due to his legal and investment experience and his experience as a member of several boards of directors, including those of public companies.

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

Executive Officers

Robert A. Berman, Chief Executive Officer, President and Executive Chairman of the Board The biography for Robert A. Berman is set forth above in the section entitled “Directors.”

Eyal Hen, Chief Financial Officer - Mr. Hen has more than 17 years’ experience as a global finance and business management executive in corporate environments, most recently with VAYA Pharma Inc. and Ormat Technologies, Inc. (NYSE: ORA). His expertise working as a finance executive in the public markets, where he oversaw financial reporting, compliance initiatives, investor communications, and financing, will be instrumental as the Company continues its growth. Mr. Hen holds a BA in Economics and Accounting from Ben Gurion University (Israel) and an MBA from the University of Phoenix.

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

Independence of Directors

Our Board is currently comprised of seven members, five of whom are independent directors. As of December 31, 2020, Richard Nathan and Robert A. Berman were not independent directors. Richard Nathan became an independent director on March 1, 2021.

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

Committees of the Board

Our Board has three standing committees: Audit, Compensation, and Governance. Each of the committees is solely comprised of and chaired by independent directors, each of whom the Board has affirmatively determined is independent pursuant to the Stock Market Rules. Each of the committees operates pursuant to its charter. The committee Charters are reviewed annually by the Governance Committee. If appropriate, and in consultation with the chairs of the other committees, the Corporate Governance Committee proposes revisions to the charters. The responsibilities of each standing committee are described in more detail below. From time to time, the Board of Directors may also appoint special committees for specific purposes. The Board has also chartered an Executive Committee to serve in the event that our Chief Executive Officer is unable to discharge duties for a limited period of time. The charters for the three standing committees are available on the Company's website at www.rekor.ai by following the link to “Investors” and then to “Corporate Governance.”

The Chair and members of each standing committee are summarized in the table below:

Name	Audit Committee	Compensation Committee	Corporate Governance Committee	Special Committee

Paul A. de Bary - (Independent)	Chair	-	Member	Member
Glenn Goord- (Independent)	Member	Chair	-	-
David Hanlon - (Independent)	-	Member	Member	Chair
Christine J. Harada - (Independent)	Member	Member	Chair	Member
Steven D. Croxton - (Independent)	Member	Member	-	-

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

Corporate Governance Committee

Our Board has a Governance Committee that (1) reviews and recommends improvements to our governance guidelines and corporate policies; (2) monitors compliance with our Code of Conduct; (3) trains new members of the Board of Directors; (4) reviews the performance of the Board of Directors and its various committees and makes recommendations intended to improve that performance, (5) evaluates and makes recommendations concerning changes in the charters of the various Committees of the Board of Directors, (6) evaluates the performance of the Chief Executive Officer of the Corporation, (7) oversees the development and implementation of succession planning for Corporation senior management positions; (8) identifies and recommends candidates for nomination as members of the Board of Directors and its committees; and (9) such other matters as may be required to ensure compliance with applicable federal and state laws or the requirements of any exchange on which the Company maintains a listing for its securities. The committee is required to be comprised of entirely “independent” directors within the meaning of NASDAQ Rule 5605(b)(1). Ms. Harada currently serves as the Chair of the Governance Committee and is joined on the committee by Mr. Hanlon and Mr. de Bary.

Compensation of Rekor Directors

The following table provides the total compensation for each person who served as a non-employee member of our Board of Directors during fiscal year 2020, including all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of fiscal year 2020:

	Fees earned or paid in cash	Total
Name	($)	($)
Paul de Bary	$76,000	$76,000
Glenn Goord	48,500	48,500
Christine Harada	57,250	57,250
Richard Nathan, Ph. D.	33,500	33,500
David Hanlon	45,250	45,250
Steven D. Croxton	38,500	38,500

  For the year ended December 31, 2021 our non-employee directors are compensated for their services as follows:

		Board Meeting Fee		Committee Meeting Fee
	Annual Fee	In Person	Telephonic	In Person	Telephonic
Position	($) (1)	($)	($)	($)	($)
Board Member	25,000	1,000	500	500	250
Audit Committee Chair	20,000	1,500	500	500	250
Compensation Committee Chair	10,000	1,500	500	500	250
Governance Committee Chair	10,000	1,500	500	500	250
Special Committee	-	500	250	500	250
Lead Director	10,000	-	-	-	-
(1) Payments are made on a quarterly basis.

On November 5, 2020, our Board of Directors approved the following changes to the board compensation fee structure beginning on January 1, 2021:

		Board Meeting Fee		Committee Meeting Fee
	Annual Fee	In Person	Telephonic	In Person	Telephonic
Position	($) (1)	($)	($)	($)	($)
Board Member	50,000	1,000	500	500	250
Audit Committee Chair	30,000	1,500	500	500	250
Compensation Committee Chair	10,000	1,500	500	500	250
Governance Committee Chair	10,000	1,500	500	500	250
Special Committee	-	500	250	500	250
Lead Director	10,000	-	-	-	-
(1) Payments are made on a quarterly basis.

Directors who are officers or employees of Rekor or its subsidiaries do not receive any compensation for service on our Board, but employee directors will be reimbursed for expenses incurred in attending meetings of our Board or any committees thereof.

Code of Ethics

We have adopted a Code of Conduct, which serves as our Code of Ethics, which applies to all of our employees, including our Chief Executive Officer and our Chief Financial Officer. Our Code of Conduct is available on our website at www.rekor.ai. If we amend or grant a waiver of one or more of the provisions of our Code of Conduct, we intend to satisfy the requirements under Item 5.05 of Item 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Conduct that apply to our Principal Executive and Principal Financial Officer by posting the required information on our website at the above address. Our website is not part of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and shareholders who own more than 10% of the Company’s stock to file forms with the SEC to report their ownership of the Company’s stock and any changes in ownership. The Company assists its directors and executives by identifying reportable transactions of which it is aware and preparing and filing the forms on their behalf. All persons required to file forms with the SEC must also send copies of the forms to the Company. We have reviewed all forms provided to us. Based on that review and on written information given to us by our executive officers and directors, we believe that all Section 16(a) filings during the past fiscal year were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

This section discusses material components of our 2020 compensation program for our named executive officers identified in the 2020 Summary Compensation Table below.

2020 Summary Compensation Table

Name/Capacities in which compensation was received	Year	Base Salary		Bonus	Equity incentive awards		All other compensation (3)	Total
Robert Berman	2020	$495,000		$-	$-		$24,826	$519,826
Chief Executive Officer	2019	453,205	(1)	-	46,605	(2)	18,194	518,004
Eyal Hen	2020	371,667	(4)	15,000	237,000	(6)	19,862	643,529
Chief Financial Officer	2019	202,074	(5)	-	26,415	(7)	2,488	230,977
Riaz Latifullah	2020	305,000		25,000	-		25,260	355,260
EVP Corporate Development	2019	289,680	(8)	-	10,566	(9)	17,700	317,946

(1)
In 2019, we increased Mr. Berman’s base salary from $395,000 to $495,000 per year effective May 15, 2019.
(2)
Amount represents the fair value of the issuance of 100,000 stock options to Mr. Berman on May 8, 2019.
(3)
Amount represents 401(k) matching and health insurance contributions.
(4)
In 2020, we increased Mr. Hen’s base salary from $335,000 to $375,000 per year effective February 3, 2020.
(5)
Mr. Hen has served as Chief Financial Officer since May 15, 2019.
(6)
Amount represents the fair value of the issuance of 50,000 restricted stock units to Mr. Hen on February 21, 2020.
(7)
Amount represents the fair value of the issuance of 50,000 stock options to Mr. Hen on May 15, 2019.
(8)
In 2019, we increased Mr. Latifullah’s base salary from $285,000 to $305,000 per year effective May 15, 2019.
(9)
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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our named executive officers at December 31, 2020.

		Option Awards (3)					Restricted Stock Awards(3)
Name	Grant Date	Number of Securities Underlying Unexercised Option - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares that Have Not Vested	Market Value of Shares of Stock that Have not Vested (2)
Robert Berman	5/8/19	16,667	33,333	(1)	1.00	5/8/29	-	-
	5/8/19	16,667	33,333	(1)	1.50	5/8/29	-	-
Eyal Hen	2/21/20						50,000(1)	403,500
	5/15/19	16,667	33,333	(1)	0.78	5/15/29	-	-
Riaz Latifullah	5/8/19	6,667	13,333	(1)	0.80	5/8/29	-	-
	12/31/16	174,595	-		1.42	12/31/26	-	-

(1)
The options and awards vest in equal annual installments over three years.
(2)
Represents the market value of the restricted stock award or restricted stock unit based on the closing price of our common stock of $8.07 per share on December 31, 2020.
(3)
All of the options and restricted stock unit awards listed in the table were granted under our 2017 Equity Award Plan.

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

On May 8, 2019, pursuant to the Latifullah Employment Agreement, Mr. Latifullah was granted options to purchase 20,000 shares of common stock, pursuant to the 2017 Plan, which will vest in three equal annual installments on the first (May 8, 2020), second (May 8, 2021), and third (May 8, 2022) anniversaries of the grant date, at a strike price of $0.80 per share, the closing price of the Company’s common stock on May 8, 2019.

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

Securities authorized for issuance under equity compensation plans

The following table provides information about our equity compensation plans as of December 31, 2020.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options and restricted stock units	Weighted-average exercise price of outstanding options and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,723,238	$1.44	964,372
Total	1,723,238	$1.44	964,372

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as March 12, 2021, information concerning the beneficial ownership of our common stock by, each person or group of persons known to beneficially own more than 5% of the outstanding shares of our common stock, each person who is our executive officer or director, and all such executive officers and directors as a group. Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. Under these rules, beneficial ownership generally includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of March 12, 2021 through the exercise of any option, warrant, conversion privilege or similar right. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock that could be issued upon the exercise of outstanding options and warrants that are exercisable within 60 days of March 12, 2021 are considered to be outstanding. These shares, however, are not considered outstanding when computing the percentage ownership of any other person.

To our knowledge, except as indicated in the footnotes to the following table, all beneficial owners named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Percentage of ownership is based on 40,804,219 shares of common stock outstanding as of March 12, 2021.

	Shares Beneficially Owned
Name and address of beneficial owner (1)	Number of Shares beneficially owned (2)		Percent of class
Directors and Named Executive Officers
Robert A. Berman	5,754,608	(3)	14.1%
Richard Nathan	1,625,104	(4)	4.0%
Matthew Hill	1,586,669	(5)	3.9%
Paul de Bary	137,834	(6)	*
Glenn Goord	166,334	(7)	*
Christine Harada	80,334	(8)	*
David Hanlon	80,334	(8)	*
Steven Croxton	57,834	(9)	*
Eyal Hen	34,559	(10)	*
Riaz Latifullah	187,929	(11)	*
All directors and named executive officers as a group (11 persons)	9,711,539		23.8%
5% or Greater Shareholders
Avon Road Partners, L.P.	2,940,104	(3)	7.2%
Rekor Holdings LLC	2,725,836	(3)	6.7%
Superius Securities Group Inc Profit Sharing Plan	1,799,015	(12)	4.4%
Cedarview Capital Management, LP	545,330	(13)	1.3%

* Less than 1%
(1)
Unless otherwise indicated, the address of those listed is c/o Rekor Systems, Inc., 7172 Columbia Gateway Drive, Suite 400, Columbia, MD 21046. Unless otherwise indicated, all shares are owned directly by the beneficial owner
(2)
Based on 40,804,219 shares of our common stock issued and outstanding as of the March 12, 2021.
(3)
As the general partner and Manager of Avon Road Partners, L.P. and Rekor Holdings LLC, respectively, Mr. Berman may be deemed to be the beneficial owner of 5,754,608 shares of Rekor Systems, Inc. common stock, or 14.1% of the class of securities. He may be deemed to share with Avon Road (and not with any third-party) the power to vote or direct the vote of and to dispose or direct the disposition of the 2,940,104 shares of Rekor Systems, Inc. common stock beneficially owned by Avon Road, or 8.9% of the class of securities. He may also be deemed to share with Rekor Holdings LLC (and not with any third-party) the power to vote or direct the vote of and to dispose or direct the disposition of the 2,725,836 shares of Rekor Systems, Inc. common stock beneficially owned by Rekor Holdings LLC, or 8.3% of the class of securities. It also consists of options to purchase 66,668 shares of our common stock exercisable within 60 days of March 12, 2021. Based on the Schedule 13D/A Amendment No. 5 filed with the SEC by Avon Road, Rekor Holdings LLC and Mr. Berman on December 18, 2020.
(4)
Consists of 1,610,920 shares of our common stock, a Unit Warrant to purchase 4,849 shares of our common stock exercisable within 60 days of March 12, 2021 and RSU's to purchase 9,335 shares of our common stock exercisable within 60 days of March 12, 2021.
(5)
Consists of 1,586,669 shares of Rekor Systems, Inc. common stock.
(6)
Consists of RSU's and options to purchase 117,834 shares of our common stock exercisable within 60 days of March 12, 2021, and 20,000 shares of our common stock.
(7)
Consists of RSU's and options to purchase 80,334 shares of our common stock exercisable within 60 days of March 12, 2021, and 86,000 shares of our common stock.
(8)
Consists of RSU's and options to purchase 80,334 shares of our common stock exercisable within 60 days of March 12, 2021.

(9)
Consists of RSU's and options to purchase 57,834 shares of our common stock exercisable within 60 days of March 12, 2021.
(10)
Mr. Hen serves as our Chief Financial Officer and Principal Financial and Accounting Officer since May 15, 2019 and consists of RSU's and options to purchase 34,559 shares of our common stock exercisable within 60 days of March 12, 2021, and 1,225 shares of our common stock.
(11)
Consists of options to purchase 187,929 shares of our common stock exercisable within 60 days of March 12, 2021.
(12)
Based on the Schedule 13G/A Amendment No. 2 as filed with the Securities and Exchange Commission on February 4, 2021, reporting beneficial ownership of 5.45% based on 32,974,257 shares issued and outstanding. The address of the reporting person is 94 Grand Ave, Englewood, NJ 07631.
(13)
Based on the Schedule 13G/A Amendment No. 1 as filed with the Securities and Exchange Commission on February 16, 2021, reporting beneficial ownership of 1.36% based on 39,844,106 shares issued and outstanding. The address of the reporting person is One Penn Plaza, 45th Floor, New York, New York 10119

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Avon Road Note Purchase Agreement

On March 16, 2016, we entered into a Subordinated Note and Warrant Purchase Agreement (the “Avon Road Note Purchase Agreement”) pursuant to which we agreed to issue up to $1,000,000 in subordinated debt (the “Avon Road Note”) and warrants to purchase up to 242,493 shares of our common stock (the “Avon Road Subordinated Note Warrants”). The exercise price for the Avon Road Subordinated Note Warrants is $1.031 per share of common stock. Subordinated notes with a face amount of $500,000 and Avon Road Subordinated Note Warrants to purchase 121,247 shares of our common stock have been issued pursuant to the Avon Road Note Purchase Agreement to Avon Road, an affiliate of Robert Berman, Rekor’s Chief Executive Officer and a member of our Board of Directors. The Avon Road Subordinated Note Warrants expired on March 16, 2019.

The Avon Road Note accrued simple interest on the unpaid principal of the note at a rate equal to the lower of (a) 9% per annum, or (b) the highest rate permitted by applicable law. Interest was payable monthly with a maturity date of March 16, 2019. The effective interest rate of the Avon Road Note was 12.9%. On October 23, 2018, the maturity date of this note was extended to March 16, 2020. On March 12, 2019, the $500,000 balance due on the Avon Road Note was retired in its entirety.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee reviews and pre-approves both audit and all permissible non-audit services provided by our independent registered public accounting firm.

Friedman LLP (“Friedman”) has served as our principal auditor since June 2019. BD & Company, Inc. (“BD & Company”) provided principal auditor services from May 2017 through June 2019.

The Audit Committee has considered whether the provision of services, other than services rendered in connection with the audit of our annual financial statements, is compatible with maintaining Friedman’s independence. The Audit Committee has determined that the rendering of non-audit services by BD & Company during 2019 was compatible with maintaining the firm’s independence.

Aggregate fees billed or incurred related to the following years for professional services rendered by Friedman for 2020 and 2019 are set forth below.

	Year ended December 31,
	2020	2019
	(Dollars in thousands)
Audit fees	$204	$179
All other fees	16	13
Total	$220	$192

Aggregate fees billed or incurred related to the following years for professional services rendered by BD & Company for 2020 and 2019 are set forth below.

	Year ended December 31,
	2020	2019
	(Dollars in thousands)
Audit fees	$-	$130
Tax fees	67	42
All other fees	8	102
Total	$75	$274

Audit Fees for 2020 and 2019 include fees associated with the audits of the annual financial statements and the quarterly reviews of the unaudited interim financial statements included in the Company’s Annual and Quarterly Reports on Form 10-K and 10-Q, respectively. Audit-related fees for 2020 primarily include costs associated with SEC filings and the supplemental audit and disclosure documents. Tax fees for 2020 and 2019 include fees associated with the preparation and reviews of tax returns, advising on the impact of local tax laws and tax planning. All other fees for 2020 include fees associated with the sale of our non-core subsidiaries and 401k services. All other fees for 2019 include fees associated with the Sales Agreement with B. Riley, SOX support and transition costs from BD & Company to Friedman. In June 2019, BD & Company became our tax provision and tax return preparer, and the fees associated with these services are presented as tax fees in the table above.

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	FilingDate	Filed/ FurnishedHerewith

2.1	Second Amended and Restated Agreement and Plan of Merger dated July 12, 2017, by and among Novume Solutions, Inc., KeyStone Solutions, Inc., Brekford Traffic Safety, Inc., KeyStone Merger Sub, LLC, and Brekford Merger Sub, Inc.	S-4/A	333-216014	2.1	7/13/17
3.1	Amended and Restated Certificate of Incorporation of Novume Solutions, Inc. as filed with the Secretary of State of Delaware on August 21, 2017	8-K	333-216014	3.1	8/25/17
3.2	Certificate of Amendment to Certificate of Incorporation of Novume Solutions, Inc. as filed with the Secretary of State of Delaware on April 30, 2019	8-K	001-38338	3.1	4/30/19
3.3	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Rekor Systems, Inc., dated March 18, 2020	8-K	001-38338	3.1	3/18/20
3.5	Amended and Restated Bylaws of Rekor Systems, Inc.	8-K	001-38338	3.2	4/30/19
4.1	Form of Common Stock Purchase Warrant issued by Novume Solutions, Inc. on January 25, 2017	S-4/A	333-216014	4.3	6/9/17
4.2	Form of Common Stock Purchase Warrant issued by Novume Solutions, Inc. on January 25, 2017	S-4/A	333-216014	4.4	6/9/17
4.3	Form of Warrant issued by Novume Solutions, Inc. on March 12, 2019	8-K	001-38338	4.1	3/18/19
4.4	Unsecured Subordinated Promissory Note issued to Harry Rhulen by Novume Solutions, Inc. on September 29, 2017	8-K	000-55833	10.2	10/3/17
4.5	Unsecured Subordinated Promissory Note issued to Suzanne Loughlin by Novume Solutions, Inc. on September 29, 2017	8-K	000-55833	10.3	10/3/17

4.6	Unsecured Subordinated Promissory Note issued to James Satterfield by Novume Solutions, Inc. on September 29, 2017	8-K	000-55833	10.4	10/3/17
4.7	Unsecured Subordinated Promissory Note issued to Lancer Financial Group, Inc. by Novume Solutions, Inc. on September 29, 2017	8-K	000-55833	10.5	10/3/17
4.8	Form of Senior Secured Note issued by Novume Solutions, Inc. on March 12, 2019	8-K	001-38338	4.2	3/18/19
4.9	Note Purchase Agreement, dated as of March 12, 2019, by and among Novume Solutions, Inc., Cedarview Capital Management, LP, the Guarantors from time to time party thereto, U.S. Bank National Association, and the Purchasers from time to time party thereto	8-K	001-38338	4.3	3/18/19
4.10	Registration Rights Agreement, dated as of October 1, 2017, by and among Novume Solutions, Inc., G&W Ventures Inc. and Paul Milligan	8-K	000-55833	4.1	10/4/17
10.1#	2017 Equity Award Plan of Novume Solutions, Inc.	S-8	333-220864	4.7	10/6/17
10.2#	Employment Agreement, dated as of March 16, 2016, by and between KeyStone Solutions, Inc. and Robert A. Berman	1-A	024-10551	6.1	5/12/16
10.3#	Employment Agreement, dated August 1, 2016, by and between KeyStone Solutions, Inc. and Riaz Latifullah	1-A/A	024-10551	6.11	9/2/16
10.4#	Restated, Amended and Supplemental Employment Agreement, dated as of August 28, 2017, by and between Novume Solutions, Inc. and Riaz Latifullah	8-K	333-216014	10.2	8/29/17
10.5#	Second Restated, Amended and Supplemental Employment Agreement, dated as of March 29, 2018, by and between Novume Solutions, Inc. and Riaz Latifullah	10-K	001-38338	10.24	4/12/18
10.6#	Employment Agreement, dated as of November 14, 2018, by and between Novume Solutions, Inc. and Matthew Hill	8-K	001-38338	10.2	11/15/18
10.7	Assignment and Assumption Agreement, dated as of October 1, 2017, by and between KeyStone Solutions LLC and Novume Solutions, Inc.	8-K	000-55833	10.1	10/3/17
10.8	General Continuing Guaranty, dated as of October 4, 2017, by and between Wells Fargo Bank, National Association and Novume Solutions, Inc. for Global Technical Services, Inc.	8-K	000-55833	10.1	10/4/17
10.9	General Continuing Guaranty, dated as of October 4, 2017, by and between Wells Fargo Bank, National Association and Novume Solutions, Inc. for Global Contract Professionals, Inc.	8-K	000-55833	10.2	10/4/17

10.10	Security Agreement, dated as of April 3, 2018, by and between Brekford Traffic Safety, Inc. and Cedarview Opportunities Master Fund, LP	8-K	001-38338	10.2	4/9/18
10.11	Asset Purchase Agreement, dated as of November 14, 2018, by and among Novume Solutions, Inc., OpenALPR Technology, Inc. and Matthew Hill	8-K	001-38338	10.1	11/15/18
10.12	Amendment No. 1 to Purchase Agreement, dated as of February 15, 2019, by and among Novume Solutions, Inc., OpenALPR Technology, Inc. and Matthew Hill	8-K	001-38338	10.1	3/18/19
10.13	Amendment No. 2 to Purchase Agreement, dated as of March 12, 2019, by and among Novume Solutions, Inc., OpenALPR Technology, Inc. and Matthew Hill	8-K	001-38338	10.2	3/18/19
10.14^	Management Services Agreement, dated as of October 9, 2018, by and between Novume Solutions, Inc. and OpenALPR Technologies, Inc.	10-Q	001-38338	10.2	11/13/18
10.15	Sublease effective January 1, 2019 by and between BlueWater Federal Solutions, Inc and AOC Key Solutions, Inc.	10-K	001-38338	10.17	4/11/19
10.16#	Form of Novume Solutions, Inc. Incentive Stock Option Award Agreement	10-K	001-38338	10.18	4/11/19
10.17#	Form of Novume Solutions, Inc. Non-Qualified Stock Option Award Agreement	10-K	001-38338	10.19	4/11/19
10.18#	Employment Agreement with Eyal Hen effective May 15, 2019	8-K	001-38338	10.1	5/21/19
10.19#	Employment Agreement with Robert Berman effective May 15, 2019	8-K	001-38338	10.2	5/21/19
10.20#	Employment Agreement with Riaz Latifullah effective May 15, 2019	8-K	001-38338	10.3	5/21/19
10.21	Form of Rekor Systems, Inc. Restricted Stock Unit Agreement
10.22	First Amendment to Note Purchase Agreement, dated March 26, 2020, by and among the Company, the Purchasers from time to time party thereto and the Agent.	8-K	001-38338	10.25	3/26/20
10.23	Limited Waiver, dated as of March 26, 2020, by and among the Company and the undersigned Purchasers.	8-K	001-38338	10.26	3/26/20
21.1	Subsidiaries of Rekor Systems, Inc.					*
23.1	Consent of Friedman LLP., Independent Registered Public Accounting Firm					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.
^	Confidential treatment has been granted with respect to redacted portions of this exhibit. Redacted portions of this exhibit have been filed separately with the SEC.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rekor Systems, Inc.

/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	President and Chief Executive Officer Principal Executive Officer
Date:	March 12, 2021

/s/ Eyal Hen
Name:	Eyal Hen
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 12, 2021

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Berman Robert A. Berman	Chief Executive Officer (Principal Executive Officer), Chairman of the Board and Director	March 12, 2021

/s/ Eyal Hen Eyal Hen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2021

/s/ Richard Nathan Dr. Richard Nathan	Director	March 12, 2021

/s/ Glenn Goord Glenn Goord	Director	March 12, 2021

/s/ Paul de Bary Paul de Bary	Director	March 12, 2021

/s/ Christine J. Harada Christine J. Harada	Director	March 12, 2021

/s/ David Hanlon David Hanlon	Director	March 12, 2021

/s/ Steven D. Croxton Steven D. Croxton	Director	March 12, 2021