Form 10-Q
period 2021-03-31
Rekor Systems, Inc.
filed 2021-05-10
CIK 1697851

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 10, 2021, the Registrant had 40,994,510 shares of common stock, $0.0001 par value per share outstanding.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties, including particularly statements regarding our future results of operations and financial position, business strategy, prospective products and services, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products and services. These statements involve uncertainties, such as known and unknown risks, and are dependent on other important factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance or achievements we express or imply. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2020 entitled “Risk Factors” and elsewhere in this Quarterly Report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestiture, merger, acquisition, or other business combination that had not been completed as of the date of this filing.  Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. We undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

Table of Content
REKOR SYSTEMS, INC. AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I     FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

REKOR SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$62,845	$20,595
Restricted cash and cash equivalents	1,005	412
Short-term investments	23,996	-
Accounts receivable, net	2,474	1,038
Inventory	1,101	1,264
Note receivable, current portion	340	340
Other current assets, net	626	469
Current assets of discontinued operations	1	2
Total current assets	92,388	24,120
Long-term Assets
Property and equipment, net	1,337	1,047
Right-of-use lease assets, net	352	426
Goodwill	6,336	6,336
Intangible assets, net	6,633	7,038
Investments in unconsolidated companies	74	75
Note receivable, long-term	1,275	1,360
Total long-term assets	16,007	16,282
Total assets	$108,395	$40,402
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$4,712	$3,898
Notes payable, current portion	985	-
Loan payable, current portion	625	517
Lease liability, short-term	199	253
Contract liabilities	1,497	1,126
Current liabilities of discontinued operations	128	124
Total current liabilities	8,146	5,918
Long-term Liabilities
Notes payable, long-term	-	980
Loan payable, long-term	350	469
Lease liability, long-term	167	188
Contract liabilities, long-term	910	958
Deferred tax liability, long-term	27	24
Long term liabilities of discontinued operations	-	5
Total long-term liabilities	1,454	2,624
Total liabilities	9,600	8,542
Series A Cumulative Convertible Redeemable Preferred stock, $0.0001 par value; authorized: 505,000 shares authorized at March 31, 2021 and December 31, 2020; issued and outstanding: 0 and 502,327 shares issued and outstanding at March 31, 2021 and December 31, 2020	-	6,669
Commitments and Contingencies
Stockholders' Equity
Common stock, $0.0001 par value; authorized; 100,000,000 shares; issued: 40,972,238 shares at March 31, 2021 and 33,013,271 at December 31, 2020; outstanding: 40,952,877 shares at March 31, 2021 and 33,013,271 at December 31, 2020	4	3
Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of March 31, 2021 and December 31, 2020, respectively
Series B Cumulative Convertible Preferred stock, $0.0001 par value; authorized: 240,861 shares authorized at March 31, 2021 and December 31, 2020; issued and outstanding: 0 and 240,861 shares issued and outstanding at March 31, 2021 and December 31, 2020	-	-
Treasury stock, 19,361 and 0 shares as of March 31, 2021 and December 31, 2020, respectively	(319)	-
Additional paid-in capital	147,615	68,238
Accumulated other comprehensive income	2	-
Accumulated deficit	(48,507)	(43,050)
Total stockholders’ equity	98,795	25,191
Total liabilities and stockholders’ equity	$108,395	$40,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except share amounts)
(Unaudited)

	Three months ended March 31,
	2021	2020
Revenue	$4,216	$1,595
Cost of revenue	1,962	494
Gross profit	2,254	1,101

Operating expenses:
General and administrative expenses	5,403	2,791
Selling and marketing expenses	937	371
Research and development expenses	1,222	543
Operating expenses	7,562	3,705

Loss from operations	(5,308)	(2,604)
Other income (expense):
Interest expense	(32)	(1,163)
Other income	16	-
Total other expense	(16)	(1,163)
Loss before income taxes	(5,324)	(3,767)
Income tax provision	(3)	(7)
Equity in loss of investee	(76)	-
Net loss from continuing operations	(5,403)	(3,774)
Net loss from discontinued operations	(3)	(14)
Net loss	$(5,406)	$(3,788)
Comprehensive loss:
Net loss from continuing operations	(5,403)	(3,774)
Change in unrealized gain on short-term investments	2	-
Total comprehensive loss from continuing operations	(5,401)	(3,774)
Total comprehensive loss	$(5,404)	$(3,788)
Loss per common share from continuing operations - basic and diluted	(0.15)	(0.19)
Loss per common share discontinued operations - basic and diluted	-	-
Loss per common share - basic and diluted	$(0.15)	$(0.19)

Weighted average shares outstanding
Basic and diluted	35,944,355	21,929,768

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(Dollars in thousands, except share amounts)
(Unaudited)

	Shares of Common Stock	Common Stock	Shares of Treasury Stock	Treasury Stock at Cost	Shares of Series B Preferred Stock	Series B Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2019	21,595,653	$2	-	$ -	240,861	$-	$19,371	$-	$(28,408)	$(9,035)
Stock-based compensation	-	-	-	-	-	-	171	-	-	171
Exercise of cashless warrants in exchange for common stock	43,218	-	-	-	-	-	-	-	-	-
Exercise of warrants in exchange for common stock	555,000	-	-	-	-	-	411	-	-	411
Issuance of common stock pursuant to at the market offering, net	536,730	-	-	-	-	-	2,169	-	-	2,169
Exercise of warrants related to series A preferred stock	36,862	-	-	-	-	-	38	-	-	38
Issuance upon exercise of stock options	1,294	-	-	-	-	-	5	-	-	5
Preferred stock dividends	-	-	-	-	-	-	-	-	(115)	(115)
Accretion of Series A preferred stock	-	-	-	-	-	-	(206)	-	-	(206)
Net loss	-	-	-	-	-	-	-	-	(3,788)	(3,788)
Balance as of March 31, 2020	22,768,757	$2	-	$-	240,861	$-	$21,959	$-	$(32,311)	$(10,350)

Balance as of December 31, 2020	33,013,271	$3	-	$-	240,861	$-	$68,238	$-	$(43,050)	$25,191
Stock-based compensation	-	-	-	-	-	-	781	-	-	781
Exercise of cashless warrants in exchange for common stock	47,612	-	-	-	-	-	-	-	-	-
Exercise of warrants in exchange for common stock	52,013	-	-	-	-	-	294	-	-	294
Exercise of warrants related to series A preferred stock	95,864	-	-	-	-	-	99	-	-	99
Public underwriting	6,126,939	1	-	-	-	-	70,124	-	-	70,125
Conversion of series A preferred stock	899,174	-	-	-	-	-	7,775	-	-	7,775
Conversion of series B preferred stock	517,611	-	-	-	(240,861)	-	179	-	-	179
Issuance upon exercise of stock options	65,402	-	-	-	-	-	226	-	-	226
Issuance upon vesting of restricted stock units	134,991	-	-	-	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	-	-	(19,361)	(319)	-	-	-	-	-	(319)
Preferred stock dividends	-	-	-	-	-	-	-	-	(51)	(51)
Accretion of Series A preferred stock	-	-	-	-	-	-	(101)	-	-	(101)
Change in unrealized gain on short-term investments	-	-	-	-	-	-	-	2	-	2
Net loss	-	-	-	-	-	-	-	-	(5,406)	(5,406)
Balance as of March 31, 2021	40,952,877	$4	(19,361)	$(319)	-	$-	$147,615	$2	$(48,507)	$98,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net loss from continuing operations	$(5,403)	$(3,774)
Net loss from discontinued operations	(3)	(14)
Net loss	(5,406)	(3,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	24	-
Depreciation	131	78
Amortization of right-of-use lease asset	74	32
Provision for deferred taxes	3	7
Share-based compensation	781	171
Amortization of financing costs	5	330
Amortization of intangible assets	409	313
Loss due to change in value of equity investments	76	-
Changes in operating assets and liabilities:
Accounts receivable	(1,460)	39
Inventory	163	(186)
Other current assets	(157)	(213)
Accounts payable and accrued expenses	1,947	747
Contract liabilities	323	(38)
Lease liability	(75)	50
Net cash used in operating activities - continuing operations	(3,159)	(2,444)
Net cash (used in) provided by operating activities - discontinued operations	(4)	452
Net cash used in operating activities	(3,163)	(1,992)
Cash Flows from Investing Activities
Short-term investment activity, net	(23,994)	-
Capital expenditures	(425)	(178)
Investment in unconsolidated company	(75)	-
Payment of notes payable	(11)	-
Proceeds from notes receivable	85	-
Net cash used in investing activities - continuing operations	(24,420)	(178)
Cash Flows from Financing Activities
Proceeds from public offering	70,125	-
Net proceeds from exercise of options	226	5
Net proceeds from exercise of warrants	294	411
Net proceeds from exercise of warrants associated with the Series A Preferred Stock	99	38
Net proceeds from at-the-market agreement	-	2,169
Repurchases of common stock	(319)	-
Payment of debt modification costs	-	(100)
Net cash provided by financing activities - continuing operations	70,425	2,523
Net used in financing activities - discontinued operations	-	(556)
Net cash provided by financing activities	70,425	1,967
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	42,846	(99)
Net decrease in cash, cash equivalents and restricted cash and cash equivalents - discontinued operations	(4)	(104)
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	42,842	(203)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	21,009	1,866
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$63,851	$1,663

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of period - continuing operations	$62,845	$1,087
Restricted cash and cash equivalents at end of period - continuing operations	1,005	415
Cash and cash equivalents at end of period - discontinued operations	1	161
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$63,851	$1,663

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

  REKOR SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – GENERAL, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed consolidated interim financial statements of Rekor Systems, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial position as of March 31, 2021, the unaudited condensed consolidated results of operations, unaudited condensed consolidated statements of shareholders’ equity (deficit) and unaudited condensed consolidated statements of cash flows for the three month periods ended March 31, 2021 and 2020.

The financial data and other information disclosed in these notes are unaudited. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

These capabilities are particularly useful to governmental entities and businesses in solving a wide variety of real-world vehicle-related operational challenges. The ability to enhance the results provided by existing Internet Protocol (“IP”) connected cameras has enabled significant new uses for vehicle recognition technology that were not previously available or cost effective. The Company provides products and services for governmental organizations and large and small businesses throughout the world. Customers use the Company’s products or services in approximately 80 countries in applications that include public safety, transportation, parking, security, customer experience, operational efficiency and logistics.

Rekor’s mission is to enable “AI driven decisions” by enhancing the capabilities in the governmental and commercial sectors with actionable, real-time insights. We seek to deliver these insights through an expanding software portfolio that not only addresses the challenges our customers are currently facing but empowers them to effectively deal with their evolving needs.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the extensive use of management's estimates. Management uses estimates and assumptions in preparing consolidated financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual amounts may differ from these estimates. On an on-going basis, the Company evaluates its estimates, including those related to collectability of accounts receivable, fair value of debt and equity instruments, income taxes and determination of standalone selling prices in contracts with customers that contain multiple performance obligations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Liquidity

For all annual and interim periods, management will assess going concern uncertainty in the Company’s unaudited condensed consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the unaudited condensed consolidated financial statements are issued, which is referred to as the “look-forward period”, as defined in U.S. GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections and estimates and will make certain key assumptions. These assumptions include among other factors, its ability to raise additional capital, if necessary, the expected timing and nature of the Company’s programs and projected cash expenditures and its ability to delay or curtail these programs or expenditures to the extent management has the proper authority to do so and considers it probable that those implementations can be achieved within the look-forward period.

The Company has generated losses since its inception and has relied on cash on hand, external bank lines of credit, the sale of a note, proceeds from the sale of common stock, proceeds from the private sale of the Company’s non-core subsidiaries, proceeds from note receivables, debt financings and a public offering of its common stock to support cashflow from operations. The Company attributes losses to non-capital expenditures related to the scaling of existing products, development of new products and service offerings and marketing efforts associated with these products. As of and for the three months ended March 31, 2021, the Company had a comprehensive loss from continuing operations of $5,401,000 and working capital of $84,369,000.

The Company's net cash position, from continuing operations, was increased by $42,846,000 for the three months ended March 31, 2021 primarily due to the net proceeds of $70,125,000 from the completion of the Public Offering (see NOTE 9 - STOCKHOLDERS’ EQUITY (DEFICIT) for details on the Public Offering).

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

Goodwill

The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. The Company will assess goodwill for impairment annually, or more often if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. During the three months ended March 31, 2021 and 2020, we have not recognized any impairment to goodwill from continuing operations.

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

In June of 2020, the Company announced a joint venture in which the Company would have a 50 percent equity interest in Roker Inc. (“Roker”). In the third quarter of 2020 and the first quarter of 2021, the Company contributed $75,000 for its 50 percent equity interest for a total investment of $150,000. This investment is accounted for under the equity method. During the three months ended March 31, 2021 the Company recognized a loss in its unconsolidated investments of $76,000.

In February 2017, the Company contributed substantially all of the assets and certain liabilities related to its vehicle services business to Global Public Safety (the “GPS Closing”). After the GPS Closing, the Company continues to own 19.9% of the units of Global Public Safety. This equity investment does not have a readily determinable fair value and the Company reports this investment at cost, less impairment. In 2018, the Company recorded an impairment of $262,000, related to its investment in Global Public Safety, effectively reducing the total investment value to $0.

The carrying amount of the Company’s investments are included as part of investments in unconsolidated companies in the unaudited condensed consolidated balance sheets. There were no distributions or earnings received from either investment in the three months ended March 31, 2021 or 2020.

Short-Term Investments

Short-term investments consist of U.S Treasury Bills. Short-term investments have maturities of greater than three months but less than a year from the balance sheet date. Short-term investments are carried at fair value and presented as short-term investments on the unaudited condensed consolidated balance sheets. Unrealized gains on investment securities are included in unrealized gain on short-term investments in the unaudited condensed consolidated statements of operations.

Treasury Stock

Treasury stock is recorded at acquisition cost. Upon disposition of treasury shares gains and losses are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

Fair Value of Financial Instruments

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, restricted cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value as of March 31, 2021 and December 31, 2020, because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt and long-term receivables approximates fair value as of March 31, 2021 and December 31, 2020, given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

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

There were no changes in levels during the three months ended March 31, 2021.

Note Receivables

In connection with the sale of TeamGlobal in June 2020, the Company received a $1,700,000, five and a half year promissory note due December 2025, that carries an interest rate of 4% and is secured by a first priority security interest in the shares of TeamGlobal. Monthly principal payments on the promissory note began in January 2021. Based on general market conditions, the security interest held by the Company and the credit quality of the buyer at the time of the sale, the Company determined that the fixed interest rate approximates current market rates.

Interest income recognized for the three months ended March 31, 2021 and 2020 was $16,000 and $0, respectively, and is included as part of other income on the unaudited condensed consolidated statement of operations.

Revenue Recognition

The Company derives its revenues substantially from license and subscription fees for software and related products and services, hardware leases and sales, and other related support services. A portion of the subscription fees are generated through the Company’s eCommerce website rather than through in-person sales. In addition, the Company derives net revenues in connection with certain citation and collection services in connection with the Company’s automated traffic solutions and parking enforcement services.

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

●
Determination of the transaction price

●
Allocation of the transaction price to the performance obligations in the contract

●
Recognition of revenue when, or as, performance obligations are satisfied

The following table presents a summary of revenue (dollars in thousands):

	Three Months ended March 31,
	2021	2020
Revenue
Licensing and subscription revenue	$3,301	$850
Automated traffic safety solutions	915	745
Total revenue	$4,216	$1,595

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

Revenue is generally recognized ratably over the contract term. The Company’s subscription services arrangements are non-cancelable and do not contain refund-type provisions. Revenue from the Company's perpetual software licenses is recognized up-front at the point in time when the software is made available to the customer and the customer is deemed to have a right to use the software.

Automated traffic safety solutions

Automated traffic safety solutions revenues reflect arrangements to provide traffic safety systems to a number of municipalities in North America. These systems include hardware that identifies red light and school safety zone traffic violations and software that captures and records forensic images, analyzes the images to provide data and supports citation management services. In the first quarter of 2021, the Company launched its Uninsured Vehicle Enforcement Diversion (“UVED”) Program which includes hardware that identifies uninsured motor vehicles.  Revenue is recognized monthly based on the number of camera systems that are operated, or revenue is recognized based on the number of citations collected by the relevant municipality. The Company also installs and maintains public safety systems, which may involve a combination of installation and lease payments or simply software licenses to use the Company's software in connection with a previously installed camera network. Revenue is recognized at various stages of completion of installation and monthly for lease or license payments.

Revenue by Customer Type

The following table presents a summary of revenue by customer type (dollars in thousands):

	Three Months ended March 31,
	2021	2020
Revenue
Commercial customers	$3,105	$791
Government customers	1,111	804
Total revenue	$4,216	$1,595

Included in commercial customers is revenue that is considered eCommerce revenue. eCommerce revenue is defined by the Company as revenue earned through the Company’s eCommerce platform as well as revenue recognized from its CarCheck product. CarCheck is an application programing interface (“API”) service that analyzes still images of vehicles and responds with license plate data, as well as vehicle make, model, color, and direction of travel.

For the three months ended March 31, 2021 and 2020, the Company recognized eCommerce revenues of $442,000 and $177,000, respectively, which is included in licensing and subscription revenue.

Performance obligations

A performance obligation is a promise in a contract with a customer to perform services that are distinct. For those contracts that have multiple performance obligations, the Company allocates the total transaction price to each performance obligation based on its relative standalone selling price, which is determined based on the Company’s overall pricing objectives, taking into consideration market conditions and other factors. This may result in a deferral or acceleration of revenue recognized relative to cash received.

Where performance obligations for a contract with a customer are not yet satisfied or have only been partially satisfied as of a particular date, they are expected to be recognized as revenue in the future. On March 31, 2021, the Company had approximately $16,186,000 of remaining performance obligations not yet satisfied or partially satisfied. The Company expects to recognize approximately 32% of this amount as revenue over the succeeding twelve months, and the remainder is expected to be recognized over the next two to four years thereafter.

Unbilled accounts receivable

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled accounts receivables, and contract liabilities on the unaudited condensed consolidated balance sheets. Billed and unbilled accounts receivable are presented as part of accounts receivable, net, on the unaudited condensed consolidated balance sheets. When billing occurs after services have been provided, such unbilled amounts will generally be billed and collected within 60 to 120 days, but typically no longer than over the next twelve months. Unbilled accounts receivables of $595,000 and $600,000 were included in accounts receivable, net, in the unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.

Contract liabilities

When the Company advance bills clients prior to providing services, generally such amounts will be earned and recognized in revenue within the next six months to five years, depending on the subscription or licensing period. These assets and liabilities are reported on the unaudited condensed consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three months ended March 31, 2021 were not materially impacted by any other factors. Contract liabilities as of March 31, 2021 and December 31, 2020 were $2,407,000 and $2,084,000, respectively. All contract liabilities as of March 31, 2021 and December 31, 2020 were attributable to continuing operations. During the three months ended March 31, 2021 $389,000 of the contract liabilities balance as of December 31, 2020 was recognized as revenue.

The services due for contract liabilities described above are shown below as of March 31, 2021 (dollars in thousands):

2021	$1,290
2022	553
2023	342
2024	182
2025	39
Thereafter	1
Total	$2,407

Costs to Obtain and Fulfill a Contract

Practical Expedients Election ‒ Costs to Obtain and Fulfill a Contract ‒ The Company’s incremental costs to obtain a contract consist of sales commissions. The Company elected to use the practical expedient election to expense costs to obtain a contract as incurred when the amortization period would have been one year or less.

In connection with the Company’s uninsured vehicle enforcement diversion program, the Company installs hardware and software at no additional charge to the end customer. The costs associated with these hardware and software installations are expected to be recouped by the Company over the course of the estimated contract period and thus are capitalized as a cost to fulfill a customer contract and amortized over the estimated contract period. As of March 31, 2021 the Company has capitalized $204,000 of such fulfillment costs, of which $199,000 are presented as part of property and equipment, net in the unaudited condensed consolidated balance sheets. As of December 31, 2020 costs incurred to fulfill contracts in excess of one year had been immaterial.

Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents

The Company considers all highly liquid debt instruments, including Treasury Bills purchased with a maturity of three months or less, to be cash equivalents.

Cash subject to contractual restrictions and not readily available for use is classified as restricted cash and cash equivalents. The Company’s restricted cash balances are primarily made up of cash collected on behalf of certain client jurisdictions. Restricted cash and cash equivalents for these client jurisdictions as of March 31, 2021 and December 31, 2020 were $1,005,000 and $412,000, respectively, and correspond to equal amounts of related accounts payable and are presented as part of accounts payable and accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

Concentrations of Credit Risk

The Company places its temporary cash investments with highly rated quality financial institutions that are federally insured up to $250,000 per account, located in the United States (“U.S.”). As of March 31, 2021 and December 31, 2020, the Company had deposits from continuing operations totaling $63,850,000 in two U.S. financial institutions and $21,007,000 in one U.S. financial institution, respectively.

The Company has a market concentration of revenue and accounts receivable from continuing operations related to its customer base.

Company A accounted for 40% and less than 10% of the Company’s total revenues for the three months ended March 31, 2021 and 2020, respectively.

Company B accounted for less than 10% and 17% of the Company’s total revenues for the three months ended March 31, 2021 and 2020, respectively.

Company C accounted for less than 10% and 13% of the Company’s total revenues for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, accounts receivable from Company A totaled 53% of the unaudited condensed consolidated accounts receivable balance. As of December 31, 2020, Company A and Company B accounted for 43% and 20%, respectively, of the unaudited condensed consolidated accounts receivable balance.

No other single customer accounted for more than 10% of the Company’s unaudited condensed consolidated revenues for the three months ended March 31, 2021 and 2020 or the unaudited condensed consolidated accounts receivable balance as of March 31, 2021 and December 31, 2020.

Significant Accounting Policies

Additional significant accounting policies of the Company are also described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

New Accounting Pronouncements Effective in the Three Months ended March 31, 2021

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The new standard clarifies the interaction of accounting for the transition into and out of the equity method. The new standard also clarifies the accounting for measuring certain purchased options and forward contracts to acquire investments. The ASU is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted this guidance in the first quarter of 2021. The adoption of ASU 2020-01 did not have a material impact on the Company’s unaudited condensed consolidated financial statements or notes.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 eliminated previously allowed exceptions and clarified existing guidance in the accounting for income taxes, including in the areas of franchise taxes, the tax basis of goodwill and interim period effects of changes in tax laws. The Company adopted this guidance in the first quarter of 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s unaudited condensed consolidated financial statements or notes.

New Accounting Pronouncements Effective in Future Periods

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2022. Upon adoption of the new standard, the Company will begin recognizing an allowance for credit losses based on the estimated lifetime expected credit loss related to the Company’s financial assets. Due to the nature and extent of the Company’s financial instruments (primarily accounts receivable and a note receivable) currently within the scope of this ASU and based on the Company’s analysis of ASU 2016-13 and the historical, current and expected credit quality of the Company’s customers, the Company does not expect this ASU to have a material impact on its unaudited condensed consolidated statement of operations and balance sheets.

The Company does not believe that any recently issued, but not yet effective, accounting standards, other than the standard discussed above, could have a material effect on the accompanying unaudited condensed consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 2 – DISCONTINUED OPERATIONS

In September 2019 and March 2020, the Company determined that TeamGlobal and AOC Key Solutions, respectively, met the criteria for held for sale accounting because the Company expected to complete the sale of TeamGlobal and AOC Key Solutions during the next 12 months as part of a plan to concentrate on the development of its Technology segment. Historically, TeamGlobal and AOC Key Solutions had been presented as part of the Company’s legacy Professional Services segment.

During the first quarter of 2020, in connection with the Company’s plan to concentrate on its Technology segment, the Company determined that the remainder of its historical Professional Services segment should be classified as discontinued operations. As part of this plan Firestorm has also been classified as discontinued operations and presented as part of discontinued operations. Previously, Firestorm was not included as part of held for sale and discontinued operations as it did not meet the applicable criteria.

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

The dispositions of AOC Key Solutions and TeamGlobal are the result of the Company’s strategic decision to concentrate resources on the development of its Technology Segment and will result in material changes in the Company's operations and financial results. As a consequence, the Company is reporting the operating results and cash flows of TeamGlobal, AOC Key Solutions and Firestorm as discontinued operations, including for all prior periods reflected in the unaudited condensed consolidated financial statements and these notes.

Pursuant to ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations from TeamGlobal, AOC Key Solutions and Firestorm for the three months ended March 31, 2021 and 2020 have been classified as discontinued operations and presented as part of loss from discontinued operations in the accompanying unaudited condensed consolidated statements of operations presented herein. The assets and liabilities also have been classified as discontinued operations under the line captions of current and long term assets discontinued operations and current and long term liabilities discontinued operations in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.

The assets and liabilities classified as discontinued operations in the Company's unaudited condensed consolidated financial statements as of March 31, 2021 and December 31, 2020 are shown below (dollars in thousands):

	March 31, 2021	December 31, 2020
	Firestorm	Firestorm
ASSETS
Cash and cash equivalents	$1	$2
Current assets of discontinued operations	1	2
Total assets of discontinued operations	$1	$2
LIABILITIES
Accounts payable and accrued expenses	$30	$31
Lease liability, short term	98	93
Current liabilities of discontinued operations	128	124
Lease liability, long term	-	5
Long-term liabilities of discontinued operations	-	5
Total liabilities of discontinued operations	$128	$129

The major components of the discontinued operations, net of tax, are presented in the unaudited condensed consolidated statements of operations below (dollars in thousands):

	Three Months ended March 31,
	2021	2020
	Firestorm	Global	AOC Key Solutions	Firestorm	Total
Revenue	$-	$6,305	$3,392	$-	$9,697
Cost of revenue	-	5,476	1,866	-	7,342
Gross profit	-	829	1,526	-	2,355
Operating expenses:
General and administrative expenses	3	762	1,284	(4)	2,042
Selling and marketing expenses	-	39	131	-	170
Operating expenses	3	801	1,415	(4)	2,212
Income loss income from operations	(3)	28	111	4	143
Other (income) expense:
Interest expense	-	(90)	(74)	-	(164)
Other expense (income)	-	5	2	-	7
Total other (income) expense	-	(85)	(72)	-	(157)
Income (loss) from discontinued operations	(3)	(57)	39	4	(14)
Income tax provision from discontinued operations	-	-	-	-	-
Net income (loss) from discontinued operations	$(3)	$(57)	$39	$4	$(14)

NOTE 3 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Supplemental disclosures of cash flow information for the three months ended March 31, 2021 and 2020 were as follows (dollars in thousands):

	Three Months ended March 31,
	2021	2020
Cash paid for interest - continuing operations	$-	$506
Cash paid for taxes - continuing operations	-	-
Non-cash investing and financing activities
Paid-in-kind interest transferred from accrued interest to the principal balance of the 2019 Promissory Notes	-	1,283
Financing activities:
Series A Cumulative Convertible Redeemable Preferred stock dividends included in accounts payable and accrued expenses, settled in common stock	(1,005)	-
Series A Cumulative Convertible Redeemable Preferred stock included in temporary equity, settled in common stock	(6,770)	-
Series B Cumulative Convertible Preferred stock dividends included in accounts payable and accrued expenses, settled in common stock	(179)	-
Adoption of ASC-842 Lease Accounting:
Right-of-use lease asset	-	132
Lease liability	$-	$(132)

NOTE 4 – OPERATING LEASES

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

Operating lease expense from continuing operations for the three months ended March 31, 2021 and 2020 was $89,000 and $48,000, respectively, and is part of general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations.

Cash paid for amounts included in the measurement of operating lease liabilities from continuing operations was $85,000 and $48,000 for the three months ended March 31, 2021 and 2020, respectively.

In the first quarter of 2021, the Company entered into a new lease agreement for its new headquarters. The lease commencement agreement and date are expected to occur in the third quarter of 2021. As the Company does not have access to the building until the lease commencement agreement is executed, the Company has not recognized the lease as of March 31, 2021.

Supplemental balance sheet information related to leases as of March 31, 2021 was as follows (dollars in thousands):

Operating lease right-of-use lease assets from continuing operations	$352

Current portion of lease liability	$199
Long-term portion of lease liability	167
Total lease liability from continuing operations	$366

Weighted average remaining lease term - operating leases from continuing operations	2.11

Weighted average discount rate - operating leases	9%

2021	$193
2022	104
2023	84
2024	19
Total lease payments	$400
Less imputed interest	34
Maturities of lease liabilities	$366

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets Subject to Amortization

The following summarizes the change in intangible assets from December 31, 2020 to March 31, 2021 (dollars in thousands):

	December 31, 2020	Additions	Amortization	March 31, 2021
Intangible assets subject to amortization from continuing operations
Customer relationships	$362	$-	$(8)	$354
Marketing related	159	-	(18)	141
Technology based	5,361	4	(262)	5,103
Internally capitalized software	1,156	-	(121)	1,035
Intangible assets subject to amortization from continuing operations	$7,038	$4	$(409)	$6,633

The following provides a breakdown of identifiable intangible assets as of March 31, 2021 (dollars in thousands):

	Customer Relationships	Marketing Related	Technology Based	Internally Capitalized Software	Total
Identifiable intangible assets	$461	$327	$7,210	$1,452	$9,450
Accumulated amortization	(107)	(186)	(2,107)	(417)	(2,817)
Identifiable intangible assets from continuing operations, net	$354	$141	$5,103	$1,035	$6,633

These intangible assets are being amortized on a straight-line basis over their estimated useful life. Amortization expense attributable to continuing operations for the three months ended March 31, 2021 and 2020 was $409,000 and $313,000, respectively, and is presented as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

As of March 31, 2021, the estimated impact on continuing operations from annual amortization from for intangible assets for each of the next five fiscal years and thereafter is as follows (dollars in thousands):

2021	$1,216
2022	1,543
2023	1,363
2024	1,060
2025	1,051
Thereafter	400
Total	$6,633

NOTE 6 – DEBT

Long-Term Debt

On January 25, 2017, pursuant to the terms of its acquisition of Firestorm, the Company issued $1,000,000 in the aggregate form of four unsecured, subordinated promissory notes with interest payable over five years. The principal amount of one of the notes payable is $500,000 payable at an interest rate of 2% and the remaining three notes are evenly divided over the remaining $500,000 and payable at an interest rate of 7%. The notes mature on January 25, 2022. The aggregate balance of these notes payable was $985,000 and $980,000, net of unamortized interest, as of March 31, 2021 and December 31, 2020, respectively, to reflect the amortized fair value of the notes issued due to the difference in interest rates of $15,000 and $20,000, respectively.

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

The Rekor PPP Loan and the Rekor Recognition PPP Loan (collectively the “Loans”) may be prepaid at any time prior to maturity with no prepayment penalties. The Loans contain events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the Loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company used the entire Loans amount for qualifying expenses and has to applied for forgiveness of the Loans in accordance with the terms of the CARES Act. The current and long-term portions of the Loans are presented as part of loans payable current portion and loans payable, long-term, respectively, on the accompanying consolidated balance sheets.

The Small Business Administration (“SBA”), in consultation with the Department of Treasury, issued new guidance that creates uncertainty regarding the qualification requirements for a PPP loan for public companies. The Company applied for forgiveness with Newtek Small Business Finance, LLC. The Company's forgiveness application is being reviewed.

2019 Promissory Notes

On March 12, 2019, the Company entered into a note purchase agreement pursuant to which investors, including OpenALPR Technology, Inc. (the “2019 Lenders”) loaned $20,000,000 to the Company (the “2019 Promissory Notes”) and the Company issued to the 2019 Lenders warrants to purchase 2,500,000 shares of Rekor common stock (the “March 2019 Warrants”). The loan bore interest at 16% per annum, of which at least 10% per annum was required to be paid in cash. Any remaining interest accrued to be paid at maturity or earlier upon redemption. The notes also required a $1,000,000 exit fee due at maturity, or a premium if paid before the maturity date, and compliance with affirmative, negative and financial covenants, including a fixed charge coverage ratio and minimum liquidity and maximum capital expenditures covenants. Transaction costs included $403,000 for a work fee payable over 10 months, $290,000 in legal fees and a $200,000 closing fee. As of December 31, 2020, the Company had settled the full amount of the 2019 Promissory Notes. The loan was secured by a security interest in substantially all of the assets of Rekor. The March 2019 Warrants are exercisable over a period of five years, at an exercise price of $0.74 per share, and were valued at $706,000, at the time of issuance. The warrants became exercisable commencing March 12, 2019 and expire on March 12, 2024. The 2019 Promissory Notes had an effective interest rate of 24.87%.

As of the first anniversary date of the commencement of the 2019 Promissory Notes $1,283,000 of the paid-in kind interest had not been paid in cash by the Company and per the purchase agreement was added to the principal balance of the 2019 Promissory Notes in March 2020.

2019 Promissory Note Retirement

On June 30, 2020, the Company entered into Exchange Agreements with certain 2019 Lenders of the Company’s 2019 Promissory Notes. Subject to the terms and conditions set forth in the Exchange Agreements, approximately $17,398,000 was redeemed in exchange for 4,349,497 shares of the Company’s common stock, at a rate of $4 per share, which was the closing price of the common stock on the date of the Exchange. On July 15, 2020, the Company completed the Note Exchange. At the time of the Exchange Agreement the net amount of long-term debt redeemed for common stock was $14,688,000. This included the existing principal balance subject to conversion, the portion of the exit fee associated with the which notes subject to conversion, offset by the portion of unamortized issuance costs associated with the notes subject to conversion. There was also $226,000 related to the paid-in-kind (“PIK”) interest associated with the notes subject to conversion that was exchanged as part of the Exchange Agreements. The difference between the market value of the shares issued and the net carrying amount of the obligations above of $2,484,000 was recorded as part of debt extinguishments costs in the accompanying consolidated statement of operations. Following the Note Exchange, approximately $4,398,000 aggregate principal amount of the 2019 Promissory Notes remained outstanding, plus an additional $216,000 related to the exit fee.

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

Interest Expense

The following table presents the interest expense related to the contractual interest and the amortization of debt issuance costs for the Company’s debt arrangements (dollars in thousands):

	Three Months ended March 31,
	2021	2020
Contractual interest	$27	$833
Amortization of debt issuance costs	5	330
Total interest expense	$32	$1,163

Schedule of Principal Amounts Due of Debt

The principal amounts due for long-term notes payable are shown below as of March 31, 2021 (dollars in thousands):

2021	$506
2022	1,432
2023	37
Total	1,975

Less unamortized interest	(15)
Total notes payable	$1,960

Loan payable, current portion	$625
Loan payable, long-term	350
Notes payable, current portion	985
Total notes payable	$1,960

NOTE 7 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic 740. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. In determining the need for a valuation allowance, the Company reviewed both positive and negative evidence pursuant to the requirements of ASC Topic 740, including current and historical results of operations, future income projections, and the overall prospects of the Company’s business.

The Company’s income tax provision for the three months ended March 31, 2021 and 2020 was $3,000 and $7,000, respectively. The Company established a valuation allowance against deferred tax assets during 2017 and has continued to maintain a full valuation allowance, outside of the deferred tax liability related to the indefinite lived intangible, through the three months ended March 31, 2021.

The Company files income tax returns in the United States and in various states. No U.S. Federal, state or foreign income tax audits were in process as of March 31, 2021.

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

For the three months ended March 31, 2021 the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2017 through 2019 tax years remain subject to examination by the Internal Revenue Service.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On August 19, 2019, the Company filed suit in the United States District Court for the Southern District of New York against three former executives of the Company who were founders of Firestorm (the “Firestorm Principals”)—Rekor Systems, Inc. v. Suzanne Loughlin, et al., Case no. 1:19-cv-07767-VEC.  The Complaint alleges that the Firestorm Principals fraudulently induced the execution of the Membership Interest Purchase Agreement wherein Firestorm was acquired by the Company.  The Complaint requests equitable rescission of that transaction, or, alternatively, monetary damages.

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

On April 27, 2021, the Firestorm Principals filed a notice of motion for partial summary judgment, seeking summary judgment on several of the Company's claims and the Firestorm Principals' counterclaims, along with supporting declarations and exhibits. The Court held a conference call with the parties to address the proposed motion for partial summary judgment on April 30, 2021, and has not yet decided whether to allow the proposed motion to proceed.

In the year 2020, the Firestorm Principals filed various suits in New York, Delaware and Virginia Courts against directors of the Company, alleging breach of fiduciary duty and libel.  The Company believes that these suits are without merit and intends to vigorously litigate this matter.

At this stage of these litigations, the Company is unable to render an opinion regarding the likelihood of a favorable outcome.  The Company intends to continue vigorously litigating its claims against the Firestorm Principals and believes that the Firestorm Principals’ remaining counterclaims and suits against Rekor directors and officers are without merit.

On January 31, 2020, the Company’s wholly owned subsidiary, OpenALPR, filed a complaint in the US District Court for the Western District of Pennsylvania against a former customer, Plate Capture Solutions, Inc. (“PCS”) for breach of software license agreements pursuant to which software was licensed to PCS. On June 14, 2020, PCS filed its operative answer to the Complaint.  On June 21, 2020, PCS filed a motion to join the Company and another entity, OpenALPR Technology, Inc., as parties to the litigation and made claims against them and counter claims against OpenALPR for defamation, fraud and intentional interference with existing and future business relationships. On July 13, 2020, OpenALPR filed an opposition to the motion for joinder. On November 23, 2020, the Court denied PCS’s Motion for Joinder with prejudice. The case is currently proceeding between OpenALPR and PCS only, and is still in its early stages. Rekor believes that OpenALPR has substantial defenses to the counter claims and intends to vigorously defend the allegations of those counter claims.

On September 18, 2020, Fordham Financial Management, Inc. (“Fordham”) commenced a lawsuit against the Company in the Supreme Court for the State of New York, New York County. Fordham alleges that the Company breached an underwriting agreement with Fordham. Fordham has brought claims for breach of contract, a declaratory judgment, and attorneys’ fees and expenses, and seeks damages. The Complaint was served on the Company on September 25, 2020. Fordham agreed to extend the Company’s time to respond to the Complaint until June 23, 2021, pending the outcome of a private mediation on February 24, 2021, which was unsuccessful.

At this stage of the Fordham litigation, the Company is unable to render an opinion regarding the likelihood of a favorable outcome. However, the Company maintains that Fordham’s claims have no merit. To that end it intends to vigorously litigate this action, to include its pursuit of counterclaims against Fordham for fraud and breach of contract, among other causes of action.

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

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

Effective March 18, 2020, the Company adopted and approved an amendment to increase the number of authorized shares of common stock from 30,000,000 to 100,000,000, $0.0001 par value. The rights and privileges terms of the additional authorized shares of common stock are identical to those of the currently outstanding shares of common stock. However, because the holders of common stock do not have preemptive rights to purchase or subscribe for any new issuances of common stock, the subsequent potential issuance of additional shares of common stock will reduce the current stockholders’ percentage ownership interest in the total outstanding shares of common stock. The Amendment and the creation of additional shares of authorized common stock will not alter current stockholders’ relative rights and limitations.

Public Offering

On February 9, 2021, the Company issued and sold 6,126,939 shares of its common stock (which includes 799,166 shares of common stock sold pursuant to the exercise of an overallotment option) (the “Public Offering”). The net proceeds to the Company, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $70,125,000. The shares were sold pursuant to an underwriting agreement with B. Riley Securities, Inc. and Lake Street Capital Markets, LLC, as representatives of the several underwriters named therein under our shelf registration statement on Form S-3 (Registration Statement No. 333-224423) filed by the Company with the SEC that became effective on April 30, 2018. On February 4, 2021, a prospectus supplement and accompanying prospectus were filed with the SEC in connection with the offering and a related registration statement (File No. 333-252735) was filed pursuant to Rule 462(b) promulgated under the Securities Act.

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

Series A Cumulative Convertible Redeemable Preferred Stock

Of the 2,000,000 authorized shares of preferred stock, 505,000 shares were designated as $0.0001 par value Series A Cumulative Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”). The holders of Series A Preferred Stock were entitled to quarterly dividends of 7.0% per annum per share. The holders of Series A Preferred Stock had a right to convert each share into common stock at an initial conversion price and a specified conversion price which increased annually based on the passage of time beginning in November 2019. The holders of Series A Preferred Stock also had a put right after 60 months from the issuance date to redeem any or all of the Series A Preferred Stock at a redemption price of $15.00 per share plus any accrued but unpaid dividends. The Company had a call right after 36 months from the issuance date to redeem all of the Series A Preferred Stock at a redemption price which increased annually based on the passage of time which began in November 2019. The Series A Preferred Stock contained an automatic conversion feature based on a qualified initial public offering in excess of $30,000,000 or a written agreement by at least two-thirds of the holders of Series A Preferred Stock at an initial conversion price and a specified price which increased annually based on the passage of time beginning in November 2016.

Based on the terms of the Series A Preferred Stock, the Company concluded that the Series A Preferred Stock should be classified as temporary equity in the accompanying unaudited condensed consolidated balance sheets as of December 31, 2020.

Rekor adjusted the value of the Series A Preferred Stock to redemption value at the end of each reporting period. The adjustment to the redemption value is recorded through additional paid in capital of $101,000 and $206,000 for the three months ended March 31, 2021 and 2020, respectively.

The holders of Series A Preferred Stock were entitled to quarterly cash dividends of $0.175 (7% per annum) per share. Dividends accrued quarterly and dividend payments for declared dividends were due within five business days following the end of a quarter. For the three months ended March 31, 2021 and 2020 the Company did not pay cash dividends to shareholders of record of Series A Preferred Stock. Accrued dividends payable to Series A Preferred Stock shareholders were $0 and $952,000 as of March 31, 2021 and December 31, 2020, respectively, and are presented as part of the accounts payable and accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

As a result of the closing of the Public Offering in the first quarter of 2021, all of the issued and outstanding Series A Preferred Stock was converted pursuant to the original terms of the agreement into 899,174 shares of the Company’s common stock.

Series B Cumulative Convertible Preferred Stock

Of the 2,000,000 authorized shares of preferred stock, 240,861 shares are designated as $0.0001 par value Rekor Series B Cumulative Convertible Preferred Stock (the "Series B Preferred Stock"). As part of the TeamGlobal Merger, the Company issued 240,861 shares of $0.0001 par value Series B Preferred Stock. All Series B Preferred Stock was issued at a price of $10.00 per share as part of the acquisition of the TeamGlobal Merger. The Series B Preferred Stock had a conversion price of $5.00 per share. Each Series B Preferred Stock had an automatic conversion feature based on the share price of Rekor.

The Series B Preferred Stock was entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. Dividends accrued quarterly and dividend payments for declared dividends were due within five business days following the end of a quarter. The Company did not pay any cash dividends to the Series B Preferred shareholders for the three months ended March 31, 2021 or 2020. Accrued dividends payable to Series B Preferred Stock shareholders were $0 and $167,000 as of March 31, 2021 and December 31, 2020, respectively, and are presented as part of the accounts payable and accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

As a result of the volume weighted average share price of the Company's common stock being over $7.50 for thirty consecutive days, in the first quarter of 2021, all of the Company’s issued and outstanding Series B Preferred Stock was converted pursuant to the original terms of the agreement into 517,611 shares of the Company’s common stock.

Warrants

A summary of the warrant activity for the Company for the period ended March 31, 2021 is as follows:

	Series A Preferred Stock Warrants (1)	Firestorm Warrants (2)	Secure Education Warrants (3)	2018 Public Offering Warrants (4)	2019 Promissory Note Warrants (5)	Total
Active warrants January 1, 2021	141,789	631,254	66,666	4,886	68,750	913,345
Exercised warrants	(95,864)	-	(48,888)	(1,175)	(53,125)	(199,052)
Outstanding warrants March 31, 2021	45,925	631,254	17,778	3,711	15,625	714,293
Weighted average strike price of outstanding warrants	$1.03	$3.09	$5.86	$1.00	$0.74	$2.96
Shares of common stock issued during the three months ended March 31, 2021	95,864	-	48,888	1,083	49,654	195,489

(1)
As part of a Regulation A Offering in fiscal year 2016 and 2017, the Company issued warrants to the holders of Series A Preferred Stock (the “Series A Preferred Stock Warrants”). The exercise price for these warrants is $1.03. The expiration date of the Series A Preferred Stock Warrants is November 8, 2023.

(2)
As part of the acquisition of Firestorm on January 24, 2017, the Company issued warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $2.5744 per share, and warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $3.6083 per share (the “Firestorm Warrants”). The expiration date of the Firestorm Warrants is January 24, 2022.

(3)
Pursuant to the Company’s acquisition of Secure Education Consultants on January 1, 2018, the Company issued warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $5.44 per share, and warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $6.53 per share (the “Secure Education Warrants”). The expiration date of the Secure Education Warrants is January 1, 2023.

(4)
On November 1, 2018, in connection with an underwritten public offering of its common stock, the Company issued to the underwriters warrants to purchase 206,250 shares of its common stock (the “2018 Public Offering Warrants”), exercisable over a period of five years, at an exercise price of $1.00 per share. These warrants are exercisable commencing April 27, 2019 and expire on October 29, 2023.

(5)
On March 12, 2019, in connection with the 2019 Promissory Notes, the Company issued warrants to purchase 2,500,000 shares of its common stock (the “2019 Promissory Note Warrants”), which were immediately exercisable at an exercise price of $0.74 per share, to certain individuals and entities. Of the 2,500,000 warrants, 625,000 were issued as partial consideration for the OpenALPR Technology Acquisition. As of May 10, 2021 all warrants were exercised.

NOTE 10 – EQUITY INCENTIVE PLAN

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

Stock compensation expense related to stock options for the three months ended March 31, 2021 and 2020 was $30,000 and $130,000, respectively, and is presented as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

A summary of stock option activity under the Company’s 2017 Plan for the period ended March 31, 2021 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding Balance at December 31, 2020	1,243,254	$1.44	7.57	$7,827
Exercised	(65,402)	3.47	-
Forfeited	(10,000)	0.80	-
Outstanding Balance at March 31, 2021	1,167,852	$1.33	7.34	$20,701
Exercisable at March 31, 2021	810,339	$1.44	6.99	$14,658

As of March 31, 2021, there was $145,000 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan that will be recognized over a weighted average period of 1.19 years.

Restricted Stock Units

Stock compensation expense related to RSU’s for the three months ended March 31, 2021 and 2020 was $751,000 and $41,000, respectively, and was presented as part of general and administrative expenses in the unaudited condensed consolidated statements of operations.

A summary of RSU activity under the Company’s 2017 Plan for the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted Average Unit Price	Weighted Average Remaining Contractual Term (Years)
Outstanding Balance at December 31, 2020	479,984	$4.45	2.12
Granted	285,040	14.10	1.71
Vested	(155,869)(1)	5.69	-
Forfeited	(54,550)	2.90	-
Outstanding Balance at March 31, 2021	554,605	$9.21	2.01

 (1) Included in the vested shares are 19,361 shares which were withheld to cover a portion of the employee withholding taxes. Additionally, 1,517 shares vested at the end of the period but had not yet been issued.

The grant date fair value is based on the estimated fair value of the Company’s common stock on the date of grant. All RSUs granted vest upon the satisfaction of a service-based vesting condition.

As of March 31, 2021, there was $4,747,000 of unrecognized stock compensation expense related to unvested RSUs granted under the 2017 Plan that will be recognized over an average remaining period of 2.01 years.

NOTE 11 – LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share:

	Three Months ended March 31,
	2021	2020
	(Dollars in thousands, except per share data)
Basic and diluted loss per share
Net loss from continuing operations	$(5,403)	$(3,774)
Less: preferred stock accretion	(101)	(206)
Less: preferred stock dividends	(51)	(115)
Net loss attributable to shareholders from continuing operations	$(5,555)	$(4,095)
Net loss from discontinued operations	(3)	(14)
Net loss attributable to shareholders	$(5,558)	$(4,109)
Weighted average common shares outstanding - basic and diluted	35,944,355	21,929,768
Basic and diluted loss per share from continuing operations	(0.15)	(0.19)
Basic and diluted loss per share from discontinued operations	-	-
Basic and diluted loss per share	$(0.15)	$(0.19)
Common stock equivalents excluded due to anti-dilutive effect	2,436,750	5,293,838

As the Company had a net loss for the three months ended March 31, 2021, the following 2,436,750 potentially dilutive securities were excluded from diluted loss per share: 714,293 for outstanding warrants, 1,167,852 related to outstanding options and 554,605 related to outstanding RSUs.

As the Company had a net loss for the three months ended March 31, 2020, the following 5,293,838 potentially dilutive securities were excluded from diluted loss per share: 1,846,870 for outstanding warrants, 974,487 related to the Series A Preferred Stock, 481,722 related to the Series B Preferred Stock, 1,656,309 related to outstanding options and 334,450 related to outstanding RSUs.

NOTE 12 – SUBSEQUENT EVENTS

Simple Agreement for Future Equity (“SAFE”)

In April 2021, in exchange for $1,000,000 the Company entered into a SAFE with Roker that allows the Company to participate in future equity financings, of Roker, through a share-settled redemption of the amount invested (such notional being the “invested amount”). Alternatively, upon the occurrence of a change of control or an initial public offering (other than a qualified financing), the Company has the option to receive either (i) cash payment equal to the invested amount under the SAFE, or (ii) a number of shares of common stock equal to the invested amount divided by the liquidity price set forth in the applicable SAFE.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties including particularly statements regarding our future results of operations and financial position, business strategy, prospective products and services, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products and services. These statements involve uncertainties, such as known and unknown risks, and are dependent on other important factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements we express or imply. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties, and assumptions described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2020, entitled “Risk Factors” and elsewhere in this Quarterly Report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission (the "SEC") that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing.  Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. We undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

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

●
our ability to access the public markets for debt or equity capital;

●
political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States (“U.S.”) and other countries in which we operate and, in particular, the impact of recent and future federal, state and local regulatory proceedings and changes, including legislative and regulatory initiatives associated with our products;

●
current and future litigation;

●
competition from other companies with an established position in the markets we enter or who are seeking to enter markets we already serve;

●
our failure to successfully develop products using our technology that are accepted by the markets we serve or intend to serve or the development of new technologies that change the nature of our business or provide our customers with products or services superior to or less expensive than ours;

●
the inability of our strategic plans and goals to expand our geographic markets, customer base and product and service offerings;

●
risks associated with pandemics and other global health emergencies, such as the spread of a novel strain of coronavirus (“COVID-19”) around the world since the first quarter of 2020 which has caused significant volatility in U.S. and international markets and has created significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies; and

●
risks associated with cyberattacks on international, national, local and Company information infrastructure by rogue businesses or criminal elements or by agents of governments engaged in asymmetric disruptions for competitive, economic, or military reasons.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) and any updates contained herein as well as those set forth in our reports and other filings made with the SEC.

General

Overview

We are a leader in the emerging market for intelligent roadway systems developed to take advantage of recent advances in artificial intelligence ("AI"). We have developed advanced vehicle recognition systems that can extract more accurate and complete data from existing cameras and sensors. Our systems have also been designed to take full advantage of the latest technological advances in new cameras and sensors, edge processing, and cloud computing.  We have also developed platforms that enable the data our systems collect to be analyzed in combination with other sources and distributed to multiple end users in real time as actionable intelligence or data collected for long range planning purposes in full compliance with the security and privacy requirements of each end user.

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

Our core vehicle recognition software currently has the capability to analyze multi-spectral images and video streams produced by nearly any IP camera and concurrently extract license plate data by state or province from approximately 80 countries, together with the vehicle’s make, model, color, body type and direction of travel. Our software is designed to process video streams on the edge of the network prior to posting results to the Cloud, so that users are immediately provided usable real-time information for mission critical public safety and commercial applications. When combined with speed-optimized code, parallel processing capability and best-in-class hardware accessories, such as cameras and communications modules, the software captures license plate data and vehicle characteristics at extremely high vehicle speeds with a high degree of accuracy, even in unusually difficult conditions, such as low lighting, poor weather, extreme camera viewing angles, and obstructions.

Rekor One provides governments with a comprehensive vehicle intelligence system that supports multiple agency-specific missions. With Rekor One, governments can unify and flexibly expand their existing IP camera networks, while transforming them into a safe and smart multi-dimensional roadway network. Since it can interface with multiple database and operating systems, Rekor One’s industry leading features allow users to observe security and privacy protocols that are customized to the needs and requirements of each end-user department or agency, facilitating high level compliance with the latest advances in privacy and information security requirements. Rekor One is designed to permit the cost of a network to be fractionalized based on relative value to multiple end users. Each participating agency receives a unique user interface and dashboard, which draw on Rekor One’s unified vehicle recognition intelligence to provide data customized to the agency’s specific needs. This eliminates redundant systems and single function applications which in turn increases efficiency and lowers costs.

Prior to the development of our proprietary vehicle identification software, we believe that highly accurate results were not available using a typical IP camera. With the ability to generate more accurate results with less expensive hardware, we believe the dynamics of existing roadway and public safety markets are changing, enabling the creation of increasingly robust networks at lower cost. In addition, we expect our improvements in cost and accuracy to create competitive advantages in tolling systems and logistics operations that currently rely on more expensive and complex radio frequency identification (“RFID”) systems. We also expect our lower costs, superior camera reading distance and field of view capabilities, along with the ability to capture additional vehicle information, such as direction, color, make model and body type of vehicle, to open opportunities in other market segments. These opportunities include parking operations, quick service restaurants, school safety, retail customer loyalty programs and, particularly, smart cities and smart roadways. Smart roadway systems, sometimes referred to as smart mobility systems, smart transport or intelligent transport systems (“ITS”), inclusive of parking management and guidance, passenger information and traffic management systems, can optimize the movement of vehicles to make travel safer and more efficient. These technologies are expected to enable users to be more coordinated, better informed, and better able to manage transport networks efficiently.

Recent Developments

The most significant developments in our company and business since January 1, 2021 are described below:

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

●
On January 7, 2021, we announced that the State of Oklahoma had integrated our Rekor One™ platform across relevant state systems to provide vehicle information associated with uninsured motorists as part of the state’s Uninsured Vehicle Enforcement Diversion (“UVED”) Program, which is operated by the Oklahoma District Attorneys Council. Oklahoma’s UVED Program uses our vehicle recognition technology to leverage existing state resources to ensure that all drivers have at least the minimum required amount of liability insurance, ultimately leading to safer roadways. The platform allows for real-time detection of non-compliant vehicles and instant data consolidation into a regularly updating insurance system connected to the state’s enforcement and intervention programs. We assist Oklahoma drivers by providing a one-stop web portal for uninsured motorists to easily find non-standard and standard insurance for their vehicle. With the successful implementation of Oklahoma’s UVED Program, we have now established a leading position in the implementation of an innovative program now under active consideration by a number of other states.

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

●
Pressure on Government Budgets – In addition to the COVID-19 crisis crippling businesses revenues, it has caused significant strain on government budgets. With less money to spend and more need for resources, government agencies need affordable, effective, and scalable solutions for revenue recovery and discovery. With subscription pricing and a roadway intelligence platform that accomplishes multiple agency missions from a single camera source, we are uniquely positioned to provide agencies force-multiplying tools when money and man-power are limited. Agencies can be better positioned to identify vehicle registration fee avoidance, enforce parking regulations and find scofflaws, aid motorists in acquiring valid insurance, and dynamically price tolls based on traffic flow. In addition, states adopting UVED programs may be able to garner significant net cash contributions to their annual budgets while reducing the number of uninsured vehicles on their roadways.

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

●
American Jobs Plan (“AJP”) - Through the AJP, President Biden is calling on Congress to make a national investment in the transit systems in the United States. As originally proposed, the plan calls for investing over $2 trillion during the next eight years. The plan estimates that there is a backlog of up to $1 trillion in needed repairs for roads, bridges, rail and other components of the United States’ transit system and notes that the United States has one of the highest traffic fatality rates in the industrialized world. Estimating that delays caused by traffic congestion alone cost over $160 billion per year and that motorists are forced to pay over $1,000 every year in wasted time and fuel, the plan proposes the expenditure of $115 billion for improvements that include funding to improve air quality, limit greenhouse gas emissions, and reduce congestion, crashes and fatalities. We believe that the ability of our Rekor One platform to perform multiple missions simultaneously and cost effectively, including real time system wide traffic monitoring, revenue collection and delivery of safety, emissions and maintenance information, positions the Company well to emerge as a technology leader in this proposed transformation of the transportation infrastructure nationwide.

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

Revenue is recognized upon transfer of control of promised products and services to our customers, in an amount that reflects the consideration we expect to receive in exchange for those products and services. If the consideration promised in the contract includes a variable amount, for example maintenance fees, we include an estimate of the amount we expect to receive for the total transaction price, if it is probable that a significant reversal of cumulative revenue recognized will not occur.

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

Other Income (Expense)

Other income (expense), net consists primarily of interest expense in connection with our debt arrangements, costs associated with the extinguishment of our debt arrangements, gains on the sale of subsidiaries, gains or losses on the sale of fixed assets, and interest income earned on cash and cash equivalents, short-term investments and note receivables.

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

Critical Accounting Estimates and Assumptions

A comprehensive discussion of our critical accounting estimates and assumptions is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2020.

New Accounting Pronouncement

See Note 1 to our unaudited condensed consolidated financial statements set forth in Item 1 of this quarterly report for information regarding new accounting pronouncements.

Results of Operations

Our historical operating results in dollars are presented below. The results below and the analysis of operation is solely related to continuing operations and do not include results of discontinued operations from TeamGlobal, AOC Key Solutions and Firestorm.

	Three months ended March 31,
(dollars in thousands)	2021	2020
Revenue	$4,216	$1,595
Cost of revenue	1,962	494
Gross profit	2,254	1,101

Operating expenses:
General and administrative expenses	5,403	2,791
Selling and marketing expenses	937	371
Research and development expenses	1,222	543
Operating expenses	7,562	3,705

Loss from operations	(5,308)	(2,604)
Other income (expense):
Interest expense	(32)	(1,163)
Other income	16	-
Total other expense	(16)	(1,163)
Loss before income taxes	(5,324)	(3,767)
Income tax provision	(3)	(7)
Equity in loss of investee	(76)	-
Net loss from continuing operations	(5,403)	(3,774)
Net loss from discontinued operations	(3)	(14)
Net loss	$(5,406)	$(3,788)
Comprehensive loss:
Net loss from continuing operations	(5,403)	(3,774)
Change in unrealized gain on short-term investments	2	-
Total comprehensive loss from continuing operations	(5,401)	(3,774)
Total comprehensive loss	$(5,404)	$(3,788)

Comparison of the Three Months ended March 31, 2021 and the Three Months ended March 31, 2020

Total Revenue

	Three Months ended March 31,		Change
(dollars in thousands)	2021	2020	$	%
Revenue	$4,216	$1,595	$2,621	164%

The increase in revenue for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, was a result of additional products and programs the Company offered, increases in our direct sales and Partners Program sales. In the first quarter of 2021, we initiated services for Oklahoma’s UVED Program which has issued over 25,000 notices of non-compliance and generated revenue of $245,000 revenue in the current quarter. We also had significant growth in our eCommerce revenue which is defined as revenue recognized through our eCommerce platform as well as our solutions in the tolling industry. For the three months ended March 31, 2021 and 2020, the Company recognized revenues of $442,000 and $177,000, respectively, for eCommerce revenue. The remainder of the increase was attributable to increased sales of hardware and software subscriptions through our Partners Program and direct sales channels.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months ended March 31,		Change
(dollars in thousands)	2021	2020	$ or % Points	%
Cost of revenue	$1,962	$494	$1,468	297%
Gross profit	2,254	1,101	1,153	105%
Gross margin	53%	69%	-16%	-23%

For the three months ended March 31, 2021, compared to the three months ended March 31, 2020, the increase in gross profit was attributable to the increase in revenue.

For the three months ended March 31, 2021 the gross margin decreased to 53% from 69% for the three months ended March 31, 2020, respectively, which was attributable to the sale of hardware which occurred during the three months ended March 31, 2021. Hardware sales typically have lower margins than software sales which is why our gross margin percent decreased.

Operating Expenses

	Three Months ended March 31,		Change
(dollars in thousands)	2021	2020	$	%
Operating expenses:
General and administrative expenses	$5,403	$2,791	$2,612	94%
Selling and marketing expenses	937	371	566	153%
Research and development expenses	1,222	543	679	125%
Operating expenses	$7,562	$3,705	$3,857	104%

General and Administrative Expenses

The majority of the increase to general and administrative expenses is attributable to increased headcount and equity award expenses. Additionally, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, we saw an increase in professional fees mainly associated with our merger and acquisition initiatives.

Selling and Marketing Expenses

The increase in selling and marketing expenses during the year is attributable mainly to increased marketing efforts to promote our products and services including digital marketing and other sales efforts. In connection with these efforts there was an increase in staffing to support the Company’s growth plan.

Research and Development Expense

The overall increase in research and development expenses is primarily attributable to the development of new products and additional software capabilities, as a result of our increased focus on technology offerings. The increase in research and development expenses is mainly attributable to an increase in headcount and hours associated with research and development activities.

Other Expense

	Three Months ended March 31,		Change
(dollars in thousands)	2021	2020	$	%
Other income (expense):
Interest expense	$(32)	$(1,163)	$1,131	97%
Other income	16	-	16	100%
Total other expense	$(16)	$(1,163)	$1,147	99%

The decrease in interest expense for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 is due to the retirement of the 2019 Promissory notes in 2020.

Non-GAAP Measures: EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA

We calculate EBITDA as net loss before interest, taxes, depreciation and amortization. We calculate Adjusted EBITDA as net loss before interest, taxes, depreciation and amortization, adjusted for (i) impairment of intangible assets, (ii) loss on extinguishment of debt, (iii) stock-based compensation, (iv) losses or gains on sales of subsidiaries, (v) losses associated with equity method investments, (vi) merger and acquisition transaction costs and (vii) other unusual or non-recurring items. EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under accounting principles generally accepted in the U.S. (“U.S. GAAP”) and should not be considered as an alternative to net earnings or cash flow from operating activities as indicators of our operating performance or as a measure of liquidity or any other measures of performance derived in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA are presented because we believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of a company’s ability to service and/or incur debt. However, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do.

The following table sets forth the components of the EBITDA and Adjusted EBITDA for the periods included (dollars in thousands):

	Three Months ended March 31,
	2021	2020
Total comprehensive loss from continuing operations	$(5,401)	$(3,774)
Income taxes	3	7
Interest	32	1,163
Depreciation and amortization	614	423
EBITDA	$(4,752)	$(2,181)

Share-based compensation	781	171
Loss due to change in value of equity investments	76	-
One-time consulting fees	776	-
Adjusted EBITDA	$(3,119)	$(2,010)

Lease Obligations

At March 31, 2021, we leased building space at the following locations in the U.S.:

●
Columbia, Maryland – The corporate headquarters

●
Linthicum, Maryland – Storage facility for inventory related to our technology hardware

●
Orlando, Florida – Florida implementation office

We believe our facilities are in good condition and adequate for their current use. We expect to improve, replace and increase facilities as considered appropriate to meet the needs of our planned operations.

Liquidity and Capital Resources

The following table sets forth the components of our cash flows for the period included (dollars in thousands):

	Three Months ended March 31,
	2021	2020	Change
			$	%
Net cash used in operating activities - continuing operations	$(3,159)	$(2,444)	$(715)	-29%
Net cash used in investing activities - continuing operations	(24,420)	(178)	(24,242)	-13,619%
Net cash provided by financing activities - continuing operations	70,425	2,523	67,902	2,691%
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	$42,846	$(99)	$42,945	43,379%

Net cash used in operating activities – continuing operations for the three months ended March 31, 2021 had a net increase of $715,000, which was attributable to the increase in the loss from continuing operations of $1,627,000. This amount was partially offset by an increase to share-based compensation expense, a non-cash adjustment, which increased $610,000 from $171,000 to $781,000, respectively, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

The net increase in net cash used in investment activities – continuing operations of $24,242,000 was primarily due to an increase in short-term investments of $23,994,000 which was invested in U.S. Treasury Bills that have maturity dates over three months but, less than a year.

Net cash provided by financing activities – continuing operations for the three months ended March 31, 2021 increased $67,902,000 from the prior three month period ended March 31, 2020. In the current year, through our Public Offering, we received net proceeds, after deducting the underwriting discounts and commissions and offering expenses payable by us, of $70,125,000.

For the three months ended March 31, 2021 and 2020, we funded our operations primarily through cash from operating activities from our subsidiaries and the sale of equity. As of March 31, 2021, we had unrestricted cash and cash equivalents from continuing operations of $62,845,000, $23,996,000 short-term investments and working capital of $84,369,000, as compared to unrestricted cash and cash equivalents of $20,595,000 and working capital of $18,324,000 as of December 31, 2020.

Performance Obligations

Operating assets and liabilities consist primarily of receivables from billed and unbilled services, accounts payable, accrued expenses, secured borrowing arrangements, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances.

As of March 31, 2021, we had approximately $16,186,000 of contracts that were closed prior to March 31, 2021 but have a contractual period beyond March 31, 2021. These contracts generally cover a term of one to five years, in which the Company will recognize revenue ratably over the contract term. We currently expect to recognize approximately 32% of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the following four years. On occasion our customers will prepay the full contract or a substantial portion of the contract. Amounts related to the prepayment of the contract for a service period that is not yet met are recorded as part of our contract liabilities balance.

We have experienced growth of 17% in the remaining value of contracts from March 31, 2020 through March 31, 2021.

The table below shows the quarter by quarter growth in contract value (dollars in thousands):

 Public Offering

On February 9, 2021, we issued and sold 6,126,939 shares of our common stock (which included 799,166 shares of common stock sold pursuant to the exercise of an overallotment option) (the “Public Offering”). The net proceeds to us, after deducting the underwriting discounts and commissions and offering expenses payable by the us, were approximately $70,125,000.

Series A Preferred Stock

The holders of Rekor Series A Preferred Stock were entitled to quarterly dividends in the amount of $0.175 (7% per annum) per share. Dividends accrued quarterly and dividend payments for declared dividends were due within five business days following the end of a quarter. As a result of the closing of the Public Offering, all of our issued and outstanding Series A Preferred Stock was automatically converted pursuant to its terms into 899,174 shares of our common stock.

Series B Preferred Stock

As part of the acquisition of TeamGlobal, we issued 240,861 shares of $0.0001 par value Series B Preferred Stock. All Series B Preferred Stock was issued at a price of $10.00 per share with a conversion price of $5.00 per share. Each Series B Preferred Stock had an automatic conversion feature based on our common stock share price. The Series B Preferred Stock was entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. Dividends accrued quarterly and dividend payments for declared dividends were due within five business days following the end of a quarter. As a result of the closing of the Public Offering, all of our issued and outstanding Series B Preferred Stock was converted pursuant to its terms into 517,611 shares of our common stock.

As of March 31, 2021, we did not have any material commitments for capital expenditures.

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

Based on management’s review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

On April 27, 2021, the Firestorm Principals filed a notice of motion for partial summary judgment, seeking summary judgment on several of our claims and the Firestorm Principals' counterclaims, along with supporting declarations and exhibits. The Court held a conference call with the parties to address the proposed motion for partial summary judgment on April 30, 2021, and has not yet decided whether to allow the proposed motion to proceed.

In the year 2020, the Firestorm Principals filed suits in New York, Delaware and Virginia Courts against directors of the Company, alleging breach of fiduciary duty and libel.  We believe that these suits are without merit and intend to vigorously litigate this matter.

At this stage of these litigations, we are unable to render an opinion regarding the likelihood of a favorable outcome.  We intend to continue vigorously litigating its claims against the Firestorm Principals and believe that the Firestorm Principals’ remaining counterclaims and suits against Rekor directors and officers are without merit.

On January 31, 2020, our wholly owned subsidiary, OpenALPR, filed a complaint in the US District Court for the Western District of Pennsylvania against a former customer, Plate Capture Solutions, Inc. (“PCS”) for breach of software license agreements pursuant to which software was licensed to PCS. On June 14, 2020, PCS filed its operative answer to the Complaint.  On June 21, 2020, PCS filed a motion to join us and another entity, OpenALPR Technology, Inc., as parties to the litigation and made claims against them and counterclaims against OpenALPR for defamation, fraud and intentional interference with existing and future business relationships. On July 13, 2020, OpenALPR filed an opposition to the motion for joinder. On November 23, 2020, the Court denied PCS’s Motion for Joinder with prejudice. The case is currently proceeding between OpenALPR and PCS only and is still in its early stages. Rekor believes that OpenALPR has substantial defenses to the counter claims and intends to vigorously defend the allegations of those counter claims.

On September 18, 2020, Fordham Financial Management, Inc. (“Fordham”) commenced a lawsuit against us in the Supreme Court for the State of New York, New York County. Fordham alleges that we breached an underwriting agreement with it. Fordham has brought claims for breach of contract, a declaratory judgment, and attorneys’ fees and expenses, and seeks damages. The Complaint was served to us on September 25, 2020. Fordham agreed to extend our time to respond to the Complaint until June 23, 2021, pending the outcome of a private mediation on February 24, 2021, which was unsuccessful.

At this stage of the Fordham litigation, we are unable to render an opinion regarding the likelihood of a favorable outcome. However, we maintain that Fordham’s claims have no merit. To that end we intend to vigorously litigate this action, to include its pursuit of counterclaims against Fordham for fraud and breach of contract, among other causes of action.

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

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on March 12, 2021. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K, as well as those contained in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Note Exchange Agreement

In an agreement reached on June 30, 2020, the 2019 Lenders of the 2019 Promissory Notes agreed to a redemption of approximately 77% of the remaining principal balance of the 2019 Promissory Notes as of June 30, 2020. Per the Exchange Agreement, $17,398,000, was redeemed in exchange for 4,349,497 shares of the Company’s common stock, at a rate of $4 per share (the “Note Exchange”). At the time of the Exchange Agreement the net amount of long-term debt redeemed for common stock was $14,688,000. This included the existing principal balance subject to conversion, the portion of the exit fee associated with the notes subject to conversion, offset by the portion of unamortized issuance costs associated with the notes subject to conversion. There was also $226,000 related to the paid-in-kind (“PIK”) interest associated to the notes subject to conversion that was exchanged as part of the Exchange Agreements. The difference between the market value of the shares issued and the net carrying amount of the obligations above was recorded as part of debt extinguishments costs in the accompanying consolidated statement of operations.

On July 15, 2020, we completed the Note Exchange by issuing our common stock to the 2019 Lenders in connection with the Note Exchange Transaction in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended.

Automatic Conversion of Series A Cumulative Convertible Redeemable Preferred Stock and Series B Cumulative Convertible Redeemable Preferred Stock

As a result of the closing of the Public Offering, all of our issued and outstanding Series A Cumulative Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) and Series B Cumulative Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) were automatically converted pursuant to their respective terms into an aggregate of 1,416,785 shares of our common stock. As a result of the automatic conversion of the Series A Preferred, the Series A Preferred is no longer quoted on the OTC Pink. The Series B Preferred was not quoted on any trading market.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

(a) Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Novume Solutions, Inc. as filed with the Secretary of State of Delaware on August 21, 2017	8-K	333-216014	3.1	8/25/17
3.2	Certificate of Designations of Series A Cumulative Convertible Redeemable Preferred Stock as filed with the Secretary of State of Delaware on August 25, 2017	8-K	333-216014	4.1	8/25/17
3.3	Certificate of Designations of Novume Series B Cumulative Convertible Preferred Stock as filed with the Secretary of State of Delaware on August 21, 2017	8-K	000-55833	4.2	10/4/17
3.4	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Novume Solutions, Inc. as filed with the Secretary of State of Delaware on April 26, 2019	8-K	001-38338	3.1	4/30/19
3.5	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of Rekor Systems, Inc. as filed with the Secretary of State of Delaware on March 18, 2020	8-K	001-38338	3.1	3/18/20
3.6	Amended and Restated Bylaws of Rekor Systems, Inc.	8-K	001-38338	3.2	4/30/19
10.1	Agreement of Lease by and between 6721 Gateway, LLC and Rekor Systems, Inc. dated March 25, 2021.					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rekor Systems, Inc.

By:	/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	President and Chief Executive Officer Principal Executive Officer
Date:	May 10, 2021

By:	/s/ Eyal Hen
Name:	Eyal Hen
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	May 10, 2021