Form 10-Q
period 2021-06-30
Rekor Systems, Inc.
filed 2021-08-16
CIK 1697851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of August 16, 2021, the Registrant had 41,045,291 shares of common stock, $0.0001 par value per share outstanding.

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

2

Table of Content

REKOR SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$69,032	$20,595
Restricted cash and cash equivalents	856	412
Short-term investments	12,998	-
Accounts receivable, net	1,996	1,038
Inventory	1,357	1,264
Note receivable, current portion	340	340
Other current assets, net	1,267	469
Current assets of discontinued operations	-	2
Total current assets	87,846	24,120
Long-term assets
Property and equipment, net	1,564	1,047
Right-of-use lease assets, net	277	426
Goodwill	6,336	6,336
Intangible assets, net	6,224	7,038
Investments in unconsolidated companies	-	75
Note receivable, long-term	1,190	1,360
SAFE investment	1,000	-
Other long-term assets	127	-
Total long-term assets	16,718	16,282
Total assets	$104,564	$40,402
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,130	$3,898
Notes payable, current portion	990	-
Loan payable, current portion	911	517
Lease liability, short-term	142	253
Contract liabilities	1,782	1,126
Current liabilities of discontinued operations	129	124
Total current liabilities	8,084	5,918
Long-term liabilities
Notes payable, long-term	-	980
Loan payable, long-term	55	469
Lease liability, long-term	144	188
Contract liabilities, long-term	1,077	958
Deferred tax liability, long-term	31	24
Long term liabilities of discontinued operations	-	5
Total long-term liabilities	1,307	2,624
Total liabilities	9,391	8,542
Series A Cumulative Convertible Redeemable Preferred stock, $0.0001 par value; authorized: 505,000 shares authorized at June 30, 2021 and December 31, 2020; issued and outstanding; 0 and 502,327 shares issued and outstanding at June 30, 2021 and December 31, 2020	-	6,669
Commitments and contingencies
Stockholders' equity
Common stock, $0.0001 par value; authorized; 100,000,000 shares; issued: 41,012,766, shares at June 30, 2021 and 33,013,271 at December 31, 2020; outstanding: 41,032,127 shares at June 30, 2021 and 33,013,271 at December 31, 2020	4	3
Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of June 30, 2021 and December 31, 2020, respectively	-	-
Series B Cumulative Convertible Preferred stock, 0.0001 par value; authorized: 240,861 shares authorized at June 30, 2021 and December 31, 2020; issued and outstanding; 0 and 240,861 shares issued and outstanding at June 30, 2021 and December 31, 2020	-	-
Treasury stock, 19,361 and 0 shares as of June 30, 2021 and December 31, 2020, respectively	(319)	-
Additional paid-in capital	148,754	68,238
Accumulated other comprehensive income	3	-
Accumulated deficit	(53,269)	(43,050)
Total stockholders’ equity	95,173	25,191
Total liabilities and stockholders’ equity	$104,564	$40,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share amounts)

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
Revenue	$4,274	$2,677	$8,491	$4,273
Cost of revenue	1,432	1,276	3,394	1,770
Gross profit	2,842	1,401	5,097	2,503

Operating expenses:
General and administrative expenses	5,024	2,937	10,427	5,728
Selling and marketing expenses	984	424	1,920	795
Research and development expenses	1,519	819	2,741	1,362
Operating expenses	7,527	4,180	15,088	7,885

Loss from operations	(4,685)	(2,779)	(9,991)	(5,382)
Other income (expense):
Loss on extinguishment of debt	-	(200)	-	(200)
Interest expense	(18)	(1,086)	(50)	(2,250)
Gain on the sale of business	-	3,636	-	3,636
Other income	19	17	34	16
Total other income (expense)	1	2,367	(16)	1,202
Loss before income taxes	(4,684)	(412)	(10,007)	(4,180)
Income tax provision	(3)	(7)	(7)	(13)
Equity in loss of investee	(74)	-	(150)	-
Net loss from continuing operations	(4,761)	(419)	(10,164)	(4,193)
Net loss from discontinued operations	(1)	(199)	(4)	(213)
Net loss	(4,762)	(618)	(10,168)	(4,406)
Comprehensive loss:
Net loss from continuing operations	(4,761)	(419)	(10,164)	(4,193)
Change in unrealized gain on short-term investments	1	-	4	-
Total comprehensive loss from continuing operations	(4,760)	(419)	(10,160)	(4,193)
Total comprehensive loss	$(4,761)	$(618)	$(10,164)	$(4,406)
Loss per common share from continuing operations - basic and diluted	(0.12)	(0.03)	(0.27)	(0.22)
Loss per common share discontinued operations - basic and diluted	-	(0.01)	-	(0.01)
Loss per common share - basic and diluted	$(0.12)	$(0.04)	$(0.27)	$(0.23)

Weighted average shares outstanding
Basic and diluted	40,972,709	22,829,084	37,657,471	22,224,417

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands, except share amounts)

(Unaudited)

	Shares of Common Stock	Common Stock	Shares of Treasury Stock	Treasury Stock at Cost	Shares of Series B Preferred Stock	Series B Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of March 31, 2021	40,952,877	$4	(19,361)	$(319)	-	$-	$147,615	$2	$(48,507)	$98,795
Stock-based compensation	-	-	-	-	-	-	1,125	-	-	1,125
Exercise of cashless warrants in exchange for common stock	15,309	-	-	-	-	-	-	-	-	-
Exercise of warrants in exchange for common stock	2,222	-	-	-	-	-	13	-	-	13
Exercise of warrants related to series A preferred stock	728	-	-	-	-	-	1	-	-	1
Issuance upon vesting of restricted stock units	41,630	-	-	-	-	-	-	-	-	-
Change in unrealized gain on short-term investments	-	-	-	-	-	-	-	1	-	1
Net loss	-	-	-	-	-	-	-	-	(4,762)	(4,762)
Balance as of June 30, 2021	41,012,766	$4	(19,361)	$(319)	-	$-	$148,754	$3	$(53,269)	$95,173

Balance as of March 31, 2020	22,768,757	$2	-	$-	240,861	$-	$21,959	$-	$(32,311)	$(10,350)
Stock-based compensation	-	-	-	-	-	-	166	-	-	166
Issuance of common stock pursuant to at the market offering, net	2,237	-	-	-	-	-	8	-	-	8
Exercise of warrants related to series A preferred stock	21,101	-	-		-	-	22	-	-	22
Issuance upon exercise of stock options	150,451	-	-	-	-	-	237	-	-	237
Preferred stock dividends	-	-	-	-	-	-		-	(115)	(115)
Accretion of Series A preferred stock	-	-	-	-	-	-	(212)	-	-	(212)
Net loss	-	-	-	-	-	-		-	(618)	(618)
Balance as of June 30, 2020	22,942,546	$2	-	$-	240,861	$-	$22,180	$-	$(33,044)	$(10,862)

Balance as of December 31, 2020	33,013,271	$3	-	-	240,861	$-	$68,238	$-	$(43,050)	$25,191
Stock-based compensation	-	-	-	-	-	-	1,906	-	-	1,906
Exercise of cashless warrants in exchange for common stock	62,921	-	-	-	-	-	-	-	-	-
Exercise of warrants in exchange for common stock	54,235	-	-	-	-	-	307	-	-	307
Exercise of warrants related to series A preferred stock	96,592	-	-	-	-	-	100	-	-	100
Public underwriting	6,126,939	1	-	-	-	-	70,124	-	-	70,125
Conversion of series A preferred stock	899,174	-	-	-	-	-	7,775	-	-	7,775
Conversion of series B preferred stock	517,611	-	-	-	(240,861)	-	179	-	-	179
Issuance upon exercise of stock options	65,402	-	-	-	-	-	226	-	-	226
Issuance upon vesting of restricted stock units	176,621	-	-	-	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	-	-	(19,361)	(319)	-	-	-	-	-	(319)
Preferred stock dividends	-	-	-	-	-	-	-	-	(51)	(51)
Accretion of Series A preferred stock	-	-	-	-	-	-	(101)	-	-	(101)
Change in unrealized gain on short-term investments	-	-	-	-	-	-	-	3	-	3
Net loss	-	-	-	-	-	-	-	-	(10,168)	(10,168)
Balance as of June 30, 2021	41,012,766	$4	(19,361)	$(319)	-	$-	$148,754	$3	$(53,269)	$95,173

Balance as of December 31, 2019	21,595,653	$2	-	$-	240,861	$-	$19,371	$-	$(28,408)	$(9,035)
Stock-based compensation	-	-	-	-	-	-	337	-	-	337
Exercise of cashless warrants in exchange for common stock	43,218	-	-	-	-	-	-	-	-	-
Exercise of warrants in exchange for common stock	555,000	-	-	-	-	-	411	-	-	411
Issuance of common stock pursuant to at the market offering, net	538,967	-	-	-	-	-	2,177	-	-	2,177
Exercise of warrants related to series A preferred stock	57,963	-	-	-	-	-	60	-	-	60
Issuance upon exercise of stock options	151,745	-	-	-	-	-	242	-	-	242
Preferred stock dividends	-	-	-	-	-	-	-	-	(230)	(230)
Accretion of Series A preferred stock	-	-	-	-	-	-	(418)	-	-	(418)
Net loss	-	-	-	-	-	-	-	-	(4,406)	(4,406)
Balance as of June 30, 2020	22,942,546	$2	-	$-	240,861	$-	$22,180	$-	$(33,044)	$(10,862)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net loss from continuing operations	$(10,164)	$(4,193)
Net loss from discontinued operations	(4)	(213)
Net loss	(10,168)	(4,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	24	5
Depreciation	272	169
Amortization of right-of-use lease asset	149	85
Provision for deferred taxes	7	-
Share-based compensation	1,906	337
Amortization of financing costs	10	611
Amortization of intangible assets	818	635
Loss due to change in value of equity investments	150	-
Loss on extinguishment of debt	-	200
Gain on sale of AOC Key Solutions	-	(2,619)
Gain on sale of TeamGlobal	-	(1,017)
Changes in operating assets and liabilities:
Accounts receivable	(982)	(1,116)
Inventory	(93)	(375)
Other current assets	(798)	(136)
Other long-term assets	(127)	-
Accounts payable and accrued expenses	1,365	1,096
Contract liabilities	775	180
Lease liability	(155)	(96)
Net cash used in operating activities - continuing operations	(6,843)	(6,234)
Net cash used in by operating activities - discontinued operations	(4)	(3,887)
Net cash used in operating activities	(6,847)	(10,121)
Cash Flows from Investing Activities
Short-term investment activity, net	(12,995)	-
SAFE investment	(1,000)	-
Capital expenditures	(793)	(447)
Proceeds from sale of AOC Key Solutions	-	3,400
Proceeds from sale of TeamGlobal	-	2,300
Investment in unconsolidated company	(75)	-
Payment of notes payable	(20)	-
Proceeds from notes receivable	170	-
Net cash (used in) provided by investing activities - continuing operations	(14,713)	5,253
Cash Flows from Financing Activities
Proceeds from public offering	70,125	-
Proceeds from PPP loans	-	874
Repayments of notes payable	-	(2,200)
Net proceeds from exercise of options	226	242
Net proceeds from exercise of warrants	307	411
Net proceeds from exercise of warrants associated with the Series A Preferred Stock	100	60
Net proceeds from at-the-market agreement	-	2,177
Repurchases of common stock	(319)	-
Payment of debt modification costs	-	(300)
Net cash provided by financing activities - continuing operations	70,439	1,264
Net provided by financing activities - discontinued operations	-	4,171
Net cash provided by financing activities	70,439	5,435
Net increase in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	48,883	283
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents - discontinued operations	(4)	284
Net increase in cash, cash equivalents and restricted cash and cash equivalents	48,879	567
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	21,009	1,866
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$69,888	$2,433

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of period - continuing operations	$69,032	$1,933
Restricted cash and cash equivalents at end of period - continuing operations	856	496
Cash and cash equivalents at end of period - discontinued operations	-	4
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$69,888	$2,433

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed consolidated interim financial statements of Rekor Systems, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial position as of June 30, 2021, the unaudited condensed consolidated results of operations, unaudited condensed consolidated statements of shareholders’ equity (deficit) and unaudited condensed consolidated statements of cash flows for the three and six month periods ended June 30, 2021 and 2020.

The financial data and other information disclosed in these notes are unaudited. The results for the three and six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

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

Rekor's mission is to provide intelligent infrastructure and insights that build safer, smarter, and more efficient cities around the world. The Company is a leader in the emerging market for intelligent infrastructure and intelligent roadways, making use of artificial intelligence and other recent technological advances to provide advanced solutions for a variety of governmental and commercial needs. With a global footprint across 65 countries, the Company provides actionable and real-time insights to commercial clients as well as government entities.

The Company’s vision is to provide innovations that improve the lives, safety and well-being of people using artificial intelligence (“AI”) and other advanced technologies. The Company’s capabilities appeal to businesses and governmental entities in solving a wide variety of real-world mobility and infrastructure-related operational challenges. Using recent advances in data collection, analysis and transmission the Company generates useable solutions that empower smart cities and intelligent roadways. The Company’s suite of solutions has applications in the field of safety and incident management, traffic and infrastructure, logistics, sustainability and green initiatives, and socioeconomic and demographic mobility. The Company’s products and services contribute to building safer, environmentally friendly cities and that roadways operate more efficiently and sustainably. The Company’s solutions can improve the commute of motorists by reducing congestion and optimizing traffic flow. Our solutions track traffic flow, patterns, volume, weight in motion and vehicle classifications to aid in the engineering and planning of modern infrastructures and allow decision makers to measure and reduce the impact of greenhouse gas emissions and vehicle air pollution on communities. The Company seeks to create safer communities by providing government agencies with the technology they need to effectively protect and serve their citizens and provide businesses with solutions to improve customer experience, enhance revenue, reduce operating costs and drive operational efficiency. Customers currently use the Company’s products or services in applications that include public safety, transportation, parking, security, customer experience, operational efficiency and logistics.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the extensive use of management’s estimates. Management uses estimates and assumptions in preparing consolidated financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual amounts may differ from these estimates. On an on-going basis, the Company evaluates its estimates, including those related to collectability of accounts receivable, fair value of debt and equity instruments, income taxes and determination of standalone selling prices in contracts with customers that contain multiple performance obligations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Liquidity

For all annual and interim periods, management will assess going concern uncertainty in the Company’s unaudited condensed consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the unaudited condensed consolidated financial statements are issued, which is referred to as the “look-forward period”, as defined in U.S. GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections and estimates and will make certain key assumptions. These assumptions include, among other factors, its ability to raise additional capital, if necessary, the expected timing and nature of the Company’s programs and projected cash expenditures and its ability to delay or curtail these programs or expenditures to the extent management has the proper authority to do so and considers it probable that those implementations can be achieved within the look-forward period.

The Company has generated losses since its inception and has relied on cash on hand, external bank lines of credit, the sale of a note, proceeds from the sale of common stock, proceeds from the private sale of the Company’s non-core subsidiaries, proceeds from note receivables, debt financings and a public offering of its common stock to support cashflow from operations. The Company attributes losses to non-capital expenditures related to the scaling of existing products, development of new products and service offerings and marketing efforts associated with these products. As of and for the six months ended June 30, 2021, the Company had a working capital of $79,891,000 and comprehensive loss from continuing operations of $10,160,000.

The Company’s net cash, from continuing operations, was increased by $48,883,000 for the six months ended June 30, 2021 primarily due to the net proceeds of $70,125,000 from the completion of the Public Offering (see NOTE 10 - STOCKHOLDERS’ EQUITY for details on the Public Offering).

Management believes that based on relevant conditions and events that are known and reasonably knowable, its current forecasts and projections for one year from the date of the filing of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, indicate the Company’s ability to continue operations as a going concern for at least that one-year period. The Company is actively monitoring its operations, the cash on hand and working capital. Should access to funds be unavailable, the Company will need to seek out additional sources of funding. Furthermore, the Company has contingency plans to reduce or defer expenses and cash outlays should operations weaken in the look-forward period or additional financing, if needed, is not available.

Goodwill

The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. The Company will assess goodwill for impairment annually, or more often if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. During the six months ended June 30, 2021 and 2020, we have not recognized any impairment to goodwill from continuing operations.

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

Short-Term Investments

Short-term investments consist of U.S. Treasury Bills. Short-term investments have maturities of greater than three months but less than a year from the balance sheet date. Short-term investments are carried at fair value and presented as short-term investments on the unaudited condensed consolidated balance sheets. Unrealized gains on investment securities are included in unrealized gain on short-term investments in the unaudited condensed consolidated statements of operations.

Treasury Stock

Treasury stock is recorded at acquisition cost. Upon disposition of treasury shares gains and losses are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

Fair Value of Financial Instruments

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, restricted cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value as of June 30, 2021 and December 31, 2020, because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt and long-term receivables approximates fair value as of June 30, 2021 and December 31, 2020, given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

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

The Company considers its note receivable and SAFE investment to be Level 3 investments and that the fair value approximates the carrying value.

There were no changes in levels during the six months ended June 30, 2021.

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

Interest income recognized for the three and six months ended June 30, 2021 was $19,000 and $34,000, respectively, and is included as part of other income on the unaudited condensed consolidated statements of operations. Interest income recognized for the three and six months ended June 30, 2020 was $12,000.

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

The Company determines the amount of revenue to be recognized through application of the following steps:

●	Identification of the contract, or contracts, with a customer

●	Identification of the performance obligations in the contract

●	Determination of the transaction price

●	Allocation of the transaction price to the performance obligations in the contract

●	Recognition of revenue when, or as, performance obligations are satisfied

The following table presents a summary of revenue (dollars in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
Revenue
Licensing and subscription revenue	$3,175	$1,943	$6,478	$2,793
Automated traffic safety solutions	1,099	734	2,013	1,480
Total revenue	$4,274	$2,677	$8,491	$4,273

Revenues

Licensing and subscription revenue

The Company’s revenues are derived principally from fees for technology products and services, including software licenses and subscriptions, hardware leases and sales, and other related support services.

Licensing and subscription services include providing, through a web server, access to the Company’s proprietary vehicle recognition software, a self-managed database and a powerful cross-platform application programming interface. The Company’s proprietary software employs a network design to classify images and features that include seamless video analysis and data analytics. Current customers include law enforcement agencies, highway authorities, parking system operators, private security companies, and wholesale and retail operations supporting logistics and customer loyalty programs.

Revenue is generally recognized ratably over the contract term. The Company’s subscription services arrangements are non-cancelable and do not contain refund-type provisions. Revenue from the Company’s perpetual software licenses is recognized up-front at the point in time when the software is made available to the customer and the customer is deemed to have a right to use the software.

Automated traffic safety solutions

Automated traffic safety solutions revenues reflect arrangements to provide traffic safety systems to a number of municipalities in North America. These systems include hardware that identifies red light and school safety zone traffic violations and software that captures and records forensic images and analyzes the images to provide data and supports citation management services. In the first quarter of 2021, the Company launched a new service offering for the State of Oklahoma to support its Uninsured Vehicle Enforcement Diversion (“UVED”) Program. Rekor provides hardware, software and services to identify uninsured motor vehicles, notify owners of non-compliance and assist them in obtaining the required insurance as an alternative to traditional enforcement methods. Revenue is recognized monthly based on the number of camera systems that are operated, or revenue is recognized based on the number of citations collected by the relevant municipality. The Company also installs and maintains public safety systems, which may involve a combination of installation and lease payments or simply software licenses to use the Company’s software in connection with a previously installed camera network. Revenue is recognized at various stages of completion of installation and monthly for lease or license payments.

Revenue by Customer Type

The following table presents a summary of revenue by customer type (dollars in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
Revenue
Commercial customers	$2,751	$690	$5,859	$1,479
Government customers	1,523	1,987	2,632	2,794
Total revenue	$4,274	$2,677	$8,491	$4,273

Included in commercial customers is revenue that is considered eCommerce revenue. eCommerce revenue is defined by the Company as revenue earned through the Company’s eCommerce platform as well as revenue recognized from its CarCheck product. CarCheck is an application programing interface (“API”) service that analyzes still images of vehicles and responds with license plate data, as well as vehicle make, model, color, and direction of travel and is used by tolling authorities and commercial customers who provided services to them.

For the three months ended  June 30, 2021 and 2020, the Company recognized eCommerce revenues of $405,000 and $197,000, respectively, which is included in licensing and subscription revenue. For the six months ended June 30, 2021 and 2020, the Company recognized eCommerce revenues of $848,000 and $373,000, respectively.

Performance obligations

The Company contracts with customers in a variety of ways, including contracts that obligate the Company to perform services over time. Some contracts include performance obligations for several distinct services. For those contracts that have multiple distinct performance obligations, the Company allocates the total transaction price to each performance obligation based on its relative standalone selling price, which is determined based on the Company’s overall pricing objectives, taking into consideration market conditions and other factors. This may result in a deferral or acceleration of revenue recognized relative to cash received for each distinct performance obligation. When the Company recognizes point in time revenue due to the sale of hardware or perpetual software licenses, the impact on the overall unsatisfied performance obligations is relatively small as the Company satisfies its performance obligations when the control of the hardware or software has transferred to the customer.

Where performance obligations for a contract with a customer are not yet satisfied or have only been partially satisfied as of a particular date, they are expected to be recognized as revenue in the future. On June 30, 2021, the Company had approximately $15,174,000 of remaining performance obligations not yet satisfied or partially satisfied. The Company expects to recognize approximately 34% of this amount as revenue over the succeeding twelve months, and the remainder is expected to be recognized over the next two to four years thereafter.

Unbilled accounts receivable

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled accounts receivables, and contract liabilities on the unaudited condensed consolidated balance sheets. Billed and unbilled accounts receivable are presented as part of accounts receivable, net, on the unaudited condensed consolidated balance sheets. When billing occurs after services have been provided, such unbilled amounts will generally be billed and collected within 60 to 120 days, but typically no longer than over the next twelve months. Unbilled accounts receivables of $539,000 and $600,000 were included in accounts receivable, net, in the unaudited condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.

Contract liabilities

When the Company advance bills clients prior to providing services, generally such amounts will be earned and recognized in revenue within the next six months to five years, depending on the subscription or licensing period. These assets and liabilities are reported on the unaudited condensed consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the six months ended June 30, 2021 were not materially impacted by any other factors. Contract liabilities as of June 30, 2021 and December 31, 2020 were $2,859,000 and $2,084,000, respectively. All contract liabilities as of June 30, 2021 and December 31, 2020 were attributable to continuing operations. During the six months ended June 30, 2021 $730,000 of the contract liabilities balance as of December 31, 2020 was recognized as revenue.

The services due for contract liabilities described above are shown below as of June 30, 2021 (dollars in thousands):

2021	$1,783
2022	601
2023	340
2024	106
2025	29
Total	$2,859

Costs to Obtain and Fulfill a Contract

Practical Expedients Election ‒ Costs to Obtain and Fulfill a Contract ‒ The Company’s incremental costs to obtain a contract consist of sales commissions. The Company elected to use the practical expedient election to expense costs to obtain a contract as incurred when the amortization period would have been one year or less.

In connection with the Company’s services for Oklahoma’s UVED program, the Company installs hardware and software at no additional charge to the end customer. The costs associated with the hardware and software installations are expected to be recouped by the Company over the course of the estimated contract period and thus are capitalized as a cost to fulfill a customer contract and amortized over the estimated contract period. As of June 30, 2021 the Company has capitalized $218,000 of such fulfillment costs, of which $203,000 are presented as part of property and equipment, net in the unaudited condensed consolidated balance sheets. As of December 31, 2020 costs incurred to fulfill contracts in excess of one year had been immaterial.

Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents

The Company considers all highly liquid debt instruments, including U.S. Treasury Bills purchased with a maturity of three months or less, to be cash equivalents.

Cash subject to contractual restrictions and not readily available for use is classified as restricted cash and cash equivalents. The Company’s restricted cash balances are primarily made up of cash collected on behalf of certain client jurisdictions. Restricted cash and cash equivalents for these client jurisdictions as of June 30, 2021 and December 31, 2020 were $856,000 and $412,000, respectively, and correspond to equal amounts of related accounts payable and are presented as part of accounts payable and accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

Concentrations of Credit Risk

The Company places its temporary cash investments with highly rated quality financial institutions that are federally insured up to $250,000 per account, located in the United States (“U.S.”). As of June 30, 2021 and December 31, 2020, the Company had deposits from continuing operations totaling $69,888,000 in two U.S. financial institutions and $21,007,000 in one U.S. financial institution, respectively.

The Company has a market concentration of revenue and accounts receivable from continuing operations related to its customer base.

Customer A accounted for less than 10% of the Company’s total revenues for the three months ended June 30, 2021 and 2020, respectively. Customer A accounted for less than 10% and 23% of the Company’s total revenues for the six months ended June 30, 2021 and 2020, respectively.

Customer B accounted for 28% and less than 10% of the Company’s total revenues for the three months ended June 30, 2021 and 2020, respectively. Customer B accounted for 16% and less than 10% of the Company’s total revenues for the six months ended June 30, 2021 and 2020, respectively.

Customer C accounted for less than 10% and 35% of the Company’s total revenues for the three months ended June 30, 2021 and 2020, respectively. Customer C accounted for less than 10% and 22% of the Company’s total revenues for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, accounts receivable from Company A, Company D and Company E totaled 24%, 21% and 10% of the unaudited condensed consolidated accounts receivable balance. As of December 31, 2020, Company A and Company B accounted for 43% and 20%, respectively, of the unaudited condensed consolidated accounts receivable balance.

No other single customer accounted for more than 10% of the Company’s unaudited condensed consolidated revenues for the three and six months ended June 30, 2021 and 2020 or the unaudited condensed consolidated accounts receivable balance as of June 30, 2021 and December 31, 2020.

Significant Accounting Policies

Additional significant accounting policies of the Company are also described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

New Accounting Pronouncements Effective in the Six Months ended June 30, 2021

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”). The new standard clarifies the interaction of accounting for the transition into and out of the equity method. The new standard also clarifies the accounting for measuring certain purchased options and forward contracts to acquire investments. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted this guidance in the first quarter of 2021. The adoption of ASU 2020-01 did not have a material impact on the Company’s unaudited condensed consolidated financial statements or notes.

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

New Accounting Pronouncements Effective in Future Periods

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2022. Upon adoption of the new standard, the Company will begin recognizing an allowance for credit losses based on the estimated lifetime expected credit loss related to the Company’s financial assets. Due to the nature and extent of the Company’s financial instruments (primarily accounts receivable and a note receivable) currently within the scope of ASU 2016-13 and based on the Company’s analysis of ASU 2016-13 and the historical, current and expected credit quality of the Company’s customers, the Company does not expect ASU 2016-13 to have a material impact on its unaudited condensed consolidated statements of operations and balance sheets.

The Company does not believe that any recently issued, but not yet effective, accounting standards, other than the standard discussed above, could have a material effect on the accompanying unaudited condensed consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 2 – INVESTMENTS

Investments in Unconsolidated Companies

In February 2017, the Company contributed substantially all of the assets and certain liabilities related to its vehicle services business to Global Public Safety (the “GPS Closing”). After the GPS Closing, the Company continues to own 19.9% of the units of Global Public Safety. This equity investment does not have a readily determinable fair value and the Company reports this investment at cost, less impairment. As of June 30, 2021 and December 31, 2020 the investment in Global Public Safety had a value of $0.

In June 2020, the Company announced a joint venture in which the Company would have a 50 percent equity interest in Roker Inc. (“Roker”). In the third quarter of 2020 and the first quarter of 2021, the Company contributed $75,000 for its 50 percent equity interest for a total investment of $150,000. This investment is accounted for under the equity method. During the three and six months ended June 30, 2021, the Company recognized a loss in its unconsolidated investments of $74,000 and $150,000, respectively.

The carrying amount of the Company’s investments are included as part of investments in unconsolidated companies in the unaudited condensed consolidated balance sheets. There were no distributions or earnings received from either investment in the three or six months ended June 30, 2021 or 2020.

Roker Simple Agreement for Future Equity (“SAFE”)

In April 2021, in exchange for $1,000,000 the Company entered into a SAFE with Roker (the “Roker SAFE”). The Roker SAFE allows the Company to participate in future equity financings, of Roker, through a share-settled redemption of the amount invested (such notional being the “invested amount”). Alternatively, upon the occurrence of a change of control or an initial public offering (other than a qualified financing), the Company has the option to receive either (i) cash payment equal to the invested amount under the SAFE, or (ii) a number of shares of common stock equal to the invested amount divided by the liquidity price set forth in the Roker SAFE. Our investment in the Roker SAFE is recorded on the cost method of accounting and included under SAFE investment on the unaudited condensed consolidated balance sheets and is shown as long-term, as it is not readily convertible into cash. If the Company identifies factors that may be indicative of impairment the Company will review the investment for impairment.

NOTE 3 – DISCONTINUED OPERATIONS

During the first quarter of 2020, in connection with the Company’s plan to concentrate on its Technology segment, the Company determined that all of the historical Professional Services segment should be classified as discontinued operations. As part of this plan TeamGlobal, AOC Key Solutions and Firestorm were classified as discontinued operations and presented as part of discontinued operations.

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

The dispositions of AOC Key Solutions and TeamGlobal are the result of the Company’s strategic decision to concentrate resources on the development of its Technology Segment and will result in material changes in the Company’s operations and financial results. As a consequence, the Company is reporting the operating results and cash flows of TeamGlobal, AOC Key Solutions and Firestorm as discontinued operations, including for all prior periods reflected in the unaudited condensed consolidated financial statements and these notes.

Pursuant to ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations from TeamGlobal, AOC Key Solutions and Firestorm for the three and six months ended June 30, 2021 and 2020 have been classified as discontinued operations and presented as part of loss from discontinued operations in the accompanying unaudited condensed consolidated statements of operations presented herein. The assets and liabilities also have been classified as discontinued operations under the line captions of current and long term assets discontinued operations and current and long term liabilities discontinued operations in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.

The assets and liabilities classified as discontinued operations in the Company’s unaudited condensed consolidated financial statements as of June 30, 2021 and December 31, 2020 are shown below (dollars in thousands):

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$-	$2
Current assets of discontinued operations	-	2
Total assets of discontinued operations	$-	$2
LIABILITIES
Accounts payable and accrued expenses	$30	$31
Lease liability, short term	99	93
Current liabilities of discontinued operations	129	124
Lease liability, long term	-	5
Long-term liabilities of discontinued operations	-	5
Total liabilities of discontinued operations	$129	$129

The major components of the discontinued operations, net of tax, are presented in the unaudited condensed consolidated statements of operations below (dollars in thousands):

	Three Months ended June 30,					Six Months ended June 30,
	2021	2020				2021	2020
	Firestorm	Global	AOC Key Solutions	Firestorm	Total	Firestorm	Global	AOC Key Solutions	Firestorm	Total
Revenue	$-	$4,205	$-	$5	$4,210	$-	$10,510	$3,392	$5	$13,907
Cost of revenue	-	3,714	-	-	3,714	-	9,190	1,866	-	11,056
Gross profit	-	491	-	5	496	-	1,320	1,526	5	2,851
Operating expenses:
General and administrative expenses	1	579	-	-	579	4	1,341	1,284	(4)	2,621
Selling and marketing expenses	-	40	-	-	40	-	79	131	-	210
Operating expenses	1	619	-	-	619	4	1,420	1,415	(4)	2,831
Income (loss) income from operations	(1)	(128)	-	5	(123)	(4)	(100)	111	9	20
Other expense:
Interest expense	-	(76)	-	-	(76)	-	(166)	(74)	-	(240)
Other income	-	-	-	-	-	-	5	2	-	7
Total other expense	-	(76)	-	-	(76)	-	(161)	(72)	-	(233)
Net income (loss) from discontinued operations	$(1)	$(204)	$-	$5	$(199)	$(4)	$(261)	$39	$9	$(213)

NOTE 4 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2021 and 2020 were as follows (dollars in thousands):

	Six Months ended June 30,
	2021	2020
Cash paid for interest - continuing operations	$-	$994
Cash paid for taxes - continuing operations	-	-
Note received as part of AOC Key Solutions Sale		600
Note received as part of TeamGlobal Sale	-	1,700
Paid-in-kind interest transferred from accrued interest to the principal balance of the 2019 Promissory Notes	-	1,283
Financing activities:
Series A Cumulative Convertible Redeemable Preferred stock dividends included in accounts payable and accrued expenses, settled in common stock	(1,005)	-
Series A Cumulative Convertible Redeemable Preferred stock included in temporary equity, settled in common stock	(6,770)	-
Series B Cumulative Convertible Preferred stock dividends included in accounts payable and accrued expenses, settled in common stock	(179)	-
Adoption of ASC-842 Lease Accounting:
Right-of-use lease asset	-	132
Lease liability	$-	$(132)

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

Operating lease expense from continuing operations for the three months ended June 30, 2021 and 2020 was $84,000 and $56,000, and for the six months ended June 30, 2021 and 2020 was $173,000 and $104,000, respectively, and is presented as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities from continuing operations was $171,000 and $64,000 for the six months ended June 30, 2021 and 2020, respectively.

In the first quarter of 2021, the Company entered into a new lease agreement for its new headquarters. The lease commencement agreement and date are expected to occur in the third quarter of 2021. As the Company does not have access to the building until the lease commencement agreement is executed, the Company has not recognized the lease as of June 30, 2021.

Supplemental balance sheet information related to leases as of June 30, 2021 was as follows (dollars in thousands):

Operating lease right-of-use lease assets from continuing operations	$277

Current portion of lease liability	$142
Long-term portion of lease liability	144
Total lease liability from continuing operations	$286

Weighted average remaining lease term - operating leases from continuing operations	2.14

Weighted average discount rate - operating leases	9%

2021	$107
2022	104
2023	84
2024	18
Total lease payments	$313
Less imputed interest	27
Maturities of lease liabilities	$286

NOTE 6 – INTANGIBLE ASSETS

Intangible Assets Subject to Amortization

The following summarizes the change in intangible assets from December 31, 2020 to June 30, 2021 (dollars in thousands):

	December 31, 2020	Additions	Amortization	June 30, 2021
Intangible assets subject to amortization from continuing operations
Customer relationships	$362	$-	$(17)	$345
Marketing related	159	-	(35)	124
Technology based	5,361	4	(523)	4,842
Internally capitalized software	1,156	-	(243)	913
Intangible assets subject to amortization from continuing operations	$7,038	$4	$(818)	$6,224

The following provides a breakdown of identifiable intangible assets as of June 30, 2021 (dollars in thousands):

	Customer Relationships	Marketing Related	Technology Based	Internally Capitalized Software	Total
Identifiable intangible assets	$461	$327	$7,210	$1,452	$9,450
Accumulated amortization	(116)	(203)	(2,368)	(539)	(3,226)
Identifiable intangible assets from continuing operations, net	$345	$124	$4,842	$913	$6,224

These intangible assets are being amortized on a straight-line basis over their estimated useful life. Amortization expense attributable to continuing operations for the three months ended June 30, 2021 and 2020 was $409,000 and $321,000, respectively, and for the six months ended June 30, 2021 and 2020 was $818,000 and $635,000, respectively and is presented as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

As of June 30, 2021, the estimated impact on continuing operations from annual amortization from intangible assets for each of the next five fiscal years and thereafter is as follows (dollars in thousands):

2021	$807
2022	1,543
2023	1,363
2024	1,060
2025	1,051
Thereafter	400
Total	$6,224

NOTE 7 – DEBT

Firestorm Notes

On January 25, 2017, pursuant to the terms of the Company’s acquisition of Firestorm, the Company issued $1,000,000 in the aggregate form of four unsecured, subordinated promissory notes with interest payable over five years. The principal amount of one of the notes payable is $500,000 payable at an interest rate of 2% and the remaining three notes are evenly divided over the remaining $500,000 and payable at an interest rate of 7%. The notes mature on January 25, 2022. The aggregate balance of these notes payable was $990,000 and $980,000, net of unamortized interest, as of June 30, 2021 and December 31, 2020, respectively, to reflect the amortized fair value of the notes issued due to the difference in interest rates of $10,000 and $20,000, respectively.

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

The Rekor PPP Loan and the Rekor Recognition PPP Loan (collectively the “Loans”) may be prepaid at any time prior to maturity with no prepayment penalties. The Loans contain events of default and other provisions customary for a loan of this type. The Paycheck Protection Program provides that the Loans may be partially or wholly forgiven if the funds are used for certain qualifying expenses as described in the CARES Act. The Company used the entire Loans amount for qualifying expenses and has to applied for forgiveness of the Loans in accordance with the terms of the CARES Act. The Loans are presented in loan payable, current portion on the accompanying unaudited consolidated balance sheets.

The Small Business Administration (“SBA”), in consultation with the Department of Treasury, issued new guidance that creates uncertainty regarding the qualification requirements for a PPP loan for public companies. The Company’s forgiveness application is being reviewed.

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

2019 Promissory Note Retirement

On June 30, 2020, the Company entered into Exchange Agreements with certain 2019 Lenders of the Company’s 2019 Promissory Notes. Subject to the terms and conditions set forth in the Exchange Agreements, approximately $17,398,000 was redeemed in exchange for 4,349,497 shares of the Company’s common stock, at a rate of $4 per share, which was the closing price of the common stock on the date of the Exchange Agreements. On July 15, 2020, the Company completed the Note Exchange. At the time of the Exchange Agreement the net amount of long-term debt redeemed for common stock was $14,688,000. This included the existing principal balance subject to conversion, the portion of the exit fee associated with the which notes subject to conversion, offset by the portion of unamortized issuance costs associated with the notes subject to conversion. There was also $226,000 related to the paid-in-kind (“PIK”) interest associated with the notes subject to conversion that was exchanged as part of the Exchange Agreements. The difference between the market value of the shares issued and the net carrying amount of the obligations above of $2,484,000 was recorded as part of debt extinguishments costs in the accompanying consolidated statements of operations. Following the Note Exchange, approximately $4,398,000 aggregate principal amount of the 2019 Promissory Notes remained outstanding, plus an additional $216,000 related to the exit fee.

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

Interest Expense

The following table presents the interest expense related to the contractual interest and the amortization of debt issuance costs for the Company’s debt arrangements (dollars in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
Contractual interest	$13	$805	$40	$1,639
Amortization of debt issuance costs	5	281	10	611
Total interest expense	$18	$1,086	$50	$2,250

Schedule of Principal Amounts Due of Debt

The principal amounts due for long-term notes payable are shown below as of June 30, 2021 (dollars in thousands):

2021	$498
2022	1,432
2023	36
Total	1,966

Less unamortized interest	(10)
Total notes payable	$1,956

Loan payable, current portion	$911
Loan payable, long-term	55
Notes payable, current portion	990
Total notes payable	$1,956

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

The Company established a valuation allowance against deferred tax assets during 2017 and has continued to maintain a full valuation allowance, outside of the deferred tax liability related to the indefinite lived intangible, through the three months ended June 30, 2021.

The Company files income tax returns in the United States and in various states. No U.S. Federal, state or foreign income tax audits were in process as of June 30, 2021.

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

For the six months ended June 30, 2021 the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2017 through 2019 tax years remain subject to examination by the Internal Revenue Service.

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

Following an initial amended complaint, answer and counterclaims, and defendants’ motion for judgment on the pleadings, on January 30, 2020, the Company filed a Second Amended Complaint, which the Firestorm Principals answered together with counterclaims on February 28, 2020. Thereafter, on March 30, the Company moved to dismiss certain counterclaims against certain directors and officers named as counterclaim-defendants, which resulted in the Firestorm Principals voluntarily dismissing the counterclaims against those parties. The Company thereafter filed its response and affirmative defenses to the Counterclaims on April 22, 2020. On April 27, 2020, the Firestorm Principals filed a Motion for Partial Judgment on the Pleadings, which the Company has opposed. In addition, on December 9, 2019, the Firestorm Principals filed a motion for an interim award of expenses and attorney’s fees. With respect to the Firestorm Principals’ motion for judgment on the pleadings, the Court’s November 23, 2020 Order denied that motion in its entirety. In that same Order, the Court granted in part and denied in part the Firestorm Principals’ fee advance motion.

On April 27, 2021, the Firestorm Principals filed a notice of motion for partial summary judgment, seeking summary judgment on several of the Company’s claims and the Firestorm Principals’ counterclaims, along with supporting declarations and exhibits. After the Court decided to allow the proposed motion to proceed, the Company, along with counterclaim-defendants Firestorm Franchising, LLC and Firestorm Solutions, LLC, filed their opposition to the partial summary judgment motion on June 21, 2021. The Firestorm Principals filed their reply in support of their partial summary judgment motion on July 9, 2021.

In 2020, the Firestorm Principals filed various suits in New York, Delaware and Virginia against directors and officers of the Company, alleging breach of fiduciary duty and libel. At this stage of these litigations, the Company is unable to render an opinion regarding the likelihood of a favorable outcome. The Company intends to continue vigorously litigating its claims against the Firestorm Principals and believes that the Firestorm Principals’ remaining counterclaims and suits against Rekor directors and officers are without merit.

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

On September 18, 2020, Fordham Financial Management, Inc. (“Fordham”) commenced a lawsuit against the Company in the Supreme Court for the State of New York, New York County. Fordham alleges that the Company breached an underwriting agreement with Fordham. Fordham has brought claims for breach of contract, a declaratory judgment, and attorneys’ fees and expenses, and seeks damages. The Complaint was served on the Company on September 25, 2020. The Company issued a motion to dismiss counterclaims on June 23, 2021, Rekor’s opposition has been filed and Fordham’s reply will be due on August 19, 2021.

At this stage of the Fordham litigation, the Company is unable to render an opinion regarding the likelihood of a favorable outcome. However, the Company maintains that Fordham’s claims have no merit. To that end it intends to vigorously litigate this action, to include its pursuit of counterclaims against Fordham for fraud and breach of contract, among other causes of action.

In June 2021, a putative shareholder class action lawsuit (captioned Miller v. Rekor Systems, Inc. et al.) was filed in in the United States District Court for the District of Maryland, naming as defendants Rekor Systems, Inc. and certain of its officers. It alleges violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 related to Rekor’s automatic license plate recognition technology and uninsured vehicle enforcement diversion related business and seeks damages on behalf of shareowners who acquired Rekor stock between April 12, 2019 and May 25, 2021. The Company has received service and believes that this lawsuit is without merit and plans to vigorously defend against it.

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

NOTE 10 – STOCKHOLDERS’ EQUITY

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

Rekor adjusted the value of the Series A Preferred Stock to redemption value at the end of each reporting period. The adjustment to the redemption value was recorded through additional paid in capital of $0 and $212,000 for the three months ended June 30, 2021 and 2020, respectively, and $101,000 and $418,000 for the six months ended June 30, 2021 and 2020, respectively.

The holders of Series A Preferred Stock were entitled to quarterly cash dividends of $0.175 (7% per annum) per share. Dividends accrued quarterly and dividend payments for declared dividends were due within five business days following the end of a quarter. For the six months ended June 30, 2021 and 2020 the Company did not pay cash dividends to shareholders of record of Series A Preferred Stock. Accrued dividends payable to Series A Preferred Stock shareholders were $0 and $952,000 as of June 30, 2021 and December 31, 2020, respectively, and are presented as part of the accounts payable and accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

As a result of the closing of the Public Offering in the first quarter of 2021, all of the issued and outstanding Series A Preferred Stock was converted pursuant to the original terms of the agreement into 899,174 shares of the Company’s common stock.

Series B Cumulative Convertible Preferred Stock

Of the 2,000,000 authorized shares of preferred stock, 240,861 shares were designated as $0.0001 par value Rekor Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”). As part of the TeamGlobal Merger, the Company issued 240,861 shares of $0.0001 par value Series B Preferred Stock. All Series B Preferred Stock was issued at a price of $10.00 per share as part of the acquisition of TeamGlobal. The Series B Preferred Stock had a conversion price of $5.00 per share. Each Series B Preferred Stock had an automatic conversion feature based on the share price of Rekor.

The Series B Preferred Stock was entitled to quarterly cash dividends of 1.121% (4.484% per annum) per share. Dividends accrued quarterly and dividend payments for declared dividends were due within five business days following the end of a quarter. The Company did not pay any cash dividends to the Series B Preferred shareholders for the six months ended June 30, 2021 or 2020. Accrued dividends payable to Series B Preferred Stock shareholders were $0 and $167,000 as of June 30, 2021 and December 31, 2020, respectively, and are presented as part of the accounts payable and accrued expenses on the accompanying unaudited condensed consolidated balance sheets.

As a result of the volume weighted average share price of the Company’s common stock being over $7.50 for thirty consecutive days, in the first quarter of 2021, all of the Company’s issued and outstanding Series B Preferred Stock was converted pursuant to the original terms of the agreement into 517,611 shares of the Company’s common stock.

Warrants

A summary of the warrant activity for the Company for the period ended June 30, 2021 is as follows:

	Series A Preferred Stock Warrants (1)	Firestorm Warrants (2)	Secure Education Warrants (3)	2018 Public Offering Warrants (4)	2019 Promissory Note Warrants (5)	Total
Active warrants January 1, 2021	141,789	631,254	66,666	4,886	68,750	913,345
Exercised warrants	(96,592)	-	(51,110)	(1,381)	(68,750)	(217,833)
Outstanding warrants June 30, 2021	45,197	631,254	15,556	3,505	-	695,512
Weighted average strike price of outstanding warrants	$1.03	$3.09	$6.06	$1.00	$-	$3.01
Shares of common stock issued during the three months ended June 30, 2021	96,592	-	51,110	1,280	64,766	213,748

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

(4)

On November 1, 2018, in connection with an underwritten public offering of its common stock, the Company issued to the underwriters warrants to purchase 206,250 shares of its common stock (the “2018 Public Offering Warrants”), exercisable over a period of five years, at an exercise price of $1.00 per share. These warrants were exercisable commencing April 27, 2019 and expire on October 29, 2023.

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

Stock compensation expense related to stock options for the three months ended June 30, 2021 and 2020 was $31,000 and $33,000, respectively, and for the six months ended June 30, 2021 and 2020 was $60,000 and $145,000, respectively, and is presented as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

A summary of stock option activity under the Company’s 2017 Plan for the period ended June 30, 2021 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding balance at December 31, 2020	1,243,254	$1.44	7.57	$7,827
Exercised	(65,402)	3.47	-
Forfeited	(10,000)	0.80	-
Outstanding balance at June 30, 2021	1,167,852	1.33	7.09	$9,781
Exercisable at June 30, 2021	958,854	$1.36	6.91	$8,077

As of June 30, 2021, there was $114,000 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan that will be recognized over a weighted average period of 0.94 years.

Restricted Stock Units

Stock compensation expense related to RSU’s for the three months ended June 30, 2021 and 2020 was $1,094,000 and $133,000, respectively, and for the six months ended June 30, 2021 and 2020 was $1,846,000 and $192,000, respectively, and is presented as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

A summary of RSU activity under the Company’s 2017 Plan for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted Average Unit Price	Weighted Average Remaining Contractual Term (Years)
Outstanding balance at December 31, 2020	479,984	$4.45	2.12
Granted	367,040	13.22	1.79
Vested	(195,982)	7.54	-
Forfeited	(67,500)	4.32	-
Outstanding balance at June 30, 2021	583,542	$8.94	1.96

The grant date fair value is based on the estimated fair value of the Company’s common stock on the date of grant. All RSUs granted vest upon the satisfaction of a service-based vesting condition.

As of June 30, 2021, there was $4,353,000 of unrecognized stock compensation expense related to unvested RSUs granted under the 2017 Plan that will be recognized over an average remaining period of 1.96 years.

NOTE 12 – LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share:

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)
Basic and diluted loss per share
Net loss from continuing operations	$(4,761)	$(419)	$(10,164)	$(4,193)
Less: preferred stock accretion	-	(212)	(101)	(418)
Less: preferred stock dividends	-	(115)	(51)	(230)
Net loss attributable to shareholders from continuing operations	$(4,761)	$(746)	$(10,316)	$(4,841)
Net loss from discontinued operations	(1)	(199)	(4)	(213)
Net loss attributable to shareholders	$(4,762)	$(945)	$(10,320)	$(5,054)
Weighted average common shares outstanding - basic and diluted	40,972,709	22,829,084	37,657,471	22,224,417
Basic and diluted loss per share from continuing operations	$(0.12)	$(0.03)	$(0.27)	$(0.22)
Basic and diluted loss per share from discontinued operations	-	(0.01)	-	(0.01)
Basic and diluted loss per share	$(0.12)	$(0.04)	$(0.27)	$(0.23)
Common stock equivalents excluded due to anti-dilutive effect	2,446,906	5,074,916	2,446,906	5,074,916

As the Company had a net loss for the three and six months ended June 30, 2021, the following 2,446,906 potentially dilutive securities were excluded from diluted loss per share: 695,512 for outstanding warrants, 1,167,852 related to outstanding options and 583,542 related to outstanding RSUs.

As the Company had a net loss for the three and six months ended June 30, 2020, the following 5,074,916 potentially dilutive securities were excluded from diluted loss per share: 1,825,769 for outstanding warrants,974,487 related to the Series A Preferred Stock, 481,722 related to the Series B Preferred Stock, 1,442,738 related to outstanding options and 350,200 related to outstanding RSUs.

NOTE 13 – SUBSEQUENT EVENTS

Roker Asset Acquisition

On July 15, 2021, Roker entered into an Asset Purchase Agreement to obtain certain assets from SecurePark Technologies Inc. (“SecurePark”). SecurePark offers a software-as-a-service parking enforcement platform for municipalities, parking operators, airports, schools, hospitals, security and property management users. The deal was structured as an asset purchase with the seller receiving an undisclosed amount of cash and stock as consideration. As a result of the Asset Purchase Agreement, the Company’s ownership in Roker was reduced from 50% to 48%.

Waycare Acquisition

On August 6, 2021, Rekor signed a definitive agreement to acquire all of the outstanding shares of Waycare Technologies LTD. (“Waycare”) for approximately $61,000,000 in total consideration consisting of a combination of cash and common stock. The closing of the transaction is subject to customary closing conditions and is currently anticipated to occur during the third quarter of the year ending December 31, 2021. As the Waycare acquisition has not yet closed, the Company is currently in the process of completing the purchase price allocation treating the Waycare acquisition as a business combination. The purchase price allocation for Waycare will be included in the Company’s condensed consolidated financial statements in the third quarter of the year ending December 31, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties including particularly statements regarding our future results of operations and financial position, business strategy, prospective products and services, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products and services. These statements involve uncertainties, such as known and unknown risks, and are dependent on other important factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements we express or imply. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties, and assumptions described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report for the quarter ended March 31, 2021, entitled “Risk Factors” and elsewhere in this Quarterly Report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”) that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. We undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), our Quarterly Report for the quarter ended March 31, 2021 and any updates contained herein as well as those set forth in our reports and other filings made with the SEC.

General

Overview

Rekor's mission is to provide intelligent infrastructure and insights that build safer, smarter, and more efficient cities around the world. We are a leader in the emerging market to provide support services for intelligent infrastructure and intelligent roadways, land have developed a suite of products and services using AI and other recent technological advances to provide innovative solutions. With a global footprint across 65 countries, we provide actionable and real-time insights to commercial clients, as well as government entities.

Our vision is to provide innovations that improve the lives, safety and well-being of people using artificial intelligence (“AI”) and other advanced technologies. Our capabilities appeal to businesses and governmental entities in solving a wide variety of real-world mobility and infrastructure-related operational challenges. Using recent advances in data collection, analysis and transmission the Company generates useable solutions that empower smart cities and intelligent roadways. Our suite of solutions has applications in the field of safety and incident management, traffic and infrastructure, sustainability and green initiatives, and socioeconomic and demographic mobility. Our products and services contribute to building environmentally friendly cities and roadways that leverage our insights to operate more efficiently and sustainably. We improve the commute of motorists by reducing congestion and optimizing traffic flow. We track traffic flow, pattern, volume, weight in motion and vehicle classification to aid in the engineering and planning of modern infrastructures. Our solutions allow decision makers to measure and reduce the impact of greenhouse gas emissions and vehicle air pollution on communities. Customers currently use our products or services in applications that include public safety, transportation, parking, security, customer experience, operational efficiency and logistics. We create safer communities by providing government agencies with the technology they need to effectively protect and serve their citizens and provide businesses with solutions to improve customer experience, enhance revenue, reduce operating costs and drive operational efficiency.

Rekor aggregates data using mobile and mounted optical sensors with on-device (“edge”) processing, as well as through acquisition of data feeds from third party vendors. Our tech stack, with its open architecture, allows seamless integration with any Internet Protocol (“IP”) optical device, reducing our clients’ need to invest in legacy system upgrades. We use edge processing to capture, store, and process the data close to the source. Our proprietary technology allows for cost effective real-time monitoring by reducing the bandwidth needed to transmit information for analysis, setting us apart from other data aggregators. We use artificial intelligence and machine learning to process large amounts of information we capture to provide tailored solutions to our clients. All our data passes through our sophisticated and proprietary personally identifiable information (“PII”) filter that deidentifies the data in an irreversible way before it is incorporated into our roadway intelligence platform. Our proprietary algorithms are created to be in full compliance with the security and privacy requirements of each end user.

Rekor One™ is our single source platform for roadway intelligence. Our platform was built to allows us to create custom applications for an array of use cases. For traffic and infrastructure, the analytics can be used for engineering and planning studies, measuring of vehicle flow and patterns, and for the studying of vehicle weights and classifications. Safety and incident management is another core pillar, as one can access live streams of video, track traffic congestion, receive wrong way and incident alerts, and detect unsafe speeds or hazardous elements. Additionally, sustainability and green initiatives allow users to count electric vehicles based on frequency for charging station planning, compare electric vehicle density vs. total traffic, analyze United States Environmental Protection Agency (“EPA”) air pollution, smog, and other emissions, and track electric vehicle geographic traffic flow. We seek to deliver insights through an expanding software portfolio that not only addresses the challenges our customers are currently facing but also empower them to effectively deal with their evolving impending challenges. Rekor One’s industry leading features allow users to observe security and privacy protocols that are customized to the needs and requirements of each end-user department or agency. This facilitates high level compliance with the latest advances in privacy and information security requirements.

Currently, our vehicle recognition software has the capability to analyze multi-spectral images and video streams and concurrently extract license plate data by state or province from approximately 80 countries, together with the vehicle’s make, model, color, body type and direction of travel. When combined with speed-optimized code, parallel processing capability and best-in-class hardware accessories, such as optical sensors and communications modules, the software captures license plate data and vehicle characteristics at extremely high vehicle speeds with a high degree of accuracy. Our software can effectively operate in unusually difficult conditions, such as low lighting, poor weather, extreme camera viewing angles, and obstructions.

We seek to address issues of aging infrastructure, increasing traffic congestion, and depleting natural resources, by providing customers with the ability to collect, analyze and communicate actionable roadway and community intelligence in an accurate, real-time, and cost-effective manner. We provide actionable and differentiated answers on a single platform that is built to serve multiple missions. With the ability to generate more accurate results with less expensive hardware than legacy systems, we have changed the dynamics of the existing market, enabling the creation of increasingly robust networks to aggregate data at lower cost. We can process the data using artificial intelligence to develop custom-built solutions for an array of client needs.

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

Recent Developments

The most significant developments in our company and business since January 1, 2021 are described below:

●

On August 9, 2021, we announced that we had signed a definitive agreement to acquire Waycare Technologies, Ltd. ("Waycare"), a privately held company focused on optimizing traffic management systems using predictive analytics. We will provide $61,000,000 in total consideration consisting of a combination of cash and common stock. The closing of the transaction is subject to customary closing conditions and is currently anticipated to occur during the third quarter of 2021.

●

In July 2021, we announced the selection of or Rekor One™ vehicle recognition system by the City of Albany, New York, in partnership with the Albany Police Department. Rekor was selected after a competitive bid process in June 2021 to help maintain the safety and security of the community and its citizens.

●

In July 2021, we announced that Wisconsin’s Waukesha County has selected the Rekor One™ vehicle recognition system for implementation at eight of its public park entrances. The solution was selected after a competitive bid process in early 2021, to help maintain the security of each location and to ensure entrance fee compliance.

●

On February 26, 2021, we announced that the State of North Dakota Parks and Recreation Department selected our Rekor One™ solution to help state park leadership understand use patterns and plan for future needs.

31

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

Opportunities, Trends and Uncertainties

We look to identify the various trends, market cycles, uncertainties and other factors that may provide us with opportunities and present challenges that impact our operations and financial condition from time to time. Although there are many that we may not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by the following:

●

Growing Smart City Market – According to a United Nation’s report, about two-third of the world population will live in urban areas by 2050. Our cities are getting larger, our commute longer, roads bigger and the impact on the environment and the quality of life is worse than ever been. This trend requires forward-thinking officials to manage assets and resources more efficiently than they have in the past. We believe that advancements in “big data”, connected devices and artificial intelligence will allow for intelligent transportation systems (“ITS”) solutions and applications that can be used to reduce congestion, keep travelers safe, improve transportation, protect the environment, respond to climate change, and enhance the quality of life. We believe our data-driven, artificial intelligence aided solutions provide the necessary tools to more effectively tackle the challenges cities and communities are facing today and over the coming decades.

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

32

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

●

Necessity for On-Demand Mobile Solutions – With app downloads increasing exponentially year-over-year and significant time spend on mobile phones within apps, businesses require a means to leverage the ever-present smartphones of employees. By developing a first-of-its-kind iOS and Android app that can read license plates on-device, we can provide businesses an affordable way to scale by using existing devices as license plate recognition sensors. Now businesses can efficiently manage visitors, streamline parking operations, enhance campus/event security, and even recover costly assets.

●

Unifying Source of Roadway Intelligence with Rekor One™ - The Rekor One platform supports multiple community safety, intelligent roadway and revenue generation activities. Rekor One provides government agencies with a comprehensive vehicle intelligence system that supports multiple agency-specific missions. With Rekor One, governments are able to leverage their existing IP cameras and transform them into a safe and smart multi-dimensional intelligent roadway network. By interfacing with multiple databases and operating systems, Rekor One allows governmental units to observe security and privacy protocols and fractionalize costs based on relative end user value. Each participating agency receives a unique user interface and dashboard, which draws on Rekor One’s unified vehicle recognition intelligence to provide data customized to the agency’s specific needs. This eliminates redundant systems and single function applications to help use public funds wisely. The platform aids in identifying licensing and registration non-compliance, uninsured motorists and unpaid parking violations. This allows agencies to create targeted intervention programs that result in increased safety as well as increased revenue recovery. Smart parking and permitting are also important capabilities that increase government efficiency and provide better citizen and visitor experience. As part of traffic management, Rekor One also supports advanced tolling and congestion pricing as well as parking and other fees.

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

33

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

34

●

COVID 19 - The spread of a novel strain of COVID-19 around the world since the first quarter of 2020 has caused significant volatility in U.S. and international markets. Despite the roll-out of vaccinations, there continues to be significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies and, as such, we are unable to determine the full impact to our operations. However, we have also seen a positive impact of COVID-19 on the technology sector, in which we are competing. The pandemic has accelerated adoption of technology across businesses by several years. According to a McKinsey Global Survey of executives, their companies have accelerated the digitization of their customer and supply-chain interactions and of their internal operations by three to four years. Funding for digital initiatives has increased, creating opportunities for innovate solution providers such as Rekor.

●

Pressure on Government Budgets – COVID-19 has caused significant strain on government budgets. With less money to spend and more need for resources, government agencies need affordable, effective, and scalable solutions for revenue recovery and discovery. With subscription pricing and a roadway intelligence platform that accomplishes multiple agency missions from a single camera source, we are uniquely positioned to provide agencies force-multiplying tools when money and man-power are limited. Agencies can be better positioned to identify vehicle registration fee avoidance, enforce parking regulations and find scofflaws, aid motorists in acquiring valid insurance, and dynamically price tolls based on traffic flow. In addition, states adopting UVED programs may be able to garner significant net cash contributions to their annual budgets while reducing the number of uninsured vehicles on their roadways.

●

American Jobs Plan (“AJP”) - Through the AJP, President Biden is calling on Congress to make a national investment in the transit systems in the United States. The current legislative text provides approximately $1 trillion in total spending, with approximately $550 billion in new spending over the five year period between 2022 and 2026. This includes more than $50 billion annually during this period on surface transportation. It also includes $250 million in funding, for each year 2022-2026, for transportation infrastructure finance and innovation; $50 million in funding, for each year 2022-2026, for congestion relief; more than $2 billion over the five year period for charging and fueling infrastructure; $147 million in funding, for each year 2022-2026, for highway research and development; $110 million in funding, for each year 2022-2026, for technology innovation and deployment; and $110 million in funding, for each year 2022-2026, for intelligent transportation systems. The Senate has passed this legislation and it is now awaiting action in the House. We believe that the ability of our Rekor One platform to perform multiple missions simultaneously and cost effectively, including real time system wide traffic monitoring, revenue collection and delivery of safety, emissions and maintenance information, positions the Company well to emerge as a technology leader in this proposed transformation of the transportation infrastructure nationwide.

Components of Operating Results

Revenues

We derive our revenues substantially from license and subscription fees for software and related products and services. A portion of the subscription fees are generated through our eCommerce website rather than through in-person sales. In addition, we derive revenues in connection with certain citation and collection services in connection with automated services to support insurance compliance, traffic safety and parking enforcement.

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

	Three Months ended June 30,		Six Months ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Revenue	$4,274	$2,677	$8,491	$4,273
Cost of revenue	1,432	1,276	3,394	1,770
Gross profit	2,842	1,401	5,097	2,503

Operating expenses:
General and administrative expenses	5,024	2,937	10,427	5,728
Selling and marketing expenses	984	424	1,920	795
Research and development expenses	1,519	819	2,741	1,362
Operating expenses	7,527	4,180	15,088	7,885

Loss from operations	(4,685)	(2,779)	(9,991)	(5,382)
Other income (expense):
Loss on extinguishment of debt	-	(200)	-	(200)
Interest expense	(18)	(1,086)	(50)	(2,250)
Gain on the sale of business	-	3,636	-	3,636
Other income	19	17	34	16
Total other income (expense)	1	2,367	(16)	1,202
Loss before income taxes	(4,684)	(412)	(10,007)	(4,180)
Income tax provision	(3)	(7)	(7)	(13)
Equity in loss of investee	(74)	-	(150)	-
Net loss from continuing operations	(4,761)	(419)	(10,164)	(4,193)
Net loss from discontinued operations	(1)	(199)	(4)	(213)
Net loss	(4,762)	(618)	(10,168)	(4,406)
Comprehensive loss:
Net loss from continuing operations	(4,761)	(419)	(10,164)	(4,193)
Change in unrealized gain on short-term investments	1	-	4
Total comprehensive loss from continuing operations	(4,760)	(419)	(10,160)	(4,193)
Total comprehensive loss	$(4,761)	$(618)	$(10,164)	$(4,406)

Comparison of the Three and Six Months ended June 30, 2021 and the Three and Six Months ended June 30, 2020

Total Revenue

	Three Months ended June 30,		Change		Six Months ended June 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Revenue	$4,274	$2,677	$1,597	60%	$8,491	$4,273	$4,218	99%

The increase in revenue for the three and six months ended June 30, 2021, compared to the three and six months ended June 30, 2020, was a result of additional products and programs we offered, increases in our direct sales and Partners Program sales.

In 2021, we initiated services for Oklahoma’s UVED Program which has generated revenue of $387,000 and $635,000 during the three and six months ended June 30, 2021.

We also had significant growth in our eCommerce revenue which is defined as revenue recognized through our eCommerce platform as well as our solutions in the tolling industry. For the three months ended June 30, 2021 and 2020, we recognized revenues of $405,000 and $197,000, respectively, in eCommerce revenue. For the six months ended June 30, 2021 and 2020, we recognized revenues of $848,000 and $373,000, respectively, in eCommerce revenue.

Additionally, during the three and six months ended June 30, 2021, we had agreements with significant customers in which the revenue recognition was bifurcated into point in time revenue recognition related to the sale of hardware and perpetual licenses, as well as recurring revenue recognition related to the software and maintenance fees.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months ended June 30,		Change		Six Months ended June 30,		Change
(dollars in thousands)	2021	2020	$ or % Points	%	2021	2020	$ or % Points	%
Cost of revenue	$1,432	$1,276	$156	12%	$3,394	$1,770	$1,624	92%
Gross profit	2,842	1,401	1,441	103%	5,097	2,503	2,594	104%
Gross margin	66%	52%	14%	27%	60%	59%	1%	2%

For the three and six months ended June 30, 2021, the gross margin increased to 66% and 60%, respectively, which was attributable to the sale of perpetual licenses in the three months ended June 30, 2021. The margin on the sale of perpetual licenses is typically higher than our hardware products due to the reduced material and labor hours associated with the issuance of a license.

For the three and six months ended June 30, 2020 the gross margin included building infrastructure in connection with large software and hardware contracts which caused a lower margin.

Operating Expenses

	Three Months ended June 30,		Change		Six Months ended June 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Operating expenses:
General and administrative expenses	$5,024	$2,937	$2,087	71%	$10,427	$5,728	$4,699	82%
Selling and marketing expenses	984	424	560	132%	1,920	795	1,125	142%
Research and development expenses	1,519	819	700	85%	2,741	1,362	1,379	101%
Operating expenses	$7,527	$4,180	$3,347	80%	$15,088	$7,885	$7,203	91%

General and Administrative Expenses

The majority of the increase to general and administrative expenses is attributable to increased headcount and equity award expenses. Additionally, for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, we saw an increase in professional fees mainly associated with our merger and acquisition initiatives.

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

Other Expense

	Three Months ended June 30,		Change		Six Months ended June 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Other income (expense):
Loss on extinguishment of debt	$-	$(200)	$200	-100%	$-	$(200)	$200	-100%
Interest expense	(18)	(1,086)	$1,068	98%	(50)	(2,250)	2,200	98%
Gain on the sale of business	-	3,636	(3,636)	-100%	-	3,636	(3,636)	-100%
Other income	19	17	2	12%	34	16	18	113%
Total other income (expense)	$1	$2,367	$(2,366)	-100%	$(16)	$1,202	$(1,218)	-101%

The decrease in interest expense and debt extinguishment costs for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 is due to the retirement of the 2019 Promissory notes in 2020.

Additionally, during the three and six months ended June 30, 2020, we sold our non-core businesses which resulted in a gain of $3,636,000.

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

The following table sets forth the components of the EBITDA and Adjusted EBITDA for the periods included (dollars in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
Total comprehensive loss from continuing operations	$(4,760)	$(419)	$(10,160)	$(4,193)
Income taxes	3	7	7	13
Interest	18	1,086	50	2,250
Depreciation and amortization	625	466	1,239	889
EBITDA	$(4,114)	$1,140	$(8,864)	$(1,041)

Loss on extinguishment of debt	$-	$200	$-	$200
Share-based compensation	1,125	166	1,906	337
Gain on sale of business	-	(3,636)	-	(3,636)
Loss due to change in value of equity investments	74	-	150	-
One-time consulting fees	-	-	776	-
Adjusted EBITDA	$(2,915)	$(2,130)	$(6,032)	$(4,140)

Lease Obligations

At June 30, 2021, we leased building space at the following locations in the U.S.:

●	Columbia, Maryland – The corporate headquarters

●	Linthicum, Maryland – Storage facility for inventory related to our technology hardware

●	Orlando, Florida – Florida implementation office

In the first quarter of 2021, we entered into a new lease agreement for our new headquarters. The lease commencement agreement and date are expected to occur in the third quarter of 2021. As we do not have access to the building until the lease commencement agreement is executed, we have not recognized the lease as of June 30, 2021.

We believe our facilities are in good condition and adequate for their current use. We expect to improve, replace and increase facilities as considered appropriate to meet the needs of our planned operations.

Liquidity and Capital Resources

The following table sets forth the components of our cash flows for the period included (dollars in thousands):

	Six Months ended June 30,
	2021	2020	Change
			$	%
Net cash used in operating activities - continuing operations	$(6,843)	$(6,234)	$(609)	-10%
Net cash provided by (used in) investing activities - continuing operations	(14,713)	5,253	(19,966)	-380%
Net cash provided by financing activities - continuing operations	70,439	1,264	69,175	5473%
Net increase in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	$48,883	$283	$48,600	17173%

Net cash used in operating activities – continuing operations for the six months ended June 30, 2021 had a net decrease of $609,000, which was attributable to the increase in the loss from continuing operations of $5,971,000. This amount was partially offset by an increase to share-based compensation expense, a non-cash adjustment, which increased $1,569,000 from $1,906,000 for the six months ended June 30, 2021 compared to $337,000 for the six months ended June 30, 2020. This increase is due to the number of shares that were issued as well as the increase in our stock price. Additionally, for the six months ended June 30, 2020, there was a $3,636,000 gain on the sale of AOC Key Solutions and TeamGlobal. The gain on the sale is shown as a decrease in cash flow from operations and an increase in cash flow from investing activities to reflect the nature of the transactions.

The net increase in net cash used in investment activities – continuing operations of $19,966,000 was primarily due to an increase in short-term investments of $12,995,000 which was invested in U.S. Treasury Bills that have maturity dates over three months but less than a year and the $1,000,000 SAFE investment in Roker. During the six months ended June 30, 2020, the cash provided by investing activities from continuing operations was primarily due to the cash proceeds of the sale of AOC Key Solutions and TeamGlobal.

Net cash provided by financing activities – continuing operations for the six months ended June 30, 2021 increased $69,175,000 from the prior six month period ended June 30, 2020. In the current year, through our Public Offering, we received net proceeds, after deducting the underwriting discounts and commissions and offering expenses payable by us, of $70,125,000.

For the three and six months ended June 30, 2021 and 2020, we funded our operations primarily through cash from operating activities, the sale of our subsidiaries and the sale of equity. As of June 30, 2021, we had cash and cash equivalents from continuing operations of $69,032,000, $12,998,000 of short-term investments and working capital of $79,891,000, as compared to cash and cash equivalents of $20,595,000 and working capital of $18,324,000 as of December 31, 2020.

Backlog

As of June 30, 2021, we had approximately $15,174,000 of contracts that were closed prior to June 30, 2021 but have a contractual period beyond June 30, 2021. These contracts generally cover a term of one to five years, in which the Company will recognize revenue ratably over the contract term. We currently expect to recognize approximately 34% of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the following four years. On occasion our customers will prepay the full contract or a substantial portion of the contract. Amounts related to the prepayment of the contract for a service period that is not yet met are recorded as part of our contract liabilities balance.

Public Offering

On February 9, 2021, we issued and sold 6,126,939 shares of our common stock (which included 799,166 shares of common stock sold pursuant to the exercise of an overallotment option) (the “Public Offering”). The net proceeds to us, after deducting the underwriting discounts and commissions and offering expenses payable by the us, were approximately $70,125,000.

As of June 30, 2021, we did not have any material commitments for capital expenditures.

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

Based on management’s review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

Following an initial amended complaint, answer and counterclaims, and defendants’ motion for judgment on the pleadings, on January 30, 2020, we filed a Second Amended Complaint, which the Firestorm Principals answered together with counterclaims on February 28, 2020. Thereafter, on March 30, 2020, we moved to dismiss certain counterclaims against certain directors and officers named as counterclaim-defendants, which resulted in the Firestorm Principals voluntarily dismissing the counterclaims against those parties. We thereafter filed our response and affirmative defenses to the Counterclaims on April 22, 2020. On April 27, 2020, the Firestorm Principals filed a Motion for Partial Judgment on the Pleadings, which we have opposed. In addition, on December 9, 2019, the Firestorm Principals filed a motion for an interim award of expenses and attorney’s fees. With respect to the Firestorm Principals’ motion for judgment on the pleadings, the Court’s November 23, 2020 Order denied that motion in its entirety. In that same Order, the Court granted in part and denied in part the Firestorm Principals’ fee advance motion.

On April 27, 2021, the Firestorm Principals filed a notice of motion for partial summary judgment, seeking summary judgment on several of our claims and the Firestorm Principals’ counterclaims, along with supporting declarations and exhibits. After the Court decided to allow the proposed motion to proceed, we, along with counterclaim-defendants Firestorm Franchising, LLC and Firestorm Solutions, LLC, filed their opposition to the partial summary judgment motion on June 21, 2021. The Firestorm Principals filed their reply in support of their partial summary judgment motion on July 9, 2021.

In 2020, the Firestorm Principals filed various suits in New York, Delaware and Virginia against our directors and officers, alleging breach of fiduciary duty and libel. At this stage of these litigations, we are unable to render an opinion regarding the likelihood of a favorable outcome. We intend to continue vigorously litigating its claims against the Firestorm Principals and believe that the Firestorm Principals’ remaining counterclaims and suits against our directors and officers are without merit.

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

On September 18, 2020, Fordham Financial Management, Inc. (“Fordham”) commenced a lawsuit against us in the Supreme Court for the State of New York, New York County. Fordham alleges that we breached an underwriting agreement with it. Fordham has brought claims for breach of contract, a declaratory judgment, and attorneys’ fees and expenses, and seeks damages. The Complaint was served to us on September 25, 2020. We issued a motion to dismiss counterclaims on June 23, 2021, Rekor’s opposition has been filed and Fordham’s reply will be due on August 19, 2021.

At this stage of the Fordham litigation, we are unable to render an opinion regarding the likelihood of a favorable outcome. However, we maintain that Fordham’s claims have no merit. To that end we intend to vigorously litigate this action, to include its pursuit of counterclaims against Fordham for fraud and breach of contract, among other causes of action.

In June 2021, a putative shareholder class action lawsuit (captioned Miller v. Rekor Systems, Inc. et al.) was filed in in the United States District Court for the District of Maryland, naming as defendants Rekor Systems, Inc. and certain of its officers. It alleges violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 related to Rekor’s automatic license plate recognition technology and uninsured vehicle enforcement diversion related business and seeks damages on behalf of shareowners who acquired Rekor stock between April 12, 2019 and May 25, 2021. We have received service and believe that this lawsuit is without merit and plan to vigorously defend against it.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on March 12, 2021, and in our Quarterly Report on Form 10-Q as filed with the SEC on May 10, 2021. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K and Form 10-Q, as well as those contained in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Note Exchange Agreement

In an agreement reached on June 30, 2020, the 2019 Lenders of the 2019 Promissory Notes agreed to a redemption of approximately 77% of the remaining principal balance of the 2019 Promissory Notes as of June 30, 2020. Per the Exchange Agreement, $17,398,000, was redeemed in exchange for 4,349,497 shares of the Company’s common stock, at a rate of $4 per share (the “Note Exchange”). At the time of the Exchange Agreement the net amount of long-term debt redeemed for common stock was $14,688,000. This included the existing principal balance subject to conversion, the portion of the exit fee associated with the notes subject to conversion, offset by the portion of unamortized issuance costs associated with the notes subject to conversion. There was also $226,000 related to the paid-in-kind (“PIK”) interest associated to the notes subject to conversion that was exchanged as part of the Exchange Agreements. The difference between the market value of the shares issued and the net carrying amount of the obligations above was recorded as part of debt extinguishments costs in the accompanying consolidated statements of operations.

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

Rekor Systems, Inc.

By:	/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	President and Chief Executive Officer Principal Executive Officer
Date:	August 16, 2021

By:	/s/ Eyal Hen
Name:	Eyal Hen
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	August 16, 2021

