Form 10-Q
period 2021-09-30
Rekor Systems, Inc.
filed 2021-11-15
CIK 1697851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-38338

Rekor Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-5266334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6721 Columbia Gateway Drive, Suite 400

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

As of November 15, 2021, the Registrant had 43,977,218 shares of common stock, $0.0001 par value per share outstanding.

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

2

Table of Content

REKOR SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$35,102	$20,595
Restricted cash and cash equivalents	1,063	412
Accounts receivable, net	2,434	1,038
Inventory	1,822	1,264
Note receivable, current portion	340	340
Other current assets, net	2,156	469
Current assets of discontinued operations	1	2
Total current assets	42,918	24,120
Long-term assets
Property and equipment, net	8,614	1,047
Right-of-use lease assets, net	6,256	426
Goodwill	49,860	6,336
Intangible assets, net	22,768	7,038
Investments in unconsolidated companies	-	75
Note receivable, long-term	1,105	1,360
SAFE investment	1,000	-
Other long-term assets	127	-
Total long-term assets	89,730	16,282
Total assets	$132,648	$40,402
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,492	$1,772
Notes payable, current portion	994	-
Loan payable, current portion	911	517
Lease liability, short-term	101	253
Contract liabilities	2,738	1,126
Other current liabilities	3,478	2,126
Current liabilities of discontinued operations	129	124
Total current liabilities	14,843	5,918
Long-term Liabilities
Notes payable, long-term	-	980
Loan payable, long-term	46	469
Lease liability, long-term	9,994	188
Contract liabilities, long-term	978	958
Deferred tax liability, long-term	34	24
Long-term liabilities of discontinued operations	-	5
Total long-term liabilities	11,052	2,624
Total liabilities	25,895	8,542
Series A Cumulative Convertible Redeemable Preferred stock, $0.0001 par value; authorized: 505,000 shares authorized at September 30, 2021 and December 31, 2020; issued and outstanding; 0 and 502,327 shares issued and outstanding at September 30, 2021 and December 31, 2020	-	6,669
Commitments and contingencies
Stockholders' equity
Common stock, $0.0001 par value; authorized; 100,000,000 shares; issued: 43,948,281, shares at September 30, 2021 and 33,013,271 at December 31, 2020; outstanding: 43,967,642 shares at September 30, 2021 and 33,013,271 at December 31, 2020	4	3
Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of September 30, 2021 and December 31, 2020, respectively	-	-
Series B Cumulative Convertible Preferred stock, 0.0001 par value; authorized: 240,861 shares authorized at September 30, 2021 and December 31, 2020; issued and outstanding; 0 and 240,861 shares issued and outstanding at September 30, 2021 and December 31, 2020	-	-
Treasury stock, 19,361 and 0 shares as of September 30, 2021 and December 31, 2020, respectively	(319)	-
Additional paid-in capital	169,944	68,238
Accumulated other comprehensive income	6	-
Accumulated deficit	(62,882)	(43,050)
Total stockholders equity	106,753	25,191
Total liabilities and stockholders equity	$132,648	$40,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share amounts)

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
Revenue	$2,615	$2,126	$11,105	$6,399
Cost of revenue, excluding depreciation and amortization	1,402	979	4,705	2,745

Operating expenses:
General and administrative expenses	6,813	2,676	16,094	7,518
Selling and marketing expenses	1,125	560	3,044	1,356
Research and development expenses	2,000	781	4,741	2,143
Depreciation and amortization	930	497	2,169	1,386
Operating expenses	10,868	4,514	26,048	12,403

Loss from operations	(9,655)	(3,367)	(19,648)	(8,749)
Other income (expense):
Loss on extinguishment of debt	-	(3,081)	-	(3,281)
Interest expense	(21)	(218)	(72)	(2,468)
Gain on the sale of business	-	-	-	3,631
Other income	66	6	103	27
Total other income (expense)	45	(3,293)	31	(2,091)
Loss before income taxes	(9,610)	(6,660)	(19,617)	(10,840)
Income tax provision	(3)	(7)	(10)	(20)
Equity in loss of investee	-	-	(150)	-
Net loss from continuing operations	(9,613)	(6,667)	(19,777)	(10,860)
Net loss from discontinued operations	-	(2)	(4)	(215)
Net loss	(9,613)	(6,669)	(19,781)	(11,075)
Comprehensive loss:
Net loss from continuing operations	(9,613)	(6,667)	(19,777)	(10,860)
Change in unrealized gain on short-term investments	3	-	6	-
Total comprehensive loss from continuing operations	(9,610)	(6,667)	(19,771)	(10,860)
Total comprehensive loss	$(9,610)	$(6,669)	$(19,775)	$(11,075)
Loss per common share from continuing operations - basic and diluted	(0.23)	(0.26)	(0.52)	(0.52)
Loss per common share discontinued operations - basic and diluted	0.00	(0.00)	(0.00)	(0.01)
Loss per common share - basic and diluted	$(0.23)	$(0.26)	$(0.52)	$(0.53)

Weighted average shares outstanding
Basic and diluted	41,938,863	26,907,069	38,357,167	22,781,807

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands, except share amounts)

(Unaudited)

	Shares of Common Stock	Common Stock	Shares of Treasury Stock	Treasury Stock at Cost	Shares of Series B Preferred Stock	Series B Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders Equity (Deficit)
Balance as of June 30, 2021	41,012,766	$4	(19,361)	$(319)	-	$-	$148,754	$3	$(53,269)	$95,173
Stock-based compensation	-	-	-	-	-	-	694	-	-	694
Exercise of warrants related to series A preferred stock	1,213	-	-	-	-	-	1	-	-	1
Shares issued as part of the Waycare Acquisition	2,784,474	-	-	-	-	-	20,287	-	-	20,287
Issuance upon exercise of stock options	130,380	-	-	-	-	-	208	-	-	208
Issuance upon vesting of restricted stock units	19,448	-	-	-	-	-	-	-	-	-
Change in unrealized gain on short-term investments	-	-	-	-	-	-	-	3	-	3
Net loss	-	-	-	-	-	-	-	-	(9,613)	(9,613)
Balance as of September 30, 2021	43,948,281	$4	(19,361)	$(319)	-	$-	$169,944	$6	$(62,882)	$106,753

Balance as of June 30, 2020	22,942,546	$2	-	$-	240,861	$-	$22,180	$-	$(33,044)	$(10,862)
Stock-based compensation	-	-	-	-	-	-	202	-	-	202
Issuance of common stock pursuant to Exchange Agreement	4,349,497	-	-	-	-	-	17,325	-	-	17,325
Exercise of cashless warrants in exchange for common stock	171,522	-	-	-	-	-	-	-	-	-
Exercise of warrants in exchange for common stock	625,000	-	-	-	-	-	463	-	-	463
Issuance of common stock pursuant to at the market offering, net	4,677,595	1	-	-	-	-	27,752	-	-	27,753
Exercise of warrants related to series A preferred stock	16,214	-	-	-	-	-	17	-	-	17
Issuance upon exercise of stock options	129,480	-	-	-	-	-	398	-	-	398
Preferred stock dividends	-	-	-	-	-	-	-	-	(115)	(115)
Accretion of Series A preferred stock	-	-	-	-	-	-	(220)	-	-	(220)
Net loss	-	-	-	-	-	-	-	-	(6,669)	(6,669)
Balance as of September 30, 2020	32,911,854	$3	-	$-	240,861	$-	$68,117	$-	$(39,828)	$28,292

Balance as of December 31, 2020	33,013,271	$3	-	$-	240,861	$-	$68,238	$-	$(43,050)	$25,191
Stock-based compensation	-	-	-	-	-	-	2,600	-	-	2,600
Exercise of cashless warrants in exchange for common stock	62,921	-	-	-	-	-	-	-	-	-
Exercise of warrants in exchange for common stock	54,235	-	-	-	-	-	307	-	-	307
Exercise of warrants related to series A preferred stock	97,805	-	-	-	-	-	101	-	-	101
Public underwriting	6,126,939	1	-	-	-	-	70,124	-	-	70,125
Shares issued as part of the Waycare Acquisition	2,784,474	-	-	-	-	-	20,287	-	-	20,287
Conversion of series A preferred stock	899,174	-	-	-	-	-	7,775	-	-	7,775
Conversion of series B preferred stock	517,611	-	-	-	(240,861)	-	179	-	-	179
Issuance upon exercise of stock options	195,782	-	-	-	-	-	434	-	-	434
Issuance upon vesting of restricted stock units	196,069	-	-	-	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	-	-	(19,361)	(319)	-	-	-	-	-	(319)
Preferred stock dividends	-	-	-	-	-	-	-	-	(51)	(51)
Accretion of Series A preferred stock	-	-	-	-	-	-	(101)	-	-	(101)
Change in unrealized gain on short-term investments	-	-	-	-	-	-	-	6	-	6
Net loss	-	-	-	-	-	-	-	-	(19,781)	(19,781)
Balance as of September 30, 2021	43,948,281	$4	(19,361)	$(319)	-	$-	$169,944	$6	$(62,882)	$106,753

Balance as of December 31, 2019	21,595,653	$2	-	$-	240,861	$-	$19,371	$-	$(28,408)	$(9,035)
Stock-based compensation	-	-	-	-	-	-	539	-	-	539
Issuance of common stock pursuant to Exchange Agreement	4,349,497	-	-	-	-	-	17,325	-	-	17,325
Exercise of cashless warrants in exchange for common stock	214,740	-	-	-	-	-	-	-	-	-
Exercise of warrants in exchange for common stock	1,180,000	-	-	-	-	-	874	-	-	874
Issuance of common stock pursuant to at the market offering, net	5,216,562	1	-	-	-	-	29,929	-	-	29,930
Exercise of warrants related to series A preferred stock	74,177	-	-	-	-	-	77	-	-	77
Issuance upon exercise of stock options	281,225	-	-	-	-	-	640	-	-	640
Preferred stock dividends	-	-	-	-	-	-	-	-	(345)	(345)
Accretion of Series A preferred stock	-	-	-	-	-	-	(638)	-	-	(638)
Net loss	-	-	-	-	-	-	-	-	(11,075)	(11,075)
Balance as of September 30, 2020	32,911,854	$3	-	$-	240,861	$-	$68,117	$-	$(39,828)	$28,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net loss from continuing operations	$(19,777)	$(10,860)
Net loss from discontinued operations	(4)	(215)
Net loss	(19,781)	(11,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	24	36
Depreciation	431	270
Amortization of right-of-use lease asset	209	139
Provision for deferred taxes	10	-
Share-based compensation	2,600	539
Amortization of financing costs	14	653
Amortization of intangible assets	1,529	977
Loss due to change in value of equity investments	150	-
Unrealized gain on short-term investments	(6)	-
Loss on extinguishment of debt	-	3,281
Gain on sale of AOC Key Solutions	-	(2,619)
Gain on sale of TeamGlobal	-	(1,012)
Changes in operating assets and liabilities:
Accounts receivable	(936)	(226)
Inventory	(558)	(289)
Other current assets	(1,537)	(186)
Other long-term assets	(127)	-
Accounts payable and accrued expenses and other current liabilities	4,275	940
Contract liabilities	1,596	646
Lease liability	(218)	(149)
Net cash used in operating activities - continuing operations	(12,321)	(7,860)
Net cash used in by operating activities - discontinued operations	(4)	(3,884)
Net cash used in operating activities	(12,325)	(11,744)
Cash Flows from Investing Activities
Cash paid for Waycare acquisition, net	(40,699)	-
SAFE Investment	(1,000)	-
Capital expenditures	(1,618)	(544)
Proceeds from sale of AOC Key Solutions	-	3,400
Proceeds from sale of TeamGlobal	-	2,300
Investment in unconsolidated company	(75)	(75)
Net cash (used in) provided by investing activities - continuing operations	(43,392)	5,081
Cash Flows from Financing Activities
Proceeds from public offering	70,125	-
Proceeds from PPP loans	-	874
Payment of notes payable	(29)	-
Proceeds from notes receivable	255	600
Payment of stock issuance costs associated with the Note Exchange transaction	-	(73)
Repayments of notes payable	-	(7,266)
Net proceeds from exercise of options	434	640
Net proceeds from exercise of warrants	307	874
Net proceeds from exercise of warrants associated with the Series A Preferred Stock	101	77
Net proceeds from at-the-market agreement	-	29,930
Repurchases of common stock	(319)	-
Payment of debt modification costs	-	(300)
Net cash provided by financing activities - continuing operations	70,874	25,356
Net provided by financing activities - discontinued operations	-	4,171
Net cash provided by financing activities	70,874	29,527
Net increase in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	15,161	22,577
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents - discontinued operations	(4)	287
Net increase in cash, cash equivalents and restricted cash and cash equivalents	15,157	22,864
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	21,009	1,866
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$36,166	$24,730

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of period - continuing operations	$35,102	$24,154
Restricted cash and cash equivalents at end of period - continuing operations	1,063	573
Cash and cash equivalents at end of period - discontinued operations	1	3
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$36,166	$24,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed consolidated interim financial statements of Rekor Systems, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial position as of September 30, 2021, the unaudited condensed consolidated results of operations, unaudited condensed consolidated statements of shareholders’ equity (deficit) and unaudited condensed consolidated statements of cash flows for the three and nine month periods ended September 30, 2021 and 2020.

On August 18, 2021, the Company completed its acquisition of Waycare Technologies Ltd. (“Waycare”) by acquiring 100% of the issued and outstanding capital stock of Waycare, which is now a wholly owned subsidiary of the Company. Since the acquisition of Waycare occurred on August 18, 2021, the results of operations for Waycare from the date of acquisition have been included in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2021.

The financial data and other information disclosed in these notes are unaudited. The results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation. Beginning in the third quarter of 2021, depreciation and amortization is presented separately from cost of revenue, general and administrative expenses, selling and marketing expenses and research and development expenses on the unaudited condensed consolidated statements of operations, whereas in prior periods these amounts were included together with the aforementioned financial statement captions. Additionally, as of September 30, 2021, the Company began to present other current liabilities separately from accounts payable and accrued expenses. Other current liabilities primarily consist of payroll and payroll related accounts. Amounts for the three and nine month period ending September 30, 2020 and the period ended December 31, 2020, have been reclassified to conform to the current year’s presentation.

Dollar amounts, except per share data, in the notes to these unaudited condensed consolidated financial statements are rounded to the closest $1,000.

Rekor is a provider of roadway intelligence through intelligent infrastructure. The Company delivers integrated solutions, actionable insights, and predictions that increase roadway safety with its disruptive technology. With a global footprint across 65 countries, the Company provides actionable and real-time insights to commercial clients, as well as government entities. Rekor’s capabilities appeal to businesses and governmental entities in solving a wide variety of real-world mobility and infrastructure-related operational challenges. Currently, customers use the Company’s solutions for a multitude of applications, including roadway safety and incident management, traffic and infrastructure analytics, sustainability and green initiatives, public safety and contactless compliance.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the extensive use of management’s estimates. Management uses estimates and assumptions in preparing consolidated financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. Actual amounts may differ from these estimates. On an on-going basis, the Company evaluates its estimates, including those related to the collectability of accounts receivable, the fair value of intangible assets, the fair value of debt and equity instruments, income taxes and determination of standalone selling prices in contracts with customers that contain multiple performance obligations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Reclassifications

Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation. Beginning in the third quarter of 2021, depreciation and amortization is presented separately from cost of revenue, general and administrative expenses, selling and marketing expenses and research and development expenses on the unaudited condensed consolidated statements of operations, whereas in prior periods these amounts were included together with the aforementioned financial statement captions. Additionally, as of September 30, 2021, the Company began to present other current liabilities separately from accounts payable and accrued expenses. Other current liabilities primarily consist of payroll and payroll related accounts. Amounts for the three and nine month period ending September 30, 2020 and the period ended December 31, 2020, have been reclassified to conform to the current year’s presentation.

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

The Company has generated losses since its inception and has relied on cash on hand, external bank lines of credit, the sale of a note, proceeds from the sale of common stock, proceeds from the private sale of the Company’s non-core subsidiaries, proceeds from note receivables, debt financings and a public offering of its common stock to support cashflow from operations. The Company attributes losses to non-capital expenditures related to the scaling of existing products, development of new products and service offerings and marketing efforts associated with these products and services. As of and for the nine months ended September 30, 2021, the Company had working capital of $28,203,000 and a comprehensive loss from continuing operations of $19,771,000.

The Company’s cash increased by $15,157,000 for the nine months ended September 30, 2021 primarily due to the net proceeds of $70,125,000 from the completion of the Public Offering (see NOTE 10 - STOCKHOLDERS’ EQUITY for details on the Public Offering). This amount was offset by the net cash outlay of $40,699,000 in connection with the acquisition of Waycare (see NOTE 2 – ACQUISITIONS for details on the Waycare acquisition).

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

Goodwill

The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. The Company will assess goodwill for impairment annually, or more often if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. As if September 30, 2021 the Company has not completed its annual impairment assessment. During the nine months ended September 30, 2021 and 2020, we have not recognized any impairment to goodwill from continuing operations.

Equity Method Investments

Investments in the common stock of entities other than the Company’s consolidated subsidiaries are accounted for under the equity method in accordance with the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 323, Investments – Equity Method and Joint Ventures. Under the equity method, the initial investment is recorded at cost and the investment is subsequently adjusted for its proportionate share of earnings or losses, including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets. The difference between the carrying amount of the investment and the underlying equity in net assets is primarily attributable to goodwill and other intangible assets. When the fair value or income information is not readily determinable, the Company has elected to apply the measurement alternative, and report the investment at cost, less impairment.

Treasury Stock

Treasury stock is recorded at acquisition cost. Upon disposition of treasury shares gains and losses are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

Fair Value of Financial Instruments

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, restricted cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value as of September 30, 2021 and December 31, 2020, because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt and long-term receivables approximates fair value as of September 30, 2021 and December 31, 2020, given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

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

The Company considers its note receivable and Simple Agreement for Future Equity (“SAFE”) investment to be Level 3 investments and that the fair value approximates the carrying value.

There were no changes in levels during the nine months ended September 30, 2021.

Note Receivables

In connection with the sale of TeamGlobal in June 2020, the Company received a $1,700,000, five and a half year promissory note due December 2025, that carries an interest rate of 4.0% and is secured by a first priority security interest in the shares of TeamGlobal. Monthly principal payments on the promissory note began in January 2021. Based on general market conditions, the security interest held by the Company and the credit quality of the buyer at the time of the sale, the Company determined that the fixed interest rate approximates current market rates.

Interest income recognized for the three and nine months ended September 30, 2021 was $15,000 and $48,000, respectively, and is included as part of other income on the unaudited condensed consolidated statements of operations. Interest income recognized for the three and nine months ended September 30, 2020 was $19,000 and $31,000, respectively.

Revenue Recognition

The Company derives its revenues primarily from Software as a Service (“SaaS”), subscriptions, customer support services, contactless compliance solutions, implementation services, perpetual license sales and the sale of hardware in connection with its software solutions. Revenue is recognized upon transfer of control of promised products and services to the Company’s customers, in an amount that reflects the consideration the Company expects to receive in exchange for those products and services.

The Company determines the amount of revenue to be recognized through application of the following steps:

●	Identification of the contract, or contracts, with a customer

●	Identification of the performance obligations in the contract

●	Determination of the transaction price

●	Allocation of the transaction price to the performance obligations in the contract

●	Recognition of revenue when, or as, performance obligations are satisfied

The following table presents a summary of revenue (dollars in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
Recurring revenue	$1,233	$964	$3,142	$2,876
Product and service revenue	1,382	1,162	7,963	3,523
Total revenue	$2,615	$2,126	$11,105	$6,399

Revenues

Recurring revenue

Recurring revenue is defined as the Company’s SaaS revenue, licensing and subscription revenue, eCommerce revenue, and customer support revenue. The Company generates recurring revenue from contracts with customers that include fixed recurring revenue or contracts that are automatically invoiced on a monthly basis. The Company’s recurring revenue is driven by the Company’s go-to-market model, which includes a combination of direct sales, partner-assisted sales, and eCommerce sales.

SaaS revenue represents software products and solutions that provide customers with the right to access the Company’s solutions for a fee. These services are made available to the customer continuously throughout the contractual period. However, the extent to which the customer uses the services may vary at the customer’s discretion. The Company's contracts with customers are generally for a term of one to five years. The payment for SaaS solutions may be received either at the inception of the arrangement or over the term of the arrangement. These SaaS solutions are considered to have a single performance obligation where the customer simultaneously receives and consumes the benefit, and as such we recognize revenue for these solutions ratably over the term of the contractual agreement.

Subscription revenue includes providing, through a web server, access to the Company’s proprietary vehicle recognition software, a self-managed database, and a powerful cross-platform application programming interface. The subscription arrangements with customers typically do not provide the customer with the right to take possession of the Company’s software at any time. Instead, customers are granted continuous access to the Company’s software or services over the contractual period. The Company’s subscription services arrangements are non-cancelable and do not contain refund-type provisions. Accordingly, the fixed consideration related to recurring revenue is generally recognized on a straight-line basis over the contract term beginning on the date access to the Company’s software is provided.

eCommerce revenue is defined by the Company as revenue obtained through direct sales on the Company’s eCommerce platform. The Company’s eCommerce revenue generally includes subscriptions to the Company’s vehicle recognition software which can be purchased online. The Company's contracts with customers are generally for a term of one month with an automatic renewal each month. The Company invoices and receives fees from its customers monthly.

Customer support revenue is associated with perpetual and subscription arrangements. As customer support is not critical to the customers' ability to derive benefit from their right to use the Company’s software, customer support is considered a distinct performance obligation when sold together with software. Customer support consists primarily of technical support. Customer support for perpetual and term licenses is renewable, generally on an annual basis, at the option of the customer. Customer support for subscription licenses is renewable concurrently with such licenses for the same duration of time. The Company’s customer support team is ready to provide these maintenance services, as needed, to the customer during the contract term. The customer benefits evenly throughout the contract period from the guarantee that the customer support resources and personnel will be available to them. Revenue for customer support is recognized ratably over the contract period based on the start and end dates of the maintenance term, in line with how the Company believes services are provided.

Product and service revenue

Product and service revenue is defined as the Company’s contactless compliance revenue, implementation revenue, perpetual license sales and hardware sales.

Contactless compliance solutions revenues reflect arrangements to provide traffic safety systems to several municipalities in North America. These systems include hardware that identifies red light and school safety zone traffic violations and software that captures and records forensic images and analyzes the images to provide data and supports citation management services. In the first quarter of 2021, the Company launched a new service offering for the State of Oklahoma to support its Uninsured Vehicle Enforcement Diversion (“UVED”) Program. Rekor provides hardware, software and services to identify uninsured motor vehicles, notify owners of non-compliance and assist them in obtaining the required insurance as an alternative to traditional enforcement methods. Revenue is recognized monthly based on the number of citations collected by the relevant municipality.

Implementation revenue is incurred when the Company provides pilot programs to customers. Pilot programs may involve a one-time fee for a defined period in which the customer can use the Company’s software in connection with a previously installed camera network or connected vehicle data. At the end of the pilot program, the customer can convert from a pilot program to a subscription model which has a typical term between one and five years. The Company’s pilot program revenue is recognized at various stages of completion.

In addition to the recurring software sales, the Company will recognize revenue related to the sale of perpetual software licenses. The Company sells perpetual licenses which provide customers the right to use software for an indefinite period in exchange for a one-time license fee, which is generally paid at contract inception. The Company’s perpetual licenses provide a right to use intellectual property (“IP”) that is functional in nature and have significant stand-alone functionality. Accordingly, for perpetual licenses of functional IP, revenue is recognized at the point-in-time when the customer has access to the software, which normally occurs once software activation keys have been made available to the customer.

The Company generates revenue through the sale of hardware through its partner program distribution channels. The Company satisfies its performance obligation upon the transfer of control of hardware to its customers. The Company invoices end-user customers upon transfer of control of the hardware to its customers. The Company offers hardware installment to customers which ranges from one to six months. The revenue related to the installation component is recognized at various stages of completion.

Revenue by Customer Type

The following table presents a summary of revenue by customer type (dollars in thousands):

	Three Months ended June 30,		Six Months ended June 30,
	2021	2020	2021	2020
Government customers	$1,548	$1,254	$4,186	$4,047
Commercial customers	1,067	872	6,919	2,352
Total revenue	$2,615	$2,126	$11,105	$6,399

Performance obligations

The Company contracts with customers in a variety of ways, including contracts that obligate the Company to provide services over time. Some contracts include performance obligations for several distinct services. For those contracts that have multiple distinct performance obligations, the Company allocates the total transaction price to each performance obligation based on its relative standalone selling price, which is determined based on the Company’s overall pricing objectives, taking into consideration market conditions and other factors. This may result in a deferral or acceleration of revenue recognized relative to cash received for each distinct performance obligation. When the Company recognizes revenue due to the sale of hardware or perpetual software licenses, the impact on the overall unsatisfied performance obligations is relatively small as the Company satisfies most of its performance obligations at the point in time that the control of the hardware or software has transferred to the customer.

Where performance obligations for a contract with a customer are not yet satisfied or have only been partially satisfied as of a particular date, the unsatisfied portion is to be recognized as revenue in the future. As of September 30, 2021, the Company had approximately $23,845,000 of remaining performance obligations not yet satisfied or partially satisfied. The Company expects to recognize approximately 36.0% of this amount as revenue over the succeeding twelve months, and the remainder is expected to be recognized over the next two to four years thereafter.

Unbilled accounts receivable

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled accounts receivables, and contract liabilities on the unaudited condensed consolidated balance sheets. Billed and unbilled accounts receivable are presented as part of accounts receivable, net, on the unaudited condensed consolidated balance sheets. When billing occurs after services have been provided, such unbilled amounts will generally be billed and collected within 60 to 120 days, but typically no longer than over the next twelve months. Unbilled accounts receivables of $425,000 and $600,000 were included in accounts receivable, net, in the unaudited condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.

Contract liabilities

When the Company advance bills clients prior to providing services, generally such amounts will be earned and recognized in revenue within the next nine months to five years, depending on the subscription or licensing period. These assets and liabilities are reported on the unaudited condensed consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the nine months ended September 30, 2021 were not materially impacted by any other factors. Contract liabilities as of September 30, 2021 and December 31, 2020 were $3,716,000 and $2,084,000, respectively. During the nine months ended September 30, 2021, $920,000 of the contract liabilities balance as of December 31, 2020 was recognized as revenue.

The services due for contract liabilities described above are shown below as of September 30, 2021 (dollars in thousands):

2021	$1,068
2022	1,839
2023	474
2024	234
2025	82
Thereafter	19
Total	$3,716

Costs to Obtain and Fulfill a Contract

Practical Expedients Election ‒ Costs to Obtain and Fulfill a Contract ‒ The Company’s incremental costs to obtain a contract consist of sales commissions. The Company elected to use the practical expedient election to expense costs to obtain a contract as incurred when the amortization period would have been one year or less.

In connection with the Company’s services for Oklahoma’s UVED program, the Company installs hardware and software at no additional charge to the end customer. The costs associated with the hardware and software installations are expected to be recouped by the Company over the course of the estimated contract period and thus are capitalized as a cost to fulfill a customer contract and amortized over the estimated contract period. As of September 30, 2021 the Company has capitalized $218,000 of such fulfillment costs, of which $196,000 are presented as part of property and equipment, net in the unaudited condensed consolidated balance sheets. As of December 31, 2020 costs incurred to fulfill contracts in excess of one year had been immaterial.

Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents

The Company considers all highly liquid debt instruments, including U.S. Treasury Bills purchased with a maturity of three months or less, to be cash equivalents.

Cash subject to contractual restrictions and not readily available for use is classified as restricted cash and cash equivalents. The Company’s restricted cash balances are primarily made up of cash collected on behalf of certain client jurisdictions. Restricted cash and cash equivalents for these client jurisdictions as of September 30, 2021 and December 31, 2020 were $1,063,000 and $412,000, respectively, and correspond to equal amounts of related accounts payable and are presented as part of accounts payable and accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

Concentrations of Credit Risk

The Company deposits its temporary cash investments with highly rated quality financial institutions that are located in the United States and Israel. The United States deposits are federally insured up to $250,000 per account. As of September 30, 2021 the Company had deposits from continuing operations totaling $36,165,000 in three U.S. institutions and one Israeli financial institution. As of December 31, 2020 the Company had deposits from continuing operations totaling $21,007,000 in one U.S. financial institution.

The Company has a market concentration of revenue and accounts receivable from continuing operations related to its customer base.

Customer A accounted for less than 10.0% of the Company’s total revenues for the three months ended September 30, 2021 and 2020, respectively. Customer A accounted for 19.0% and less than 10.0% of the Company’s total revenues for the nine months ended September 30, 2021 and 2020, respectively.

Customer B accounted for less than 10.0% of the Company’s total revenues for the three months ended September 30, 2021 and 2020, respectively. Customer B accounted for 13.0% and less than 10.0% of the Company’s total revenues for the nine months ended September 30, 2021 and 2020, respectively.

Customer C accounted for less than 10.0% and 17.0% of the Company’s total revenues for the three months ended September 30, 2021 and 2020, respectively. Customer C accounted for less than 10.0% and 20.0% of the Company’s total revenues for the nine months ended September 30, 2021 and 2020, respectively.

Customer E accounted for 13.0% and less than 10.0% of the Company’s total revenues for the three months ended September 30, 2021 and 2020, respectively. Customer E accounted for less than 10.0% of the Company’s total revenues for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021, accounts receivable from Company A and Company D totaled 18.0% and 14.0% of the unaudited condensed consolidated accounts receivable balance. As of December 31, 2020, Company A and Company B accounted for 43.0% and 20.0%, respectively, of the unaudited condensed consolidated accounts receivable balance.

No other single customer accounted for more than 10.0% of the Company’s unaudited condensed consolidated revenues for the three and nine months ended September 30, 2021 and 2020 or the unaudited condensed consolidated accounts receivable balance as of September 30, 2021 and December 31, 2020.

Significant Accounting Policies

Additional significant accounting policies of the Company are also described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

New Accounting Pronouncements Effective in the Nine months ended September 30, 2021

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

The Company does not believe that any recently issued, but not yet effective, accounting standards, other than the standards discussed above, could have a material effect on the accompanying unaudited condensed consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 2 – ACQUISITIONS

On August 18, 2021, the Company completed its acquisition of Waycare by acquiring 100.0% of the issued and outstanding capital stock of Waycare. The aggregate purchase price for the shares of Waycare was $61,100,000, less the amount of Waycare’s debt and certain transaction expenses and subject to a customary working capital adjustment. The purchase price was comprised of $40,813,000 of cash and 2,784,474 shares of the Company’s common stock, valued at $20,287,000. As a result of the transaction, Waycare has become a wholly-owned subsidiary of the Company.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date. Since the acquisition of Waycare occurred on August 18, 2021, the results of operations for Waycare from the date of acquisition have been included in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2021. The table below shows the breakdown related to the preliminary purchase price allocation for the acquisition (dollars in thousands):

Cash paid	$40,813
Common stock issued	20,287
Total consideration	$61,100
Assets
Cash and cash equivalents	$25
Restricted cash and cash equivalents	89
Accounts receivable	472
Other current assets	150
Property and equipment	72
Acquired technology	17,255
Total assets acquired	18,063
Liabilities
Accounts payable and accrued expenses	451
Contract liabilities	36
Total liabilities assumed	487
Fair value of identifiable net assets acquired	17,576
Goodwill	$43,524

The technology acquired by the Company as part of the acquisition has an estimated useful life of seven years and presented as part of intangible assets, net on the unaudited condensed consolidated balance sheets.

During the three and nine months ended September 30, 2021, $260,000 of revenue was attributed to Waycare, which was reported in the consolidated income statement.

Operations of Combined Entities

The following unaudited pro forma combined financial information gives effect to the acquisition of Waycare as if it was consummated as of January 1, 2020. This unaudited pro forma financial information is presented for information purposes only and is not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2020 (the beginning of the earliest period presented) or to project potential operating results as of any future date or for any future periods.

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands except for per share data)		(Dollars in thousands except for per share data)
Total revenue from continuing operations	$2,834	$2,499	$13,050	$7,491
Net loss from continuing operations	(10,186)	(4,347)	(21,629)	(11,840)
Basic and diluted loss per share continuing operations	$(0.23)	$(0.27)	$(0.54)	$(0.59)
Basic and diluted number of shares	44,723,337	29,691,543	41,141,641	25,566,281

NOTE 3 – INVESTMENTS

Investments in Unconsolidated Companies

In February 2017, the Company contributed substantially all of the assets and certain liabilities related to its vehicle services business to Global Public Safety (the “GPS Closing”). After the GPS Closing, the Company continues to own 19.9% of the units of Global Public Safety. This equity investment does not have a readily determinable fair value and the Company reports this investment at cost, less impairment. As of September 30, 2021 and December 31, 2020 the investment in Global Public Safety had a value of $0.

In June 2020, the Company announced a joint venture in which the Company would have a 50 percent equity interest in Roker Inc. (“Roker”). In the third quarter of 2020 and the first quarter of 2021, the Company contributed $75,000 for its 50 percent equity interest for a total investment of $150,000. This investment is accounted for under the equity method. During the three and nine months ended September 30, 2021, the Company recognized a loss in its unconsolidated investments of $0 and $150,000, respectively.

The carrying amount of the Company’s investments are included as part of investments in unconsolidated companies in the unaudited condensed consolidated balance sheets. There were no distributions or earnings received from either investment in the three or nine months ended September 30, 2021 and 2020.

Roker SAFE

In April 2021, in exchange for $1,000,000 the Company entered into a SAFE with Roker (the “Roker SAFE”). The Roker SAFE allows the Company to participate in future equity financings of Roker, through a share-settled redemption of the amount invested (such notional being the “invested amount”). Alternatively, upon the occurrence of a change of control or an initial public offering (other than a qualified financing), the Company has the option to receive either (i) cash payment equal to the invested amount under the SAFE, or (ii) a number of shares of common stock equal to the invested amount divided by the liquidity price set forth in the Roker SAFE. The Company’s investment in the Roker SAFE is recorded on the cost method of accounting and included under SAFE investment on the unaudited condensed consolidated balance sheets and is shown as long-term, as it is not readily convertible into cash. If the Company identifies factors that may be indicative of impairment the Company will review the investment for impairment.

NOTE 4 – DISCONTINUED OPERATIONS

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

Subject to the terms and conditions of the TeamGlobal Purchase Agreement, the TeamGlobal Buyer agreed to purchase all of the outstanding equity interests of TeamGlobal for a purchase price of $4,000,000, comprising (i) an aggregate of $2,300,000 in cash, and (ii) a secured promissory note (the “Secured Note”) in the initial principal amount of $1,700,000, with such Secured Note secured by a Pledge and Security Agreement with respect to all the outstanding shares of TeamGlobal being acquired by the TeamGlobal Buyer.

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

Pursuant to ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations from TeamGlobal, AOC Key Solutions and Firestorm for the three and nine months ended September 30, 2021 and 2020 have been classified as discontinued operations and presented as part of loss from discontinued operations in the accompanying unaudited condensed consolidated statements of operations presented herein. The assets and liabilities also have been classified as discontinued operations under the line captions of current and long term assets discontinued operations and current and long term liabilities discontinued operations in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.

The assets and liabilities classified as discontinued operations in the Company’s unaudited condensed consolidated financial statements as of September 30, 2021 and December 31, 2020 are shown below (dollars in thousands):

	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$1	$2
Current assets of discontinued operations	1	2
Total assets of discontinued operations	$1	$2
LIABILITIES
Accounts payable and accrued expenses	$30	$31
Lease liability, short term	99	93
Current liabilities of discontinued operations	129	124
Lease liability, long term	-	5
Long-term liabilities of discontinued operations	-	5
Total liabilities of discontinued operations	$129	$129

The major components of the discontinued operations, net of tax, are presented in the unaudited condensed consolidated statements of operations below (dollars in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
	Firestorm	Firestorm	Firestorm	Global	AOC Key Solutions	Firestorm	Total
Revenue	$-	$-	$-	$10,510	$3,392	$5	$13,907
Cost of revenue	-	-	-	9,190	1,866	-	11,056
Gross profit	-	-	-	1,320	1,526	5	2,851
Operating expenses:
General and administrative expenses	-	2	-	1,341	1,284	(2)	2,623
Selling and marketing expenses	-	-	4	79	131	-	210
Operating expenses	-	2	4	1,420	1,415	(2)	2,833
Income loss income from operations	-	(2)	(4)	(100)	111	7	18
Other (income) expense:
Interest expense	-	-	-	(166)	(74)	-	(240)
Other expense (income)	-	-	-	5	2	-	7
Total other (income) expense	-	-	-	(161)	(72)	-	(233)
Net income (loss) from discontinued operations	$-	$(2)	$(4)	$(261)	$39	$7	$(215)

NOTE 5 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended September 30, 2021 and 2020 were as follows (dollars in thousands):

	Nine Months ended September 30,
	2021	2020
Cash paid for interest - continuing operations	$-	$1,211
Note received as part of TeamGlobal Sale	-	1,700
Paid-in-kind interest transferred from accrued interest to the principal balance of the 2019 Promissory Notes	-	1,283
Increase in accounts payable and accrued expenses related to purchases of property and equipment	2,479	-
Fair market value of shares issued in connection with the acquisition of Waycare	20,287	-
Non-cash Note Exchange transaction
Exchange of accrued interest and stock issuance costs	-	(226)
Debt extinguishment costs	-	(2,484)
Exchange of the net principal balance of the 2019 Promissory Notes	-	(14,688)
Issuance of common stock	-	17,325
Cash impact of Note Exchange transaction	-	(73)
Financing activities:
Series A Cumulative Convertible Redeemable Preferred stock dividends included in accounts payable and accrued expenses, settled in common stock	(1,005)	-
Series A Cumulative Convertible Redeemable Preferred stock included in temporary equity, settled in common stock	(6,770)	-
Series B Cumulative Convertible Preferred stock dividends included in accounts payable and accrued expenses, settled in common stock	(179)	-
New Leases under ASC-842
Right-of-use lease asset	6,039	132
Lease incentive recognized in property and equipment, net	3,833	-
Lease liability	$(9,872)	$(132)

NOTE 6 – OPERATING LEASES

We have operating leases for office facilities in various locations throughout the United States and Israel. The Company’s leases have remaining terms of one to four years. Certain of the Company’s leases include options to extend the term of the lease or to terminate the lease prior to the end of the initial term. When it is reasonably certain that the Company will exercise the option, the Company will include the impact of the option in the lease term for purposes of determining total future lease payments.

Operating lease expense from continuing operations for the three months ended September 30, 2021 and 2020 was $105,000 and $72,000, and for the nine months ended September 30, 2021 and 2020 was $278,000 and $175,000, respectively, and is presented as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities from continuing operations was $245,000 and $168,000 for the nine months ended September 30, 2021 and 2020, respectively.

In the third quarter of 2021, the Company entered into a lease agreement for its new headquarters. As part of the lease agreement there were $3,833,000 in lease incentives provided to the Company which were used to update and the structure of the leased space and furnish the leased space.

Supplemental balance sheet information related to leases as of September 30, 2021 was as follows (dollars in thousands):

Operating lease right-of-use lease assets from continuing operations	$6,256

Current portion of lease liability	$101
Long-term portion of lease liability	9,994
Total lease liability from continuing operations	$10,095

Weighted average remaining lease term - operating leases from continuing operations	9.80

Weighted average discount rate - operating leases	9.0%

2021	$33
2022	525
2023	1,618
2024	1,579
2025	1,596
Thereafter	11,443
Total lease payments	$16,794
Less imputed interest	6,699
Maturities of lease liabilities	$10,095

NOTE 7 – INTANGIBLE ASSETS

Intangible Assets Subject to Amortization

The following summarizes the change in intangible assets from December 31, 2020 to September 30, 2021 (dollars in thousands):

	December 31, 2020	Additions	Amortization	September 30, 2021
Intangible assets subject to amortization from continuing operations
Customer relationships	$362	$-	$(25)	$337
Marketing related	159	-	(51)	108
Technology based	5,361	17,255	(1,089)	21,527
Internally capitalized software	1,156	4	(364)	796
Intangible assets subject to amortization from continuing operations	$7,038	$17,259	$(1,529)	$22,768

The following provides a breakdown of identifiable intangible assets as of September 30, 2021 (dollars in thousands):

	Customer Relationships	Marketing Related	Technology Based	Internally Capitalized Software	Total
Identifiable intangible assets	$461	$327	$24,465	$1,452	$26,705
Accumulated amortization	(124)	(219)	(2,938)	(656)	(3,937)
Identifiable intangible assets from continuing operations, net	$337	$108	$21,527	$796	$22,768

These intangible assets are being amortized on a straight-line basis over their estimated useful life. Amortization expense attributable to continuing operations for the three months ended September 30, 2021 and 2020 was $713,000 and $343,000, respectively, and for the nine months ended September 30, 2021 and 2020 was $1,529,000 and $977,000, respectively and is presented as part of depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations.

As of September 30, 2021, the estimated impact on continuing operations from annual amortization from intangible assets for each of the next five fiscal years and thereafter is as follows (dollars in thousands):

2021	$1,017
2022	4,008
2023	3,828
2024	3,525
2025	3,516
Thereafter	6,874
Total	$22,768

NOTE 8 – DEBT

Firestorm Notes

On January 25, 2017, pursuant to the terms of the Company’s acquisition of Firestorm, the Company issued $1,000,000 in the aggregate form of four unsecured, subordinated promissory notes with interest payable over five years. The principal amount of one of the notes payable is $500,000 payable at an interest rate of 2.0% and the remaining three notes are evenly divided over the remaining $500,000 and payable at an interest rate of 7.0%. The notes mature on January 25, 2022. The aggregate balance of these notes payable was $994,000 and $980,000, net of unamortized interest, as of September 30, 2021 and December 31, 2020, respectively, to reflect the amortized fair value of the notes issued due to the difference in interest rates of $6,000 and $20,000, respectively. The Company is not paying current interest on these notes and does not expect to pay principal due in January 2022 as the Company has requested rescission in connection with the Firestorm acquisition and is currently in litigation with the sellers (see NOTE 10- COMMITMENTS AND CONTINGENCIES)

Paycheck Protection Program Loan

On May 26, 2020, the Company entered into a loan agreement with Newtek Small Business Finance, LLC, which provides for a loan in the principal amount of $221,000 (the “Rekor PPP Loan”) pursuant to the Paycheck Protection Program under the CARES Act. The Rekor PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for nine months after the date of disbursement.

On June 3, 2020, the Company’s wholly owned subsidiary, Rekor Recognition Systems, Inc., entered into a loan agreement with Newtek Small Business Finance, LLC, which provides for a loan in the principal amount of $653,000 (the “Rekor Recognition PPP Loan”) pursuant to the Paycheck Protection Program under the CARES Act. The Rekor Recognition PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for nine months after the date of disbursement.

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

In October 2021, the Company was informed the Loans forgiveness was processed by the Small Business Administration (“SBA”) and the Company’s Loans have been fully forgiven. The Loans are now considered paid in full by SBA.

2019 Promissory Notes

On March 12, 2019, the Company entered into a note purchase agreement pursuant to which investors, including OpenALPR Technology, Inc. (the “2019 Lenders”) loaned $20,000,000 to the Company (the “2019 Promissory Notes”) and the Company issued to the 2019 Lenders warrants to purchase 2,500,000 shares of Rekor common stock (the “March 2019 Warrants”). The loan bore interest at 16% per annum, of which at least 10.0% per annum was required to be paid in cash. Any remaining interest accrued to be paid at maturity or earlier upon redemption. The notes also required a $1,000,000 exit fee due at maturity, or a premium if paid before the maturity date, and compliance with affirmative, negative and financial covenants, including a fixed charge coverage ratio and minimum liquidity and maximum capital expenditures covenants. Transaction costs included $403,000 for a work fee payable over 10 months, $290,000 in legal fees and a $200,000 closing fee. As of December 31, 2020, the Company had settled the full amount of the 2019 Promissory Notes. The loan was secured by a security interest in substantially all of the assets of Rekor. The March 2019 Warrants are exercisable over a period of five years, at an exercise price of $0.74 per share, and were valued at $706,000, at the time of issuance. The warrants became exercisable commencing March 12, 2019 and expire on March 12, 2024. The 2019 Promissory Notes had an effective interest rate of 24.87%.

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

Interest Expense

The following table presents the interest expense related to the contractual interest and the amortization of debt issuance costs for the Company’s debt arrangements (dollars in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
Contractual interest	$17	$176	$58	$1,815
Amortization of debt issuance costs	4	42	14	653
Total interest expense	$21	$218	$72	$2,468

Schedule of Principal Amounts Due of Debt

The principal amounts due for long-term notes payable are shown below as of September 30, 2021 (dollars in thousands):

2021	$489
2022	1,432
2023	36
Total	1,957

Less unamortized interest	(6)
Total notes payable	$1,951

Loan payable, current portion	$911
Loan payable, long-term	46
Notes payable, current portion	994
Total notes payable	$1,951

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

The Company established a valuation allowance against deferred tax assets during 2017 and has continued to maintain a full valuation allowance, outside of the deferred tax liability related to the indefinite lived intangible, through the three months ended September 30, 2021.

The Company files income tax returns in the United States and in various states. No U.S. Federal, state or foreign income tax audits were in process as of September 30, 2021.

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

For the nine months ended September 30, 2021 the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2017 through 2019 tax years remain subject to examination by the Internal Revenue Service.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

In 2020, the Firestorm Principals filed various suits in New York, Delaware and Virginia against directors and officers of the Company, alleging breach of fiduciary duty and libel. The defendants in the suits moved to dismiss the amended complaint. At this stage of these litigations, suits against two of the directors have been dismissed and one has been permitted to proceed. On September 28, 2021, the Court issued an order denying the motion to dismiss. On October 21, 2021, the Delaware Action defendants filed a motion for reconsideration of the Court’s September 28, 2021 order.

At this stage of these litigations, the Company is unable to render an opinion regarding the likelihood of a favorable outcome. The Company intends to continue vigorously litigating its claims against the Firestorm Principals and believes that the Firestorm Principals’ remaining counterclaims and suits against Rekor directors and officers are without merit.

On January 31, 2020, the Company’s wholly owned subsidiary, OpenALPR, filed a complaint in the US District Court for the Western District of Pennsylvania against a former customer, Plate Capture Solutions, Inc. (“PCS”) for breach of software license agreements pursuant to which software was licensed to PCS. On June 14, 2020, PCS filed its operative answer to the Complaint. On June 21, 2020, PCS filed a motion to join the Company and another entity, OpenALPR Technology, Inc., as parties to the litigation and made claims against them and counter claims against OpenALPR for defamation, fraud and intentional interference with existing and future business relationships. On July 13, 2020, OpenALPR filed an opposition to the motion for joinder. On November 23, 2020, the court denied PCS’s Motion for Joinder with prejudice. On August 30, 2021, OpenALPR and PCS filed a joint stipulation of dismissal with prejudice, and the court ordered dismissal of the case with prejudice on August 31, 2021. The Company considers this matter closed.

On September 18, 2020, Fordham Financial Management, Inc. (“Fordham”) commenced a lawsuit against the Company in the Supreme Court for the State of New York, New York County. Fordham alleges that the Company breached an underwriting agreement with Fordham. Fordham has brought claims for breach of contract, a declaratory judgment, and attorneys’ fees and expenses, and seeks damages. The Complaint was served on the Company on September 25, 2020. The Company issued a motion to dismiss counterclaims on June 23, 2021, Rekor’s opposition has been filed and Fordham’s reply will be due on August 19, 2021. The Court granted Fordham’s motion to dismiss Rekor’s counterclaims on October 21, 2021.

At this stage of the Fordham litigation, the Company is unable to render an opinion regarding the likelihood of a favorable outcome. However, the Company maintains that Fordham’s claims have no merit. To that end it intends to vigorously litigate this action.

In June 2021, a putative shareholder class action lawsuit (captioned Miller v. Rekor Systems, Inc. et al.) was filed in in the United States District Court for the District of Maryland, naming as defendants Rekor Systems, Inc. and certain of its officers. It alleges violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 related to Rekor’s automatic license plate recognition technology and uninsured vehicle enforcement diversion related business and seeks damages on behalf of shareowners who acquired Rekor stock between April 12, 2019 and May 25, 2021. In November 2021, the plaintiff filed an order of dismissal, seeking to voluntarily dismiss without prejudice the Lawsuit that it had filed against the Company and several of its executives.

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

NOTE 11 – STOCKHOLDERS’ EQUITY

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

Form S-3 Registration Statement

On September 13, 2021 the Company filed a Form S-3 Registration Statement SEC, using a “shelf” registration process. By using a shelf registration statement, the Company may sell securities from time to time and in one or more offerings up to a total dollar amount of $350,000,000.

Waycare Acquisition

In connection with the acquisition as described in NOTE 2 – ACQUISITIONS, the Company issued 2,784,474 shares of the Company’s common stock as part of the consideration.

Public Offering

On February 9, 2021, the Company issued and sold 6,126,939 shares of its common stock (which includes 799,166 shares of common stock sold pursuant to the exercise of an overallotment option) (the “Public Offering”). The net proceeds to the Company, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $70,125,000. The shares were sold pursuant to an underwriting agreement with B. Riley Securities, Inc. and Lake Street Capital Markets, LLC, as representatives of the several underwriters named therein under the Company’s shelf registration statement on Form S-3 (Registration Statement No. 333-224423) filed by the Company with the SEC that became effective on April 30, 2018. On February 4, 2021, a prospectus supplement and accompanying prospectus were filed with the SEC in connection with the offering and a related registration statement (File No. 333-252735) was filed pursuant to Rule 462(b) promulgated under the Securities Act.

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

Rekor adjusted the value of the Series A Preferred Stock to redemption value at the end of each reporting period. The adjustment to the redemption value was recorded through additional paid in capital of $0 and $220,000 for the three months ended September 30, 2021 and 2020, respectively, and $101,000 and $638,000 for the nine months ended September 30, 2021 and 2020, respectively.

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

Warrants

A summary of the warrant activity for the Company for the period ended September 30, 2021 is as follows:

	Series A Preferred Stock Warrants (1)	Firestorm Warrants (2)	Secure Education Warrants (3)	2018 Public Offering Warrants (4)	2019 Promissory Note Warrants (5)	Total
Active warrants January 1, 2021	141,789	631,254	66,666	4,886	68,750	913,345
Exercised warrants	(97,805)	-	(51,110)	(1,381)	(68,750)	(219,046)
Outstanding warrants September 30, 2021	43,984	631,254	15,556	3,505	-	694,299
Weighted average strike price of outstanding warrants	$1.03	$3.09	$6.06	$1.00	$-	$3.02
Shares of common stock issued during the three months ended September 30, 2021	97,805	-	51,110	1,280	64,766	214,961

27

(1)

As part of a Regulation A Offering in fiscal year 2016 and 2017, the Company issued warrants to the holders of Series A Preferred Stock (the “Series A Preferred Stock Warrants”). The exercise price for these warrants is $1.03. The expiration date of the Series A Preferred Stock Warrants is November 8, 2023.

(2)

As part of the acquisition of Firestorm on January 24, 2017, the Company issued warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $2.5744per share, and warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $3.6083 per share (the “Firestorm Warrants”). The expiration date of the Firestorm Warrants is January 24, 2022. The Company has rejected requests from the holders of the Firestorm Warrants to exercise them pending resolution of pending litigation (see NOTE - 10 COMMITMENTS AND CONTINGENCIES).

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

NOTE 12 – EQUITY INCENTIVE PLAN

In August 2017, the Company approved and adopted the 2017 Equity Award Plan (the “2017 Plan”) which replaced the 2016 Equity Award Plan (the “2016 Plan”). The 2017 Plan permits the granting of stock options, stock appreciation rights, restricted and unrestricted stock awards, phantom stock, performance awards and other stock-based awards for the purpose of attracting and retaining quality employees, directors and consultants. Maximum awards available under the 2017 Plan were initially set at 3,000,000 shares. In October 2021, the Company announced it had registered an additional 4,368,733 shares of its common stock available for issuance under the 2017 Plan.

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

Stock compensation expense related to stock options for the three months ended September 30, 2021 and 2020 was $30,000 and $63,000, respectively, and for the nine months ended September 30, 2021 and 2020 was $90,000 and $208,000, respectively, and is presented as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

A summary of stock option activity under the Company’s 2017 Plan for the period ended September 30, 2021 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding Balance at December 31, 2020	1,291,753	$1.44	7.57	$7,827
Exercised	(195,782)	2.24
Forfeited	(13,000)	0.90
Outstanding Balance at September 30, 2021	1,082,971	1.40	6.52	$10,313
Exercisable at September 30, 2021	887,806	$1.48	6.30	$8,472

As of September 30, 2021, there was $82,000 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan that will be recognized over a weighted average period of 0.69 years.

Restricted Stock Units

Stock compensation expense related to RSU’s for the three months ended September 30, 2021 and 2020 was $664,000 and $139,000, respectively, and for the nine months ended September 30, 2021 and 2020 was $2,510,000 and $331,000, respectively, and is presented as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Pursuant to the terms of the Waycare purchase agreement, the Company reserved for issuance to Waycare’s continuing employees an aggregate of 686,248 restricted stock units, which were issued on October 28, 2021 pursuant to the terms of the Company’s 2017 Equity Award Plan, as amended. The restricted stock units are subject to customary vesting schedules and are intended to incentivize the continued performance of Waycare’s employees.

A summary of RSU activity under the Company’s 2017 Plan for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Unit Price	Weighted Average Remaining Contractual Term (Years)
Outstanding Balance at December 31, 2020	479,984	$4.45	2.12
Granted	482,040	12.36	1.86
Vested	(215,430)	7.43
Forfeited	(93,940)	5.74
Outstanding Balance at September 30, 2021	652,654	$9.12	1.92

The grant date fair value is based on the estimated fair value of the Company’s common stock on the date of grant. All RSUs granted vest upon the satisfaction of a service-based vesting condition.

As of September 30, 2021, there was $4,552,000 of unrecognized stock compensation expense related to unvested RSUs granted under the 2017 Plan that will be recognized over an average remaining period of 1.92 years.

NOTE 13 – LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share:

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Basic and diluted loss per share
Net loss from continuing operations	$(9,613)	$(6,667)	$(19,777)	$(10,860)
Less: preferred stock accretion	-	(220)	(101)	(638)
Less: preferred stock dividends	-	(115)	(51)	(345)
Net loss attributable to shareholders from continuing operations	$(9,613)	$(7,002)	$(19,929)	$(11,843)
Net loss from discontinued operations	-	(2)	(4)	(215)
Net loss attributable to shareholders	$(9,613)	$(7,004)	$(19,933)	$(12,058)
Weighted average common shares outstanding - basic and diluted	41,938,863	26,907,069	38,357,167	22,781,807
Basic and diluted loss per share from continuing operations	$(0.23)	$(0.26)	$(0.52)	$(0.52)
Basic and diluted loss per share from discontinued operations	0.00	(0.00)	(0.00)	(0.01)
Basic and diluted loss per share	$(0.23)	$(0.26)	$(0.52)	$(0.53)
Common stock equivalents excluded due to anti-dilutive effect	2,429,924	4,134,979	2,429,924	4,134,979

As the Company had a net loss for the three and nine months ended September 30, 2021, the following 2,429,924 potentially dilutive securities were excluded from diluted loss per share: 694,299 for outstanding warrants, 1,082,971 related to outstanding options and 652,654 related to outstanding RSUs.

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

NOTE 14 – SUBSEQUENT EVENTS

Forgiveness of PPP Loans

In October 2021, the Company was informed the Loans, as described in NOTE 8 – DEBT, forgiveness was processed by the Small Business Administration (“SBA”) and the Company’s Loans have been fully forgiven. These Loans are now considered paid in full by SBA.

S-8 Amendment to the 2017 Plan

The Company previously filed a Registration Statement on Form S-8 (File No. 333-220864) with the SEC in connection with the registration of an aggregate of 3,000,000 shares of the Company’s common stock, to be issued under the 2017 Plan. Pursuant to General Instruction E of Form S-8, the Company filed a registration statement on Form S-8 solely to register an additional 4,368,733 shares of its common stock available for issuance under the 2017 Plan. This increase was approved by the Company’s Board of Directors on May 7, 2021, and by the Company’s stockholders on September 14, 2021 at the Company’s annual meeting.

Form S-3 Registration Statement Resale Shares

On October 29, 2021 the Company filed a prospectus related to the resale from time to time of up to 2,186,931 shares (the “Resale Shares”) of our common stock, by the selling stockholders in connection with the acquisition.

The Company issued the Resale Shares to the selling stockholders on August 18, 2021, as a portion of the purchase price consideration. The Company registered the Resale Shares on behalf of the selling stockholders pursuant to the Waycare purchase agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties including particularly statements regarding our future results of operations and financial position, business strategy, prospective products and services, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products and services. These statements involve uncertainties, such as known and unknown risks, and are dependent on other important factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements we express or imply. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties, and assumptions described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Reports for the quarter’s ended March 31, 2021 and June 30, 2021, entitled “Risk Factors” and elsewhere in this Quarterly Report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”) that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. We undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

●	significant risks, uncertainties and other considerations discussed in this report;

●	operating risks, including supply chain, equipment or system failures, cyber and other malicious attacks and other events that could affect the amounts and timing of revenues and expenses;

●	reputational risks affecting customer confidence or willingness to do business with us;

●	financial market conditions and the results of financing efforts;

●	our ability to successfully identify, integrate and complete acquisitions and dispositions, including the integration of the Waycare Acquisition;

●	our ability to access the public markets for debt or equity capital;

●

political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States (“U.S.”) and other countries in which we operate and, in particular, the impact of recent and future federal, state and local regulatory proceedings and changes, including legislative and regulatory initiatives associated with our products;

●	current and future litigation;

●	competition from other companies with an established position in the markets we have recently entered or are seeking to enter or from other companies who are seeking to enter markets we already serve;

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

31

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), our Quarterly Reports for the quarters ended March 31, 2021 and June 30, 2021 and any updates contained herein as well as those set forth in our reports and other filings made with the SEC.

General

Overview

Rekor Systems, Inc. develops innovative products and services for the intelligent infrastructure market and is working to drive the world to be safer, smarter, and more efficient. As a provider of comprehensive, continuous and real-time roadway intelligence, Rekor delivers integrated solutions, actionable insights and predictions that increase roadway safety, increase efficiency and better protect the environment. With a global footprint across 65 countries, we provide actionable and real-time insights to commercial clients, as well as government entities.

Our vision is to provide innovations that improve the lives, safety and well-being of people using AI and other advanced technologies. Our capabilities appeal to businesses and governmental entities in solving a wide variety of real-world mobility and infrastructure-related operational challenges. Using the latest technology that gathers and collates comprehensive data and transforms this data into actionable insights, the Company delivers useable solutions that empower smart cities and intelligent roadways. Our suite of solutions is seamless, easy to use, and can tie directly into customer workflows, providing value directly to users in their daily operations. Our products and services contribute to building environmentally friendly cities and roadways that leverage our insights to operate more efficiently and sustainably. Customers can operate our technology on existing systems or use our advanced sensors and third-party data to create a holistic view of the roadway and infrastructure. Currently, customers use our solutions for a variety of applications, including roadway safety and incident management, traffic and infrastructure analytics, sustainability and green initiatives, public safety and contactless compliance. We create safer communities by providing government agencies with the technology they need to effectively protect and serve their citizens and provide businesses with solutions to improve customer experience, enhance revenue, reduce operating costs and drive operational efficiency.

Rekor aggregates data using mobile and mounted optical sensors with on-device (“edge”) processing, as well as through the acquisition of data feeds from third party vendors such as connected vehicles, weather, construction, and traffic data. Our tech stack, with its open architecture, allows seamless integration with any Internet Protocol (“IP”) optical device, reducing our clients’ need to invest in legacy system upgrades and affording them the ability to gain additional value from existing infrastructure. Our advanced sensors use edge processing to capture, store, and process real-time data close to the source, allowing them to provide almost instant actionable insights from the roadway. We use artificial intelligence and machine learning to process the large amounts of information we capture and integrate and use it to provide tailored solutions to our clients. Our sophisticated and proprietary personally identifiable information (“PII”) filter de-identifies relevant data in an irreversible way so that it is incorporated into our intelligent infrastructure platform in full compliance with the security and privacy requirements of each end user. Authorized entities can also leverage our operational data to improve public safety and institute contactless compliance programs.

Rekor One™ is our single source platform for intelligent infrastructure. Rekor One provides government agencies with real-time roadway intelligence using cutting edge artificial intelligence and machine learning technology that can be significantly enhanced using our proprietary advanced sensors. The result is a powerful analytics platform that delivers a comprehensive picture of vehicles, traffic, incidents and more within a particular jurisdiction. Rekor One’s actionable insights improve operations, enable better informed decision making, and allow for more strategic allocation of resources. The solution is hardware and software agnostic, allowing for seamless integration without interrupting existing systems in place. Our platform was built to allow us to create custom applications for an array of use cases. Some use cases used today include:

•	Traffic and Congestion Forecasting
•	Cross-Agency Incident Management
•	Electric Vehicle Monitoring
•	Commercial Vehicle and Tonnage Monitoring
•	Environmental Impact
•	On-Demand Traffic View
•	Contactless Compliance
•	License Plate Recognition & Vehicle Recognition for Public Safety

Ultimately, we seek to deliver insights through an expanding software portfolio that not only addresses the challenges our customers are currently facing but also empowers them to effectively deal with their evolving challenges in the future.

Our vehicle recognition solution has the capability to analyze multi-spectral images and video streams using AI trained algorithms and concurrently extract license plate data by state or province from approximately 80 countries, together with the vehicle’s make, model, color, body type, and direction of travel. When combined with speed-optimized code, parallel processing capability and best-in-class hardware accessories, such as optical sensors and communications modules, the solution captures license plate data and vehicle characteristics at extremely high vehicle speeds with a high degree of accuracy. It is also able to effectively operate in unusually difficult conditions, such as low lighting, poor weather, extreme camera viewing angles, and obstructions.

Our incident management solution also uses artificial intelligence and machine learning to detect anomalies in regular traffic patterns. A jurisdiction will be broken down into sections of roadway that are then analyzed methodically by our platform. Historical incident information will be fed into the system from multiple sources. This data contains clues that the algorithm can use to identify when a roadway is most likely to exhibit high crash risk, is displaying irregular patterns of traffic, or there might be an incident on the road. Based on current variables at play and the knowledge the system has gained, our platform displays these insights on the live map for agencies to assess and respond to proactively. Each insight and its outcomes are used in the machine learning algorithms to improve the accuracy of our modeling.

It is with this advanced technology and breadth of use-cases across multiple industries that we seek to address issues of aging infrastructure, increasing traffic congestion, and depletion of natural resources, by providing customers with the ability to collect, analyze and communicate actionable roadway and community intelligence in an accurate, real-time, and cost-effective manner. We provide actionable and differentiated answers on a single platform that is built to serve multiple missions.

Our operations are conducted by our wholly owned subsidiary, Rekor Recognition Systems, Inc. (“Rekor Recognition”) and Waycare. In October 2020, we announced the launch of Rekor One™, an advanced platform that serves as a unifying source of roadway intelligence for multiple government agencies across cities, counties, and states. Rekor One™ next generation operating system purpose built for the intelligent infrastructure industry. Using patented AI and Machine learning, our operating system joins many disparate data points and transforms them into purpose-built solutions that provide a more complete picture of the roadway. This technology disrupts the 100-year-old intelligent transportation systems (“ITS”) legacy systems that exist today and brings real-time solutions to customers, all unified under a single platform that helps municipalities and businesses make the world safer, smarter, and more efficient.

Recent Developments

The most significant developments in our company and business since January 1, 2021 are described below:

•

On October 22, 2021, we announced that our Waycare subsidiary was honored with a Nevada Traffic Safety Project of the Year Award for its part in Nevada’s “Road to Zero” program. The Nevada Highway Patrol (NHP) and the Regional Transportation Commission of Southern Nevada (RTC) were joint recipients of the award. The accolade, which was announced October 18 at the 2021 Nevada Traffic Safety Summit in Las Vegas, recognizes individuals and organizations that have made an outstanding effort to eliminate serious injury and fatal crashes on Nevada roadways.

•

On October 19, 2021, we announced that the City of Chattanooga, Tennessee (or the “City”) has selected our Rekor One™ platform to provide traffic analytics in support of its Smart Corridor+ infrastructure initiative. With a total area of 144.6 square miles and a population of 181,099, the City will be using Rekor One as part of a pilot program to capture and analyze traffic data to help the City discover new approaches for battling traffic congestion, improve forecasting, estimate emissions from real-time data, and increase public safety.

•

On October 11, 2021, we announced that our wholly owned subsidiary, Waycare Technologies (“Waycare”) was selected for a strategic research initiative by Volvo Cars to ascertain how artificial intelligence can be used to enable predictive awareness in a smart city context. This marks the first deployment in Europe for the company’s crash prediction technology. The six-month pilot test, beginning in October 2021, involves the Waycare technology being used for AI-based crash prediction in Volvo Cars’ hometown of Gothenburg, Sweden. Volvo Cars is leading the research project for Drive Sweden’s AI Aware program, which investigates and tests central traffic control that supports connected and automated vehicles. The test will be performed in conjunction with the Swedish Transport Administration (“STA”) and the Gothenburg Traffic Management Center (“TMC”).

•

On October 5, 2021, we announced that we have partnered with the world’s leading Weather Intelligence Platform, Tomorrow.io. The partnership will enable data integration to provide transportation agencies increased visibility into weather-related challenges impacting traffic conditions. Government agencies and other field users will benefit from predictive insights to identify high risk zones and routes and enable proactive operational decisions to increase road safety prior to weather impact.

•

On October 4, 2021, we announced that three Mid-Atlantic customers will deploy Rekor solutions to improve public safety in their respective municipalities. With each of these customers, Rekor’s technology met or exceeded rigorous performance requirements necessary to support public safety missions including being a turnkey, cloud-based solution that is not dependent on proprietary infrastructure.

•

On September 30, 2021, we announced that our wholly owned subsidiary Waycare has collaborated with the Toyota Mobility Foundation (“TMF”) to reduce traffic congestion and incidents in Bangkok, Thailand. The deployment, which is expected to run for a year, targets Thailand’s oldest and busiest road—Rama IV Road in Bangkok.

•

On September 21, 2021, we announced that our wholly owned subsidiary Waycare launched a Road Safety Pilot with the Utah Department of Transportation (“UDOT”) and Utah Department of Public Safety (“DPS”). The pilot, which launched in July 2021, will focus on major corridors in the Salt Lake City region along Interstates 15, 215, and 80, as well as Utah State Route 201. The agencies will leverage the Company's solutions to enable quicker, more efficient incident management and mitigation strategies, in addition to improving its collaboration and reporting capabilities.

•

On September 9, 2021, we announced that our wholly owned subsidiary Waycare has been selected by the Louisiana Department of Transportation and Development (“LaDOTD”) for a pilot program to help reduce congestion and collisions in the Baton Rouge area and promote speed harmonization for a safer driving experience. The initial deployment, which kicked off July 15, 2021, focuses on some of the region’s most dangerous sections of highway: Interstate 10 (“I-10”) and Interstate 12 (“I-12”).

34

●

On August 19, 2021, we announced the successful closing of the acquisition of Waycare Technologies Ltd. a privately held company focused on optimizing traffic management systems using predictive analytics. Pursuant to the purchase agreement the Company provided $61,000,000 in total consideration consisting of a combination of cash and common stock and acquired 100% of the issued and outstanding capital stock of Waycare from its stockholders.

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

●

On January 7, 2021, we announced that the State of Oklahoma had integrated our Rekor One™ platform across relevant state systems to provide vehicle information associated with uninsured motorists as part of the state’s Uninsured Vehicle Enforcement Diversion (“UVED”) Program, which is operated by the Oklahoma District Attorneys Council. Oklahoma’s UVED Program uses our vehicle recognition technology to leverage existing state resources to ensure that all drivers have at least the minimum required amount of liability insurance, ultimately leading to safer roadways. The platform allows for real-time detection of non-compliant vehicles and instant data consolidation into a regularly updating insurance system connected to the state’s enforcement and intervention programs. We assist Oklahoma drivers by providing a one-stop web portal for uninsured motorists to easily find non-standard and standard insurance for their vehicles. With the successful implementation of Oklahoma’s UVED Program, we have now established a leading position in the implementation of an innovative program under active consideration by a number of other states.

Opportunities, Trends and Uncertainties

We look to identify the various trends, market cycles, uncertainties and other factors that may provide us with opportunities and present challenges that impact our operations and financial condition from time to time. Although there are many that we may not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by the following:

●

Growing Smart City Market – According to a United Nation’s report, about two-thirds of the world population will live in urban areas by 2050. Our cities are getting larger, our commute longer, roads bigger and the impact on the environment and the quality of life is worse than ever been. This trend requires forward-thinking officials to manage assets and resources more efficiently than they have in the past. We believe that advancements in “big data”, connected devices and artificial intelligence will allow for ITS solutions and applications that can be used to reduce congestion, keep travelers safe, improve transportation, protect the environment, respond to climate change, and enhance the quality of life. We believe our data-driven, artificial intelligence aided solutions provide the necessary tools to more effectively tackle the challenges cities and communities are facing today and over the coming decades.

●

AI for Infrastructure – We believe that the application of AI to the analysis of infrastructure, including roadways and roadway conditions will significantly affect vehicular travel in the future. As vehicles move towards full automation, there is a need for real-time data and actionable insights around traffic flow, identification of anomalous and unsafe movements – e.g. wrong way vehicles, stopped vehicles, or/and pedestrians on the roadway. Marketers and drive-thru retailers with loyalty programs can also benefit from rapid, lower cost identification of existing and potential customers in streamlining and accelerating vehicular flow as well as data around the vehicles on the roadway.

●

Connected Vehicle Data – Today’s vehicles are equipped with dozens of sensors, collecting information about internal systems, external hazards, and driving behaviors. This data is an untapped resource for cities and transportation agencies alike. Notably, the data from these vehicles represent a virtual network that is independent of the infrastructure which is maintained and operated by the public agencies. Connected vehicle sensors provide important information related to hazardous conditions, speed variations, intersection performance, and more. This data can help agencies and cities gain more visibility on their roads, supplementing the existing city infrastructure and providing untapped transportation information in more rural areas, that are not currently available from the current ITS infrastructure. Our utilization and greater use of cellular-enabled connected vehicle data can be another step towards vehicle safety as the Federal Communications Commissions and the U.S. Department of Transportation sort out the next iteration in connectivity.

●

New and Expanded Uses for Vehicle Recognition Systems – We believe that reductions in the cost of vehicle recognition products and services will significantly broaden the market for these systems. We currently serve a number of users who could not afford the cost or adapt to, the restrictions of conventional vehicle recognition systems. These include smaller municipalities, homeowners’ associations, and organizations finding new applications such as innovative customer loyalty programs. We have seen and responded to an increase in the number of smaller jurisdictions and municipalities that are testing automated license plate recognition (“ALPR”) systems or that issued requests for proposals to install a network of ALPR cameras. We also expect the availability of faster, higher accuracy, lower cost systems to dramatically increase the ability of crowded urban areas to manage traffic congestion and implement smart city programs.

●

Adaptability of the Current ALPR Market – We have made a considerable investment in our advanced vehicle recognition systems because we believe their increased accuracy, affordability and ability to capture additional vehicle data will allow them to compete effectively with existing providers. Based on published benchmarks, our software currently outperforms competitors in almost every metric. However, large users of existing ALPR technology, such as toll roads, have long-term contracts with service providers that have made considerable investments in their existing technologies and may not consider the improvements in accuracy or reductions in cost sufficient to justify abandoning their current systems in the near future. In addition, existing providers may be able to reduce the cost of their current offerings or elect to reduce prices and accept reduced profitability while working to develop or secure their advanced vehicle recognition systems. As a result, our success in establishing a major position in these markets will depend on being able to effectively communicate our presence, develop strong customer relationships, and maintain leadership in providing the capabilities that customers want. As with any large market, this will require considerable effort and resources.

36

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

●

Graphic Processing Unit (“GPU”) Improvements – We expect our business to benefit from more powerful and affordable GPU hardware that has recently been developed. These GPUs are more efficient for image processing because their highly parallel structure makes them more efficient than general-purpose central processing units (“CPUs”) for algorithms that process large blocks of data, such as those produced by video streams. GPUs also provide superior memory bandwidth and efficiencies as compared to their CPU counterparts. The most recent versions of our software have been designed to use the increased GPU speeds to accelerate image recognition. The GPU market is predicted to grow as a result of a surge in the adoption of the Internet of Things (“IoT”) by the industrial and automotive sectors. As GPU manufacturers increase production volume, we hope to benefit from the reduced cost to manufacture the hardware included in our products or available to others using our services.

●

Edge Processing – Demand for actionable roadway information continues to grow in parallel with camera resolutions. Over the last several decades, cameras have evolved from 25K pixels to 8.3 million pixels and beyond, with each advancement unlocking new capabilities thereby fueling growth. Further, cellular networks are optimized for downloading data not for uploading data, and while speeds have improved over time, what amounts to large infrastructure changes has resulted in relatively small improvements to cellular upload speeds. With road-side deployments experiencing explosive growth in count and density, scalability has become an obstacle for competition in the market. All of these factors mean that scalability, latency and bandwidth concerns require edge processing which are enabled by the continued growth of the increasingly effective graphic processing units and continual improvements in the efficiency of our AI algorithms. Edge processing ingests local high definition (“HD”) video streams and converts the raw video data to text data, thus reducing the volume of data that needs to be transferred. Edge processing allows massive scale without the bandwidth, cost, latency and dependability limitations that would be experienced with streaming to the cloud solution.

●

Accelerated Business Development and Marketing – Our ability to compete in a large, competitive and rapidly evolving industry will require us to achieve and maintain a leadership position. As a result, we have accelerated our business development marketing and eCommerce activities to increase awareness and market adoption of our new technology and products within the market. We anticipate that an increased presence in the market, the continued development of strategic partnerships and other economies of scale will significantly reduce the level of costs necessary to support sales of our products and services. However, the speed at which these markets grow to the degree to which our products and services are adopted is uncertain.

37

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

●

Pressure on Government Budgets – COVID-19 has caused significant strain on government budgets. With less money to spend and more need for resources, government agencies need affordable, effective, and scalable solutions for revenue recovery and discovery. With subscription pricing and an intelligent infrastructure platform that accomplishes multiple agency missions, we are uniquely positioned to provide agencies force-multiplying tools when money and human resources are limited. Agencies can be better positioned to improve public safety, manage resources more effectively, and make an impact on their citizens quality of life with limited capital expenditure. In addition, states adopting contactless compliance programs may be able to garner significant net cash contributions to their annual budgets while reducing the number of noncompliant vehicles on their roadways.

●

American Jobs Plan (“AJP”) - Through the AJP, President Biden is calling on Congress to make a national investment in the transit systems in the United States. The current legislative text provides approximately $1 trillion in total spending, with approximately $550 billion in new spending over the five year period between 2022 and 2026. This includes more than $50 billion annually during this period on surface transportation. It also includes $250 million in funding, for each year 2022-2026, for transportation infrastructure finance and innovation; $50 million in funding, for each year 2022-2026, for congestion relief; more than $2 billion over the five year period for charging and fueling infrastructure; $147 million in funding, for each year 2022-2026, for highway research and development; $110 million in funding, for each year 2022-2026, for technology innovation and deployment; and $110 million in funding, for each year 2022-2026, for intelligent transportation systems. The Senate has passed this legislation and it is now awaiting action in the House. We believe that our offerings with Rekor One, and its ability to provide a comprehensive offering of solutions position the Company well to emerge as a technology leader in this proposed transformation and development of this nascent and rapidly expanding market of intelligent infrastructure.

Components of Operating Results

Revenues

We derive revenues substantially from Software-as-a-Service products (“SaaS”), licensing and subscriptions, customer support services, contactless compliance solutions, implementation services, perpetual license sales, and the sale of hardware in connection with our software solutions. Revenue is recognized upon transfer of control of promised products and services to our customers, in an amount that reflects the consideration the Company expects to receive in exchange for those products and services.

Costs of revenues, excluding depreciation and amortization

Direct costs of revenues consist primarily of the portion of technical and non-technical salaries and wages and payroll-related costs incurred in connection with revenue generating activities. Direct costs of revenues also include production expenses, data subscriptions, sub-consultant services and other expenses that are incurred in connection with our revenue generating activities. Direct costs of revenues exclude the portion of technical and non-technical salaries and wages related to marketing efforts, vacations, holidays, and other time not spent directly generating fees under existing contracts. Such costs are included in operating expenses. We expense direct costs of revenues when incurred.

Operating Expenses

Our operating expenses consist of general and administrative expenses, sales and marketing, research and development and depreciation and amortization. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, payroll taxes and stock-based compensation expenses. Operating expenses also include depreciation, amortization and impairment of assets.

General and Administrative

General and administrative expense consist of personnel costs for our executive, finance, legal, human resources and administrative departments. Additional expenses include office leases, professional fees and insurance.

We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future due to additional costs associated with accounting, compliance, insurance and investor relations as a public company. However, we expect our general and administrative expense to decrease as a percentage of our revenue over the long term, although our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

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

We expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future as we continue to invest in research and development efforts to enhance the functionality of our AI solutions. However, we expect our research and development expenses to decrease as a percentage of our revenue over the long term, although our research and development expense may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

Depreciation and Amortization

Depreciation and amortization expenses are primarily attributable to our capital investments and consist of fixed asset depreciation, amortization of right-of-use assets, amortization of intangibles considered to have definite lives, and amortization of capitalized internal-use software costs.

Other Income (Expense)

Other income (expense) consists primarily of interest expense in connection with our debt arrangements, costs associated with the extinguishment of our debt arrangements, gains on the sale of subsidiaries, gains or losses on the sale of fixed assets, and interest income earned on cash and cash equivalents, short-term investments and note receivables.

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

Results of Operations

Our historical operating results in dollars are presented below. The analysis of operation is solely related to continuing operations and does not consider the results of discontinued operations.

	Three Months ended September 30,		Nine Months ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Revenue	$2,615	$2,126	$11,105	$6,399
Cost of revenue, excluding depreciation and amortization	1,402	979	4,705	2,745

Operating expenses:
General and administrative expenses	6,813	2,676	16,094	7,518
Selling and marketing expenses	1,125	560	3,044	1,356
Research and development expenses	2,000	781	4,741	2,143
Depreciation and amortization	930	497	2,169	1,386
Operating expenses	10,868	4,514	26,048	12,403

Loss from operations	(9,655)	(3,367)	(19,648)	(8,749)
Other income (expense):
Loss on extinguishment of debt	-	(3,081)	-	(3,281)
Interest expense	(21)	(218)	(72)	(2,468)
Gain on the sale of business	-	-	-	3,631
Other income	66	6	103	27
Total other income (expense)	45	(3,293)	31	(2,091)
Loss before income taxes	(9,610)	(6,660)	(19,617)	(10,840)
Income tax provision	(3)	(7)	(10)	(20)
Equity in loss of investee	-	-	(150)	-
Net loss from continuing operations	(9,613)	(6,667)	(19,777)	(10,860)
Net loss from discontinued operations	-	(2)	(4)	(215)
Net loss	(9,613)	(6,669)	(19,781)	(11,075)
Comprehensive loss:
Net loss from continuing operations	(9,613)	(6,667)	(19,777)	(10,860)
Change in unrealized gain on short-term investments	3	-	6	-
Total comprehensive loss from continuing operations	(9,610)	(6,667)	(19,771)	(10,860)
Total comprehensive loss	$(9,610)	$(6,669)	$(19,775)	$(11,075)

Comparison of the Three and Nine months ended September 30, 2021 and the Three and Nine months ended September 30, 2020

Total Revenue

	Three Months ended September 30,		Change		Nine Months ended September 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Revenue	$2,615	$2,126	$489	23%	$11,105	$6,399	$4,706	74%

The increase in revenue for the three and nine months ended September 30, 2021, compared to the three and nine months ended September 30, 2020, was a result of additional products and programs we offered, increases in our direct sales and Partners Program sales.

In 2021, we initiated services for Oklahoma’s UVED Program which has generated revenue of $345,000 and $975,000 during the three and nine months ended September 30, 2021.

During the three and nine months ended September 30, 2021, $260,000 of revenue was attributed to Waycare.

Additionally, during the nine months ended September 30, 2021, we had a higher volume of agreements with significant customers in which the revenue recognition was bifurcated into point in time revenue recognition related to the sale of hardware and perpetual licenses, as well as recurring revenue recognition related to the software and customer support fees.

Cost of Revenue, Excluding Depreciation and Amortization

	Three Months ended September 30,		Change		Nine Months ended September 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Cost of revenue, excluding depreciation and amortization	$1,402	$979	$423	43%	$4,705	$2,745	$1,960	71%

For the three and nine months ended September 30, 2021, cost of revenue, excluding depreciation and amortization increased by $423,000 and $1,960,000 compared to the corresponding prior periods. The increase was primarily due to an increase in personnel and other direct costs such as hardware that were incurred to support our increase in revenue.

Operating Expenses

	Three Months ended September 30,		Change		Nine Months ended September 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Operating expenses:
General and administrative expenses	$6,813	$2,676	$4,137	155%	$16,094	$7,518	$8,576	114%
Selling and marketing expenses	1,125	560	565	101%	3,044	1,356	1,688	124%
Research and development expenses	2,000	781	1,219	156%	4,741	2,143	2,598	121%
Depreciation and amortization	930	497	433	87%	2,169	1,386	783	56%
Operating expenses	$10,868	$4,514	$6,354	141%	$26,048	$12,403	$13,645	110%

General and Administrative Expenses

The majority of the increase in general and administrative expenses is attributable to increased headcount and equity award expenses. Additionally, for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, we saw an increase in professional fees mainly associated with our merger and acquisition initiatives.

Selling and Marketing Expenses

The increase in selling and marketing expenses during the year is attributable mainly to increased marketing efforts to promote our products and services including digital marketing and other sales efforts. In connection with these efforts, there was an increase in staffing to support the Company’s growth plan.

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

Depreciation and Amortization

The increase in depreciation and amortization during the year is attributable primarily to increased technology-based intangible assets that were acquired as part of our acquisition of Waycare.

Other Expense

	Three Months ended September 30,		Change		Nine Months ended September 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Other income (expense):
Loss on extinguishment of debt	$-	$(3,081)	$3,081	-100%	$-	$(3,281)	$3,281	-100%
Interest expense	(21)	(218)	$197	90%	(72)	(2,468)	2,396	97%
Gain on the sale of business	-	-	-	0%	-	3,631	(3,631)	-100%
Other income	66	6	60	1000%	103	27	76	281%
Total other income (expense)	$45	$(3,293)	$3,338	-101%	$31	$(2,091)	$2,122	-101%

The decrease in interest expense and debt extinguishment costs for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 is due to the retirement of the 2019 Promissory notes in 2020.

Additionally, during the nine months ended September 30, 2020, we sold our non-core businesses which resulted in a gain of $3,631,000.

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

The following table sets forth the components of the EBITDA and Adjusted EBITDA for the periods included (dollars in thousands):

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
Total comprehensive loss from continuing operations	$(9,610)	$(6,667)	$(19,771)	$(10,860)
Income taxes	3	7	10	20
Interest	21	218	72	2,468
Depreciation and amortization	930	497	2,169	1,386
EBITDA	$(8,656)	$(5,945)	$(17,520)	$(6,986)

Loss on extinguishment of debt	$-	$3,081	$-	$3,281
Share-based compensation	694	202	2,600	539
Gain on sale of business	-	-	-	(3,631)
Loss due to change in value of equity investments	-	-	150	-
One-time consulting fees	1,249	-	2,025	-
Adjusted EBITDA	$(6,713)	$(2,662)	$(12,745)	$(6,797)

Adjusted Gross Profit and Adjusted Gross Margin

Adjusted Gross Profit is a non-GAAP financial measure that we define as revenue less cost of revenue, excluding depreciation and amortization. We define Adjusted Gross Margin as our Adjusted Gross Profit divided by our revenue. We expect Adjusted Gross Margin to continue to improve over time to the extent that we can gain efficiencies through the adoption of our technology and successfully cross-selling and upselling our current and future offerings. However, our ability to improve Adjusted Gross Margin over time is not guaranteed and could be impacted by the factors affecting our performance. We believe Adjusted Gross Profit and Adjusted Gross Margin are useful to investors, as they eliminate the impact of certain non-cash expenses and allow a direct comparison of these measures between periods without the impact of non-cash expenses and certain other nonrecurring operating expenses.

The following table sets forth the components of the Adjusted Gross Profit and Adjusted Gross Margin for the periods included:

	Three Months ended September 30,		Nine Months ended September 30,
	2021	2020	2021	2020
	(in thousands, except percentages)		(in thousands, except percentages)
Revenue	$2,615	$2,126	$11,105	$6,399
Cost of revenue, excluding depreciation and amortization	1,402	979	4,705	2,745
Adjusted Gross Profit	$1,213	$1,147	$6,400	$3,654
Adjusted Gross Margin	46.4%	54.0%	57.6%	57.1%

Adjusted Gross Margin, for the nine months ended September 30, 2021 and 2020 increased to 57.6% from 57.1%, respectively, and Adjusted Gross Margin for the three months ended September 30, 2021 and 2020 decreased to 46.4% from 54.0%, respectively. The fluctuations in Adjusted Gross Margin were driven primarily by our mix of software and hardware sales. Software sales will carry a higher margin than hardware sales as there are fewer human costs associated with software sales. Additionally, as part of our planned go-to-market strategy, we offer our customers short-term pilot programs which range from three to six months. Our pilot programs generally have lower margins due to additional upfront costs we incur to lay the foundation for our solutions.

Key Performance Indicators

We regularly review several indicators, including the following key indicators, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Recurring Revenue Growth

Our recurring revenue model and revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business.

	Three Months ended September 30,		Change		Nine Months ended September 30,		Change
(dollars in thousands)	2021	2020	$	%	2021	2020	$	%
Recurring revenue	$1,233	$964	$269	28%	$3,142	$2,876	$266	9%

As we continue to focus on long-term contracts with recurring revenue as part of our business model, we expect recurring revenue growth in future periods to continue to increase as we move to market our suite of products through our Rekor One™ platform.

Total Contract Value

The total contract value of contracts won in the current period provides us visibility into our future operating results and cash flows from operations. There are certain assumptions that we make when determining the total contract value of an agreement, such as, success rate of renewal periods, cancellations and usage estimates. For the nine months ended September 30, 2021 we won contracts valued at $7,663,000, compared to $3,682,000 of contracts won for the nine months ended September 30, 2020. This growth represents a $3,981,000 or 108% growth, period over period.

Unsatisfied Performance Obligations

As of September 30, 2021, we had approximately $23,845,000 of contracts that were closed prior to September 30, 2021 but have a contractual period beyond September 30, 2021. These contracts generally cover a term of one to five years, in which the Company will recognize revenue ratably over the contract term. We currently expect to recognize approximately 36% of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the following four years. On occasion, our customers will prepay the full contract or a substantial portion of the contract. Amounts related to the prepayment of the contract related to the performance obligation for a service period that is not yet met are recorded as part of our contract liabilities balance.

Lease Obligations

At September 30, 2021, we leased building space at the following locations in the U.S. and Israel:

●	Columbia, Maryland – The corporate headquarters

●	Linthicum, Maryland

●	Orlando, Florida

●	Tel Aviv, Israel

 We believe our facilities are in good condition and adequate for their current use. We expect to improve, replace and increase facilities as considered appropriate to meet the needs of our planned operations.

Liquidity and Capital Resources

The following table sets forth the components of our cash flows for the period included (dollars in thousands):

	Nine Months ended September 30,
	2021	2020	Change
			$	%
Net cash used in operating activities - continuing operations	$(12,321)	$(7,860)	$(4,461)	-57%
Net cash (used in) provided by investing activities - continuing operations	(43,392)	5,081	(48,473)	-954%
Net cash provided by financing activities - continuing operations	70,874	25,356	45,518	180%
Net increase in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	$15,161	$22,577	$(7,416)	-33%

Net cash used in operating activities – continuing operations for the nine months ended September 30, 2021 had a net decrease of $4,461,000, which was attributable to the increase in the loss from continuing operations of $8,871,000. This amount was partially offset by an increase in share-based compensation expense, a non-cash adjustment, which increased $2,061,000 from $2,600,000 for the nine months ended September 30, 2021 compared to $539,000 for the nine months ended September 30, 2020. This increase is due to the number of shares that were issued as well as the increase in our stock price. Additionally, for the nine months ended September 30, 2020, there was a $3,631,000 gain on the sale of AOC Key Solutions and TeamGlobal. The gain on the sale is shown as a decrease in cash flow from operations and an increase in cash flow from investing activities to reflect the nature of the transactions.

The net increase in net cash used in investment activities – continuing operations of $48,473,000 was primarily due to the net cash outlay in relation to the acquisition of Waycare of $40,699,000 and the $1,000,000 SAFE investment in Roker. During the nine months ended September 30, 2020, the cash provided by investing activities from continuing operations was primarily due to the cash proceeds of the sale of AOC Key Solutions and TeamGlobal.

Net cash provided by financing activities – continuing operations for the nine months ended September 30, 2021 increased $45,518,000 from the prior nine month period ended September 30, 2020. In the current year, through our Public Offering, we received net proceeds, after deducting the underwriting discounts and commissions and offering expenses payable by us, of $70,125,000.

For the three and nine months ended September 30, 2021 and 2020, we funded our operations primarily through cash from operating activities, the sale of our subsidiaries and the sale of equity. As of September 30, 2021, we had cash and cash equivalents from continuing operations of $35,102,000 and working capital of $28,203,000, as compared to cash and cash equivalents of $20,595,000 and working capital of $18,324,000 as of December 31, 2020.

Public Offering

On February 9, 2021, we issued and sold 6,126,939 shares of our common stock (which included 799,166 shares of common stock sold pursuant to the exercise of an overallotment option) (the “Public Offering”). The net proceeds to us, after deducting the underwriting discounts and commissions and offering expenses payable by the us, were approximately $70,125,000.

Waycare Acquisition

On August 18, 2021, we entered into a share purchase agreement (the “Purchase Agreement”) by and among the Company, Waycare, the sellers of Waycare named in the Purchase Agreement (the “Sellers”) and Shareholder Representative Services LLC, solely in its capacity as the representative of the Sellers, pursuant to which we acquired 100% of the issued and outstanding capital stock of Waycare from the Sellers (the “Acquisition”). The aggregate purchase price for the shares of Waycare was $61,100,000, less the amount of Waycare’s debt and certain transaction expenses and subject to a customary working capital adjustment. The purchase price was comprised of $40,813,000 of cash and 2,784,474 shares of our common stock, valued at $20,287,000. As a result of the transaction, Waycare became our wholly-owned subsidiary.

As of September 30, 2021, we had commitments to purchase $2,479,000 in property and equipment. This commitment has been recognized and recorded in our financial statements as of September 30, 2021.

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

Based on management’s review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes to Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following an initial amended complaint, answer and counterclaims, and defendants’ motion for judgment on the pleadings, on January 30, 2020, we filed a Second Amended Complaint, which the Firestorm Principals answered together with counterclaims on February 28, 2020. Thereafter, on March 30, we moved to dismiss certain counterclaims against certain directors and officers named as counterclaim-defendants, which resulted in the Firestorm Principals voluntarily dismissing the counterclaims against those parties. Thereafter we filed our response and affirmative defenses to the Counterclaims on April 22, 2020. On April 27, 2020, the Firestorm Principals filed a Motion for Partial Judgment on the Pleadings, which we have opposed. In addition, on December 9, 2019, the Firestorm Principals filed a motion for an interim award of expenses and attorney’s fees. With respect to the Firestorm Principals’ motion for judgment on the pleadings, the Court’s November 23, 2020 order denied that motion in its entirety. In that same order, the Court granted in part and denied in part the Firestorm Principals’ fee advance motion.

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

In 2020, the Firestorm Principals filed various suits in New York, Delaware and Virginia against our directors and officers, alleging breach of fiduciary duty and libel. The defendants in the suits moved to dismiss the amended complaint. At this stage of these litigations, suits against two of the directors have been dismissed and one has been permitted to proceed. On September 28, 2021, the Court issued an order denying the motion to dismiss. On October 21, 2021, the Delaware Action defendants filed a motion for reconsideration of the Court’s September 28, 2021 order.

At this stage of these litigations, we are unable to render an opinion regarding the likelihood of a favorable outcome. The we intend to continue vigorously litigating its claims against the Firestorm Principals and believe that the Firestorm Principals’ remaining counterclaims and suits against Rekor directors and officers are without merit.

On January 31, 2020, our wholly owned subsidiary, OpenALPR, filed a complaint in the US District Court for the Western District of Pennsylvania against a former customer, Plate Capture Solutions, Inc. (“PCS”) for breach of software license agreements pursuant to which software was licensed to PCS. On June 14, 2020, PCS filed its operative answer to the Complaint. On June 21, 2020, PCS filed a motion to join us and another entity, OpenALPR Technology, Inc., as parties to the litigation and made claims against them and counter claims against OpenALPR for defamation, fraud and intentional interference with existing and future business relationships. On July 13, 2020, OpenALPR filed an opposition to the motion for joinder. On November 23, 2020, the court denied PCS’s Motion for Joinder with prejudice. On August 30, 2021, OpenALPR and PCS filed a joint stipulation of dismissal with prejudice, and the court ordered dismissal of the case with prejudice on August 31, 2021. We consider this matter closed.

On September 18, 2020, Fordham Financial Management, Inc. (“Fordham”) commenced a lawsuit against us in the Supreme Court for the State of New York, New York County. Fordham alleges that we breached an underwriting agreement with Fordham. Fordham has brought claims for breach of contract, a declaratory judgment, and attorneys’ fees and expenses, and seeks damages. The Complaint was served to us on September 25, 2020. We issued a motion to dismiss counterclaims on June 23, 2021, our opposition has been filed and Fordham’s reply will be due on August 19, 2021. The Court granted Fordham’s motion to dismiss our counterclaims on October 21, 2021.

At this stage of the Fordham litigation, we are unable to render an opinion regarding the likelihood of a favorable outcome. However, we maintain that Fordham’s claims have no merit. To that end we intend to vigorously litigate this action.

In June 2021, a putative shareholder class action lawsuit (captioned Miller v. Rekor Systems, Inc. et al.) was filed in in the United States District Court for the District of Maryland, naming as defendants Rekor Systems, Inc. and certain of its officers. It alleges violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 related to our automatic license plate recognition technology and uninsured vehicle enforcement diversion related business and seeks damages on behalf of shareowners who acquired our stock between April 12, 2019 and May 25, 2021. The court has appointed a lead plaintiff. In November 2021, the plaintiff filed an order of dismissal, seeking to voluntarily dismiss without prejudice the Lawsuit that it had filed against us and several of our executives.

In addition, from time to time, we may be named as a party to various other lawsuits, claims and other legal and regulatory proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, infringement of proprietary rights, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings we accrue reserves when a loss is probable, and the amount of such loss can be reasonably estimated. It is our opinion that the outcome of these proceedings, individually and collectively, will not be material to our consolidated financial statements as a whole.

ITEM 1A. RISK FACTORS

Other than the risk factors listed below, there have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on March 12, 2021, and in our Quarterly Reports on Form 10-Q as filed with the SEC on May 10, 2021 and August 16, 2021. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K and Form 10-Q, as well as those contained in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

We rely, in part, on third party date providers and existing camera networks to grow our business. If we are unable to enter into agreements with third party data providers or successfully maintain them, our growth may be adversely impacted.

We rely, in part, on access the third party data and access to existing camera networks to grow our business. The majority of the third party data agreements allow us to access connected vehicle data, existing camera networks or other data services, thereby increasing the data points used in our solutions.

Any agreement we enter into with a third party may not be on favorable terms, and the expected benefits and growth from these agreements may not materialize as planned. Despite our past experience, opportunities to grow our business through third party data may not be available to us in the future.

The market for our Rekor One platform is new and unproven, and may decline or experience limited growth and is dependent in part on data consumers continuing to adopt its platform and use its services.

The market for an ecosystem that connects government agencies, service providers and, ultimately, drivers is relatively new and some aspects of it are unproven. Therefore, it is subject to a number of risks and uncertainties. We believe that our future success will significantly depend in large part on the growth, if any, of this market. The use of advanced vehicle recognition systems and marketplace data to obtain data on vehicles, drivers and the environment is still relatively new and consumers may not recognize the need for, or benefits of, our platform and solutions. Moreover, if they do not recognize the need for and benefits of our platform and solutions, they may decide to adopt alternative services to satisfy some portion of their business needs.

In order to grow its business and extend our market position, we intend to focus on educating potential customers about the benefits of its services and platform, expanding the range of our services and bringing new technologies to market to increase market acceptance and use of our platform. Our ability to expand the market that our platform and solutions address depends upon a number of factors, including the cost, performance and perceived value associated with them. The market for our platform and solutions could fail to grow significantly or there could be a reduction in demand for its services as a result of a lack of acceptance, technological challenges, competing services, decreases in spending by current and prospective customers, weakening economic conditions and other causes. If our market does not experience significant growth, or demand for its services decreases, then its business, results of operations, and financial condition could be adversely affected.

Our internal investments and go-to-market strategy may place downward pressure on our operating margins.

To increase our revenue growth, we continue to invest in our business, including investments into new markets as part of our go-to-market strategy and investment in continued innovation and product development to expand the suite of solutions we provide to our customers. Our operating margins may experience downward pressure in the short term as a result of these investments. Furthermore, our investments may not produce the expected results. If we are unable to successfully execute our go-to-market strategy, we may experience decreases in our revenues and operating margins.

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

Waycare Acquisition

On August 18, 2021, the Company completed its acquisition of Waycare by acquiring 100% of the issued and outstanding shares of Waycare. As a result of the acquisition, Waycare is a wholly owned subsidiary of the Company. The aggregate purchase price for the shares of Waycare was $61,100,000, less the amount of Waycare’s debt and certain transaction expenses and subject to a customary working capital adjustment. The purchase price was comprised of $40,813,000 of cash and 2,784,474 shares of the Company’s common stock, valued at $20,287,000. As a result of the transaction, Waycare became a wholly-owned subsidiary of the Company. Additionally, pursuant to the terms of the Waycare purchase agreement, the Company reserved for issuance to Waycare’s continuing employees an aggregate of 686,248 restricted stock units, which were issued on October 28, 2021 pursuant to the terms of the Company’s 2017 Equity Award Plan, as amended. The restricted stock units are subject to customary vesting schedules and are intended to incentivize the continued performance of Waycare’s employees.

Use of Proceeds

We have generated losses since our inception and have relied on cash on hand, external bank lines of credit, short-term borrowing arrangements, issuance of debt, the sale of a note, sale of our non-core subsidiaries, and the sale of common stock to provide cash for operations. We attribute losses to financing costs, public company corporate overhead, lower than expected revenue, and lower gross profit of some of our subsidiaries. Our proceeds have been primarily used for research and development and sales and marketing expenses related to new product development and our strategic shift to develop and promote capabilities of our technology offerings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

		Incorporated by Reference				Filed/Furnished
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Rekor Systems, Inc (formerly known as Novume Solutions, Inc.) as filed with the Secretary of State of Delaware on August 21, 2017.	8-K	333-216014	3.1	8/25/17

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Rekor Systems, Inc. as filed with the Secretary of State of Delaware on April 30, 2019.	8-K	001-38338	3.1	4/30/19

3.3	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Rekor Systems, Inc. as filed with the Secretary of State of Delaware on March 18, 2020.	8-K	001-38338	3.1	3/18/20

3.4	Amended and Restated Bylaws of Rekor Systems, Inc.	8-K	001-38338	3.2	4/30/19

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					*

32.1	Section 1350 Certification of Chief Executive Officer.					**

32.2	Section 1350 Certification of Chief Financial Officer.					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rekor Systems, Inc.

By:	/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	President and Chief Executive Officer Principal Executive Officer
Date:	November 15, 2021

By:	/s/ Eyal Hen
Name:	Eyal Hen
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	November 15, 2021

