Form 10-K
period 2021-12-31
Rekor Systems, Inc.
filed 2022-03-31
CIK 1697851

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-38338

Rekor Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-5266334
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6721 Columbia Gateway Drive, Suite 400 Columbia, MD	21046
(Address of Principal Executive Offices)	(Zip Code)

(410) 762-0800

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	REKR	The Nasdaq Stock Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $323.9 million.

As of March 31, 2022, the Registrant had 44,949,939 shares of common stock, $0.0001 par value per share outstanding.

TABLE OF CONTENTS

CERTAIN TERMS

Unless the context requires otherwise, all references in this Annual Report on Form 10-K (the “Annual Report”) to “Rekor Systems, Inc.,” “Rekor,” “Company,” “we,” “our” and “us” refer to Rekor Systems, Inc. and its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the U.S. federal securities laws. All statements other than statements of historical facts, such as statements regarding the objectives of management, timing and the likelihood of success of various activities, the future performance of current and prospective products and services and our future results of operations and financial position, are forward-looking statements, which include all expressions of the expectations, hopes, beliefs, intentions, plans, prospects or strategies of the Company. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “target,” “expect,” “project,” “intend,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” “possible,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are based on certain assumptions and analyses made by the management of the Company in light of their respective experience and perception of historical trends, current conditions and expected future developments and their potential effects on the Company as well as other factors they believe are appropriate in the circumstances. They speak only as of the date of this Annual Report and are subject to several substantial risks, uncertainties and assumptions described under the sections entitled “Risk Factors” and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, actual results or performance to be materially different from those expressed or implied and you should not rely on these forward-looking statements as predictions of future events. There can be no assurance that future developments affecting the Company will be those anticipated. Should one or more of these risks or uncertainties materialize or should any of the assumptions being made prove incorrect, actual results may vary in material respects. We undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

We are a global leader in the development and implementation of intelligent infrastructure focused on addressing critical challenges across transportation management, public safety, and key commercial markets. With a real-time intelligence platform driven by deep access to data, AI-powered software, and smart optical devices at-the-edge, we combine our industry expertise and advanced proprietary technologies to deliver unrivaled insights that increase roadway safety, efficiency, and sustainability while enabling safer, smarter, and more connected cities and communities. We operate across 80 countries as we deliver transformative mission-critical intelligent infrastructure solutions and services for government agencies and commercial clients in the United States and around the world.

Digital Divide

Society is increasingly digital, automated, and real-time. Technological advancements in the past decade have transformed the way people connect, interact, and transact with others and with the world around them. Infrastructure is the backbone of a functioning economy: people, vehicles, materials, and information all require 24/7 mobility, something that depends on well-maintained, synchronized networks and systems. Unfortunately, many areas of the world are faced with aging and legacy infrastructure today resulting from decades of neglect and underinvestment, particularly in the sectors of transportation, mobility, and public safety. The cost, complexity and interdependency of these systems have made many organizations slow to adopt advances in technology.  This creates a digital divide between what is made possible by technology, and the current reality of infrastructure today. We see an array of corresponding concerns around mobility, public safety, and sustainability impact:

●	Staggering fatalities and injuries: Globally, roadway crashes cause nearly 1.3 million preventable deaths and 50 million injuries each year – making it the leading killer of children and young people worldwide. These numbers in both absolute and relative terms, have remained largely unchanged for the past 20 years.
●	Urbanization complexities: As of 2021, 57% of the world's population lives in urban areas, and expected to increase to 68% by 2050, adding about 2.22 billion “connected” people to urban areas. Complexities of urban traffic has been forcing city planners and governments to find smarter ways to improve mobility by reducing traffic congestion, ensure road safety and above all limit serious environmental damage due to increased pollution.
●	Mushrooming Congestion: Traffic congestion costs Americans an average of 97 hours and more than $1,000 in wasted fuel and time every year.
●	Disjointed systems and siloed communication: Traffic managers and first responders today rely on a patchwork of separate, non-integrated systems. The inability to seamlessly share data between systems and communicate analytical results between agencies and departments in real time, means critical decisions are being made without the most accurate and up-to-date information.
●	Legacy and underused technology: Most technology currently used for traffic management and public safety is limited to a single purpose and does not make use of the most recent advances in imaging, data science and communications. It is also often priced at a premium, placing it outside the reach of many agencies and departments.
●	Manual and analog approaches: Current incident and hazard detection relies heavily on physical inspections, observation, and citizen reporting. This creates knowledge gaps, burdens resources, and slows responses. Traffic managers and first responders are obligated to use manual processes to monitor roadway status and communicate with supporting departments.
●	Outdated, damaged highways: The National Highway System was built in 1956. Since then the population of the United States has more than doubled, while vehicle miles traveled have quadrupled. Today, 50% of roads are rated in poor or mediocre condition.

Continued population growth and increased urbanization present unprecedented economic, mobility, public safety, and environmental challenges to cities, states, and metropolitan areas. Today’s challenges cannot be solved by simply replicating existing approaches and adding more legacy technology. For the ongoing mobility transformation to keep up with fast-changing global dynamics requires inventive approaches. Enhancements in data collection, analytics and communications can be employed.

Smarter, data-driven solutions can make better use of existing infrastructure, rather than tearing it up and starting over. Roads, bridges, tunnels, and residential areas have much “to tell us” about how to optimally serve the public with an efficient, safe, and healthy living environment if we tap into the data it can provide and exploit that knowledge intelligently. Successful approaches will leverage AI-powered software, smart devices, data, and solutions that can integrate into existing infrastructure and workflows. We see this as the path to intelligence-driven infrastructure and one that gives us a clear market advantage.

Bridging the Divide

Spurred by the 2021 Infrastructure Investment and Jobs Act in the United States, we expect the world to see a once-in-a-generation surge of investment in infrastructure and competitiveness. The bill allocates $550 billion in new spending, spread out over five years, to rebuild roads, bridges and rails, and airports, in addition to providing high-speed internet access and addressing climate concerns. As part of this, federal, state, and local governments are prioritizing strategic investments dedicated to improving existing transportation management and increasing public safety through modern, efficient, and connected infrastructure. Officials are also planning for roadways of the future that can account for connected and autonomous vehicles. With these investments, we estimate an addressable global intelligent infrastructure market of $148 billion by 2026.

With access to multiple sources of data and our award winning AI-driven innovations, we believe we have established a leadership position in intelligent infrastructure solutions that puts us at the center of this emerging opportunity. With our advanced technology and domain expertise, we have developed solutions that address diverse use cases across a number of public and private sector segments.  Using our proprietary centralized platform to maximize the value of our technology to customers, we are well positioned to help governments and businesses collect, analyze and turn infrastructure data into insights with new products and services that increase mobility and safety, drive revenue, and power innovation for billions of people and trillions of interactions.

Intelligence-Driven Innovation

As described below, we have concentrated on developing our intelligent infrastructure solutions to work through a single integrated platform, which creates a unique, market-advantaged position for us. The volume, variety, velocity, and veracity of data that we capture and apply to our proprietary artificial intelligence and machine learning models provide us with an even greater advantage. From the very beginning, we have been collecting, aggregating, cleansing, extracting, transforming, and using data to build and improve our models.

Today, we can look at the roadway and extract and process a deeply detailed picture of the environment and what is moving in that environment with an unmatched level of accuracy in our inferences, predictive analytics, and insights. We are rapidly growing the geographic area connected by smart optical IoT devices at-the-edge to the open architecture of our Rekor One intelligence platform. In addition to digitizing existing infrastructure by capturing real-time data from new and existing roadway devices, our platform enables us to extend the scope of our knowledge via proprietary algorithms that pull the data and process it through our models. This reduces our clients’ need to invest in legacy system upgrades and gives them the ability to gain additional value from existing infrastructure. Beyond this, we are augmenting our own data through a growing network of data partners.  This provides multiple trillions of additional data points that unlock further real-time and predictive operational insights about what is happening in a given transportation environment at every moment. Example data sources from our partner network include mobility, navigation, and traffic applications, in-vehicle data, connected, autonomous vehicles ("CAV") datasets, weather, supply chain, event management, and a rapidly growing list of customer-provided and crowd-sourced data. The more data we capture and inject into our machine learning models, the smarter and more accurate they become. Due to the incredible strength and accuracy of our models, we can extract more data from the roadways than ever before possible, and generate rich multi-dimensional insights for our customers about what is happening in real-time. In addition, we use AI-driven predictive analytics to forecast what will happen in the next five minutes, in 12 or 24 hours, and even days and months into the future. From these insights, customers can make better informed proactive decisions and achieve improved operational efficiency through a more strategic allocation of resources. All of this is facilitated by our proprietary Rekor One™ intelligence platform.

Fueled by Data and Artificial Intelligence

At the core of all our intelligent infrastructure solutions is the Rekor One intelligence platform. Fueled by rich data and powered by AI, Rekor One is purpose-built to be a single source of truth and insights serving multiple customer segments and multiple missions. From Rekor One, we can simultaneously deliver vertical-specific solutions for traffic management, public safety, and commercial markets.

With the Rekor One platform as our foundation, we collect and transform data into information, and information into knowledge to give governments and businesses a comprehensive picture of roadways, vehicles, traffic, incidents, and more. Our solutions deliver unrivaled insights that increase roadway safety, efficiency, and sustainability while enabling safer, smarter, and more connected cities and communities.

Built on the foundation of Rekor One, we deliver vertical-specific solutions for traffic management, public safety, and commercial markets.

Example use-cases we can support include:

●	Traffic management and analytics
●	Predictive traffic congestion modeling and forecasting
●	Roadway monitoring and incident detection and response
●	Support systems for integrated corridor management
●	Electric vehicle adoption and charge station planning
●	Commercial vehicle and tonnage monitoring and analysis
●	Real-time emissions analysis, sustainability, and green initiatives
●	Live and archival HD video management and traffic surveillance
●	Law enforcement and intelligence-based policing
●	Contactless compliance and enforcement
●	Vehicle and license plate recognition for public safety

The Road Ahead

We believe the world is at an inflection point. In the next five years, governments will make significant investments to improve aging infrastructure, roadway conditions, and public safety via modern, efficient, and connected infrastructure. Recent technological developments such as artificial intelligence, the internet of things, edge- and cloud-based computing, and advances in rich data management have put us in a unique position to help revolutionize mobility through intelligent infrastructure and close the gap between rapidly evolving technology and aging, legacy infrastructure. These are not just our aspirational goals, but things we’re working on now. By aggregating data from optical sensors, connected vehicles, and third-party providers, processing it using artificial intelligence, and packaging it to provide real-time insights and long-term solutions for intelligent infrastructure, we sustainably help governments and businesses address both issues of aging infrastructure and the unprecedented mobility, public safety, economic, and environmental challenges they face.

We believe our leadership in intelligent infrastructure solutions, advanced technology, and breadth of use cases across multiple industries puts us in an advantaged market position at the forefront of developing a new economy and poised to unlock massive gains as we provide governments and businesses with new products and services that use trillions of intelligent infrastructure interactions to increase safety and sustainability, drive revenue, and power innovation for the benefit of billions of people.

Our operations are conducted by our wholly-owned subsidiaries, Rekor Recognition Systems, Inc. (“Rekor Recognition”) and Waycare Technologies, Ltd. (“Waycare”).

Platforms, Products, and Solutions

We generate revenue through the sale of software and software related data services as well as through the sale of associated hardware and peripheral products. Our Rekor One™ platform has been designed as the engine of a unifying operating system that supports the assimilation analysis and distribution of the data generated from these products and services as well as data incorporated from other sources. While we expect to continue to provide long-term licenses with maintenance contracts in the case of certain strategic partnerships and customized fulfillment for large customers, we expect the bulk of our current solutions to be sold through subscriptions using a software as a service (“SaaS”) sales model. In some cases, these subscriptions are associated with hardware sales, while in others they are provided for use with existing systems. An advantage of the Rekor One™ platform is that it is designed to enable customers to subscribe to our software services for use on a network of existing sensors and then supplement and upgrade the network over time using our custom-designed proprietary sensor systems.

Rekor One™ Intelligence Platform

Rekor One™ was purpose-built to be our foundation as a single AI-powered intelligence platform designed to serve multiple missions. Rekor One™ is a modular, configurable, rapid development platform that houses the machine learning models and other proprietary technology that power all our business lines and solutions, including Rekor One™ for Traffic Management, Rekor One™  for Public Safety, and multiple commercial use-cases.

Rekor One™ and all our intelligent infrastructure solutions powered by Rekor One™ use industry leading security technologies and standards to protect all captured and connected data from unauthorized access or use. We use end-to-end encryption and proprietary data filters as additional protective measures. Data that we capture is used to feed our services and solutions under strict privacy protocols. Customers can access their data 24/7 until it is purged and have the flexibility to manage their data retention periods based on their needs and local regulations. Our platform also uses AWS GovCloud hosting for secure data handling and is stored in secure databases where only authorized system admins have access. Additionally, Rekor One™ incorporates Rekor’s privacy filter to strip personally identifiable information (“PII”) from data using our proprietary algorithm that is completely irreversible.

Rekor One™ Traffic Management Solutions

Our suite of Traffic Management solutions is powered by the Rekor One™ intelligence platform and its proprietary data, artificial intelligence, and machine learning technologies. Within the Traffic Management vertical, we provide a wide range of solutions that can benefit cities, states, municipalities, departments of transportation and transit agencies. These products include software modules for Roadway Monitoring and Response (“RMR”), Traffic and Infrastructure Analytics (“TIA”), and our Live and Archival Traffic View (“LATV”). In all instances, our Rekor One™ Traffic Management solutions include a subscription that allows customers to effectively digitize their data resources from existing infrastructure and leverage that data with third-party data and software based services we provide. As described below, these solutions give them advanced tools to make critical real-time decisions as well as develop long-range strategies that improve the lives of their citizens.

Rekor One™ Traffic Management - Roadway Monitoring and Response

Powered by Rekor One™, our RMR solution is a full-scale cross-agency incident detection and management solution that allows customers to effectively implement incident detection and management within their existing workflow and gain real-time access to vital information needed to rapidly identify, manage, and recover from incidents.

The RMR solution is used to identify and verify incidents as well as assist in responding to and clearing them. It uses Rekor’s proprietary technology to detect anomalies and irregularities in traffic patterns, understand when incidents happen, and even identify areas of high risk where incidents can potentially occur in the future. These tools make incident detection far more reliable and efficient. Departments of Transportation (“DOT”) are now able to quickly identify the anomalies and incidents on roads in real-time and see them displayed on a user-friendly live map interface. Dashboards provide comprehensive monitoring of roadways and the ability to share information with partner agencies and directly to the public in real-time. RMR also includes reporting capabilities to archive incident and event information, and analytics to help users better understand trends, patterns, and planning. This helps the DOT to make proactive decisions based on the incident spot and immediate incident alarm, providing accurate information about what is happening in the public passageway using the existing surveillance infrastructure. Users are quickly notified of incidents and are alerted to areas of risk identified by our algorithms using multi-sourced data and trends. These insights are just a part of our suite of traffic management solutions which provide a wide array of analytics, reports, data sharing, public communications, and unique HD video management features to help support planning, situational awareness, operations that is vital for our customers.

The RMR solution provides dedicated modules that are tailor-made for different users, including modules for traffic management centers, freeway service patrol, first responders, maintenance crews, and transit. Each module provides unique value to individual users, while our proprietary platform brings them all together into one seamless environment. Customers can integrate their current roadside cameras and other devices to feed information directly into the RMR solution and can deploy our advanced IP optical edge devices and cameras to gather additional data from the roadway in real-time. This, in combination with third-party data including data from connected vehicles, GPS, events, construction, weather, and a number of other sources, provides a truly complete view of the roadway and infrastructure systems for customers. These improvements over the traditional incident management infrastructure, and the benefits they offer, have gained significant attention from governing authorities across the globe.

Rekor One™ Traffic Management – Traffic and Infrastructure Analytics

Traditional approaches to capturing data for roadway and infrastructure analytics and planning employ expensive, manual processes that use antiquated technology to capture a fraction of the information needed for a fraction of the time. Powered by Rekor One, our TIA solution enables customers get access to comprehensive, de-identified traffic and infrastructure analytics that not only provide instant information on current roadway activity, but also historic information, so that planners and engineers can track patterns, trends, and formulate decisions using both real-time and complete archival data. Customers access their dashboard on web-based cloud instances and review on-demand traffic reports and analytics that breakdown vehicle volumes and patterns, vehicle classification, estimated tonnage, electric vehicle adoption and volume, average greenhouse gas emissions, smog scores, average speed over distance, along with many other tailored views that a customer may select. Customers can easily group different geographies and regions and compare them against one other, drill down into specific dates and times of interest, and even export raw data to further pursue their planning needs. In addition, customers can easily leverage live stream HD video from the edge of the roadway at any time to meet their core missions via our deployed advanced IP optical edge devices and cameras that gather volumes of de-identified data from the roadway in real-time.

Our TIA solution can also be of immense value for commercial entities. Many businesses need to understand the vehicle flow, patterns, types, and other important analytics regarding vehicles around their businesses. In addition, the vehicle recognition technology that we deploy to capture this data can be readily leveraged to accomplish a wide range of commercial use-cases. Whether it is a quick-service restaurant that wants to easily identify repeat customers so they can present them with their favorite orders and facilitate contactless payment, or it is a shipping and logistics provider that wants to understand and control the flow of vehicles coming in and out of important areas, our cutting-edge technology can facilitate it.

Rekor One™ Traffic Management – Live and Archival Traffic View

Our LATV solution provides highway departments and other agencies an inexpensive and scalable way of delivering more detailed and comprehensive situational awareness of what is happening on their roadways. Many of them already have legacy infrastructure in place to provide situational awareness on the roadway, but much of it focuses only on major roadways, provides limited storage capacity and relies on expensive equipment that often delivers less quality and resolution than is desired. Our LATV solution offers live stream HD video from the edge of the roadway that users can access on-demand. Multiple locations are easily networked and viewed through an optimized web-based dashboard. Users can quickly review and assess locations of interest for instant situational awareness and also search and retrieve archival footage of interest that can be stored on our edge devices for up to 30 days. Authorized agencies are also able to easily share key video footage via secure public and private links.

Rekor One™ Public Safety

Our public safety solution includes license plate and vehicle recognition technology that can analyze multi-spectral images and video streams using AI trained algorithms. It can concurrently extract license plate data by state or province from many countries, together with the vehicle’s make, model, color, body type, and direction of travel. Our technology can also capture subtle and unique vehicle characteristics including rust, the presence of a roof rack, mismatched paint, or the like, so law enforcement can leverage that information for investigative policing and forensics. When combined with high performance reads, parallel processing capability and best-in-class hardware accessories, such as optical sensors and communications modules, the solution captures license plate data and vehicle characteristics across multiple lanes at high vehicle speeds with a high degree of accuracy. Our optical sensors are also able to effectively operate in unusually difficult conditions, such as low lighting, poor weather, extreme camera viewing angles, and obstructions.

Rekor One™ Public Safety - Rekor Contactless Compliance

Rekor’s Contactless Compliance application delivers a turnkey information and citation management solution for cities, states, and municipalities for both primary and secondary offenses. Our plate-based Contactless Compliance product provides a safe, equitable, and unbiased enforcement method that requiresno human involvement. Rekor’s contactless compliance programs issue notices and/or send information to registered vehicle owners when a non-compliant vehicle is detected by an optical sensor. Non-compliant vehicles are any vehicles actively detected to be violating the law or otherwise requiring a compliance notice. Non-compliance may include uninsured vehicles, vehicles with expired registration, and vehicles with outdated emissions/inspection statuses. Our contactless compliance programs also include red light and speed violations which have an immediate impact to the safety of others on the road. We provide an application programming interface for third-party payment gateways for credit card transactions to accommodate both phone and web payments. The interface can also automatically record payments in the system and provide functionality to research, manage unapplied payments and reconcile receipts. A full call-center is also provided with our Contactless Compliance product to help facilitate payment or information distribution to non-compliant citizens remotely. We have active deployments of our contactless compliance solution scanning millions of plates and delivering thousands of notices/tickets, including a program for the State of Oklahoma that facilitates enrolling uninsured motorists as well as a number of Automated Traffic Safety Enforcement (“ATSE”) deployments enforcing red light and speed violations.

Rekor One™ Public Safety - Rekor Scout™

Rekor Scout provides accurate license plate and vehicle recognition on nearly any IP, traffic, or security camera and can be subscribed to separately for use with existing camera or sensor systems. It displays results on a web-based dashboard that can be accessed from anywhere by any authorized user. The platform connects to National Crime Information Center (“NCIC”) lists and permits the agency to establish customized hotlists with alerts, apply customized data retention policies and share data with other agencies. Vehicles listed on "blacklists" (stolen, terrorists, amber alerts, etc.) generate an alarm in the dispatching room so that they can be intercepted by a patrol. Millions of cars per week are automatically checked in this way.

Rekor One™ Public Safety - Rekor Blue™

Rekor Blue™ is our premier smartphone app designed specifically for law enforcement. Built using the same recognition engine as Rekor Scout™, it  delivers public safety officers advanced data capture in the palm of the hand, providing access to extremely accurate license plate recognition in areas not covered by stationary or mobile sensors, even without network connectivity. Rekor Blue™  retrieves vehicle license plate number and state of registration and automatically organizes information by sessions, capturing date, location, and timestamp. Verified Rekor Blue™ reads can then sync with the Rekor Scout™ environment and users can receive in-app alerts using plate matches from custom and connected hotlists. With on-device encrypted lists and data, Rekor Blue™  is compliant with the Federal Bureau of Investigation’s Criminal Justice Information System (“CJIS”).

Additional Software Products Supporting Transportation, Public Safety and Commercial Use-Cases

There are many uses for automated recognition systems that provide vehicle identification faster, and more accurately and efficiently without having to increase the number of monitoring personnel. Our solutions are used for car park management, retail park security, weighbridges, tolling, bus lane enforcement, and other intelligent transport applications. Since the acquisition of our industry leading vehicle recognition systems in 2019, we have refined and rebranded our software to highlight different software services and released several hardware products packaged with preloaded versions of our vehicle recognition engine. These can provide an advanced turnkey system for LPR and vehicle recognition at-the-edge. We have also developed a broad range of vehicle recognition product and service lines, starting with security and parking operations and expanding into roadway compliance program operations, auto wash and service, quick service restaurants and drive-in retail. We have also launched a robust eCommerce portal on the OpenALPR.com site, enabling customers to conveniently purchase software products with just a credit card and a click. This allows owners to immediately enhance their business operations while reducing the operating cost for us.

Rekor CarCheck™

Through our eCommerce platform, we offer commercial versions of Rekor Scout which are sold as a subscription service. Rekor Scout for commercial users includes specialized offerings that bring value to a variety of industries including parking, retail, logistics and security. In addition, we also offer an API of our vehicle recognition technology for commercial applications under the name Rekor CarCheck™. This API supports nearly any programming language, analyzes still images of vehicles from different countries and responds in seconds with accurate license plate data, vehicle make, model, body type and color. Rekor CarCheck is also sold through a subscription-based plan and is used by a broad range of industries for various use cases. Any mission that has a need for cost-efficient state-of-the-art vehicle and/or license plate recognition can benefit from the use of Rekor CarCheck™.

AutoNotice™

AutoNotice™ is a cloud-based financial management application. AutoNotice provides a plate-based management account system that offers our customers a multi-tiered database that can assist with most record management operations. AutoNotice also provides an application programming interface for third-party payment gateways for credit card transactions to accommodate both phone and web payments. AutoNotice can automatically record payments in the system and provide functionality to research, manage unapplied payments and reconcile receipts.

Hardware Products

We also have a unique and differentiated portfolio of AI-based state-of-the-art hardware products purpose-built to optimize the value of our software as well as bring the advantages of edge processing to any capture of real-time roadway data. Our edge processing systems provide for the execution, directly on the device at the point of capture, of data aggregation and manipulation as well as other artificial intelligence routines. This allows our customers to capture, process and transform roadway data at the source and in real-time, so it can be deployed quickly and affordably with reduced bandwidth requirements. Rekor’s law enforcement products and services also include speed trailer and other in-car and mobile vehicle recognition devices.

Rekor Edge Series

Our Rekor Edge Series is a family of mountable vehicle recognition systems that seamlessly capture and process vehicle data. Multiple configurations are available depending on read distance, traffic speed, and lane coverage needs. All Edge Series devices can easily mount to a building or pole and be optionally solar-powered. Features of all Edge Series devices are:

●	Operation Ready: On-device video processing, 1920x1080 HD Camera(s), Capture speeds up to 120 mph, Cover 1-6 lanes/300 ft max range
●

State-of-the-Art Recognition: Advanced vehicle recognition with plate, make, type, color, and direction of travel, accurate in day/night and all-weather conditions, read paper, temporary, and vanity plates, real-time alerting

●	Powerful Performance: Outdoor rated, IP66/IP67, NEMA4, 4G LTE, Ethernet ready, ready connection to Rekor Scout Cloud or on-prem

Rekor Edge Pro

Rekor Edge Pro is a complete vehicle recognition solution that can be used on a standalone basis or integrated into a network. Engineered for roadway speeds up to 70 mph, 1-2 lanes, and 75 ft max range, the system can be deployed in neighborhoods, campuses, business districts, and also be used for parking and access control. It captures and processes data on-device within a durable enclosure. The unit is simple to install and features optional solar power that expands the number of locations where Rekor Edge Pro can meet the customer’s needs.

Rekor Edge Max

Rekor Edge Max is also a complete vehicle recognition solution that can be used on a standalone basis or integrated into a network. Engineered for high-speed primary roadways and highways up to 120 mph, 3-4 lanes (up to 6 lanes with dual cameras), and 300 ft max range, Edge Max seamlessly captures and processes vehicle data on-device and from advanced distances. The system features a durable enclosure, onboard modem, easy mounting, optional solar power, and can be configured with two cameras to increase capture range.

Competitive Strengths

Our patented technology has been featured by prominent outlets and has enabled us to further develop our global, expanding footprint. Our award-winning proprietary technology and customer service has allowed us to win competitive bids against legacy incumbents. To date, we have not seen a peer that can provide the breadth, depth, and sophistication that we can on a single integrated platform that can serve multiple missions and agencies. We will continue working hard to capitalize on our first mover advantage and will continue to invest in the company competitiveness and key differentiators.

In the traffic management, public safety, and commercial markets, we believe we have, and can further develop a range of competitive strengths:

●

Solutions, Not Just Data. Many industry customers are being challenged by a massive amount of data coming from a wide range of sources. A typical department of transportation may see multiple gigabytes of data per day coming from their existing infrastructure while there are multiple terabytes and petabytes of data available from connected vehicles and other third-party sources. With massively increasing volumes of data, many agencies are unable to cope with the velocity, volume, and quality of incoming data, let alone leverage the data and transform it into real, actionable solutions that are built into their daily workflow. We are bridging the industry gap that exists between data and actionable solutions by turning data into information, and information into knowledge and insights through our proprietary technology, solutions, and platform.

●

A Single Source. As customers look to source technology solutions from organizations, they are met with a fragmented industry and a broad list of organizations providing only patchwork of disconnected products to meet their varying needs, all of which require separate sourcing through separate vendors. The fact that we are infrastructure and data agnostic and can leverage the same core Rekor One intelligence platform to serve multiple missions and agencies allows us to be a single source provider to meet the needs of the traffic management, public safety, and commercial markets. Whether it is license plate or vehicle recognition, analytics, incident management, smart IoT and IP devices at the Edge, or any other of the wide range of solutions we provide, customers can come to a single source that delivers a platform of solutions for them to access.

●

Cross-Agency Functionality. The Rekor One intelligence platform supports multiple missions with the same, unified operating system. Rekor One provides government agencies with a comprehensive infrastructure intelligence system that provides actionable solutions so that agencies can make real decisions with real-time information. Governments can leverage their existing IP cameras and transform them into a safe and smart multi-dimensional intelligent roadway network. By building our platform directly into agency workflow, customers can use our solutions as a force multiplier, getting more value and addressing growing concerns across the industry around safety, equity, and sustainability.

●

Industry Leading Privacy & Security. We use industry leading security technologies and standards to protect all captured and connected data from unauthorized access or use. We leverage end-to-end encryption and proprietary data filters as additional protective measures. Data that we capture is only used to feed our services and solutions. We do not share any PII. Customers can access their data 24/7 until it is purged and have the flexibility to manage their data retention periods based on their needs and local regulation. Our platform also uses AWS GovCloud hosting for secure data handling which is also stored in secure databases where only authorized system admins have access. Additionally, PII is stripped from data using our proprietary algorithm that is completely irreversible.

●

Higher Accuracy and Capture for Vehicle Recognitions. Most vehicle recognition systems currently in place are accurate only within specified parameters of vehicle speed, viewing angles and lighting conditions. Many also only capture vehicle license plate information with limited or no vehicle recognition information. Our AI software achieves superior accuracy rates under broader parameters of vehicle speed, camera viewing angles and lighting conditions, even capturing plates and vehicle traits through windows. Additionally, we can not only determine the make, model, body type and color of a vehicle, in addition to the number and resident jurisdiction of a license plate, but we are also capturing unique vehicle signatures such as rust, damage, roof racks, and other traits that can be used to further investigation efficacy. This significantly enhances the value of our products and services as compared to systems that provide more limited recognition data and/or lower accuracy rates.

●

Intelligence-Based Policing. Our ability to capture comprehensive data can allow us to detect patterns and analytics around vehicles of interest for law enforcement. 70% of all crime involves a vehicle, and vehicle analytics is a core differentiator for us. As we build and extend our vehicle analytics capabilities, intelligence-based policing is a real deliverable that we can provide to law enforcement, fulfilling a need that has been unmet for years.

●

Functionality with any IP Cameras. The optical character recognition-based systems marketed by our competitors in the public safety and vehicle recognition market often require customized cameras. Our AI software supports images and vehicle recognition captured by almost any digital camera that provides images that can be sent over the internet. This allows us to be completely infrastructure agnostic, and to deliver products and solutions using relatively inexpensive, consumer-grade, mass-market components that are readily available, significantly smaller, lighter, and less expensive than products currently being used. This allows us to scale quickly across geographies and to enhance the 3rd party data that we ingest, filling gaps and getting a full view of the roadway.

●

Edge Processing. Our hardware delivers low latency alerting via defined edge processing happening at the edge of the network. This is very valuable to enable applications where real-time processing of data is required, and where speed and scale without the need for expensive infrastructure such as fiber is required.

Customer Segments and Markets

We provide our technology and solutions to customers in 80 countries around the world. Many of the markets we serve currently rely on legacy, outdated physical infrastructure, or are in the early stages of technology adoption, and present strong growth opportunities. Current customers include cities, states, municipalities, departments of transportation, transit agencies, law enforcement agencies, highway authorities, parking system operators, private security companies, and wholesale and retail operations supporting logistics, quick service restaurants and customer loyalty programs. We have entered into pilots, proof of concept, and full-scale deployment agreements with multiple cities throughout the Americas. We will continue to sell perpetual licenses and hardware when a business opportunity arises, but our core business model is focused on SaaS offerings and services with recurring annual revenues. Our eCommerce site and our recently launched iOS and Android apps allow us to serve smaller organizations and individuals at scale using a low-touch, self-service recurring revenue model.

We believe that the market for our solutions and services is very large, with a total addressable market in the intelligent infrastructure segment that has been estimated to grow to $148 billion by 2026. Within this total addressable market, there are a wide range of market segments that we look to address, including: intelligent transportation systems; smart mobility, traffic analytics, incident detection and location systems; traffic management, parking management and enforcement; safe and smart cities and roadways; vehicle regulatory compliance programs; government, military, corporate, community and personal security; commercial real-estate; insurance; advertising; wholesale and large retail logistics and customer loyalty programs; as well as public safety.

The vertical-specific solutions powered by our Rekor One intelligence platform have only been offered since 2020. As they continue to gain adoption by both government agencies and commercial entities, we believe that our competitive position will continue to accelerate.

Business Drivers and Growth Strategies

We believe that the intelligent infrastructure industry is today at the epicenter of converging forces that will drive changes in the way government agencies and businesses operate. With rising safety concerns on the roadway and an increasing consensus about the need to improve aging infrastructure, we have seen a desire for agencies to adopt new technologies and, better manage an influx of massive amounts of data that is difficult to transform into solutions. An example of this is the significant increase in government funding now committed to expand and digitize transportation infrastructure in the United States. There is also a specific focus on deploying solutions that are scalable, efficient, equitable and sustainable.

Rapid urbanization, increased globalization, and increased awareness about the human impact on the planet are all driving factors for intelligent transportation and infrastructure. We believe that our growth will be impacted by increased appreciation of the improvements in security, public safety and business intelligence that can be provided by our products and services. As better and more timely information is made available about the conditions on the roadway and within the boundaries of a city or municipality, more stakeholders will want to make use of this information for different purposes. This includes a growing appreciation of the benefits that smart cities and smart highways can provide.

A core strength for us is that we use AI to extract information about the movements of vehicles and other objects on the roadway to enhance safety, increase operational efficiencies, reduce congestion and improve the environment. We believe this can play an important role in enabling intelligent roadways and smart cities. Organizations, including original equipment manufacturers (“OEMs”) in the transportation industry are beginning to focus on how to leverage connected vehicle data with AI to improve safety. As we continue to build partnerships and further enhance our solutions with data, we will begin to not only ingest information but also help facilitate the delivery of information back to citizens in real-time.

We plan to continue to pursue the growth of our Rekor One™ platform across relevant systems to provide infrastructure information to different state municipalities. The development of the Rekor One platform to share information among multiple agencies to support a variety of community safety, intelligent roadway and revenue generation activities has been a conscious part of our “land and expand” growth strategy.

As an organization, we are focused on scaling our resources to support substantial growth within the industry through the expansion of customers, products, services, and partnerships. Our land and expand strategy not only involves expanding the services and solutions we provide to existing customers, but also facilitating cooperation between our existing customers and new customers that can be part of an expanded network of information.

As we work to develop our sales and marketing capabilities, we expect our efforts concerning products and services to be concentrated principally on subscription-based solutions, with hardware sales used primarily as a driver for such subscriptions.

We may also use a portion of our cash on hand and common stock for acquisitions or strategic investments in complementary businesses, products, services, or technologies, including companies that might benefit from the use of our technology. However, we do not have agreements or commitments to enter into any such acquisitions or investments at this time. We are looking to be a leader in the industry through organic growth and accelerate our growth and expand our capabilities through strategic partnerships, mergers and acquisitions.

Competition

Our current strategy focuses on providing actionable solutions to several markets within the intelligent infrastructure industry. There are a wide range of competitors who provide products and services across parts of our product portfolio as well as within the industry. We categorize our competitors into four types, data creators, data aggregators, insights platforms, and smart city technology providers.

●	Data creators are companies who are creating and collecting data from the field (i.e. via sensors, cameras, vehicles, or other hardware).
●	Data aggregators are data providers with the ability to consolidate and ingest multiple comprehensive datasets and sell these to their customers.
●	Insights platforms competitors are technology providers that ingest multiple sources of data and provide a comprehensive, integrated analytics platform that delivers insights.
●	Smart city competitors are companies providing technology solution suites (which may or may not include their offerings) to implement and support “Smart City” functionality.

We also have competitors solely focused on Automatic License Plate Recognition ("ALPR") and vehicle recognition technology in security and public safety applications. Data-focused competitors who are compiling and selling data in some cases also act as a data source partner for us. Additionally, we face competition in certain automated safety solutions from other vendors in the areas of red-light, tolling, uninsured vehicle photo enforcement and speed photo enforcement.

In some cases, the continued success of our go-to-market strategy will depend on our ability to develop an appreciation for the value of new or significantly different offerings than are currently available to the market.  In others, our products and services will need to  either appeal to or outperform established industry participants.  Where established markets for our products and services exist, they are characterized by long established relationships. To participate in these markets, we will need to play a role in evolving industry standards and work to gain recognition of the price and performance characteristics of our products. Many of our potential partners and  competitors are in a position to be more competitive through aggressive pricing of currently established products, and may compete by seeking to imitate the Company’s products or even infringe on its intellectual property.

Principal competitive factors important to the Company include design innovation, product and service features (including security and privacy features), relative price and performance, product and service quality and reliability and service and support. Where we are not able to partner with established participants, we will need to further develop our marketing and distribution capabilities and our corporate reputation in the market segments we compete in. The Company faces substantial competition in the transportation and public safety markets from companies that have significant technical, marketing, distribution and other resources, as well as established hardware, software, and service offerings with large customer bases. In addition, many of the Company’s competitors in these markets have a larger installed base of active devices.

Most of our competitors only compete in a subset of the market, focusing on their hardware, or leveraging third-party data for a solution. We believe we can differentiate ourselves from our competition using our ability to provide solutions across a wide range of use-cases by (1) more efficiently collecting reliable data from existing infrastructure, (2) aggregating that data with third-party data, (3) processing the data using superior analytical tools, and (4) distributing datasets and actionable insights tailored to the individual needs of multiple agencies through a single platform. We can deliver solutions that meet customer needs across the value chain by using and upgrading existing infrastructure, combining data from the infrastructure with third party data and providing valuable real time, historical and predictive insights drawn from the data to multiple consumers.

Marketing and Sales

We offer our products, solutions, and services in various markets.  Our primary route to market is direct to the end-user via a high-touch consultative sales process.  We have strategic alliances and national level partnerships that help us extend our reach and bundle our technology into purpose-built solutions for various market segments.  Our rapidly expanding direct sales force is organized into groups aligned to the Intelligent Traffic Systems (“ITS”) chapters.

As we engage further with the DOT and municipalities, we will continue to keep a very focused effort on the law enforcement communities.  Our market-leading solutions continue to provide significant value to those communities, and we will continue to extend that value into an intelligence-based policing framework. Because our technology gives us the ability to understand vehicle characteristics and behaviors above and beyond simple license plate capture, we can support new methods of intelligent policing and regulatory compliance.  In 2022, we also plan to extend our reach into smaller communities through a concentrated inside sales effort and will continue to service the medium-large police departments through our direct sales representatives.

As our primary market is state and local government, the majority of our sales efforts end up in a request for proposal process.  In 2022, we will be significantly expanding our proposal team to capture and submit more proposals in total as well as expanding our ability to submit concurrently.

eCommerce

Through our eCommerce platform, we allow businesses and individuals to conveniently purchase a full range of our high-value vehicle recognition solutions with just a credit card and a click. The eCommerce platform enables self-service sign-up and a range of subscription options while also acting as a funnel directly to sales support if customers need more information. In 2022, we plan to launch our first hardware device for sale directly through the eCommerce platform. This device is our Edge Pro camera system that has our ALPR software already preloaded and enables customers to activate AI-based vehicle recognition services through a subscription online or by telephone. We plan to launch the product onto the website and ship it to customers globally with the option to add enhancements for solar power and various pole configurations.

Research and Development

Because the industries in which we compete are characterized by rapid technological advances, our ability to compete successfully depends heavily upon its ability to ensure a continual and timely flow of competitive products, services and technologies to the marketplace. We continue to develop new technologies to enhance existing products and services, and to expand the range of its offerings through research and development, licensing of intellectual property and acquisition of third-party businesses and technology. We must also keep pace with our customers’ technical developments, satisfy industry standards and meet our customers’ increasingly demanding performance, productivity, quality and predictability requirements. Therefore, we expect to continue substantial investments in research and development.

Proprietary Technology and Intellectual Property

We currently hold a collection of intellectual property rights relating to certain aspects of our hardware devices, accessories, software, and services. This includes patents, copyrights, trademarks, service marks, trade dress and other forms of intellectual property rights in the U.S. and foreign countries. Although we believe the ownership of such intellectual property rights is an important factor in our business and that its success does depend in part on such ownership, we rely primarily on the innovative skills, technical competence and marketing abilities of our personnel.

We regularly file patent applications to protect innovations arising from its research, development and design, and is currently pursuing multiple patent applications.

Acquisitions

On August 18, 2021, we completed the Waycare Technology Acquisition.

Additional information concerning the Waycare Technology Acquisition is provided in this Annual Report on Form 10-K under ITEM 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

Human Capital Management

Our employees represent the best and brightest in our industry and the talent we select to be a part of our team defines our culture and success. Our global workforce is highly educated, technical and specialized, with a substantial majority of employees working in technical roles.

As of March 31, 2022, we had 250 employees, of which 249 were full-time and one was considered part-time. We consider our employee relations to be good. To date, we have been able to locate and engage highly qualified employees as needed and do not expect our growth efforts to be constrained by a lack of qualified personnel.

Seasonality

We generate revenues from licensing and subscriptions to our products and services. Therefore, we do not currently anticipate a significant seasonality impact on our revenues. Should our penetration of tolling and other markets involving per recognition fees expand, we would expect to become more subject to seasonal traffic patterns.

Insurance and Risk Management

We maintain insurance covering professional liability and claims involving bodily injury, property and economic loss. We consider our present limits of coverage, deductibles, and reserves to be adequate. Whenever possible, we endeavor to eliminate or reduce the risk of loss on a project through quality assurance and control, risk management, workplace safety, and other similar methods.

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

ITEM 1A. RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks occur, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Relating to Our Corporate Structure and Business

We are currently not profitable, and we may be unable to become profitable on a quarterly or annual basis.

For the year ended December 31, 2021, we had a loss from continuing operations of $26,777,000. We cannot assure that we will be profitable in the future or that our financial performance will sustain a sufficient level to completely support operations. Our ability to become profitable in future periods could be impacted by government activity and regulation, economic instability and other items that are not in our control, and the continuing effects of the COVID-19 pandemic. A significant portion of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. In addition, we have experienced and expect to continue to experience significant expenses related to acquisitions and the development of new products and services. Our strategic transition to a technology-based company focused on vehicle recognition systems will require us to generate sufficient new revenues from the vehicle recognition market to support our business plan while continuing to operate as a public company. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund operations and achieve our business plan and could cause the market price of our common stock to decline.

We rely, in part, on third-party data providers and existing camera networks to grow our business. If we are unable to enter into agreements with third-party data providers or successfully maintain them, our growth may be adversely impacted.

We rely, in part, on access the third-party data and access to existing camera networks to grow our business. The majority of the third-party data agreements allow us to access connected vehicle data, existing camera networks or other data services, thereby increasing the data points used in our solutions.

Any agreement we enter into with a third party may not be on favorable terms, and the expected benefits and growth from these agreements may not materialize as planned. Despite our past experience, opportunities to grow our business through third-party data may not be available to us in the future.

The market for our Rekor One platform is new and unproven, and may decline or experience limited growth and is dependent in part on our ability to attract new customers to adopt our platform and use our services.

The market for an ecosystem that connects government agencies, service providers and, ultimately, drivers is relatively new and some aspects of it are unproven, therefore, it is subject to several risks and uncertainties. We believe that our future success will significantly depend in large part on the growth, if any, of this market. The use of advanced vehicle recognition systems and marketplace data to obtain data on vehicles, drivers and the environment is still relatively new and consumers may not recognize the need for, or benefits of, our platform and solutions. Moreover, if they do not recognize the need for and benefits of our platform and solutions, they may decide to adopt alternative services to satisfy some portion of their business needs.

Our ability to expand the market that our platform and solutions address depends upon a number of factors, including the cost, performance and perceived value associated with them. The market for our platform and solutions could fail to grow significantly or there could be a reduction in demand for its services as a result of a lack of acceptance, technological challenges, competing services, decreases in spending by current and prospective customers, weakening economic conditions and other causes. If our market does not experience significant growth, or demand for our services decreases, then our business, results of operations, and financial condition could be adversely affected.

We depend on component and product manufacturing provided by outsourcing partners, most of which are located outside of the U.S.

We rely on single-source outsourcing partners primarily located in Asia to supply and manufacture many components of substantially all of our hardware products. Any failure of these partners to perform can have a negative impact on our cost or supply of components or finished goods. In addition, manufacturing or logistics in these locations or transit to final destinations can be disrupted for a variety of reasons, including natural and man-made disasters, information technology system failures, commercial disputes, military actions, economic, business, labor, environmental, public health or political issues, or international trade disputes.

Our internal investments and go-to-market strategy may place downward pressure on our operating margins.

To increase our revenue growth, we continue to invest in our business, including investments into new markets as part of our go-to-market strategy and investment in continuous innovation and product development to expand the suite of solutions we provide to our customers. Our operating margins may experience downward pressure in the short term as a result of these investments. Furthermore, our investments may not produce the expected results. If we are unable to successfully execute our go-to-market strategy, we may experience decreases in our revenues and operating margins.

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

The cloud-based services and AI-based product markets in which many of our products and services compete are characterized by rapid technological change, the frequent introduction of new products and services and evolving industry standards. Our ability to remain competitive will depend in large part on our ability to continue to enhance our existing products and services and develop new service offerings that keep pace with these markets’ rapid technological developments. Additionally, to achieve market acceptance, we must effectively anticipate and offer products and services that meet changing client demands in a timely manner. Clients may require features and capabilities that our current products and services do not have. If we fail to develop products and services that satisfy customer requirements in a timely and cost-effective manner, our ability to renew subscriptions with existing clients and our ability to create or increase demand for our products and services will be harmed, and our revenue and results of operations would be adversely affected.

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

Uncertainties about the effect of our recent and planned acquisitions on employees and customers may have an adverse effect on our Company. These uncertainties may impair our ability to attract, retain and motivate key personnel for a period of time after the acquisitions, and could cause customers, suppliers and others that deal with us to seek to change existing business relationships with us, which may have an adverse effect on our Company. Employee retention may be particularly challenging, as employees may experience an uncertainty about their future roles with us.

The achievement of the benefits expected from the integration of acquired companies may require us to incur significant costs. The incurrence of any such costs, as well as any unexpected costs or delays, in connection with such integration, could have a material adverse effect on our business, operating results or financial condition.

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

Our handling and storage of the data we collect from some of our customers, vendors and employees, and our processing of data, which may include confidential or personally identifiable information, through the services we provide, may be subject to a variety of laws and regulations, which have been adopted by various federal, state and foreign governments to regulate the collection, distribution, use and storage of personal information of individuals. Several foreign countries in which we conduct business, including the European Economic Area (“EEA”) and Canada, currently have in place or have recently proposed, laws or regulations concerning privacy, data protection and information security, which are more restrictive than those imposed in the United States. Some of these laws are in their early stages and we cannot yet determine the impact these revised laws and regulations, if implemented, may have on our business. However, any failure or perceived failure by us to comply with these privacy laws, regulations, policies or obligations or any security incident that results in the unauthorized release or transfer of personally identifiable information or other customer data in our possession, could result in government enforcement actions, litigation, fines and penalties and/or adverse publicity, all of which could have an adverse effect on our reputation and business.

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

This environment demands that we continuously improve our design and coordination of security controls throughout our business. Despite these efforts, it is possible that our security controls over data, training and other practices we follow may not prevent the improper disclosure of personally identifiable or other confidential information.

If an actual or perceived breach of our security occurs, we could be liable under laws and regulations that protect personal or other confidential data resulting in increased costs or loss of revenues and the market perception of our services could be harmed.

Our business could be negatively impacted by cyber and other security threats or disruptions.

We face various cyber and other security threats, including attempts to gain unauthorized access to sensitive information and networks; insider threats; threats to the security of our facilities and infrastructure; and threats from terrorist acts or other acts of aggression. Cyber threats are constant and evolving and include, but are not limited to, computer viruses, malicious software, destructive malware, attacks by computer hackers attempts to gain unauthorized access to data, disruption or denial of service attacks, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release or loss of confidential, personal or otherwise protected information (ours or that of our employees, customers or subcontractors), and corruption of data, networks or systems. In addition, we could be impacted by cyber threats or other disruptions or vulnerabilities found in products we use or in our partners’ or customers’ systems that are used in connection with our business. Our clients and subcontractors face similar threats and/or they may not be able to detect or deter them, or effectively mitigate resulting losses. These threats could damage our reputation as well as our subcontractor’s ability to perform and could affect our client’s ability to pay.

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

The markets in which we operate are in general characterized by the following factors: changes due to rapid technological advances; additional qualification requirements related to technological challenges; and evolving industry standards and changes in the regulatory and legislative environment. Our future success will depend upon our ability to anticipate and adapt to changes in technology and industry standards and to effectively develop, introduce, market and gain broad acceptance of new product and service enhancements incorporating the latest technological advancements.

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

Additionally, during economic downturns, government agencies and companies may slow the rate at which they pay their vendors, or they may become unable to pay their obligations. If our customers become unable to pay amounts owed to us or pay us more slowly, then our cash flow and profitability may suffer significantly.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations, which could subject our business to higher tax liability.

We may be limited in the portion of net operating loss carryforwards that we can offset future taxable income for U.S. federal and state income tax purposes. As of December 31, 2021, we had gross federal and state net operating loss carryforwards, or NOLs, of approximately $51,838,000 and $43,570,000, respectively. A lack of future taxable income could adversely affect our ability to use these NOLs. In addition, future changes in our stock ownership, including through acquisitions, could result in ownership changes under Section 382 of the Internal Revenue Code and may result in a limitation on the amount of NOL carryforwards that could be used annually to offset future taxable income and taxes payable. Our NOLs at December 31, 2021 may also be impaired under similar provisions of state law and may expire unused or underused, which would prevent us from using our NOL carryforwards to offset future taxable income.

Assertions by a third party that our services and solutions infringe its intellectual property, whether or not correct, could subject us to costly and time-consuming litigation or result in settlements or licensing arrangements that could affect our short-term or long-term profitability.

There is frequent litigation in the software and technology industries based on allegations of infringement or other violations of intellectual property rights. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop non-infringing technology or enter into license agreements. Because of the potential for court awards that are difficult to predict, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. In addition, our service agreements may require us to indemnify our customers from certain third-party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling related to any such claims. Competitors may also seek to use these claims and the pendency of associated litigation as a means of attempting to discredit us or make potential customers fearful of using us, which could harm our relationships with our customers, deter future customers from subscribing to our services or expose us to further litigation. These costs, monetary or otherwise, associated with defending against third-party allegations of infringement could have negative effects on our business, financial condition and operating results.

If our services are used to commit intentional or illegal acts, we may incur significant liabilities, our services may be perceived as not secure, and customers may curtail or stop using our services.

Certain services offered by us enable customers to capture data from video images. Although our service agreements require our customers to comply with all applicable laws, we do not exercise direct control overuse or content of information obtained by our customers through the use of our services. If our services are used by others to commit bad or illegal acts, we may become subject to claims and subject to other potential liabilities. Defending against such claims could be expensive and time-consuming, and there is a possibility that we could incur significant liability to entities who were harmed by such acts. As a result, our business may suffer, and our reputation may be damaged.

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

In the event of natural disasters, public health crises, such as pandemics and epidemics, including from the continued effects of the COVID-19 pandemic, political crises, such as terrorism, war, political instability or other conflicts, or other events outside of our control, our business and operating results could suffer. Moreover, these types of events could negatively impact consumer spending in the impacted regions or depending upon the severity, globally, which could adversely impact our operating results.

We may be impacted by macroeconomic conditions resulting from the global COVID-19 pandemic.

Since the first quarter of 2020, there has been a worldwide impact from the COVID-19 pandemic. Government regulations and shifting social behaviors have limited or closed non-essential transportation, government functions, business activities and person-to-person interactions. In some cases, the relaxation of such trends has been followed by actual or contemplated returns to stringent restrictions on gatherings or commerce, including in parts of the U.S., and the rest of the world. During the COVID-19 pandemic, certain industry events at which we present and participate have been canceled, postponed or moved to virtual-only experiences, we have encouraged all of our employees to work remotely, and we may deem it advisable to similarly alter, postpone or cancel entirely additional customer, employee or industry events in the future due to the ongoing pandemic. Additionally, we may see our services carrying less revenue-generating traffic in areas subject to “shelter in place” restrictions or related government orders as the population of those areas refrain from traveling and normal commerce activities.

We cannot predict the duration or direction of current global trends or their sustained impact. Ultimately, we continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and we will have to accurately project demand and deploy our solutions, workforce and other resources accordingly. If we experience unfavorable market conditions, or if we cannot or do not maintain operations at a scope that is commensurate with such conditions or are later required to or choose to suspend such operations, our business, prospects, financial condition and operating results may be harmed.

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

As of March 31, 2022, we have a total of 44,949,939 shares of common stock outstanding and 694,876 warrants. Based on shares outstanding as of March 31, 2022, 5,564,807 shares of common stock, or 12.4%, are beneficially owned by our officers, directors and their affiliated entities, and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, 2,322,166 shares of our common stock that are subject to outstanding options, restricted stock units and warrants as of March 31, 2022, will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, and Rules 144 and 701 under the Securities Act.

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

We also expect that significant additional capital may be needed in the future to continue our planned operations. On February 24, 2022, we entered into an At Market Issuance Sales Agreement (the "2022 Sales Agreement") with B. Riley Securities, Inc., as sales agent, to create an at the market equity program, or ATM program, under which we, from time to time, may offer and sell shares of common stock having an aggregate offering price of up to $50,000,000. As of March 31, 2022 the Company issued 728,452 shares of its common stock in exchange for net cash of $3,303,000 under the 2022 Sales Agreement. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the foreseeable future. We currently anticipate that for the foreseeable future we will retain all of our future earnings for the development, operation and growth of our business and general corporate purposes. Any future determination to pay dividends on our common stock will be at the discretion of our Board of Directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Our executive officers, directors, principal stockholders and their affiliates will continue to exercise significant influence over our company, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

As of March 31, 2022, our executive officers, directors, five percent or greater stockholders and their respective affiliates owned in the aggregate approximately 12.6% of our common stock.

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

We are currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a “smaller reporting company,” and have had annual revenues of less than $100 million and public float of less than $700 million during the most recently completed fiscal year. As a “smaller reporting company,” we are subject to lesser disclosure obligations in our SEC filings compared to other issuers. Specifically, "smaller reporting companies" are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited consolidated financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our operating results and financial prospects.

Delaware law and provisions in our certificate of incorporation and bylaws could make a merger, tender offer or proxy contest difficult, thereby depressing the trading price of our common stock.

The anti-takeover provisions of the Delaware General Corporation Law, or the DGCL, may discourage, delay or prevent a change of control by prohibiting us from engaging in a business combination with stockholders owning in excess of 15% of our outstanding voting stock for three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our certificate of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult, including that: the request of one or more stockholders holding shares in the aggregate entitled to cast not less than 35% of the vote at a meeting is required to call a stockholder meeting. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take certain actions you desire.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located at 6721 Columbia Gateway Drive, Suite 400, Columbia, Maryland 21046. We do not own any real property. We do not consider any of our leased properties to be materially important to us. While we believe it is necessary to maintain offices through which our services are coordinated, we feel there are sufficient available office rental properties to adequately serve our needs should we need to relocate or expand our operations.

ITEM 3. LEGAL PROCEEDINGS

On August 19, 2019, we filed suit in the United States District Court for the Southern District of New York against three former executives of the Company who were founders of two related former subsidiaries (the “Firestorm Principals”)—Rekor Systems, Inc. v. Suzanne Loughlin, et al., Case no. 1:19-cv-07767-VEC. On January 30, 2020, we filed a Second Amended Complaint (the “Complaint”). The Complaint alleges that the Firestorm Principals fraudulently induced the execution of the Membership Interest Purchase Agreement wherein Firestorm was acquired by the Company. The Complaint also alleges claims for breach of fiduciary duty, violations of the Computer Fraud and Abuse Act (“CFAA”), conversion, and trespass to chattels arising from the Firestorm Principals’ alleged deletion of company email records. The Complaint requests equitable rescission of the acquisition transaction and monetary damages.

The Firestorm Principals answered together with counterclaims on February 28, 2020. Thereafter, on March 30, we moved to dismiss certain counterclaims against certain directors and officers named as counterclaim-defendants, resulting in the Firestorm Principals voluntarily dismissing the counterclaims against those parties. Thereafter the Company filed its response and affirmative defenses to the Counterclaims on April 22, 2020. On April 27, 2020, the Firestorm Principals filed a Motion for Partial Judgment on the Pleadings, which we opposed. In addition, on December 9, 2019, the Firestorm Principals filed a motion for an interim award of expenses and attorney’s fees. With respect to the Firestorm Principals’ motion for judgment on the pleadings, the Court’s November 23, 2020 order denied that motion in its entirety. In that same order, the Court granted in part and denied in part the Firestorm Principals’ fee advance motion.

On April 27, 2021, the Firestorm Principals filed a notice of motion for partial summary judgment, seeking summary judgment on several of the Company’s claims and the Firestorm Principals’ counterclaims, which the Company, along with counterclaim-defendants Firestorm Franchising, LLC and Firestorm Solutions, LLC, opposed. On March 14, 2022, the Court issued an opinion and order which denied summary judgment to the Firestorm Principals on the Company's main fraudulent omission claim, the conversion and trespass to chattels claims as to Defendants Loughlin and Rhulen and the breach of fiduciary duty claim as to Defendant Loughlin. The Court also denied summary judgment to the Firestorm Principals on their breach of warrants, anticipatory breach of warrants, and anticipatory breach of promissory notes counterclaims and the breach of contract counterclaim asserted by Defendant Satterfield. The Court granted summary judgment to the Firestorm Principals on our CFAA claims, based on recent case law clarifying that such claims do not apply to employees who have authorized access to an employer’s computer and misuse that access, and granted summary judgment on our CFAA, conversion, and trespass to chattels claims against one defendant because Rekor represented it was prepared to dismiss those claims. The Court also granted summary judgment on one breach of contract counterclaim asserted by a company related to the Firestorm Principals, holding that the $25,500 amount at issue could not be set off by or recouped from our damages in the case.

In 2020, the Firestorm Principals filed various suits in New York, Delaware and Virginia against our directors and officers, alleging breach of fiduciary duty and libel. The defendants in the suits moved to dismiss these complaints. At this stage of these litigations, suits against two of the directors have been dismissed. On September 28, 2021, the Court issued an order denying the motion to dismiss one of the actions in Delaware. On October 21, 2021, the Delaware Action defendants filed a motion for reconsideration of the Court’s dismissal order; that reconsideration motion was denied on February 28, 2022. On March 16, 2022, the court in the Virginia Action dismissed the breach of fiduciary duty claim without prejudice (so it can be refiled in Delaware Chancery Court) and denied the motion with respect to the defamation claim on jurisdictional grounds. The defamation claim will now be challenged on substantive grounds.

At this stage of these litigations, we are unable to render an opinion regarding the likelihood of a favorable outcome. We intend to continue vigorously litigating its claims against the Firestorm Principals and believe that the Firestorm Principals’ remaining counterclaims and suits against Rekor directors and officers are without merit.

On January 31, 2020, our wholly-owned subsidiary, OpenALPR, filed a complaint in the US District Court for the Western District of Pennsylvania against a former customer, Plate Capture Solutions, Inc. (“PCS”) for breach of software license agreements pursuant to which software was licensed to PCS. On June 14, 2020, PCS filed its operative answer to the Complaint. On June 21, 2020, PCS filed a motion to join us and another entity, OpenALPR Technology, Inc., as parties to the litigation and made claims against them and counterclaims against OpenALPR for defamation, fraud and intentional interference with existing and future business relationships. On July 13, 2020, OpenALPR filed an opposition to the motion for joinder. On November 23, 2020, the court denied PCS’s Motion for Joinder with prejudice. On August 30, 2021, OpenALPR and PCS filed a joint stipulation of dismissal with prejudice, and the court ordered dismissal of the case with prejudice on August 31, 2021. We consider this matter closed.

On September 18, 2020, Fordham Financial Management, Inc. (“Fordham”) commenced a lawsuit against us in the Supreme Court for the State of New York, New York County. Fordham alleges that we breached an underwriting agreement with Fordham. Fordham has brought claims for breach of contract, a declaratory judgment, and attorneys’ fees and expenses, and seeks damages. The Complaint was served to us on September 25, 2020. We issued a motion to dismiss counterclaims on June 23, 2021. The Court granted Fordham’s motion to dismiss our counterclaims on October 23, 2021. On November 29, 2021, the Company filed a notice of appeal with the Appellate Division and a motion to reargue that decision and order, arguing that the court misunderstood the nature and purpose of the prospectus supplement, which was actually prepared by plaintiff after it set the prices for the 2018 offering. On March 3, 2022, the court denied the motion to reargue. In doing so, however, the court clarified that the dismissal was without prejudice, which would permit the Company to refashion the counterclaims. Meanwhile, the Company’s deadline to perfect its concurrent appeal in the appellate division is May 30, 2022.

At this stage of the Fordham litigation, we are unable to render an opinion regarding the likelihood of a favorable outcome. However, we maintain that Fordham’s claims have no merit. To that end we intend to vigorously litigate this action.

In June 2021, a putative shareholder class action lawsuit (captioned Miller v. Rekor Systems, Inc. et al.) was filed in the United States District Court for the District of Maryland, naming as defendants Rekor Systems, Inc. and certain of its officers. It alleges violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 related to our automatic license plate recognition technology and uninsured vehicle enforcement diversion related business and sought damages on behalf of shareowners who acquired our stock between April 12, 2019 and May 25, 2021. The court appointed a lead plaintiff. In November 2021, the plaintiff filed an order of dismissal, seeking to voluntarily dismiss without prejudice. This matter was voluntarily dismissed without prejudice.

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

Holders

As of  March 31, 2022, there were 73 registered holders of record of our common stock, excluding stockholders for whom shares are held in “nominee” or “street name.” The actual number of common stockholders is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sale of Unregistered Securities

Automatic Conversion of Series A Cumulative Convertible Redeemable Preferred Stock and Series B Cumulative Convertible Redeemable Preferred Stock Following Registered Public Offering

On February 9, 2021, we issued and sold 6,126,936 shares of our common stock, which includes 799,166 shares of common stock sold pursuant to the exercise of an overallotment option (the "2021 Public Offering"). The net proceeds to the Company, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $70.1 million. The shares were sold pursuant to an underwriting agreement with B. Riley Securities, Inc. and Lake Street Capital Markets, LLC, as representatives of the several underwriters named therein and our shelf registration statement on Form S-3 (Registration Statement No. 333-224423) filed by the Company with the Securities and Exchange Commission (the “SEC”) that became effective on April 30, 2018. On February 4, 2021, a prospectus supplement and accompanying prospectus were filed with the SEC in connection with the offering and a related registration statement (File No. 333-252735) was filed pursuant to Rule 462(b) promulgated under the Securities Act.

As a result of the closing of the 2021 Public Offering, all of our issued and outstanding Series A Cumulative Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) and Series B Cumulative Convertible Redeemable Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”) were automatically converted pursuant to their respective terms into an aggregate of 1,416,785 shares of our common stock. As a result of the automatic conversion of the Series A Preferred, the Series A Preferred will no longer be quoted on the OTC Pink. The Series B Preferred was not quoted on any trading market.

Waycare Acquisition

On August 18, 2021, the Company completed its acquisition of Waycare by acquiring 100% of the issued and outstanding shares of Waycare. As a result of the acquisition, Waycare is a wholly-owned subsidiary of the Company. The aggregate purchase price for the shares of Waycare was $60,171,000, less the amount of Waycare’s debt and certain transaction expenses and subject to a customary working capital adjustment. The purchase price was comprised of  $39,884,000 of cash and 2,784,474 shares of the Company’s common stock, valued at $20,287,000. As a result of the transaction, Waycare became a wholly-owned subsidiary of the Company. Additionally, pursuant to the terms of the Waycare purchase agreement, the Company reserved for issuance to Waycare’s continuing employees an aggregate of 686,248 restricted stock units, which were granted on November 3, 2021 pursuant to the terms of the Company’s 2017 Equity Award Plan, as amended. The restricted stock units are subject to customary vesting schedules and are intended to incentivize the continued performance of Waycare’s employees. On August 24, 2021, a registration statement on Form S-8 was filed with the SEC (File No. 333-259041), to registered 597,544 shares issued in exchange for options held under Waycare’s employee incentive plan. On October 29, 2021, a resale registration statement on Form S-3 was filed with the SEC (File No. 333-26067), and subsequently declared effective by the SEC on November 10, 2021, allowing for the registered resale of 2,186,931 shares of common stock received as consideration by Waycare’s former stockholders.

Use of Proceeds

We have generated losses since our inception and have relied on cash on hand, external bank lines of credit, short-term borrowing arrangements, issuance of debt, the sale of a note, sale of our non-core subsidiaries, and the sale of common stock to provide cash for operations. We attribute losses to financing and acquisition costs, public company corporate overhead, lower than expected revenue, and lower gross profit of some of our subsidiaries. Our proceeds have been primarily used for research and development and sales and marketing expenses related to new product development and our strategic shift to develop and promote capabilities of our technology offerings.

ITEM 6. [RESERVED]

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

Overview

We are a global leader in intelligent infrastructure focused on addressing critical challenges across transportation management, public safety, and key commercial markets. With a real-time intelligence platform driven by deep access to data, AI-powered software, and smart optical devices at-the-edge, we combine our industry expertise and advanced proprietary technologies to deliver unrivaled insights that increase roadway safety, efficiency, and sustainability while enabling safer, smarter, and more connected cities and communities. Our products are used in over 80 countries as we deliver mission-critical intelligent infrastructure solutions and services for government agencies and commercial clients in the world.

General

The information provided in this discussion and analysis of Rekor’s financial condition and results of operations covers the years ended December 31, 2021 and 2020. In 2021, we completed the acquisition of 100% of the issued and outstanding capital stock of Waycare Technologies, Ltd. During 2020 we sold our fully-owned subsidiaries AOC Key Solutions Inc. (“AOC Key Solutions”) and Global Technical Services Inc. (“TeamGlobal”). As a result of the dispositions, we determined in 2020 that all the remaining operations that comprised our Professional Services Segment met the criteria to be considered discontinued and they are no longer presented as continuing operations.

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

On August 18, 2021, we completed the acquisition of Waycare Technologies Ltd. (“Waycare”) for an aggregate purchase price of $60,171,000, consisting of  $39,884,000 in cash and $20,287,000 of stock consideration.

Opportunities, Trends and Uncertainties

We look to identify the various trends, market cycles, uncertainties and other factors that may provide us with opportunities and present challenges that impact our operations and financial condition from time to time. Although there are many that we may not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by the following:

●

Growing Smart City Market – According to a United Nations report, about two-thirds of the world population will live in urban areas by 2050. Our cities are getting larger, with longer commutes, bigger roads and the resulting impact on the environment and the quality of life. This trend requires forward-thinking officials to manage assets and resources more efficiently. We believe that advancements in “big data” connected devices and artificial intelligence can provide Intelligent Transportation System (“ITS”) solutions that can be used to reduce congestion, keep travelers safe, improve transportation, protect the environment, respond to climate change, and enhance the quality of life. We believe our data-driven, artificial intelligence-aided solutions provide useful tools that can effectively tackle the challenges cities and communities are facing today and will face over the coming decades.

●

AI for Infrastructure – We believe that the application of AI to the analysis of conditions on roadways and other infrastructure can significantly affect the safety and efficiency of vehicular travel in the future. As vehicles move towards full automation, there is a need for real-time data and actionable insights around traffic flow, identification of anomalous and unsafe movements – e.g. wrong way vehicles, stopped vehicles, or/and pedestrians on the roadway. Marketers and drive-thru retailers with loyalty programs can also benefit from rapid, lower cost identification of existing and potential customers in streamlining and accelerating local vehicular flow as well as data about the vehicles on the roadway.

●

Connected Vehicle Data – Today’s new vehicles are equipped with dozens of sensors, collecting information about internal systems, external hazards, and driving behaviors. This data is an untapped resource for cities and transportation agencies alike. Notably, the data from these vehicles represent a virtual network that is independent of the infrastructure which is maintained and operated by the public agencies. Connected vehicle sensors provide important information related to hazardous conditions, speed variations, intersection performance, and more. This data can help agencies and cities gain more visibility on their roads, supplementing data from existing infrastructure and providing untapped transportation information from rural areas that are not served by ITS infrastructure.

●

New and Expanded Uses for Vehicle Recognition Systems – We believe that reductions in the cost of vehicle recognition products and services will significantly broaden the market for these systems. We currently serve many users who could not afford the cost, or adapt to the restrictions of, conventional vehicle recognition systems. These include smaller municipalities, homeowners’ associations, and organizations finding new applications such as innovative customer loyalty programs. We have seen and responded to an increase in the number of smaller jurisdictions and municipalities that are testing vehicle recognition systems or that issued requests for proposals to install a network of vehicle recognition sensors. We also expect the availability of faster, higher-accuracy, lower-cost systems to dramatically increase the ability of crowded urban areas to manage traffic congestion and implement smart city programs.

●

Adaptability of the Market – We have made a considerable investment in our advanced vehicle recognition systems because we believe their increased accuracy, affordability and ability to capture additional vehicle data will allow them to compete effectively with existing providers. Based on published benchmarks, our software currently outperforms competitors. However, large users of existing technology, such as toll road operators, have long-term contracts with service providers that have made considerable investments in their existing technologies and may not consider the improvements in accuracy or reductions in cost sufficient to justify abandoning their current systems in the near future. In addition, existing providers may be able to reduce the cost of their current offerings or elect to reduce prices and accept reduced profitability while working to develop their own or secure advanced vehicle recognition systems from others who are also working to develop them. As a result, our success in establishing a major position in these markets will depend on being able to effectively communicate our presence, develop strong customer relationships, and maintain leadership in providing the capabilities that customers want. As with any large market, this will require considerable effort and resources.

●

Expansion of Automated Enforcement of Motor Vehicle Laws – We expect contactless compliance programs to be expanded as the types of vehicle related violations authorized for automated enforcement increase and experience provides localities with a better understanding of the circumstances where it is and is not beneficial. We believe that future legislation will increasingly allow for automated enforcement of regulations such as motor vehicle insurance requirements. Communities are currently searching for better means of achieving compliance with minor vehicle offenses, such as lapsed registrations, and safety issues such as motorists who fail to stop for school buses. For example, due to high rates of fatalities and injuries to law enforcement and other emergency response crews on roadsides, several states are considering authorizing automated enforcement of violations where motorists fail to slow down and/or move over for emergency responders and law enforcement vehicles at the side of the road. To the extent that legislative implementation is required, a deliberative and necessarily time-consuming process is involved. However, as states expand auto enforcement, the market for our products and services should broaden in the public safety market.

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

●

Edge Processing – Demand for actionable roadway information continues to grow in parallel with camera resolutions. Over the last several decades, cameras have evolved and unlocked new capabilities with each advancement. Further, cellular networks have been optimized for downloading data rather than uploading data. As a result, while download speeds have improved significantly due to large investments in cellular infrastructure, this has resulted in relatively small improvements to cellular upload speeds. With roadside deployments experiencing explosive growth in count and density, scalability, latency and bandwidth have become aspects of competition in the market. Our systems have been designed to address these issues through the use of more effective edge processing,  enabled both by incorporating the increasingly effective new GPUs into our systems and continual improvements in the efficiency of our AI algorithms. Our edge processing systems ingest local HD video streams at the source and convert the raw video data to text data, dramatically reducing the volume of data that needs to be transferred through the network. Edge processing allows us to scale a network dramatically without the bandwidth, cost, latency and dependability limitations that are experienced by other networks where raw video needs to be streamed to the cloud for processing.

●

Accelerated Business Development and Marketing – Our ability to compete in a large, competitive and rapidly evolving industry will require us to achieve and maintain a visible leadership position. As a result, we have accelerated our business development marketing and eCommerce activities to increase awareness and market adoption of our new technology and products within the market. We anticipate that an increased presence in the market, the continued development of strategic partnerships and other economies of scale will significantly reduce the level of costs necessary to support sales of our products and services. However, the speed at which these markets grow to the degree to which our products and services are adopted is uncertain.

●

COVID 19 - The spread of a novel strain of COVID-19 around the world since the first quarter of 2020 has caused significant volatility in U.S. and international markets. Despite the roll-out of vaccinations, there continues to be significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. As such, we are unable to determine the full impact on our operations. However, we have also seen a positive impact of COVID-19 on the technology sector, in which we are competing. The pandemic has accelerated the adoption of new technologies by businesses. According to a McKinsey Global Survey of executives, their companies have accelerated the digitization of their customer and supply-chain interactions and their internal operations by three to four years. Funding for digital initiatives has increased, creating opportunities for innovative solution providers such as Rekor.

●

Pressure on Government Budgets – COVID-19 has caused significant strain on government budgets. With less money to spend and more need for resources, government agencies need affordable, effective, and scalable solutions for revenue recovery and discovery. With subscription pricing and an intelligent infrastructure platform that accomplishes multiple agency missions, we are uniquely positioned to provide agencies with force-multiplying tools when money and human resources are limited. Agencies can be better positioned to improve public safety, manage resources more effectively, and make an impact on their citizen's quality of life with limited capital expenditure. In addition, states adopting contactless compliance programs may be able to garner significant net cash contributions to their annual budgets while reducing the number of non-compliant vehicles on their roadways.

●

Infrastructure Investment and Jobs Act (“IIJA”) - The IIJA, signed into law on November 15, 2021, provides for significant national investments in the transportation systems in the United States, including over $150 billion in new spending on roadway infrastructure, including intelligent transportation systems. We believe that our comprehensive offering of solutions positions the Company well to emerge as a technology leader in the expanded market for intelligent infrastructure that will benefit from this legislation. We have identified opportunities to access federal funding streams, and we are working to implement a program that capitalizes on this unprecedented U.S. federal investment in public safety, homeland security, and transportation infrastructure and ensures that our customers are positioned to capture as much of this extraordinary government spending as possible. Beyond the many recurring federal grant programs that could support customer purchases, and the $350 billion in American Rescue Plan Act allocations that public agencies are receiving now, we are particularly excited about the prospect of engaging in the following new funding streams that are contained in the IIJA.

●         $200 million annually for a “Safe Streets and Roads for All” program that would make competitive grants for state projects that significantly reduce or eliminate transportation-related fatalities.

●         $150 million for the department to establish a grant program to modernize state data collection systems

●         $500 million  for the Strengthening Mobility and Revolutionizing Transportation (“SMART”) Grant Program that would support demonstration projects on smart technologies that improve transportation efficiency and safety

Other than as discussed above and elsewhere in this Annual Report on Form 10-K, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Components of Operating Results

Revenues

We derive revenues substantially from the sale of software, hardware and related services.

Software sales include subscriptions for the use of our software as a service (“SaaS”) and software licenses. SaaS revenues are treated as recurring revenue and provided both through negotiated agreements with larger governmental and commercial customers and through subscriptions from smaller customers. License sales are typically term agreements, including agreements for perpetual licenses, that may include maintenance obligations for software updates that keep up with changes in vehicle models and license plate designs.

Hardware is sold through direct sales or subscriptions and is typically sold with a software subscription or license arrangement. Revenue from direct sales is generally recognized when the hardware is delivered, or installation is completed in accordance with the terms of the contract. Subscription revenues may include hardware and software subscriptions and are recognized as recurring revenue throughout the term of the lease agreement.

Our related services include customer support and implementation services, as well as management services such as violation notices, billing and collections, website portals and call centers related to programs that employ our software solutions. In addition, we engage in pilot programs with governmental and commercial entities that include extension or renewal features that may result  in recurring revenues and/or additional point in time revenues at the completion of the pilot program.

Costs of revenues, excluding depreciation and amortization

Direct costs of revenues consist primarily of the portion of technical and non-technical salaries and wages and payroll-related costs incurred in connection with revenue-generating activities. Direct costs of revenues also include production expenses, data subscriptions, sub-consultant services and other expenses that are incurred in connection with our revenue-generating activities. Direct costs of revenues exclude the portion of technical and non-technical salaries and wages related to marketing efforts, vacations, holidays, and other time not spent directly generating fees under existing contracts. Such costs are included in operating expenses. We expense direct costs of revenues when incurred.

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

General and Administrative

General and administrative expenses consist of personnel costs for our executive, finance, legal, human resources and administrative departments. Additional expenses include office leases, professional fees and insurance.

We expect our general and administrative expenses to continue to remain high for the foreseeable future due to the costs associated with our growth and the costs of accounting, compliance, insurance and investor relations as a public company. Our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses. However, we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term.

Sales and Marketing

Sales and marketing expenses consist of personnel costs, marketing programs, travel and entertainment associated with sales and marketing personnel, expenses for conferences and trade shows. We intend to make significant investments in our sales and marketing expenses to grow revenue, further penetrate the market and expand our customer base.

Research and Development

Research and development expenses consist of personnel costs, software used to develop our products and consulting and professional fees for third-party development resources. Our research and development expenses support our efforts to continue to add capabilities to and improve the value of our existing products and services, as well as develop new products and services.

We expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future as we continue to invest in research and development efforts to enhance the functionality of our AI solutions. However, we expect our research and development expenses to decrease as a percentage of our revenue over the long term, although our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

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

	Year ended December 31,
(Dollars in thousands)	2021	2020
Revenue	$14,294	$9,234
Cost of revenue, excluding depreciation and amortization	6,236	3,518

Operating expenses:
General and administrative expenses	22,955	10,278
Selling and marketing expenses	4,474	2,140
Research and development expenses	8,292	3,185
Depreciation and amortization	3,552	1,961
Total operating expenses	39,273	17,564

Loss from operations	(31,215)	(11,848)
Other income (expense):
Gain (loss) on extinguishment of debt	886	(3,281)
Interest expense	(89)	(2,503)
Gain on the sale of business	-	3,631
Other income (expense), net	(28)	62
Total other income (expense)	769	(2,091)
Loss before income taxes	(30,446)	(13,939)
Income tax benefit (provision)	3,819	(23)
Equity in loss of investee	(150)	-
Net loss from continuing operations	$(26,777)	$(13,962)

Comparison of the Years Ended December 31, 2021 and 2020

Revenue

	Year ended December 31,		Change
(Dollars in thousands)	2021	2020	$	%
Revenue	$14,294	$9,234	$5,060	55%

The increase in revenue for the year ended December 31, 2021, compared to the year ended December 31, 2020, was a result of additional products and programs we offered, and increases in our direct sales of existing products and programs.

In 2021, we initiated services for Oklahoma’s UVED Program which has generated revenue of $1,282,000 during the year ended December 31, 2021.

During the year ended December 31, 2021, $925,000 of revenue was attributed to Waycare.

We also saw an increase, during the year ended December 31, 2021, in hardware sales and sales of perpetual software licenses to larger customers. Revenue relating to the delivery of the hardware and perpetual licenses was recognized as point in time revenue, while revenue relating to the software subscriptions and future maintenance services will be recognized as recurring revenue over the remaining life of the sales or licensing agreements.

Cost of Revenue, Excluding Depreciation and Amortization

	Year ended December 31,		Change
(Dollars in thousands)	2021	2020	$	%
Cost of revenue, excluding depreciation and amortization	$6,236	$3,518	$2,718	77%

For the year ended December 31, 2021, cost of revenue, excluding depreciation and amortization increased compared to the corresponding prior periods primarily due to an increase in personnel and other direct costs that were incurred to support our increase in revenue.

Operating Expenses

	Year ended December 31,		Change
(Dollars in thousands)	2021	2020	$	%
Operating expenses:
General and administrative expenses	$22,955	$10,278	$12,677	123%
Selling and marketing expenses	4,474	2,140	2,334	109%
Research and development expenses	8,292	3,185	5,107	160%
Depreciation and amortization	3,552	1,961	1,591	81%
Total operating expenses	$39,273	$17,564	$21,709	124%

General and Administrative Expenses

The increase general and administrative expenses of $12,677,000 for the year ended December 31, 2021 compared to the year ended December 31, 2020, was primarily due to a $6,065,000 increase in personnel costs related to an increase in headcount, including a $2,309,000 increase in stock-based compensation. Additionally, we saw increase in professional fees of $4,290,000, including $2,025,000 related to one-time fees associated with merger and acquisition transactions.

Selling and Marketing Expenses

The increase of $2,334,000 in selling and marketing expenses during the year is attributable mainly to increased marketing efforts to promote our products and services including digital marketing and other sales efforts. In connection with these efforts, there was an increase in staffing to support the Company’s growth plan which led to a $1,170,000 increase in personnel costs, including a $168,000 increase in stock-based compensation. Additionally, for the year ended December 31, 2021, we saw an increase in advertising expenses of $474,000.

Research and Development Expense

The increase in research and development expenses of $5,107,000 during the year was primarily attributable to the development of new products and additional software capabilities, mainly as a result of an increase in headcount and hours associated with research and development activities. In the current year, there was an increase in staffing to support the Company’s new products which led to a $4,777,000 increase in personnel costs, including a $595,000 increase in stock-based compensation.

Depreciation and Amortization

The increase in depreciation and amortization during the year is attributable primarily to increased technology-based intangible assets that were acquired as part of our acquisition of Waycare.

Other Income (Expense)

	Year ended December 31,		Change
(Dollars in thousands)	2021	2020	$	%
Other income (expense):
Gain (loss) on extinguishment of debt	$886	$(3,281)	$4,167	127%
Interest expense	(89)	(2,503)	2,414	96%
Gain on the sale of business	-	3,631	(3,631)	-100%
Other income (expense), net	(28)	62	(90)	-145%
Total other income (expense)	$769	$(2,091)	$2,860	137%

The decrease in interest expense for the year ended December 31, 2021 compared to the year ended December 31, 2020 is due to the staged retirement of the 2019 Promissory notes in 2020.

The gain on the extinguishment of debt for the year ended December 31, 2021, was related to the forgiveness of the PPP loans. For the year ended December 31, 2020, we incurred a loss on extinguishment of debt related to fees associated with the early extinguishment of the principal balance of our 2019 Promissory Notes.

In connection with the sale of AOC Key Solutions and TeamGlobal, we recognized a gain on the sale of the business of $3,631,000 during the year ended December 31, 2020.

Income Tax Expense

The income tax benefit for the year ended December 31, 2021, was $3,819,000, which is due primarily to the step-up in the basis of intangible assets related to the Waycare acquisition, as compared to tax expense of $23,000 for the year ended December 31, 2020. We established a valuation allowance against deferred tax assets in the fourth quarter of 2017 and have continued to maintain a full valuation allowance through the year ended December 31, 2021.

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

The following table sets forth the components of the EBITDA and Adjusted EBITDA for the periods included (dollars in thousands):

	Year ended December 31,
	2021	2020
Net loss from continuing operations	$(26,777)	$(13,962)
Income tax (benefit) provision	(3,819)	23
Interest expense	89	2,503
Depreciation and amortization	3,552	1,961
EBITDA	$(26,955)	$(9,475)

(Gain) loss on extinguishment of debt	$(886)	$3,281
Share-based compensation	3,909	796
Gain on sale of business	-	(3,631)
Loss due to change in value of equity investments	150	-
Merger and acquisition transaction costs	2,025	-
Adjusted EBITDA	$(21,757)	$(9,029)

Adjusted Gross Profit and Adjusted Gross Margin

Adjusted Gross Profit is a non-GAAP financial measure that we define as revenue less cost of revenue, excluding depreciation and amortization. We define Adjusted Gross Margin as our Adjusted Gross Profit divided by our revenue. We expect Adjusted Gross Margin to continue to improve over time to the extent that we can gain efficiencies through the adoption of our technology and successfully cross-selling and upselling our current and future offerings. However, our ability to improve Adjusted Gross Margin overtime is not guaranteed and could be impacted by the factors affecting our performance. We believe Adjusted Gross Profit and Adjusted Gross Margin are useful to investors, as they eliminate the impact of certain non-cash expenses and allow a direct comparison of these measures between periods without the impact of non-cash expenses and certain other nonrecurring operating expenses.

The following table sets forth the components of the Adjusted Gross Profit and Adjusted Gross Margin for the periods included:

	Year ended December 31,
	2021	2020
	(Dollars in thousands, except percentages)
Revenue	$14,294	$9,234
Cost of revenue, excluding depreciation and amortization	6,236	3,518
Adjusted Gross Profit	$8,058	$5,716
Adjusted Gross Margin	56.4%	61.9%

Adjusted Gross Margin, for the year ended December 31, 2021 decreased to 56.4% from 61.9% for the year ended December 31, 2020. The fluctuation in Adjusted Gross Margin was driven primarily by our mix of software and hardware sales. Software sales carry a higher margin than hardware sales as there are fewer costs associated with software sales. However, hardware sales are typically associated with performance obligations that will provide higher margin recurring revenue in the future. Additionally, as part of our planned go-to-market strategy, we offer our customers short-term pilot programs which range from three to six months. Our pilot programs generally have lower margins due to additional upfront costs we incur to establish the program, which will not be incurred again if the pilot program is converted into a long-term program.

Key Performance Indicators

We regularly review several indicators, including the following key indicators, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. Since much of our revenue from hardware sales is associated with future recurring revenues from subscriptions and maintenance fees, we expect the percentage of our revenue that is associated with point-in-time hardware sales to gradually decline in relation to recurring revenues.

Recurring Revenue

The growth of our recurring revenue provides some insights into our future operating results and cash flow from operations. This enables us to better manage and invest in our business.

	Year ended December 31,
	2021	2020	Change
			$	%
Recurring revenue	$4,634	$3,616	$1,018	28%

We continue to focus on long-term contracts with recurring revenue as part of our business model. This model emphasizes the importance of securing geographic coverage in connection with one customer solution so that additional products and services can be provided more efficiently through the same network infrastructure. We expect recurring revenue growth in future periods to continue to increase as we move to market our suite of products through the Rekor One™ platform.

Total Contract Value

The total contract value of contracts won in the current period also provides us some visibility into our future operating results and cash flows from operations. Total contract value is a non-GAAP measure in which there are certain assumptions that we make when determining the total contract value of an agreement, such as the success rate of renewal periods, cancellations and usage estimates. For the year ended December 31, 2021, we won contracts valued at $8,936,000, compared to $6,613,000 of contracts won for the year ended December 31, 2020. This growth represents a $2,323,000 or 35% growth, period over period.

Performance Obligations

While a portion of the total contract value won in a particular period represents point-in-time revenue or recurring revenue earned during the period, the remainder represents future performance obligations that can provide insights into the growth of our revenues. As of December 31, 2021, we had approximately $22,587,000 of performance obligations with respect to contracts that were closed prior to December 31, 2021 but have a contractual period beyond December 31, 2021. This represents growth of $5,882,000 or 35% compared to $16,705,000 of performance obligations as of December 31, 2020. These contracts generally cover a term of one to five years, which the Company will recognize revenue ratably over the contract term. We currently expect to recognize approximately 41% of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the following four years. On occasion, our customers will prepay the full contract or a substantial portion of the contract. Amounts related to the prepayment of the contract related to the performance obligation for a service period that is not yet met are recorded as part of our contract liabilities balance.

Lease Obligations

As of December 31, 2021, we leased building space at the following locations in the U.S.:

●	Columbia, Maryland – The corporate headquarters
●	Linthicum, Maryland
●	Orlando, Florida
●	Tel Aviv, Israel
●	Los Angeles, California

We believe our facilities are in good condition and adequate for their current use. We expect to improve, replace and increase facilities as considered appropriate to meet the needs of our planned operations.

Liquidity and Capital Resources

The net cash flows from operating, investing and financing activities for the periods below were as follows (dollars in thousands):

	Year ended December 31,
	2021	2020	Change
			$	%
Net cash used in operating activities - continuing operations	$(18,028)	$(11,175)	$(6,853)	-61%
Net cash (used in) provided by investing activities - continuing operations	(47,367)	4,588	(51,955)	-1132%
Net cash provided by financing activities - continuing operations	70,992	25,447	45,545	179%
Net increase in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	$5,597	$18,860	$(13,263)	-70%

Net cash used in operating activities – continuing operations for the year ended December 31, 2021, had a net decrease of $6,853,000, which was attributable to the increase in the loss from continuing operations of $12,815,000. This amount was partially offset by an increase in share-based compensation expense, a non-cash adjustment, which increased by $3,113,000 to $3,909,000 for the year ended December 31, 2021, compared to $796,000 for the year ended December 31, 2020. Additionally, for the year ended December 31, 2021, there was a non-cash adjustment of $3,819,000 related to an income tax benefit that was primarily due to the step up in basis of the identified definite-lived intangible asset related to technology acquired as part of the acquisition of Waycare. This increase is due to the number of shares that were issued as well as the increase in our stock price. Additionally, for the year ended December 31, 2020, there was a $3,631,000 gain on the sale of AOC Key Solutions and TeamGlobal. The gain on the sale is shown as a decrease in cash flow from operations and an increase in cash flow from investing activities to reflect the nature of the transactions.

The net increase in net cash used in investing activities – continuing operations of $51,955,000 was primarily due to the net cash outlay in relation to the acquisition of Waycare of $39,770,000 and the $1,250,000 SAFE investment in Roker. Additionally, during the year ended December 31, 2021, the Company's capital expenditures increased by $5,235,000 compared to the prior period. The increase in capital expenditures, period over period, was related to supporting the Company's go-to-market strategy. During the year ended December 31, 2020, the cash provided by investing activities from continuing operations was primarily due to the cash proceeds of the sale of AOC Key Solutions and TeamGlobal.

Net cash provided by financing activities – continuing operations for the year ended December 31, 2021, increased $45,545,000 from the prior year ended December 31, 2020. In the current year, through our 2021 Public Offering, we received net proceeds, after deducting the underwriting discounts and commissions and offering expenses payable by us, of $70,125,000.

For the year ended December 31, 2021 and 2020, we funded our operations primarily through cash from operating activities from our subsidiaries, issuance of debt, the sale of our subsidiaries and the sale of equity. As of December 31, 2021, we had unrestricted cash and cash equivalents from continuing operations of $25,796,000 and working capital of $16,989,000, as compared to unrestricted cash and cash equivalents of $20,595,000 and working capital of $18,324,000 as of December 31, 2020. Management believes that based on relevant conditions and events that are known and reasonably knowable, its current forecasts and projections, for one year from the date of the filing of the consolidated financial statements in this Annual Report on Form 10-K, indicate the Company’s ability to continue operations as a going concern for that one-year period.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of our operations is based upon our audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ from these estimates under different assumptions or conditions.

We believe the application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change. Rekor bases its estimates on historical experience and on various other assumptions that the management of Rekor believes to be reasonable under the circumstances, the results of which form management’s basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates.

For further information on all of our significant accounting policies, see Note 1 — Business and Significant Accounting Policies in the accompanying notes to consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

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

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, performance obligations are satisfied

Revenues

Recurring revenue

Recurring revenue includes the Company’s SaaS revenue, subscription revenue, eCommerce revenue and customer support revenue. The Company generates recurring revenue from long-term contracts with customers that provide periodic payments and short-term contracts that are automatically invoiced on a monthly basis. The Company’s recurring revenue is generated by a combination of direct sales, partner-assisted sales, and eCommerce sales.

Recurring revenues are generated through the Company’s SaaS model, where the Company provides customers with the right to access the Company’s software solutions for a fee. These services are made available to the customer continuously throughout the contractual period. However, the extent to which the customer uses the services may vary at the customer’s discretion. The Company's contracts with customers are generally for a term of one to five years. The payment for SaaS solutions may be received either at the inception of the arrangement or over the term of the arrangement. These SaaS solutions are considered to have a single performance obligation where the customer simultaneously receives and consumes the benefit, and as such, we recognize revenue for these arrangements ratably over the term of the contractual agreement.

The Company also currently receives recurring revenues under contracts entered into using a subscription model for bundled hardware and software over a period. Payments for these services and subscriptions are received periodically over the term of the agreement and revenue is recognized ratably over the term of the agreement. In addition, some of our subscription revenue includes providing, through a web server, access to the Company’s software solutions, a self-managed database, and a cross-platform application programming interface. The subscription arrangements with these customers typically do not provide the customer with the right to take possession of the Company’s software at any time. Instead, customers are granted continuous access to the Company’s solutions over the contractual period. The Company’s subscription services arrangements are non-cancelable and do not contain refund-type provisions. Accordingly, any fixed consideration related to the arrangement is generally recognized as recurring revenue on a straight-line basis over the contract term beginning on the date access to the Company’s software is provided.

eCommerce revenue is defined by the Company as revenue obtained through direct sales on the Company’s eCommerce platform. The Company’s eCommerce revenue generally includes subscriptions to the Company’s vehicle recognition software which can be purchased online and activated through a digital key. The Company's contracts with customers are generally for a term of one month with automatic renewal each month. The Company invoices and receives fees from its customers monthly.

Customer support revenue is associated with perpetual licenses and long-term subscription arrangements and consists primarily of technical support and product updates. The Company’s customer support team is ready to provide these maintenance services, as needed, to the customer during the contract term. The customer benefits evenly throughout the contract period from the guarantee that the customer support resources and personnel will be available to them. As customer support is not critical to the customers' ability to derive benefit from their right to use the Company’s software, customer support is considered a distinct performance obligation when sold together with a long-term license for software. Customer support for perpetual and term licenses is renewable, generally on an annual basis, at the option of the customer. Customer support for subscription licenses is renewable concurrently with such licenses for the same duration of time. Revenue for customer support is recognized ratably over the contract period based on the start and end dates of the customer support obligation, in line with how the Company believes services are provided.

Product and service revenue

Product and service revenue is defined as the Company’s contactless compliance revenue, implementation revenue, perpetual license sales and hardware sales.

Contactless compliance solutions revenues reflect arrangements to provide traffic safety systems to several jurisdictions in North America. These systems include hardware that identifies red light and school safety zone traffic violations and software that captures and records forensic images and analyzes the images to provide data and supports citation management services. In the first quarter of 2021, the Company launched a new service offering for the State of Oklahoma to support its Uninsured Vehicle Enforcement Diversion (“UVED”) Program. Rekor provides hardware, software and services to identify uninsured motor vehicles, notify owners of non-compliance and assist them in obtaining the required insurance as an alternative to traditional enforcement methods. Revenue is recognized monthly based on the number of citations collected by the relevant jurisdiction.

Implementation revenue is recognized when the Company provides pilot programs to customers. Pilot programs may involve a one-time fee for a defined period in which the customer can use the Company’s software in connection with a previously installed camera network or connected vehicle data. At the end of the pilot program, the customer can convert from a pilot program to a subscription model which has a typical term between one and five years. The Company’s pilot program revenue is recognized at various stages of completion.

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

Management reviews accounts receivable to determine if any receivables will potentially be uncollectible. Factors considered in the determination include, among other factors, the number of days an invoice is past due, client historical trends, available credit rating information, other financial data and the overall economic environment. Collection agencies may also be used if management so determines.

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

Goodwill

The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. Goodwill is not amortized but rather subject to a periodic impairment testing on an annual basis. The Company will assess goodwill for impairment annually on October 1st of each year, or more often if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. During the years ended December 31, 2021 and 2020, we had not recognized any impairment to goodwill.

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

Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The Company allocates a portion of the purchase price to the fair value of identifiable intangible assets. The fair value of identifiable intangible assets is based on a detailed valuation that uses information and assumptions provided by management. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.

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

As of December 31, 2021, and 2020, our evaluation revealed no uncertain tax positions that would have a material impact on the consolidated financial statements. The 2018 through 2020 tax years remain subject to examination by the IRS, as of December 31, 2021.

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

The Company has generated losses since its inception and has relied on cash on hand, external bank lines of credit, the sale of a note, proceeds from the sale of common stock, proceeds from the private sale of the Company’s non-core subsidiaries, proceeds from note receivables, debt financings and a public offering of its common stock to support cash flow from operations. The Company attributes losses to non-capital expenditures related to the scaling of existing products, development of new products and service offerings and marketing efforts associated with these products and services. As of and for the year ended December 31, 2021, the Company had a net loss from continuing operations of  $26,777,000 and working capital of  $16,989,000.

The Company's net cash position was increased by $5,592,000 for the year ended December 31, 2021 primarily due to the net proceeds of $70,125,000 from the completion of the 2021 Public Offering. This amount was offset by the net cash outlay of $39,770,000 in connection with the acquisition of Waycare.

Management believes that based on relevant conditions and events that are known and reasonably knowable, its current forecasts and projections, for one year from the date of the filing of the consolidated financial statements in this Annual Report on Form 10-K, indicate the Company’s ability to continue operations as a going concern for that one-year period. The Company is actively monitoring its operations, the cash on hand and working capital. Should access to funds be unavailable, the Company will need to seek out additional sources of funding. On February 24, 2022, the Company entered into an At-the-Market Issuance Sales Agreement (the “2022 Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) to create an at the market equity program under which the Company from time to time may offer and sell shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $50,000,000 through or to the Agent.  Furthermore, the Company has contingency plans to reduce or defer expenses and cash outlays should operations weaken in the look-forward period or additional financing, if needed, is not available.

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

New Accounting Pronouncements

See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Business and Significant Accounting Policies”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Rekor Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Rekor Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

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

Evaluation of standalone selling prices of revenue performance obligations

As discussed in Note 1 to the financial statements, the Company recognized revenue of $14.3 million for the year ended December 31, 2021. The Company allocates value to each distinct performance obligation on a relative standalone selling price basis. The Company determines standalone selling price based on pricing objectives, taking into consideration market conditions and other factors, including the geographic locations of customers, negotiated discounts from price lists and selling method.

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

Liquidity

As described in Note 1 to the financial statements, the Company has adequate cash on hand which will provide sufficient liquidity to finance the operating activities of the Company for twelve months from the issuance of these financial statements. We determined that the Company’s ability to continue as a going concern is a critical audit matter due to management’s significant judgments and assumptions used in estimating future cash flows.

To address this critical audit matter, we reviewed forecasted information, assessed reasonableness of the forecasted operating results and uses and sources of cash used in management’s assessment. This testing included inquiries with management, comparison of prior period forecasts to actual results, assessment of available financing, consideration of positive and negative evidence impacting management’s forecasts, market and industry factors.

Accounting for Acquisition of Waycare Technologies, Ltd.

During 2021, the Company completed its acquisition of Waycare Technologies, Ltd. (“Waycare”) for total consideration of $60.2 million, as disclosed in Note 2 to the financial statements. The acquisition is accounted for as a business combination and the Company preliminarily allocated approximately $17.0 million of the purchase price to the acquired technology related intangible assets. The determination of fair value requires significant judgment by management and third-party valuation specialists to develop significant estimates and assumptions used in cash flow models. We identified the purchase price allocation as a critical audit matter. Auditing management’s judgments used in the discounted cash flow model including the forecasts of revenue and operating expense growth rates, royalty rates and discount rates involved especially challenging auditor judgment due to the nature and extent of audit effort required.

The primary procedures we performed to address this critical audit matter included evaluating the Company's valuation model, the method and significant assumptions used, and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved personnel with specialized knowledge and skill to assist in evaluating the reasonableness of the valuation methodology and certain significant assumptions.

/s/ Friedman LLP

We have served as the Company’s auditor since 2019.

East Hanover, New Jersey

March 31, 2022

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$25,796	$20,595
Restricted cash and cash equivalents	804	412
Accounts receivable, net	1,173	1,038
Inventory	1,194	1,264
Note receivable, current portion	340	340
Other current assets, net	1,374	469
Current assets of discontinued operations	1	2
Total current assets	30,682	24,120
Long-term assets
Property and equipment, net	9,929	1,047
Right-of-use lease assets, net	6,163	426
Goodwill	53,451	6,336
Intangible assets, net	21,406	7,038
Investments in unconsolidated companies	-	75
Note receivable, long-term	1,020	1,360
SAFE investment	1,250	-
Deposits	1,978	-
Total long-term assets	95,197	16,282
Total assets	$125,879	$40,402
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$7,087	$1,772
Notes payable, current portion	998	-
Loan payable, current portion	37	517
Lease liability, short-term	229	253
Contract liabilities	2,437	1,126
Other current liabilities	2,904	2,126
Current liabilities of discontinued operations	129	124
Total current liabilities	13,821	5,918
Long-term liabilities
Notes payable, long-term	-	980
Loan payable, long-term	37	469
Lease liability, long-term	10,061	188
Contract liabilities, long-term	835	958
Deferred tax liability, long-term	38	24
Long term liabilities of discontinued operations	-	5
Total long-term liabilities	10,971	2,624
Total liabilities	24,792	8,542
Series A Cumulative Convertible Redeemable Preferred stock, $0.0001 par value; authorized: 505,000 shares authorized at December 31, 2021 and December 31, 2020; issued and outstanding; 0 and 502,327 shares issued and outstanding at December 31, 2021 and December 31, 2020	-	6,669
Commitments and contingencies
Stockholders' equity
Common stock, $0.0001 par value; authorized; 100,000,000 shares; issued: 44,007,257, shares at December 31, 2021 and 33,013,271 at December 31, 2020; outstanding: 43,987,896 shares at December 31, 2021 and 33,013,271 at December 31, 2020	4	3
Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of December 31, 2021 and December 31, 2020, respectively
Series B Cumulative Convertible Preferred stock, 0.0001 par value; authorized: 240,861 shares authorized at December 31, 2021 and December 31, 2020; issued and outstanding; 0 and 240,861 shares issued and outstanding at December 31, 2021 and December 31, 2020	-	-
Treasury stock, 19,361 and 0 shares as of December 31, 2021 and December 31, 2020, respectively	(319)	-
Additional paid-in capital	171,285	68,238
Accumulated deficit	(69,883)	(43,050)
Total stockholders’ equity	101,087	25,191
Total liabilities and stockholders’ equity	$125,879	$40,402

The accompanying notes are an integral part of these consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year ended December 31,
	2021	2020
Revenue	$14,294	$9,234
Cost of revenue, excluding depreciation and amortization	6,236	3,518

Operating expenses:
General and administrative expenses	22,955	10,278
Selling and marketing expenses	4,474	2,140
Research and development expenses	8,292	3,185
Depreciation and amortization	3,552	1,961
Total operating expenses	39,273	17,564

Loss from operations	(31,215)	(11,848)
Other income (expense):
Gain (loss) on extinguishment of debt	886	(3,281)
Interest expense	(89)	(2,503)
Gain on the sale of business	-	3,631
Other income (expense), net	(28)	62
Total other income (expense)	769	(2,091)
Loss before income taxes	(30,446)	(13,939)
Income tax benefit (provision)	3,819	(23)
Equity in loss of investee	(150)	-
Net loss from continuing operations	(26,777)	(13,962)
Net loss from discontinued operations	(5)	(220)
Net loss	$(26,782)	$(14,182)
Loss per common share from continuing operations - basic and diluted	(0.65)	(0.63)
Loss per common share discontinued operations - basic and diluted	(0.00)	(0.01)
Loss per common share - basic and diluted	$(0.65)	$(0.64)

Weighted average shares outstanding
Basic and diluted	41,164,564	24,192,680

The accompanying notes are an integral part of these consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands, except share data)

	Shares of Common Stock	Common Stock	Shares of Treasury Stock	Treasury Stock at Cost	Shares of Series B Preferred Stock	Series B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2019	21,595,653	$2	-	$-	240,861	$-	$19,371	$(28,408)	$(9,035)
Stock-based compensation	-	-	-	-	-	-	796	-	796
Issuance of common stock pursuant to Exchange Agreement	4,349,497	-	-	-	-	-	17,325	-	17,325
Exercise of cashless warrants in exchange for common stock	265,563	-	-	-	-	-	-	-	-
Exercise of warrants in exchange for common stock	1,189,375	-	-	-	-	-	880	-	880
Issuance of common stock pursuant to at the market offering, net	5,216,562	1	-	-	-	-	29,929	-	29,930
Exercise of warrants related to series A preferred stock	98,229	-	-	-	-	-	101	-	101
Issuance upon exercise of stock options	298,392	-	-	-	-	-	701	-	701
Preferred stock dividends	-	-	-	-	-	-	-	(460)	(460)
Accretion of Series A preferred stock	-	-	-	-	-	-	(865)	-	(865)
Net loss	-	-	-	-	-	-	-	(14,182)	(14,182)
Balance as of December 31, 2020	33,013,271	$3	-	$-	240,861	$-	$68,238	$(43,050)	$25,191
Stock-based compensation	-	-	-	-	-	-	3,909	-	$3,909
Exercise of cashless warrants in exchange for common stock	62,921	-	-	-	-	-	-	-	-
Exercise of warrants in exchange for common stock	54,235	-	-	-	-	-	307	-	307
Exercise of warrants related to series A preferred stock	99,793	-	-	-	-	-	103	-	103
Public underwriting	6,126,939	1	-	-	-	-	70,124	-	70,125
Shares issued as part of the Waycare Acquisition	2,784,474	-	-	-	-	-	20,287	-	20,287
Conversion of series A preferred stock	899,174	-	-	-	-	-	7,775	-	7,775
Conversion of series B preferred stock	517,611	-	-	-	(240,861)	-	179	-	179
Issuance upon exercise of stock options	208,919	-	-	-	-	-	464	-	464
Issuance upon vesting of restricted stock units	220,559	-	-	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	-	-	(19,361)	(319)	-	-	-	-	(319)
Preferred stock dividends	-	-	-	-	-	-	-	(51)	(51)
Accretion of Series A preferred stock	-	-	-	-	-	-	(101)	-	(101)
Net loss	-	-	-	-	-	-	-	(26,782)	(26,782)
Balance as of December 31, 2021	43,987,896	$4	(19,361)	$(319)	-	$-	$171,285	$(69,883)	$101,087

The accompanying notes are an integral part of these consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss from continuing operations	$(26,777)	$(13,962)
Net loss from discontinued operations	(5)	(220)
Net loss	(26,782)	(14,182)
Adjustments required to reconcile net loss to net cash used in operating activities:
Bad debt expense	51	36
Depreciation	714	382
Amortization of right-of-use lease asset	305	211
(Benefit) provision for deferred taxes	(3,819)	14
Share-based compensation	3,909	796
Amortization of financing costs	20	657
Amortization of intangible assets	2,533	1,368
Loss due to change in value of equity investments	150	-
(Gain) loss on extinguishment of debt	(886)	3,281
Gain on the sale of AOC Key Solutions	-	(2,619)
Gain on the sale of TeamGlobal	-	(1,012)
Changes in operating assets and liabilities:
Accounts receivable	300	(298)
Inventory	70	(962)
Other current assets	(755)	(294)
Other long-term assets	(127)	-
Accounts payable, accrued expenses and other current liabilities	5,155	889
Contract liabilities	1,152	560
Lease liability	(23)	(222)
Net cash used in operating activities - continuing operations	(18,028)	(11,175)
Net cash used in operating activities - discontinued operations	(5)	(3,888)
Net cash used in operating activities	(18,033)	(15,063)
Cash Flows from Investing Activities:
Cash paid for Waycare acquisition, net	(39,770)	-
SAFE Investment	(1,250)	-
Capital expenditures	(6,272)	(1,037)
Proceeds from the sale of AOC Key Solutions	-	3,400
Proceeds from the sale of TeamGlobal	-	2,300
Investment in unconsolidated company	(75)	(75)
Net cash (used in) provided by investing activities - continuing operations	(47,367)	4,588
Cash Flows from Financing Activities:
Proceeds from the public offering	70,125	-
Proceeds from the PPP loans	-	874
Payment of notes payable	(28)	-
Proceeds from notes receivable	340	600
Payment of stock issuance costs associated with the Note Exchange transaction	-	(73)
Repayments of notes payable	-	(7,266)
Net proceeds from the exercise of options	464	701
Net proceeds from the exercise of warrants	307	880
Net proceeds from the exercise of warrants associated with the Series A Preferred Stock	103	101
Net proceeds from the at-the-market agreement	-	29,930
Repurchases of common stock	(319)	-
Payment of debt modification costs	-	(300)
Net cash provided by financing activities - continuing operations	70,992	25,447
Net cash provided by financing activities - discontinued operations	-	4,171
Net cash provided by financing activities	70,992	29,618
Net increase in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	5,597	18,860
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents - discontinued operations	(5)	283
Net increase in cash, cash equivalents and restricted cash and cash equivalents	5,592	19,143
Cash, cash equivalents and restricted cash and cash equivalents at beginning of the period	21,009	1,866
Cash, cash equivalents and restricted cash and cash equivalents at end of the period	$26,601	$21,009

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of the period - continuing operations	$25,796	$20,595
Restricted cash and cash equivalents at end of the period - continuing operations	804	412
Cash and cash equivalents at end of the period - discontinued operations	1	2
Cash, cash equivalents and restricted cash and cash equivalents at end of the period	$26,601	$21,009

The accompanying notes are an integral part of these consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Rekor Systems, Inc. (“Rekor”) (formerly Novume Solutions, Inc.) was formed in February 2017. The consolidated financial statements include the accounts of Rekor, the parent company, and its wholly-owned subsidiaries Rekor Recognition Systems, Inc., OpenALPR Software Solutions, LLC and Waycare Technologies Ltd. (collectively, the “Company”). The Company is a global leader in intelligent infrastructure focused on addressing the world’s most critical challenges across transportation management, public safety, and key commercial markets. With a real-time intelligence platform driven by deep access to data, AI-powered software, and smart optical devices at-the-edge, the Company combines its industry expertise and advanced proprietary technologies to deliver insights that increase roadway safety, efficiency, and sustainability while enabling safer, smarter, and more connected cities and communities.

On August 18, 2021, the Company completed its acquisition of Waycare Technologies Ltd. (“Waycare”) by acquiring 100% of the issued and outstanding capital stock of Waycare, which is now a wholly-owned subsidiary of the Company. Since the acquisition of Waycare occurred on August 18, 2021, the results of operations for Waycare from the date of acquisition have been included in the Company’s consolidated statement of operations for the year ended December 31, 2021. In March 2019, the Company acquired substantially all the assets of OpenALPR Technology, Inc. This acquisition (the “OpenALPR Technology Acquisition”) transferred vehicle recognition software and associated licenses and proprietary rights to OpenALPR Software Solutions, LLC (“OpenALPR”), a wholly-owned subsidiary of Rekor Recognition. Concurrently, the Company reorganized and retooled its product development, business development and administrative resources to better serve the Company’s direction

Previously, the Company provided professional services and staffing solutions to the government contracting and the aerospace and aviation industries through the Company’s Professional Services Segment. The Professional Services Segment included the Company’s wholly-owned subsidiaries AOC Key Solutions Inc. (“AOC Key Solutions”), Global Technical Services, Inc. (“GTS” or “TeamGlobal”), Firestorm Solutions, LLC (Firestorm Solutions”) and Firestorm Franchising, LLC (“Firestorm Franchising” and, together with Firestorm Solutions, “Firestorm”). As part of the development of a new line of products for the public safety and security markets, the Company determined that its resources were best concentrated on vehicle recognition products and services and completed dispositions in our Professional Services Segment. On April 2, 2020, the Company sold AOC Key Solutions. As of June 29, 2020, the Company sold Team Global and determined that all the remaining operations that comprised its Professional Services Segment met the criteria to be presented as discontinued.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the extensive use of management’s estimates. Management uses estimates and assumptions in preparing consolidated financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to the collectability of accounts receivable, the fair value of intangible assets, the allocation of intangible assets, the fair value of debt and equity instruments, income taxes and determination of standalone selling prices in contracts with customers that contain multiple performance obligations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Reclassifications

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation. Beginning in the third quarter of 2021, depreciation and amortization is presented separately from cost of revenue, general and administrative expenses, selling and marketing expenses and research and development expenses on the consolidated statements of operations, whereas in prior periods these amounts were included together with the aforementioned financial statement captions. Additionally, as of September 30, 2021, the Company began to present other current liabilities separately from accounts payable and accrued expenses. Other current liabilities primarily consist of payroll and payroll-related accounts. Amounts as of  December 31, 2021, and for the year ended December 31, 2020, have been reclassified to conform to the current year’s presentation.

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

The Company has generated losses since its inception and has relied on cash on hand, external bank lines of credit, the sale of a note, proceeds from the sale of common stock, proceeds from the private sale of the Company’s non-core subsidiaries, proceeds from note receivables, debt financings and public offerings of its common stock to support cashflow from operations. The Company attributes losses to non-capital expenditures related to the scaling of existing products, development of new products and service offerings and marketing efforts associated with these products and services. As of and for the year ended December 31, 2021, the Company had a net loss from continuing operations of  $26,777,000 and working capital of  $16,989,000.

The Company's net cash position increased by $5,592,000 for the year ended December 31, 2021 primarily due to the net proceeds of $70,125,000 from the completion of the 2021 Public Offering (see NOTE 14 - STOCKHOLDERS’ EQUITY for details on the 2021 Public Offering). This amount was offset by operating losses and the net cash outlay of $39,770,000 in connection with the acquisition of Waycare (see NOTE 2 – ACQUISITIONS for details on the Waycare acquisition).

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

Rounding

Dollar amounts, except per share data, in the notes to these consolidated financial statements are rounded to the closest $1,000.

Functional Currency

The U.S. dollar (“U.S. dollar” or “$“) is the currency of the primary economic environment in which the operations of the Company is conducted. Substantial revenues and a substantial portion of the operational costs are denominated in U.S. dollars. Accordingly, the functional currency of the Company is the U.S. dollar.

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Balances in non-U.S. dollar currencies are translated into U.S. dollars using historical and current exchange rates for non-monetary and monetary balances, respectively. For non-U.S. dollar transactions and other items in the financial statements, the following exchange rates are used: (i) for transactions – exchange rates at transaction dates or average exchange rates; and (ii) for other items (derived from non-monetary balance sheet items such as depreciation and amortization) – historical exchange rates. Currency transaction gains and losses are presented in other income, net on the audited consolidated statement of operations. The accumulated currency translation adjustments for the year ended December 31, 2021 and 2020 were immaterial.

Concentration of Risk

The Company deposits its temporary cash investments with highly rated quality financial institutions that are located in the United States and Israel. The United States deposits are federally insured up to $250,000 per account. As of December 31, 2021, and 2020, the Company had deposits from continuing operations totaling $26,600,000 and $21,007,000, respectively, in three U.S. financial institutions and one Israeli financial institution.

The Company has a market concentration of revenue and accounts receivable from continuing operations related to its customer base.

Company A and Company B accounted for 17% and 11%, respectively, of the Company’s total revenues for the year ended December 31, 2021.

Company D accounted for 16% of the Company’s total revenues for the year ended December 31, 2020.

As of December 31, 2021, accounts receivable from Company C accounted for 13%, of the consolidated accounts receivable balance. As of December 31, 2020, Company A and Company B accounted for 16% and 30%, respectively, of the consolidated accounts receivable balance.

No other single customer accounted for more than 10% of the Company’s consolidated revenue for the year ended December 31, 2021 and 2020 or consolidated accounts receivable balance as of December 31, 2021 and 2020.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments, including U.S. Treasury Bills purchased with a maturity of three months or less, to be cash equivalents.

Cash subject to contractual restrictions and not readily available for use is classified as restricted cash and cash equivalents. The Company’s restricted cash balances are primarily made up of cash collected on behalf of certain client jurisdictions. Restricted cash and cash equivalents for these client jurisdictions as of December 31, 2021 and 2020 were $804,000 and $412,000, respectively, and correspond to equal amounts of related accounts payable and are presented as part of accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its clients’ financial condition, and the Company generally does not require collateral.

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled accounts receivables, and contract liabilities on the consolidated balance sheets. Billed and unbilled accounts receivable are presented as part of accounts receivable, net, on the consolidated balance sheets. When billing occurs after services have been provided, such unbilled amounts will generally be billed and collected within 60 to 120 days but typically no longer than over the next twelve months. Unbilled accounts receivables of $415,000 and $600,000 were included in accounts receivable, net, in the consolidated balance sheets as of  December 31, 2021 and December 31, 2020, respectively.

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

Based on the information available, the Company determined that an allowance for loss of $11,000 and $22,000 was required on December 31, 2021 and 2020, respectively.

Note Receivables

In connection with the sale of AOC Key Solutions in April 2020, the Company received a $600,000, five-year promissory note due March 2025, that carried an interest rate of 8%. Based on the general market conditions and the credit quality of the buyer at the time of the sale, the Company determined that the fixed interest rate approximated the current market rates.

During the fiscal year 2020, the full principal balance of the $600,000 note associated with the sale of AOC Key Solutions was paid in full.

In connection with the sale of TeamGlobal in June 2020, the Company received a $1,700,000, five and a half year promissory note due December 2025, that carries an interest rate of 4% and is secured by a first priority security interest in the shares of TeamGlobal. Monthly principal payments on the promissory note began in 2021. Based on the general market conditions, the security interest held by the Company and the credit quality of the buyer at the time of the sale, the Company determined that the fixed interest rate approximates the current market rates.

Interest income recognized for the year ended December 31, 2021 and 2020 was $62,000 and $54,000, respectively, and is included as part of other income on the consolidated statement of operations.

Inventory

Inventory principally consists of parts and finished goods held temporarily until installed for service. The Company regularly evaluates its ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated current and future market values and new product introductions. Inventory is valued at the lower of cost or net realizable value. The cost is determined by the first-in, first-out (“FIFO”) method.

Property and Equipment

Property and equipment are stated at cost or fair value at acquisition date for assets obtained through business combinations, less accumulated depreciation. Depreciation expense is classified within the corresponding operating expense categories on the consolidated statements of operations.

Depreciation is recorded on a straight-line basis over the following estimated lives:

Class of assets	Useful life (in years)
Furniture and fixtures	2 - 10
Office equipment	2 - 5
Leasehold improvements	Shorter of asset life or lease term
Automobiles	3 - 5
Camera systems	3 - 5

Repairs and maintenance are expensed as incurred. Expenditures for additions, improvements and replacements are capitalized.

The Company tests its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Recoverability of property and equipment is measured by comparing the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the sum of the expected undiscounted cash flow is less than the carrying amount of the asset, the Company recognizes an impairment loss, which is the excess of the carrying amount over the fair value of the asset, using the expected future discounted cash flows.

As of December 31, 2021 and 2020, the Company did not recognize an impairment loss on its property and equipment.

Deposits

Deposits consist of cash payments made by the Company related to security deposits for leased assets and deposits on property and equipment which the Company has not yet received.

Software Development Costs

Research and development costs to develop software to be sold, leased or marketed are expensed as incurred up to the point of technological feasibility for the related software product. Capitalized internally developed software costs, net, not yet placed in service were $0 and $216,000 as of December 31, 2021 and 2020, respectively. For the year ended December 31, 2021 and 2020, the Company placed in service $216,000 and $730,000, respectively, of capitalized development costs related to software to be sold, leased or marketed.

Software developed for internal use, with no substantive plans to market such software at the time of development, are capitalized during the application phase and included in intangible assets, net in the consolidated balance sheets. Costs incurred during the preliminary planning and evaluation and post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. For the years ended December 31, 2021 and 2020, the Company capitalized $4,000 and $162,000, respectively, of development costs related to internal use software.

Intangible Assets

Intangible assets include capitalized internally developed software and amounts recognized in connection with acquisitions, including customer relationships, technology and marketing related assets. Intangible assets, other than software development costs, are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets. Intangible assets with definite lives are reviewed for impairment if indicators of impairment arise.

Leases

The Company accounts for its leases in accordance with Accounting Standard Codification (“ASC”) Topic 842, Leases ("ASC 842"). The standard provides several optional practical expedients for use in transition. The Company elected to use what the Financial Accounting Standard Board (“FASB”) has deemed the “package of practical expedients,” which allows the Company not to reassess the Company’s previous conclusions about lease identification, lease classification and the accounting treatment for initial direct costs. ASU 2016-02 also provided several optional practical expedients for the ongoing accounting for leases. The Company has elected the short-term lease recognition exemption for all leases that qualify, meaning that for leases with terms of twelve months or less, the Company will not recognize right-of-use ("ROU") assets or lease liabilities on the Company’s consolidated balance sheets. Additionally, the Company has elected to use the practical expedient to not separate lease and non-lease components for leases of real estate, meaning that for these leases, the non-lease components are included in the associated ROU asset and lease liability balances on the Company’s consolidated balance sheets.

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

Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The Company allocates a portion of the purchase price to the fair value of identifiable intangible assets. The fair value of identifiable intangible assets is based on a detailed valuation that uses information and assumptions provided by management. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.

Equity Method Investments

Investments in the common stock of entities other than the Company’s consolidated subsidiaries are accounted for under the equity method in accordance with the FASB ASC 323, Investments – Equity Method and Joint Ventures. Under the equity method, the initial investment is recorded at cost and the investment is subsequently adjusted for its proportionate share of earnings or losses, including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets. The difference between the carrying amount of the investment and the underlying equity in net assets is primarily attributable to goodwill and other intangible assets. When the fair value or income information is not readily determinable, the Company has elected to apply the measurement alternative, and report the investment at cost, less impairment.

Goodwill

The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. Goodwill is not amortized but rather subject to a periodic impairment testing on an annual basis. The Company will assess goodwill for impairment annually on October 1st of each year, or more often if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. During the years ended December 31, 2021 and 2020, we had not recognized any impairment to goodwill.

Revenue Recognition

The Company derives its revenues primarily from the sale of software, hardware and related services, including customer support and implementation services and management services in connection with our traffic safety solutions. Revenue is recognized upon transfer of control of promised products and services to the Company’s customers, in an amount that reflects the consideration the Company expects to receive in exchange for those products and services.

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, performance obligations are satisfied

The following table presents a summary of revenue (dollars in thousands):

	Year ended December 31,
	2021	2020
Recurring revenue	$4,634	$3,616
Product and service revenue	9,660	5,618
Total revenue	$14,294	$9,234

Information about the Company’s revenue in different geographic regions, which is attributable to the Company’s operations located primarily in the United States, Canada, and other countries is as follows (dollars in thousands):

	Year ended December 31,
	2021	2020
United States	$11,376	$6,498
Canada	1,876	910
Other	1,042	1,826
Total revenue	$14,294	$9,234

For the year ended December 31, 2021, except for the United States and Canada, total revenue in any single country was less than 10% of consolidated revenue.

Revenues

Recurring revenue

Recurring revenue includes the Company’s SaaS revenue, subscription revenue, eCommerce revenue and customer support revenue. The Company generates recurring revenue from long-term contracts with customers that provide periodic payments and short-term contracts that are automatically invoiced on a monthly basis. The Company’s recurring revenue is generated by a combination of direct sales, partner-assisted sales, and eCommerce sales.

Recurring revenues are generated through the Company’s SaaS model, where the Company provides customers with the right to access the Company’s software solutions for a fee. These services are made available to the customer continuously throughout the contractual period. However, the extent to which the customer uses the services may vary at the customer’s discretion. The Company's contracts with customers are generally for a term of one to five years. The payment for SaaS solutions may be received either at the inception of the arrangement or over the term of the arrangement. These SaaS solutions are considered to have a single performance obligation where the customer simultaneously receives and consumes the benefit, and as such, we recognize revenue for these arrangements ratably over the term of the contractual agreement.

The Company also currently receives recurring revenues under contracts entered into using a subscription model for bundled hardware and software over a period. Payments for these services and subscriptions are received periodically over the term of the agreement and revenue is recognized ratably over the term of the agreement. In addition, some of our subscription revenue includes providing, through a web server, access to the Company’s software solutions, a self-managed database, and a cross-platform application programming interface. The subscription arrangements with these customers typically do not provide the customer with the right to take possession of the Company’s software at any time. Instead, customers are granted continuous access to the Company’s solutions over the contractual period. The Company’s subscription services arrangements are non-cancelable and do not contain refund-type provisions. Accordingly, any fixed consideration related to the arrangement is generally recognized as recurring revenue on a straight-line basis over the contract term beginning on the date access to the Company’s software is provided.

eCommerce revenue is defined by the Company as revenue obtained through direct sales on the Company’s eCommerce platform. The Company’s eCommerce revenue generally includes subscriptions to the Company’s vehicle recognition software which can be purchased online and activated through a digital key. The Company's contracts with customers are generally for a term of one month with automatic renewal each month. The Company invoices and receives fees from its customers monthly.

Customer support revenue is associated with perpetual licenses and long-term subscription arrangements and consists primarily of technical support and product updates. The Company’s customer support team is ready to provide these maintenance services, as needed, to the customer during the contract term. The customer benefits evenly throughout the contract period from the guarantee that the customer support resources and personnel will be available to them. As customer support is not critical to the customers' ability to derive benefit from their right to use the Company’s software, customer support is considered a distinct performance obligation when sold together with a long-term license for software. Customer support for perpetual and term licenses is renewable, generally on an annual basis, at the option of the customer. Customer support for subscription licenses is renewable concurrently with such licenses for the same duration of time. Revenue for customer support is recognized ratably over the contract period based on the start and end dates of the customer support obligation, in line with how the Company believes services are provided.

Product and service revenue

Product and service revenue is defined as the Company’s contactless compliance revenue, implementation revenue, perpetual license sales and hardware sales.

Contactless compliance solutions revenues reflect arrangements to provide traffic safety systems to several jurisdictions in North America. These systems include hardware that identifies red light and school safety zone traffic violations and software that captures and records forensic images and analyzes the images to provide data and supports citation management services. In the first quarter of 2021, the Company launched a new service offering for the State of Oklahoma to support its Uninsured Vehicle Enforcement Diversion (“UVED”) Program. Rekor provides hardware, software and services to identify uninsured motor vehicles, notify owners of non-compliance and assist them in obtaining the required insurance as an alternative to traditional enforcement methods. Revenue is recognized monthly based on the number of citations collected by the relevant jurisdiction.

Implementation revenue is recognized when the Company provides pilot programs to customers. Pilot programs may involve a one-time fee for a defined period in which the customer can use the Company’s software in connection with a previously installed camera network or connected vehicle data. At the end of the pilot program, the customer can convert from a pilot program to a subscription model which has a typical term between one and five years. The Company’s pilot program revenue is recognized at various stages of completion.

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

Revenue by Customer Type

The following table presents a summary of revenue by customer type (dollars in thousands):

	Year ended December 31,
	2021	2020
Government customers	$6,031	$5,105
Commercial customers	8,263	4,129
Total revenue	$14,294	$9,234

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

Where performance obligations for a contract with a customer are not yet satisfied or have only been partially satisfied as of a particular date, the unsatisfied portion is to be recognized as revenue in the future. As of December 31, 2021 the Company had approximately $22,587,000 of remaining performance obligations not yet satisfied or partially satisfied. The Company expects to recognize approximately 41% of this amount as revenue over the succeeding twelve months, and the remainder is expected to be recognized over the next two to four years thereafter. As of December 31, 2020, the Company had approximately $16,705,000 of performance obligations not yet satisfied or partially satisfied.

Contract liabilities

When the Company advance bills clients prior to providing services, generally such amounts will be earned and recognized in revenue within the next month to five years, depending on the subscription or licensing period. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the year ended December 31, 2021, were not materially impacted by any other factors. Contract liabilities as of December 31, 2021 and December 31, 2020, were $3,272,000 and $2,084,000, respectively. All contract liabilities as of December 31, 2021 and December 31, 2020, were attributable to continuing operations. During the year ended December 31, 2021, $1,111,000 of the contract liabilities balance as of December 31, 2020, was recognized as revenue.

The contract liabilities as of December 31, 2021, are expected to be recognized as revenue during the years ended December 31, (dollars in thousands):

2022	$2,437
2023	486
2024	243
2025	84
2026	22
Total	$3,272

Practical Expedients Election ‒ Costs to Obtain and Fulfill a Contract ‒ The Company’s incremental costs to obtain a contract consist of sales commissions. The Company elected to use the practical expedient to expense costs to obtain a contract as incurred when the amortization period would have been one year or less. As of December 31, 2021, and 2020, costs incurred to obtain contracts in excess of one year have been immaterial to date.

Advertising

The Company expenses all non-direct response advertising costs as incurred. Advertising costs for the years ended December 31, 2021 and 2020 were $695,000 and $221,000, respectively, and are included in sales and marketing expenses in the consolidated statement of operations.

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

The Company evaluates the recoverability of the net deferred income tax assets and the level of the valuation allowance required with respect to such net deferred income tax assets. After considering all available facts, the Company fully reserved for its net deferred tax assets, outside of the deferred tax liability related to the indefinite-lived intangible, because management believes that it is not more likely than not that their benefits will be realized in future periods. The Company will continue to evaluate its net deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s net deferred income tax assets satisfy the realization standard, the valuation allowance will be reduced accordingly.

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

As of December 31, 2021, and 2020, the Company’s evaluation revealed no uncertain tax positions that would have a material impact on the financial statements. The 2018 through 2020 tax years remain subject to examination by the IRS, as of December 31, 2021.

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

During the year ended December 31, 2021, the Company did not issue any stock options. The fair value of each option granted in 2020 was estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions during the year ended December 31, 2020:

Risk-free interest rate	1.24%
Expected term (in years)	6
Volatility	89.5%
Dividend yield	0%
Estimated annual forfeiture rate at the time of grant	0%

Risk-Free Interest Rate – The yield on actively traded non-inflation indexed U.S. Treasury notes with the same maturity as the expected term of the underlying grants was used as the average risk-free interest rate.

Expected Term – The expected term of options granted was determined based on management’s expectations of the options granted which are expected to remain outstanding.

Expected Volatility – Because the Company’s common stock has only been publicly traded since 2017, there is not a substantive share price history to calculate volatility and, as such, the Company has elected to compute its expected volatility based on the average volatilities of similar entities, as well as, considering its volatility since becoming public.

Dividend Yield – The Black-Scholes option pricing model requires an expected dividend yield as an input. The Company has not issued common stock dividends in the past nor does the Company expect to issue common stock dividends in the future.

Forfeiture Rate – We account for forfeitures as they occur.

Series A Cumulative Convertible Redeemable Preferred Stock

The Company’s Series A Preferred Stock had certain embedded features including; a Company put right to convert each share into common stock at an initial conversion price and a specified price which increased annually based on the passage of time beginning in November 2019, the Series A Preferred Stockholder put right after 60 months from the issuance date to redeem any or all of the Series A Preferred Stock at a redemption price of $15 per share plus any accrued but unpaid dividends, the Company call right after 36 months from the issuance date to redeem all of the Series A Preferred Stock at a redemption price which increased annually based on the passage of time beginning in November 2019, and the Series A Preferred Stock automatic conversion feature based on a qualified initial public offering in excess of $30,000,000 or a written agreement by at least two thirds of the Series A Preferred Stockholders at an initial conversion price and a specified price which increased annually based on the passage of time beginning in November 2016. As a result of the closing of the 2021 Public Offering in the first quarter of 2021, all of the issued and outstanding Series A Preferred Stock was converted pursuant to the original terms of the agreement into shares of the Company’s common stock.

The Company determined that the shares of Preferred Stock should be classified as mezzanine equity since they were contingently redeemable.

The Company determined that it was probable that the Series A Preferred Stock would become redeemable, thus the Company recognized changes in the redemption value immediately as they occur at the end of each reporting period as if it were also the redemption date for the interest and adjusted the carrying amount of the Series A Preferred Stock to the redemption value. Changes in the redemption value were recognized in additional paid-in capital in the consolidated balance sheets.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value as of December 31, 2021 and December 31, 2020, because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt and long-term receivables approximates fair value as of December 31, 2021 and December 31, 2020, given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

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

There were no changes in levels during the year ended December 31, 2021.

Loss per Share

Basic loss per share, or "EPS", is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and potentially dilutive securities outstanding during the period, except for periods of net loss for which no potentially dilutive securities are included because their effect would be anti-dilutive. Potentially dilutive securities consist of common stock issuable upon exercise of stock options or warrants using the treasury stock method. Potentially dilutive securities issuable upon conversion of the Series A Preferred Stock are calculated using the if-converted method.

The Company calculates basic and diluted loss per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed. Participating securities consist of preferred stock that contains a nonforfeitable right to receive dividends and therefore are considered to participate in undistributed earnings with common stockholders.

The Series A Preferred Stock and Series B Preferred Stock had the non-forfeitable right to participate on an as converted basis at the conversion rate then in effect in any common stock dividends declared and, as such, is considered a participating security. The Series A Preferred Stock and Series B Preferred Stock have been included in the computation of basic and diluted loss per share pursuant to the two-class method. Holders of the Series A Preferred Stock and Series B Preferred Stock did not participate in undistributed net losses because they were not contractually obligated to do so.

Treasury shares are presented as a reduction of equity, at their cost to the Company.

New Accounting Pronouncements

New Accounting Pronouncements Effective in the Year Ended December 31, 2021

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”). The new standard clarifies the interaction of accounting for the transition into and out of the equity method. The new standard also clarifies the accounting for measuring certain purchased options and forward contracts to acquire investments. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted this guidance in the first quarter of 2021. The adoption of ASU 2020-01 did not have a material impact on the Company’s consolidated financial statements or notes.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 eliminated previously allowed exceptions and clarified existing guidance in the accounting for income taxes, including in the areas of franchise taxes, the tax basis of goodwill and interim period effects of changes in tax laws. The Company adopted this guidance in the first quarter of 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements or notes.

New Accounting Pronouncements Effective in Future Periods

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2022. Upon adoption of the new standard, the Company will begin recognizing an allowance for credit losses based on the estimated lifetime expected credit loss related to the Company’s financial assets. Due to the nature and extent of the Company’s financial instruments (primarily accounts receivable and a note receivable) currently within the scope of ASU 2016-13 and based on the Company’s analysis of ASU 2016-13 and the historical, current and expected credit quality of the Company’s customers, the Company does not expect ASU 2016-13 to have a material impact on its consolidated statements of operations and balance sheets.

The Company does not believe that any recently issued, but not yet effective, accounting standards, other than the standards discussed above, could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 2 – BUSINESS ACQUISITIONS

Waycare Technologies Acquisition

On August 18, 2021, the Company completed its acquisition of Waycare by acquiring 100% of the issued and outstanding capital stock of Waycare. The aggregate purchase price for the shares of Waycare was $60,171,000, less the amount of Waycare’s debt and certain transaction expenses and subject to a customary working capital adjustment. The purchase price was comprised of $39,884,000 of cash and 2,784,474 shares of the Company’s common stock, valued at $20,287,000. As a result of the transaction, Waycare has become a wholly-owned subsidiary of the Company.

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date. Since the acquisition of Waycare occurred on August 18, 2021, the results of operations for Waycare from the date of acquisition have been included in the Company’s consolidated statement of operations for the year ended December 31, 2021. The table below shows the breakdown related to the preliminary purchase price allocation for the acquisition (dollars in thousands):

Cash paid	$39,884
Common stock issued	20,287
Total consideration	$60,171
Assets
Cash and cash equivalents	$25
Restricted cash and cash equivalents	89
Accounts receivable	486
Other current assets	150
Property and equipment	72
Acquired technology	16,897
Total assets acquired	$17,719
Liabilities
Accounts payable and accrued expenses	794
Contract liabilities	36
Deferred tax liability	3,833
Total liabilities assumed	4,663
Fair value of identifiable net assets acquired	13,056
Goodwill	$47,115

The technology acquired by the Company as part of the acquisition has an estimated useful life of seven years and is presented as part of intangible assets, net on the consolidated balance sheets.

During the year ended December 31, 2021, $925,000 of revenue was attributed to Waycare, which was reported in the consolidated statement of operations.

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

	Year ended December 31,
	2021	2020
	(Dollars in thousands, except per share data)
Total revenue from continuing operations	$16,239	$11,268
Net loss from continuing operations	(33,196)	(15,524)
Basic and diluted loss per share continuing operations	$(0.66)	$(0.70)
Basic and diluted number of shares	43,949,038	26,977,154

NOTE 3 - INVESTMENTS

Investments in Unconsolidated Companies

In 2017, the Company contributed substantially all of the assets and certain liabilities related to its vehicle services business to Global Public Safety (the “GPS Closing”). After the GPS Closing, the Company continues to own 19.9% of the units of Global Public Safety. This equity investment does not have a readily determinable fair value and the Company reports this investment at cost, less impairment. As of December 31, 2021 and December 31, 2020 the investment in Global Public Safety had a value of $0.

In June 2020, the Company announced a joint venture in which the Company would have a 50 percent equity interest in Roker Inc. (“Roker”). In the third quarter of 2020 and the first quarter of 2021, the Company contributed $75,000 for its 50% equity interest for a total investment of $150,000. This investment is accounted for under the equity method. During the year ended December 31, 2021, the Company recognized a loss in its unconsolidated investments of $150,000.

The carrying amount of the Company’s investments are included as part of investments in unconsolidated companies in the consolidated balance sheets. There were no distributions or earnings received from either investment in the year ended December 31, 2021 and 2020.

Roker Simple Agreement for Future Equity ("SAFE")

In April 2021, in exchange for $1,000,000 the Company entered into a SAFE with Roker (the “Roker SAFE”). In October 2021, the Company invested an additional $250,000 in the Roker SAFE. The Roker SAFE allows the Company to participate in future equity financings of Roker, through a share-settled redemption of the amount invested (such notional being the “invested amount”). Alternatively, upon the occurrence of a change of control or an initial public offering (other than a qualified financing), the Company has the option to receive either (i) cash payment equal to the invested amount under the SAFE, or (ii) a number of shares of common stock equal to the invested amount divided by the liquidity price set forth in the Roker SAFE. The Company’s investment in the Roker SAFE is recorded on the cost method of accounting and included under SAFE investment on the consolidated balance sheets and is shown as long-term, as it is not readily convertible into cash. If the Company identifies factors that may be indicative of impairment the Company will review the investment for impairment. For the year ended December 31, 2021, the Company did not identify any factors indicative of impairment.

NOTE 4– DISCONTINUED OPERATIONS

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

Results of Discontinued Operations

Pursuant to ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations from TeamGlobal, AOC Key Solutions and Firestorm for the years ended December 31, 2021 and 2020 have been classified as discontinued operations and presented as part of loss from discontinued operations in the accompanying consolidated statements of operations presented herein. The assets and liabilities also have been classified as discontinued operations under the line captions of current and long term assets discontinued operations and current and long term liabilities discontinued operations in the accompanying consolidated balance sheets as of December 31, 2021 and December 31, 2020.

The assets and liabilities classified as discontinued operations in the Company's consolidated financial statements as of December 31, 2021 and December 31, 2020 are shown below (dollars in thousands):

	December 31, 2021	December 31, 2020
	Firestorm	Firestorm
ASSETS
Cash and cash equivalents	$1	$2
Total assets of discontinued operations	$1	$2
LIABILITIES
Accounts payable and accrued expenses	$30	$31
Lease liability, short term	99	93
Total current liabilities of discontinued operations	129	124
Lease liability, long term	-	5
Total liabilities of discontinued operations	$129	$129

The major components of the discontinued operations, net of tax, are presented in the consolidated statements of operations below (dollars in thousands):

	Year ended December 31,
	2021	2020
	Firestorm	Global	AOC Key Solutions	Firestorm	Total
Revenue	$-	$10,510	$3,392	$5	$13,907
Cost of revenue	-	9,190	1,866	-	11,056
Gross profit	-	1,320	1,526	5	2,851
Operating expenses:
General and administrative expenses	5	1,341	1,284	1	2,626
Selling and marketing expenses	-	79	131	-	210
Operating expenses	5	1,420	1,415	1	2,836
Income (loss) income from operations	(5)	(100)	111	4	15
Other income (expense):
Interest expense	-	(167)	(74)	-	(241)
Other income	-	5	1	-	6
Total other expense	-	(162)	(73)	-	(235)
Income (loss) from discontinued operations	(5)	(262)	38	4	(220)
Income tax provision from discontinued operations	-	-	-	-	-
Net income (loss) from discontinued operations	$(5)	$(262)	$38	$4	$(220)

NOTE 5 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2021 and 2020 were as follows (dollars in thousands):

	Year ended December 31,
	2021	2020
Cash paid for interest	$14	$1,211
Cash paid for taxes	53	16
Non-cash investing and financing activities
Purchase of vehicles by issuing loan payable	-	112
Note received as part of TeamGlobal Sale	-	1,700
Paid-in-kind interest transferred from accrued interest to the principal balance of the 2019 Promissory Notes	-	1,283
Increase in accounts payable and accrued expenses related to purchases of property and equipment	1,277	-
Fair market value of shares issued in connection with the acquisition of Waycare	20,287	-
Deferred tax liabilities resulting from purchase accounting adjustments in connection with the acquisition of Waycare	3,833	-
Series A Cumulative Convertible Redeemable Preferred stock dividends included in accounts payable and accrued expenses, settled in common stock	(1,005)	-
Series A Cumulative Convertible Redeemable Preferred stock included in temporary equity, settled in common stock	(6,770)	-
Series B Cumulative Convertible Preferred stock dividends included in accounts payable and accrued expenses, settled in common stock	(179)	-
Non-cash Note Exchange transaction
Exchange of accrued interest and stock issuance costs	-	(226)
Debt extinguishment costs	-	(2,484)
Exchange of the net principal balance of the 2019 Promissory Notes	-	(14,688)
Issuance of common stock	-	17,325
Cash impact of Note Exchange transaction	-	(73)
New Leases under ASC-842
Recognition of operating lease - right-of-use lease asset	6,042	354
Lease incentive recognized in property and equipment, net	3,830	-
Recognition of operating lease - lease liability	$(9,872)	$(354)

NOTE 6 – INVENTORY

As of December 31, 2021 and 2020, inventory consisted entirely of the following (dollars in thousands):

	December 31,
	2021	2020
Parts and cameras	$260	$558
Finished goods	934	706
Total inventory	$1,194	$1,264

NOTE 7 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (dollars in thousands):

	December 31,
	2021	2020
Furniture and fixtures	$1,715	$83
Office equipment	819	314
Camera systems	1,787	1,088
Vehicles	712	395
Leasehold improvements	3,232	200
Camera systems not yet placed in service	3,408	-
Total	$11,673	$2,080
Less: accumulated depreciation	(1,744)	(1,033)
Property and equipment, net	$9,929	$1,047

Depreciation and amortization related to property and equipment, net for the years ended December 31, 2021 and 2020 was $714,000 and $382,000, respectively, and is presented as part of depreciation and amortization in the accompanying consolidated statements of operations.

Information about the Company’s total assets in different geographic regions is as follows (dollars in thousands):

	December 31,
	2021	2020
United States	$11,565	$2,080
Other	108	-
Accumulated depreciation	(1,744)	(1,033)
Total property and equipment, net	$9,929	$1,047

NOTE 8 – LEASES

The Company has operating leases for office facilities in various locations throughout the United States and Israel. The Company’s leases have remaining terms of one to 11 years. Certain of the Company’s leases include options to extend the term of the lease or to terminate the lease prior to the end of the initial term. When it is reasonably certain that the Company will exercise the option, the Company will include the impact of the option in the lease term for purposes of determining total future lease payments.

Cash paid for amounts included in the measurement of operating lease liabilities from continuing operations was $278,000 and $251,000 for the year ended December 31, 2021 and 2020, respectively.

Operating lease expense from continuing operations for the year ended December 31, 2021 and 2020 was $640,000 and $263,000, respectively, and is part of general and administrative expenses in the accompanying consolidated statement of operations.

In the third quarter of 2021, the Company entered into a lease agreement for its new headquarters. As part of the lease agreement, there were $3,830,000 in tenant improvement allowances provided to the Company which was used to update the structure of the leased space and furnish the leased space.

Supplemental balance sheet information related to leases as of December 31, 2021 was as follows (dollars in thousands):

Operating lease right-of-use lease assets from continuing operations	$6,163
Current portion of lease liability	229
Long-term portion of lease liability	10,061
Total lease liability from continuing operations	$10,290

Weighted average remaining lease term - operating leases from continuing operations	10.48

Weighted average discount rate - operating leases	9%

Maturities of operating lease liabilities for continuing operations at December 31, 2021 were as follows (dollars in thousands):

2022	$529
2023	1,618
2024	1,579
2025	1,596
2026	1,632
Thereafter	9,806
Total lease payments	16,760
Less imputed interest	(6,470)
Maturities of lease liabilities	$10,290

NOTE 9– INTANGIBLE ASSETS

Goodwill

In connection with the acquisition of Waycare, the Company recognized $47,115,000 of goodwill. There have been no other changes from December 31, 2020 in the carrying amount of goodwill for the year ended  December 31, 2021.

Intangible Assets Subject to Amortization

The following summarizes the change in intangible assets from December 31, 2020 to December 31, 2021 (dollars in thousands):

	December 31, 2020	Additions	Amortization	December 31, 2021
Intangible assets subject to amortization from continuing operations
Customer relationships	$362	$-	$(34)	$328
Marketing related	159	-	(62)	97
Technology based	5,361	16,897	(1,954)	20,304
Internally capitalized software	1,156	4	(483)	677
Intangible assets subject to amortization from continuing operations	$7,038	$16,901	$(2,533)	$21,406

The following provides a breakdown of identifiable intangible assets as of December 31, 2021 (dollars in thousands):

	Customer Relationships	Marketing Related	Technology Based	Internally Capitalized Software	Total
Identifiable intangible assets	$461	$327	$24,107	$1,452	$26,347
Accumulated amortization	(133)	(230)	(3,803)	(775)	(4,941)
Identifiable intangible assets from continuing operations, net	$328	$97	$20,304	$677	$21,406

These intangible assets are being amortized on a straight-line basis over their weighted average remaining estimated useful life of 6.1 years. Amortization expense attributable to continuing operations for the year ended December 31, 2021 and 2020 was $2,533,000 and $1,368,000, respectively, and is presented as part of depreciation and amortization in the accompanying consolidated statements of operations.

As of December 31, 2021, the estimated annual amortization expense from continuing operations for each of the next five fiscal years and thereafter is as follows (dollars in thousands):

2022	$3,955
2023	3,777
2024	3,474
2025	3,465
2026	2,653
Thereafter	4,082
Total	$21,406

NOTE 10 – DEBT

Firestorm Debt

On January 25, 2017, pursuant to the terms of its acquisition of Firestorm, the Company issued $1,000,000 in the aggregate form of four unsecured, subordinated promissory notes with interest payable over five years. The principal amount of one of the notes payable is $500,000 payable at an interest rate of 2% and the remaining three notes are evenly divided over the remaining $500,000 and payable at an interest rate of 7%. The notes matured on January 25, 2022. The aggregate balance of these notes payable was $998,000 and $980,000, net of unamortized interest, as of December 31, 2021 and December 31, 2020, respectively, to reflect the amortized fair value of the notes issued due to the difference in interest rates of $2,000 and $20,000, respectively. The Company is not paying current interest on these notes and did not pay the principal due in January 2022 as the Company has requested rescission in connection with the Firestorm acquisition and is currently in litigation with the sellers (see NOTE 13- COMMITMENTS AND CONTINGENCIES).

Paycheck Protection Program Loan

On May 26, 2020, the Company entered into a loan agreement with Newtek Small Business Finance, LLC, which provided a loan in the principal amount of $221,000 (the “Rekor PPP Loan”) pursuant to the Paycheck Protection Program under the CARES Act. The Rekor PPP Loan had a two-year term and bore interest at a rate of 1.0% per annum. Monthly principal and interest payments were deferred for six months after the date of disbursement.

On June 3, 2020, the Company’s wholly-owned subsidiary, Rekor Recognition Systems, Inc., entered into a loan agreement with Newtek Small Business Finance, LLC, which provided a loan in the principal amount of $653,000 (the “Rekor Recognition PPP Loan”) pursuant to the Paycheck Protection Program under the CARES Act. The Rekor Recognition PPP Loan had a two-year term and bore interest at a rate of 1.0% per annum. Monthly principal and interest payments were deferred for six months after the date of disbursement.

In October 2021, the Company was informed the Loans forgiveness was processed by the Small Business Administration (“SBA”) and the Company’s Loans have been fully forgiven. The Loans are now considered paid in full by SBA. The Company recognized a gain on the extinguishment of debt of $886,000 for the year ended December 31, 2021 related to the principal and accrued interest forgiveness.

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

As of the first anniversary date of the commencement of the 2019 Promissory Notes $1,283,000 of the paid-in kind ("PIK") interest had not been paid in cash by the Company and per the purchase agreement was added to the principal balance of the 2019 Promissory Notes in March 2020.

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

On April 2, 2020, following the sale of AOC Key Solutions, the Company transferred $2,200,000 to the holders of the 2019 Promissory Notes. $2,000,000 of the funds were used as a prepayment of principal while the other $200,000 was paid as a premium percentage as the portion of the 2019 Promissory Notes were paid prior to the maturity date. The premium percentage paid in connection with this transaction is presented as part of debt extinguishment costs in the accompanying consolidated statement of operations.

2019 Promissory Note Retirement

On June 30, 2020, the Company entered into Exchange Agreements with certain 2019 Lenders of the Company’s 2019 Promissory Notes. Subject to the terms and conditions set forth in the Exchange Agreements, approximately $17,398,000 was redeemed in exchange for 4,349,497 shares of the Company’s common stock, at a rate of $4 per share, which was the closing price of the common stock on the date of the Exchange Agreements. On July 15, 2020, the Company completed the Note Exchange. At the time of the Exchange Agreement, the net amount of long-term debt redeemed for common stock was $14,688,000. This included the existing principal balance subject to conversion, the portion of the exit fee associated with the notes subject to conversion, offset by the portion of unamortized issuance costs associated with the notes subject to conversion. There was also $226,000 related to the PIK interest associated with the notes subject to conversion that was exchanged as part of the Exchange Agreements. The difference between the market value of the shares issued and the net carrying amount of the obligations above of $2,484,000 was recorded as part of debt extinguishments costs in the accompanying consolidated statements of operations. Following the Note Exchange, approximately $4,398,000 aggregate principal amount of the 2019 Promissory Notes remained outstanding, plus an additional $216,000 related to the exit fee.

The Company incurred stock issuance costs of approximately $73,000 related to legal, accounting, and other fees in connection with the Exchange Agreements. These costs are presented as a reduction to additional paid-in capital on the accompanying consolidated balance sheets.

On September 16, 2020, the Company issued a cash payment of $5,284,000 to complete the retirement of the remaining aggregate principal balance of the 2019 Promissory Notes. As a result of this optional prepayment, the 2019 Promissory Notes have been fully redeemed pursuant to their terms, and as a result, the Company has no further obligations under the Note Purchase Agreement, as amended. The warrants previously issued pursuant to the Note Purchase Agreement remain outstanding pursuant to their terms.

Interest Expense

The following table presents the interest expense related to the contractual interest and the amortization of debt issuance costs for the Company’s debt arrangements (dollars in thousands):

	Year ended December 31,
	2021	2020
Contractual interest	$69	$1,846
Amortization of debt issuance costs	20	657
Total interest expense	$89	$2,503

Debt Extinguishment Costs

For the year ended December 31, 2021, gain on the extinguishment of debt of $886,000 related to the forgiveness of the PPP Loans. For the year ended December 31, 2020, the Company recognized the following debt extinguishment costs: $200,000 related to an early cash payment in April 2020 related to the 2019 Promissory Notes, $2,484,000 related to the Exchange Agreements completed in July 2020 and $684,000 related to an early cash payment in September 2020 to retire the remaining balance of the 2019 Promissory Notes, these costs were offset by the forgiveness of loans in the amount of $87,000 in the third quarter of 2020. These gains and costs are presented as part of gain (loss) on extinguishment of debt in the accompanying consolidated statement of operations, for the years ended December 31, 2021 and 2020.

Schedule of Principal Amounts Due on Debt

The principal amounts due for notes payable and loans payable are shown below as of December 31, 2021 (dollars in thousands):

2022	$1,037
2023	37
Total	1,074
Less unamortized interest	(2)
Total notes payable	$1,072

Notes payable, current portion	$998
Loan payable, current portion	37
Loan payable, long-term	37
Total notes payable	$1,072

NOTE 11 – INCOME TAXES

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

The expense (benefit) from income taxes for the years ended December 31, 2021 and 2020 consists of the following (dollars in thousands):

	Year ended December 31,
	2021	2020
Federal:
Deferred	$(3,819)	$14
Total federal	(3,819)	14
State:
Current	-	9
Total state	-	9
(Benefit) provision for income taxes	$(3,819)	$23

The components of deferred income tax assets and liabilities are as follows on  December 31, 2021 and 2020 (dollars in thousands):

	Year ended December 31,
Deferred tax assets	2021	2020
Net operating loss	$13,786	$9,728
163(j) limitation	2,157	2,293
Lease liabilities	2,868	159
Fixed assets	358	93
Other	422	148
Total gross deferred tax assets	19,591	12,421

Valuation allowance for deferred tax assets	(14,283)	(12,215)
Total deferred tax assets	$5,308	$206

Deferred tax liabilities:
Right-of-use asset	(1,701)	(126)
Goodwill and intangibles	(3,645)	(104)
Total gross deferred tax liabilities	(5,346)	(230)
Net deferred tax liabilities	$(38)	$(24)

The difference between the income tax provision computed at the U.S. Federal statutory rate and the effective tax rate is as follows for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
U.S. statutory federal rate	21.0%	21.0%
(Decrease) increase in taxes resulting from:
State income tax rate, net of U.S. Federal benefit	4.5%	11.1%
Impact of changes in tax rates	(2.7)%	7.9%
True-ups	(0.9)%	(1.1)%
Other	(2.7)%	6.1%
Valuation allowance	(6.7)%	(45.2)%
Effective tax rate	12.5%	(0.2)%

The Company files income tax returns in the United States and various state and foreign jurisdictions. No U.S. Federal, state or foreign income tax audits were in process as of December 31, 2021.

The Company evaluated the recoverability of the net deferred income tax assets and the level of the valuation allowance required with respect to such net deferred income tax assets. After considering all available facts, the Company fully reserved for its net deferred tax assets, outside of the deferred tax liability related to the indefinite-lived intangible, because the Company believes that it is not more likely than not that their benefits will be realized in future periods. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s net deferred income tax assets satisfy the realization standard, the valuation allowance will be reduced accordingly.

As of December 31, 2021, the Company had gross federal and state net operating loss carryforwards of $51,838,000 and $43,570,000, respectively. As of December 31, 2021, Rekor had net federal and state net operating loss (“NOL”) carryforwards of $10,886,000 and $2,901,000, respectively. These NOLs are scheduled to begin to expire in 2035 and $13,787,000 are grandfathered under the Tax Cuts and Jobs Act; thus, these NOLs are not subject to the 80 percent limitation. NOLs generated in the years ended December 31, 2021 and 2020 of $19,026,000 and $14,726,000, respectively, will be carried forward indefinitely and are subject to the annual 80 percent limitation.

As of December 31, 2020, Rekor had gross federal and state net operating loss carryforwards of $33,787,000 and $26,435,000, respectively. As of December 31, 2020, Rekor had net federal and state net operating loss carryforwards of $7,096,000 and $2,632,000, respectively.

For the years ended December 31, 2021 and 2020, the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2018 through 2020 tax years remain subject to examination by the IRS.

As a result of the acquisition of Waycare, the Company recognized a $16,897,000 identified definite-lived intangible asset related to technology for which the Company received no tax basis due to the stock acquisition. As a result, the Company recorded a deferred tax liability of $3,833,000 which increased the Company's goodwill related to the Waycare acquisition. Due to the overall valuation allowance position of the Company, the deferred tax liability was used to offset the Company's deferred tax asset and thus reducing the total valuation allowance. This impact to the valuation allowance was booked as a tax benefit. The tax benefit of $3,833,000 was offset by $14,000 of tax expense for the year ended December 31, 2021. For the year ended December 31, 2020, the Company recognized $23,000 in tax expense.

NOTE 12 – EMPLOYEE BENEFIT PLAN

401 (k) Plan

In 2019, Rekor established the Rekor Systems, Inc. 401(k) Plan (the “Rekor 401(k) Plan”), a Qualified Automatic Contribution Arrangement (QACA) safe harbor plan. Employees that satisfied the eligibility requirements became participants in the Rekor 401(k) Plan. The Company contributes an amount equal to the sum of 100% of a participant’s elective deferrals that do not exceed 1% of participant’s compensation, plus 50% of the participant’s elective deferrals that exceed 1% of the participants compensation, but do not exceed 6% of the participant’s compensation. Employee contributions are fully vested, and matching contributions are subject to a two-year service vesting schedule.

Employee Severance Benefits

In accordance with the current employment terms with all its employees (Section 14 of the Israeli Severance Pay Law, 1963) located in Israel, the Company makes regular deposits with certain insurance companies for accounts controlled by each applicable employee in order to secure the employee’s full retirement benefit and severance obligation. The Company is relieved from any severance pay liability with respect to each such employee after it makes the payments on behalf of the employee. The liability accrued in respect of these employees and the amounts funded, as of the respective agreement dates, are not reflected on the Company’s consolidated balance sheet, as the amounts funded are not under the control and management of the Company and the pension or severance pay risks have been irrevocably transferred to the applicable insurance companies.

The amount of contributions recorded from continuing operations by the Company under these plans during the years ended December 31, 2021 and 2020 were $616,000 and $228,000, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

On August 19, 2019, the Company filed suit in the United States District Court for the Southern District of New York against three former executives of the Company who were founders of Firestorm (the “Firestorm Principals”)—Rekor Systems, Inc. v. Suzanne Loughlin, et al., Case no. 1:19-cv-07767-VEC. On January 30, 2020, the Company filed a Second Amended Complaint (the “Complaint’) alleging that the Firestorm Principals fraudulently induced the execution of the Membership Interest Purchase Agreement wherein Firestorm was acquired by the Company. The Complaint also alleges claims for breach of fiduciary duty, violations of the Computer Fraud and Abuse Act (“CFAA”), conversion, and trespass to chattels arising from the Firestorm Principals’ alleged deletion of company email records. The Complaint requests equitable rescission of the acquisition transaction and monetary damages.

The Firestorm Principals answered together with counterclaims on February 28, 2020. Thereafter, on March 30, the Company moved to dismiss the counterclaims against certain directors and officers named as counterclaim-defendants, resulting in the Firestorm Principals voluntarily dismissing the counterclaims against those parties. Thereafter the Company filed its response and affirmative defenses to the Counterclaims on April 22, 2020. On April 27, 2020, the Firestorm Principals filed a Motion for Partial Judgment on the Pleadings, which the Company opposed. In addition, on December 9, 2019, the Firestorm Principals filed a motion for an interim award of expenses and attorney’s fees. With respect to the Firestorm Principals’ motion for judgment on the pleadings, the Court’s November 23, 2020 order denied that motion in its entirety. In that same order, the Court granted in part and denied in part the Firestorm Principals’ fee advance motion.

In April 2021, the Firestorm Principals filed a notice of motion for partial summary judgment, seeking summary judgment on several of the Company’s claims and the Firestorm Principals’ counterclaims, which the Company, along with counterclaim-defendants Firestorm Franchising, LLC and Firestorm Solutions, LLC, filed its opposition to the partial summary judgment motion on June 21, 2021. The Firestorm Principals filed their reply in support of their partial summary judgment motion on July 9, 2021. On March 14, 2022, the Court issued an opinion and order which denied summary judgment to the Firestorm Principals on the Company's main fraudulent omission claim, the conversion and trespass to chattels claims as to Defendants Loughlin and Rhulen and the breach of fiduciary duty claim as to Defendant Loughlin. The Court also denied summary judgment to the Firestorm Principals on their breach of warrants, anticipatory breach of warrants, and anticipatory breach of promissory notes counterclaims and the breach of contract counterclaim asserted by Defendant Satterfield. In March 2022,the Court granted summary judgment to the Firestorm Principals on our CFAA claims, based on recent case law clarifying that such claims do not apply to employees who have authorized access to an employer’s computer and misuse that access, and granted summary judgment on our CFAA, conversion, and trespass to chattels claims against one defendant because Rekor represented it was prepared to dismiss those claims. The Court also granted summary judgment on one breach of contract counterclaim asserted by a company related to the Firestorm Principals, holding that the $25,500 amount at issue could not be set off by or recouped from our damages in this case.

In 2020, the Firestorm Principals filed various suits in New York, Delaware and Virginia against directors and officers of the Company, alleging breach of fiduciary duty and libel. The defendants in the suits moved to dismiss the amended complaint. At this stage of these litigations, the suits against two of the directors have been dismissed and one has been permitted to proceed. On September 28, 2021, the Court issued an order denying the motion to dismiss. On October 21, 2021, the Delaware Action defendants filed a motion for reconsideration of the Court’s dismissal order; that reconsideration motion was denied on February 28, 2022. On March 16, 2022, the court in the Virginia Action dismissed the breach of fiduciary duty claim without prejudice (so it can be refiled in Delaware Chancery Court) and denied the motion with respect to the defamation claim on jurisdictional grounds. The defamation claim will now be challenged on substantive grounds.

At this stage of these litigations, the Company is unable to render an opinion regarding the likelihood of a favorable outcome. The Company intends to continue vigorously litigating its claims against the Firestorm Principals and believes that the Firestorm Principals’ remaining counterclaims and suits against Rekor directors and officers are without merit.

On January 31, 2020, the Company’s wholly-owned subsidiary, OpenALPR, filed a complaint in the US District Court for the Western District of Pennsylvania against a former customer, Plate Capture Solutions, Inc. (“PCS”) for breach of software license agreements pursuant to which software was licensed to PCS. On June 14, 2020, PCS filed its operative answer to the Complaint. On June 21, 2020, PCS filed a motion to join the Company and another entity, OpenALPR Technology, Inc., as parties to the litigation and made claims against them and counterclaims against OpenALPR for defamation, fraud and intentional interference with existing and future business relationships. On July 13, 2020, OpenALPR filed an opposition to the motion for joinder. On November 23, 2020, the court denied PCS’s Motion for Joinder with prejudice. On August 30, 2021, OpenALPR and PCS filed a joint stipulation of dismissal with prejudice, and the court ordered dismissal of the case with prejudice on August 31, 2021. The Company considers this matter closed.

On September 18, 2020, Fordham Financial Management, Inc. (“Fordham”) commenced a lawsuit against the Company in the Supreme Court for the State of New York, New York County. Fordham alleges that the Company breached an underwriting agreement with Fordham. Fordham has brought claims for breach of contract, a declaratory judgment, and attorneys’ fees and expenses, and seeks damages. The Complaint was served on the Company on September 25, 2020. The Company issued a motion to dismiss counterclaims on June 23, 2021. The Court granted Fordham’s motion to dismiss Rekor’s counterclaims on October 23, 2021. On November 29, 2021, the Company filed a notice of appeal with the Appellate Division and a motion to reargue that decision and order, arguing that the court misunderstood the nature and purpose of the prospectus supplement, which was actually prepared by plaintiff after it set the prices for the 2018 offering. On March 3, 2022, the court denied the motion to reargue. In doing so, however, the court clarified that the dismissal was without prejudice, which would permit the Company to refashion the counterclaims in the future. Meanwhile, the Company’s deadline to perfect its concurrent appeal in the appellate division is May 30, 2022.

At this stage of the Fordham litigation, the Company is unable to render an opinion regarding the likelihood of a favorable outcome. However, the Company maintains that Fordham’s claims have no merit. To that end it intends to vigorously litigate this action.

In June 2021, a putative shareholder class action lawsuit (captioned Miller v. Rekor Systems, Inc. et al.) was filed in the United States District Court for the District of Maryland, naming as defendants Rekor Systems, Inc. and certain of its officers. It alleges violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 related to Rekor’s automatic license plate recognition technology and uninsured vehicle enforcement diversion related business and seeks damages on behalf of shareowners who acquired Rekor stock between April 12, 2019 and May 25, 2021. In November 2021, the plaintiff filed an order of dismissal, seeking to voluntarily dismiss the class action lawsuit without prejudice. This matter was voluntarily dismissed without prejudice.

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

NOTE 14 – STOCKHOLDERS’ EQUITY

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

Form S-3 Registration Statement

On September 10, 2021, the Company filed a Form S-3 Registration Statement SEC, using a “shelf” registration process, which was declared effective by the SEC on September 23, 2021. By using a shelf registration statement, the Company may sell securities from time to time and in one or more offerings up to a total dollar amount of $350,000,000.

Waycare Acquisition

In connection with the acquisition as described in NOTE 2 – ACQUISITIONS, the Company issued 2,784,474 shares of the Company’s common stock as part of the consideration.

Public Offering

On February 9, 2021, the Company issued and sold 6,126,939 shares of its common stock (which includes 799,166 shares of common stock sold pursuant to the exercise of an overallotment option) (the “2021 Public Offering”). The net proceeds to the Company, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $70,125,000.

At-the-Market Offering

In 2019, the Company entered into a sales agreement (the "2019 Sales Agreement") with B. Riley FBR, Inc. (“B. Riley FBR”) to create an at-the-market equity program under which the Company from time to time offered and sold shares of its common stock, having an aggregate offering price of up to $15,000,000, through or to B. Riley FBR. Subject to the terms and conditions of the 2019 Sales Agreement, B. Riley FBR would use its commercially reasonable efforts to sell the shares of the Company’s common stock from time to time, based upon the Company’s instructions. B. Riley FBR was entitled to a commission equal to 3.0% of the gross proceeds from each sale. In 2020, the Company filed Amendment No. 1 to the 2019 Sales Agreement to increase the size of the market equity program under which the Company from time to time offered and sold shares of its common stock, from an aggregate offering price of up to $15,000,000 to an amended maximum aggregate offering price of up to $40,000,000 through or to B. Riley FBR. The Company incurred issuance costs of approximately $25,000 related to legal fees in connection with the amendment to the 2019 Sales Agreement. These costs were charged against the gross proceeds of the 2019 Sales Agreement and presented as a reduction to additional paid-in capital on the accompanying consolidated balance sheets.

For the year ended December 31, 2020, based on the settlement date, the Company sold 5,216,562 shares of common stock at a weighted-average selling price of $5.92 per share in accordance with the 2019 Sales Agreement. Net cash provided for the year ended December 31, 2020 from the 2019 Sales Agreement was $29,930,000 after paying 3.0% or $926,000 related to cash commissions provided to B. Riley FBR.

On September 21, 2020, the Company elected to voluntarily terminate its 2019 Sales Agreement with B. Riley FBR pursuant to the terms of the 2019 Sales Agreement.

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

Based on the terms of the Series A Preferred Stock, the Company concluded that the Series A Preferred Stock should be classified as temporary equity in the accompanying consolidated balance sheets as of December 31, 2020.

Rekor adjusted the value of the Series A Preferred Stock to redemption value at the end of each reporting period. The adjustment to the redemption value was recorded through additional paid-in capital of $101,000 and $865,000 for the year ended December 31, 2021 and 2020, respectively.

As a result of the closing of the 2021 Public Offering in the first quarter of 2021, all of the issued and outstanding Series A Preferred Stock was converted pursuant to the original terms of the agreement into 899,174 shares of the Company’s common stock.

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

Warrants

A summary of the warrant activity for the Company for the period ended December 31, 2020 and December 31, 2021 is as follows:

	Series A Preferred Stock Warrants (1)	Firestorm Warrants (2)	Secure Education Warrants (3)	2018 Public Offering Warrants (4)	2019 Promissory Note Warrants (5)	Total
Active warrants January 1, 2020	242,963	631,254	66,666	16,437	1,549,375	2,506,695
Exercised warrants	(101,174)	-	-	(11,551)	(1,480,625)	(1,593,350)
Outstanding warrants December 31, 2020	141,789	631,254	66,666	4,886	68,750	913,345
Weighted average strike price of outstanding warrants as of December 31, 2020	$1.03	$3.09	$5.96	$1.00	$0.74	$2.77
Intrinsic value of outstanding warrants as of December 31, 2020	$998,000	$3,142,000	$139,000	$35,000	$596,000	$4,910,000
Shares of common stock issued during the year ended December 31, 2020	98,229	-	-	8,659	1,446,279	1,553,167
Active warrants January 1, 2021	141,789	631,254	66,666	4,886	68,750	913,345
Exercised warrants	(99,793)	-	(51,110)	(1,381)	(68,750)	(221,034)
Outstanding warrants December 31, 2021	41,996	631,254	15,556	3,505	-	692,311
Weighted average strike price of outstanding warrants as of December 31, 2021	$1.03	$3.09	$6.06	$1.00	$-	$3.02
Intrinsic value of outstanding warrants as of December 31, 2021	$232,000	$2,182,000	$8,000	$19,000	$-	$2,441,000
Shares of common stock issued during the year ended December 31, 2021	99,793	-	51,110	1,280	64,766	216,949

(1)

As part of a Regulation A Offering in fiscal year 2016 and 2017, the Company issued warrants to the holders of Series A Preferred Stock (the “Series A Preferred Stock Warrants”). The exercise price for these warrants is $1.03. The expiration date of the Series A Preferred Stock Warrants is November 8, 2023.

(2)

As part of the acquisition of Firestorm on January 24, 2017, the Company issued warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $2.5744 per share, and warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $3.6083 per share (the “Firestorm Warrants”). The expiration date of the Firestorm Warrants is January 24, 2022. The Company has rejected requests from the holders of the Firestorm Warrants to exercise them pending resolution of pending litigation (see NOTE - 13 COMMITMENTS AND CONTINGENCIES)

(3)

Pursuant to the Company’s acquisition of Secure Education Consultants on January 1, 2018, the Company issued warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $5.44 per share, and warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $6.53 per share (the “Secure Education Warrants”). The expiration date of the Secure Education Warrants is January 1, 2023.

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

NOTE 15 – EQUITY INCENTIVE PLAN

In  2017, the Company approved and adopted the 2017 Equity Award Plan (the “2017 Plan”) which replaced the 2016 Equity Award Plan (the “2016 Plan”). The 2017 Plan permits the granting of stock options, stock appreciation rights, restricted and unrestricted stock awards, phantom stock, performance awards and other stock-based awards for the purpose of attracting and retaining quality employees, directors and consultants. Maximum awards available under the 2017 Plan were initially set at 3,000,000 shares.

In 2021, the Company filed a registration statement on Form S-8 solely to register an additional 4,368,733 shares of its common stock available for issuance under the 2017 Plan. This increase was approved by the Company’s Board of Directors on May 7, 2021, and by the Company’s stockholders on September 14, 2021 at the Company’s annual meeting.

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

Stock compensation expense related to stock options for the years ended December 31, 2021 and 2020 was $116,000 and $313,000, respectively, and is presented as part of general and administrative expenses in the accompanying consolidated statements of operations.

A summary of stock option activity under the Company’s 2017 Plan for the years ended December 31, 2021 and 2020 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding balance at January 1, 2020	1,655,383	$1.68	8.33	$3,256,000
Granted[1]	20,000	4.32	-
Exercised	(298,392)	2.35	-
Forfeited	(40,342)	3.17	-
Canceled	(44,896)	2.13	-
Outstanding balance at December 31, 2020	1,291,753	$1.44	7.57	$7,827,000
Exercised	(208,919)	2.24	-
Forfeited	(21,999)	1.04	-
Expired	(48,499)	3.81	-
Outstanding balance at December 31, 2021	1,012,336	$1.28	6.50	$5,002,000
Exercisable at December 31, 2021	823,835	$1.34	6.36	$4,072,000

(1) All shares granted in the current year were forfeited in the current year.

There were no options granted in the year ended December 31, 2021. The weighted average grant date fair value of options granted for the years ended December 31, 2020, was $3.18. The intrinsic value of the stock options granted during the year ended December 31, 2020, was $75,000. The total fair value of shares that became vested after grant during the years ended December 31, 2021 and 2020 was $121,000 and $316,000, respectively.

As of December 31, 2021, there was $48,000 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan that will be recognized over a weighted average period of 0.5 years.

Restricted Stock Units

Stock compensation expense related to RSU’s for the years ended December 31, 2021 and 2020 was $3,793,000 and $483,000, respectively, and was presented as part of operating expenses in the accompanying consolidated statements of operations.

A summary of RSU activity under the Company’s 2017 Plan for years ended December 31, 2021 and 2020 is as follows:

	Number of Shares	Weighted Average Unit Price	Weighted Average Remaining Contractual Term (Years)
Outstanding balance at January 1, 2020	-	$-	-
Granted	488,834	4.44	2.12
Forfeited	(8,850)	3.75	-
Outstanding balance at December 31, 2020	479,984	$4.45	2.12
Granted	1,217,071	12.39	2.24
Vested	(239,920)	7.54	-
Forfeited	(109,256)	6.11	-
Outstanding balance at December 31, 2021	1,347,879	$10.94	2.20

The grant date fair value is based on the estimated fair value of the Company’s common stock on the date of grant. All RSUs granted vest upon the satisfaction of a service-based vesting condition.

As of December 31, 2021, there was $12,306,000 of unrecognized stock compensation expense related to unvested RSUs granted under the 2017 Plan that will be recognized over an average remaining period of 2.20 years.

NOTE 16 – LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share (dollars in thousands, except per share data):

	Year ended December 31,
	2021	2020
Basic and diluted loss per share
Net loss from continuing operations	$(26,777)	$(13,962)
Less: preferred stock accretion	(101)	(865)
Less: preferred stock dividends	(51)	(460)
Net loss attributable to shareholders from continuing operations	(26,929)	(15,287)
Net loss from discontinued operations	(5)	(220)
Net loss attributable to shareholders	$(26,934)	$(15,507)
Weighted average common shares outstanding - basic and diluted	41,164,564	24,192,680
Basic and diluted loss per share from continuing operations	$(0.65)	$(0.63)
Basic and diluted loss per share from discontinued operations	(0.00)	(0.01)
Basic and diluted loss per share	$(0.65)	$(0.64)
Common stock equivalents excluded due to anti-dilutive effect	3,052,526	4,051,601

As the Company had a net loss for the year ended December 31, 2021, the following 3,052,526 potentially dilutive securities were excluded from diluted loss per share: 692,311 for outstanding warrants, 1,012,336 related to outstanding options and 1,347,879 related to outstanding RSUs.

As the Company had a net loss for the year ended December 31, 2020, the following 4,051,601 potentially dilutive securities were excluded from diluted loss per share: 925,845 for outstanding warrants, 887,461 related to the Series A Preferred Stock, 515,057 related to the Series B Preferred Stock, 1,243,254 related to outstanding options and 479,984 related to outstanding RSUs.

NOTE 17 – SUBSEQUENT EVENTS

At-the-Market Issuance Sales Agreement

On February 24, 2022, the Company entered into an At-the-Market Issuance Sales Agreement (the “2022 Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) to create an at the market equity program under which the Company from time to time may offer and sell shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $50,000,000 (the “Shares”) through or to the Agent. As of March 31, 2022 the Company issued 728,452 shares of its common stock in exchange for net cash of $3,303,000 under the 2022 Sales Agreement.

Roker SAFE

In March 2022, the Company invested an additional $150,000 in the Roker SAFE.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report.

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

Based on management’s review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2021.

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

Under the supervision and with the participation with our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our directors and executive officers.

Name	Age	Position
Executive Officer
Robert A. Berman	62	Chief Executive Officer and Executive Chairman of the Board
David Desharnais	50	President (January 2022)
Eyal Hen	49	Chief Financial Officer
Rodney Hillman	56	Chief Operations Officer

Directors:
Paul A. de Bary	75	Lead Director
Glenn Goord	70	Director
David Hanlon	77	Director
Christine J. Harada	49	Director (Left July 2021)
Richard Nathan, Ph. D.	77	Director
Steven D. Croxton	54	Director

Directors

Robert Berman has served as our Chief Executive Officer and a member of our Board of Directors since March 2016. In July 2020 Mr. Berman was appointed to be the Company’s Executive Chairman upon the recommendation of the Company’s Governance Committee. Since January 2000, Mr. Berman has served as the General Partner of Avon Road Partners, L.P., a limited partnership investing in real estate and the broadcast media industry. From 2006 through March 2015, Mr. Berman held the office of Chairman and Chief Executive Officer at Cinium Financial Services Corporation, a privately-held specialty finance company, and its predecessor, Upper Hudson Holdings, LLC. Prior to Cinium, Mr. Berman was Chief Executive Officer of Empire Resorts, Inc., a NASDAQ-listed gaming company, from 2002-2005. We believe Mr. Berman is qualified to serve on our Board of Directors due to his extensive executive leadership and management experience, his experience in private equity and with public companies, and his understanding of financial markets and mergers and acquisitions.

Richard Nathan, Ph.D., has served on our Board of Directors since March 2016. From April 2016 until his retirement in February 2018, Dr. Nathan served as our Chief Operating Officer. Prior to that, Dr. Nathan was the Chief Executive Officer of AOC Key Solutions. Dr. Nathan has over 45 years of corporate management, program management and business and proposal development experience and experience managing service and technical contracts for federal departments and agencies and state governments. Dr. Nathan holds a BS in Chemistry from the Massachusetts Institute of Technology and a PhD in Chemistry from the Polytechnic Institute of Brooklyn. We believe Dr. Nathan is qualified to serve on our board of directors due to his technical background and executive leadership experience.

Glenn Goord has served on our Board of Directors since March 2016. From 1996 until his retirement in 2006, Mr. Goord served as Commissioner of the New York State Department of Correctional Services (“NYSDCS”), where he oversaw the state prison system. Mr. Goord received the Carl Robison Award, the highest honor bestowed by the Middle Atlantic States Correctional Association, in 1997. In 1998 he received the Charles Evans Hughes Award for public service from the Albany based Capital Area Chapter for the American Society for Public Administration (ASPA). In 2002, ASPA awarded Mr. Goord its highest honor, the Governor Alfred E. Smith Award, for his direction of the NYSDCA’s efforts to aid New York City following the September 11, 2001, terrorist attack. Mr. Goord holds a BA in Psychology from Fairleigh Dickinson University. We believe Mr. Goord is qualified to serve on our board of directors due to his experience with government operations and procurement.

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

Steven D. Croxton is the Managing Director of Rice, Voelker, LLC and has more than 30 years of experience in investment and commercial banking. During his career, Mr. Croxton has been involved in financing and advisory transactions totaling more than $35 billion for a variety of public and private corporations. He has previously served on the Board of Directors of Peninsula Gaming, LLC, and has held leadership roles with responsibilities related to investment, corporate, and international banking. Mr. Croxton earned a B.S. in Finance from Louisiana State University, and a Master of International Management from the American Graduate School of International Management (now Thunderbird School of Global Management), and holds FINRA Series 7, 24, 63, and 79 licenses. We believe Mr. Croxton is qualified to serve on our board of directors due to his in-depth knowledge of the capital markets, as well as an extensive background in financing and advisory of public corporations.

Christine J. Harada served on our Board of Directors from August 2017 to July 2021. Ms. Harada has over 20 years of experience leading government and management consulting organizations. From November 2015 to January 2017, she served as the Federal Chief Sustainability Officer. Prior to that role, Ms. Harada was the Acting Chief of Staff of the U.S. General Services Administration (“GSA”) from March 2015 through November 2015.

Executive Officers

Robert A. Berman, Chief Executive Officer, Executive Chairman of the Board - The biography for Robert A. Berman is set forth above in the section entitled “Directors.”

David Desharnais, President -  On January 3, 2022, we publicly announced the appointment of David Desharnais, as our President.  Mr. Desharnais has over two decades of experience leading growth strategies for technology driven businesses from start-ups to multinational corporations and across multiple industries. Mr. Desharnais most recently served as Executive Vice President, Chief Digital Product Officer and as a member of the board of directors for IDEMIA, where he was responsible for global strategy and teams across product management, engineering and application development, customer delivery and integration, cybersecurity, data and analytics, strategic alliances and digital labs. Prior to IDEMIA, Mr. Desharnais was an executive at Amazon, where he served as the General Manager of Worldwide Industries for Amazon Web Services (AWS). Prior to Amazon, Mr. Desharnais was an executive at American Express, where he served as Senior Vice President and General Manager for Digital and Commercial Platforms and Global Commercial Payments. Mr. Desharnais graduated summa cum laude with a Bachelor of Science in electrical engineering technology from University of Calgary, and received a Master of Business Administration in strategy, finance, and marketing from the University of Washington, Michael G. Foster School of Business.

Eyal Hen, Chief Financial Officer - Mr. Hen has more than 17 years of experience as a global finance and business management executive in corporate environments, most recently with VAYA Pharma Inc. and Ormat Technologies, Inc. (NYSE: ORA). His expertise working as a finance executive in the public markets, where he oversaw financial reporting, compliance initiatives, investor communications, and financing, will be instrumental as the Company continues its growth. Mr. Hen holds a BA in Economics and Accounting from Ben Gurion University (Israel) and an MBA from the University of Phoenix.

Rodney Hillman, Chief Operating Officer - Mr. Hillman joined the Company in May 2012 and served as its Strategy & Finance Analyst since October 2012 and as its Director of Operations from May 2012 to September 2012. Prior to joining the Company, Mr. Hillman served in various executive level capacities during his career. He spent 10 years as Chief Operating Officer, Chief Financial Officer, and Director of Game Trading Technologies, Inc. (“GMTD”), a publicly-traded company in the consumer electronics industry that he co-founded. Prior to his tenure at GMTD, Mr. Hillman was Vice President of Product Development at InterAct Accessories, Inc. and held various management positions at both Baltimore Gas & Electric and Constellation Energy Group. Mr. Hillman has an M.S. degree in Finance from Loyola College in Baltimore, Maryland, an M.B.A. degree from the University of Baltimore, and a B.S. degree in Electrical and Computer Engineering from The Johns Hopkins University.

Independence of Directors

Our Board is currently comprised of six members, five of whom are independent directors. As of December 31, 2021, Robert A. Berman is not an independent director.

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

Committees of the Board

Our Board has four standing committees: Audit, Compensation, Nomination and Governance. Each of the committees is solely comprised of and chaired by independent directors, each of whom the Board has affirmatively determined is independent pursuant to the Stock Market Rules. Each of the committees operates pursuant to its charter. The committee charters are reviewed annually by the Governance Committee. If appropriate, and in consultation with the chairs of the other committees, the Governance Committee proposes revisions to the charters. The responsibilities of each standing committee are described in more detail below. From time to time, the Board of Directors may also appoint special committees for specific purposes. The Board has also chartered an Executive Committee to serve in the event that our Chief Executive Officer is unable to discharge duties for a limited period of time. The charters for the three standing committees are available on the Company's website at www.rekor.ai by following the link to “Investors” and then to “Corporate Governance.”

The Chair and members of each standing committee are summarized in the table below:

Name	Audit Committee	Compensation Committee	Governance Committee	Nominations Committee
Paul A. de Bary - (Independent)	Chair	-	Member	-
Richard Nathan - (Independent)	-	Member	Chair	Member
Glenn Goord- (Independent)	-	Chair	Member	Member
David Hanlon - (Independent)	Member	-	-	Chair
Steven D. Croxton - (Independent)	Member	-	-	-

Audit Committee

We have an Audit Committee comprised of directors who are “independent” within the meaning of Nasdaq Rule 5605(b)(1). The Audit Committee assists our Board in overseeing the financial reporting process and maintaining the integrity of our financial statements, and our financial reporting processes and systems of internal audit controls, and our compliance with legal and regulatory requirements. The Audit Committee is responsible for reviewing the qualifications, independence and performance of our independent registered public accounting firm and review our internal controls, financial management practices and investment functions and compliance with financial legal and regulatory requirements. The Audit Committee is also responsible for performing risk and risk management assessments as well as preparing any report of the Audit Committee that may be required by the proxy rules of the SEC to be included in the Corporation’s annual proxy statement. Our Board has identified and appointed Paul de Bary as its “audit committee financial expert,” as defined by the SEC in Item 407 of Regulation S-K. Mr. de Bary serves as the Chair of the Audit Committee and is joined on the committee by Mr. Croxton, and Mr. Hanlon.

Compensation Committee

We have a Compensation Committee comprised of members who are “Non-Employee Directors” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and “outside directors” within the meaning of Section 162(m) of the Code. They are also “independent” directors within the meaning of NASDAQ Rule 5605(b)(1). The Compensation Committee is responsible for overseeing the establishment and maintenance of our overall compensation and incentive programs to discharge the Board’s responsibilities relating to compensation of our executive officers and directors, including establishing criteria for evaluating performance and setting appropriate levels of compensation, and producing an annual report on executive compensation for inclusion in the Corporation’s proxy statement in accordance with the rules and regulations of the SEC. The Compensation Committee advises and makes recommendations to our Board on all matters concerning director compensation. Mr. Goord serves as Chair of the Compensation Committee and is joined by Mr. Nathan.

Governance Committee

Our Board has a Governance Committee that (1) reviews and recommends improvements to our governance guidelines and corporate policies; (2) assists management in the preparation of any required proxy statement disclosure regarding director independence and the operations of the Governance Committee; (3) reviews standards to be applied in making determinations as to the existence of material relationships between the Corporation and its directors and reviews and either disapproves or grants approval or ratification of those transactions between the Corporation and the Corporation’s related persons; (4) monitors compliance with our Code of Conduct and manages the whistleblower process; (5) reviews the performance of the Board of Directors and its various committees and makes recommendations intended to improve that performance, (6) evaluates and makes recommendations concerning changes in the charters of the various Committees of the Board of Directors; and (7) such other matters as may be required to ensure compliance with applicable federal and state laws or the requirements of any exchange on which the Company maintains a listing for its securities. The committee is required to be comprised of entirely “independent” directors within the meaning of NASDAQ Rule 5605(b)(1). Mr. Nathan currently serves as the Chair of the Governance Committee and is joined on the committee by Mr. Goord and Mr. de Bary.

Nominations Committee

The purpose of the Nominations Committee is to ensure proper performance of people and practices by (1) recommending new members of the Board; (2) training new members of the Board; (3) reviewing the performance of the Board and its various committees and making recommendations intended to improve that performance, (4) evaluating and making recommendations to the Governance Committee as to changes in the charters of the various committees of the Board, (5) evaluating the performance of the Chief Executive Officer, (6) overseeing the development and implementation of succession planning our senior management positions; and (7) identifying and recommending candidates for membership of the Board committees. Mr. Hanlon currently serves as the Chair of the Nominations Committee and is joined on the committee by Mr. Goord and Mr. Nathan.

Compensation of Rekor Directors

The following table provides the total compensation for each person who served as a non-employee member of our Board of Directors during fiscal year 2021, including all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of fiscal year 2021:

	Fees earned or paid in cash	Restricted stock awards	Total
Name	($)	($) (1)(2)(3)	($)
Paul de Bary	$108,250	$151,414	$259,664
Glenn Goord	73,250	151,414	224,664
Christine Harada (4)	38,750	151,414	190,164
Richard Nathan, Ph. D.	68,500	151,414	219,914
David Hanlon	70,250	151,414	221,664
Steven D. Croxton	60,250	151,414	211,664

(1)	The amount shown reflects the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification 718.
(2)

Amount represents the fair value of the issuances of 18,670 restricted stock units issued on January 6, 2021. Shares will vest 14 months after the date of grant for all directors who have remained independent directors as of the end of the calendar year in which the grant was made.

(3)	Beginning in 2021, the number of RSU’s that will be granted to the independent directors as a group each January will be determined by taking one third of one percent of the preceding November’s average daily market capitalization as reported by NASDAQ, divided by the closing share price on the day preceding the grant. The number of shares granted to each independent director will be determined by dividing the total number of units so determined by the number of independent directors as of the date of the grant.
(4)	Ms. Harada left her position in our Board of Directors in July 2021.

For the year ended December 31, 2021 our non-employee directors are compensated for their services as follows:

		Board Meeting Fee		Committee Meeting Fee
	Annual Fee	In Person	Telephonic	In Person	Telephonic
Position	($) (1)	($)	($)	($)	($)
Board Member	50,000	1,000	500	500	250
Audit Committee Chair	30,000	1,500	500	500	250
Compensation Committee Chair	10,000	1,500	500	500	250
Governance Committee Chair	15,000	1,500	500	500	250
Nominations Committee Chair	10,000	1,500	500	500	250
Special Committee	-	500	250	500	250
Lead Director	10,000	-	-	-	-

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, executive officers, and shareholders who own more than 10% of the Company’s stock to file forms with the SEC to report their ownership of the Company’s stock and any changes in ownership. The Company assists its directors and executives by identifying reportable transactions of which it is aware and preparing and filing the forms on their behalf. All persons required to file forms with the SEC must also send copies of the forms to the Company. We have reviewed all forms provided to us. Based on that review and written information given to us by our executive officers and directors, we believe that all Section 16(a) filings during the past fiscal year were filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

This section discusses material components of our 2021 compensation program for our named executive officers identified in the 2021 Summary Compensation Table below.

2021 Summary Compensation Table

Name/Capacities in which compensation was received	Year	Base Salary		Bonus	Equity incentive awards		All other compensation (3)	Total
Robert Berman	2021	$645,000	(1)	$-	$1,000,004	(2)	$24,877	$1,669,881
Chief Executive Officer	2020	495,000		-	-		24,826	519,826
Eyal Hen	2021	405,000	(4)	-	187,900	(5)	7,868	600,768
Chief Financial Officer	2020	371,667	(4)	15,000	237,000	(6)	19,862	643,529
Rodney Hillman	2021	342,500	(7)	-	-		12,358	354,858
Chief Operating Officer	2020	303,333	(7)	-	118,500	(8)	12,871	434,704

(1)	In 2021, we increased Mr. Berman’s base salary from $495,000 to $695,000 per year effective April 1, 2021.
(2)	Amount represents the fair value of the issuance of 53,220 restricted stock units to Mr. Berman on March 17, 2021.
(3)	Amount represents 401(k) matching and health insurance contributions.
(4)

In 2021, we increased Mr. Hen’s base salary from $375,000 to $405,000 per year effective January 3, 2021. Additionally, in 2021, we increased Mr. Hen's base salary from $405,000 to $445,000 per year effective December 20, 2021. In 2020, we increased Mr. Hen’s base salary from $335,000 to $375,000 per year effective February 3, 2020.

(5)	Amount represents the fair value of the issuance of 10,000 restricted stock units to Mr. Hen on March 17, 2021.
(6)	Amount represents the fair value of the issuance of 50,000 restricted stock units to Mr. Hen on February 21, 2020.
(7)

In 2021, we increased Mr. Hillman’s base salary from $305,000 to $355,000 per year effective April 1, 2021. In 2020, we increased Mr. Hillman’s base salary from $285,000 to $305,000 per year effective February 3, 2020.

(8)	Amount represents the fair value of the issuance of 50,000 restricted stock units to Mr. Hillman on February 21, 2020.

Narrative Disclosure to Summary Compensation Table

The primary components of our compensation program for named executive officers include salary, cash incentive compensation and equity incentive awards.

Base Salary

We pay our executive officers a base salary as the fixed component of our compensation program for named executive officers.

Equity Incentive Awards

In August 2017, the Company approved and adopted the 2017 Equity Award Plan (the “2017 Plan”). The purpose of the 2017 Plan is to promote the interests of Rekor (including its subsidiaries and affiliates, if any) and its stockholders by using equity interests in Rekor to attract, retain and motivate its management, nonemployee directors and other eligible persons and to encourage and reward their contributions to our performance and profitability. The 2017 Plan permits the granting of stock options, stock appreciation rights, restricted and unrestricted stock awards, phantom stock, performance awards and other stock-based awards for the purpose of attracting and retaining quality employees, directors and consultants. The 2017 Plan reserved 3,000,000 shares of our common stock for future grants from time to time under awards administered by our Board of Directors. In 2021, the Company filed a registration statement on Form S-8 solely to register an additional 4,368,733 shares of its common stock available for issuance under the 2017 Plan. This increase was approved by the Company’s Board of Directors on May 7, 2021, and by the Company’s stockholders on September 14, 2021 at the Company’s annual meeting.

Rekor has also designed the 2017 Plan to include a number of provisions that Rekor’s management believes promote best practices by reinforcing the alignment of equity compensation arrangements for non-employee directors, officers, employees, consultants and stockholders' interests. These provisions include, but are not limited to, the following:

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

“Double-trigger” Change in Control Vesting. If awards granted under the 2017 Plan are assumed by a successor in connection with a change in control of Rekor, such awards will not automatically vest and payout solely as a result of the change in control, unless otherwise expressly set forth in an award agreement.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our named executive officers at December 31, 2021.

		Option Awards (3)					Restricted Stock Awards(3)
Name	Grant Date	Number of Securities Underlying Unexercised Option - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares that Have Not Vested		Market Value of Shares of Stock that Have not Vested (2)
Robert Berman	5/8/2019	33,334	16,666	(1)	1.00	5/8/2029	-		-
Chief Executive Officer	5/8/2019	33,334	16,666	(1)	1.50	5/8/2029	-		-
Eyal Hen	3/17/2021						6,667	(1)	43,669
Chief Financial Officer	2/21/2020						16,667	(1)	109,169
	5/15/2019	33,334	16,666	(1)	0.78	5/15/2029	-		-
Rodney Hillman	11/9/2017						8,334	(1)	54,588
Chief Operating Officer	11/9/2017	-	16,666	(1)	0.80	5/8/2029

(1)	The options and awards vest in equal annual installments over three years.
(2)	Represents the market value of the restricted stock award or restricted stock unit based on the closing price of our common stock of $6.55 per share on December 31, 2021.
(3)	All of the options and restricted stock unit awards listed in the table were granted under our 2017 Equity Award Plan.

Employment Agreements and Potential Payments Upon Termination or Change in Control

We entered into written employment offer letters with each of our Named Executive Officers in connection with their initial employment with us.

Some of these employment offer letters were superseded and replaced in their entirety by amended and restated employment agreements which were entered into and effective as of May 2019.

Potential Payments Upon Termination or Change in Control

In the event of a “Change of Control”, as defined in the Employment Agreement, whether during the initial term or thereafter, we shall have the right to terminate the Named Executive Officers Employment Agreement. The Named Officer Executive is eligible to receive two times his base salary then in effect if his employment with the Company is terminated within 120 days of a change in control.

The Named Executive Officers also agreed as consideration for entering into the Employment Agreements, that for the period during his employment and for twelve months thereafter, (i) he will not compete with the Company in the “Geographic Area”, as defined in the Employment Agreement, and (ii) he will not solicit any of our existing employees, suppliers or customers.

Securities authorized for issuance under equity compensation plans

The following table provides information about our equity compensation plans as of December 31, 2021.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options and restricted stock units	Weighted-average exercise price of outstanding options and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,360,215	$1.28	4,247,289
Total	2,360,215	$1.28	4,247,289

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2022, information concerning the beneficial ownership of our common stock by, each person or group of persons known to beneficially own more than 5% of the outstanding shares of our common stock, each person who is our executive officer or director, and all such executive officers and directors as a group. Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. Under these rules, beneficial ownership generally includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of March 31, 2022, through the exercise of any option, warrant, conversion privilege or similar right. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock that could be issued upon the exercise of outstanding options and warrants that are exercisable within 60 days of March 31, 2022, are considered to be outstanding. These shares, however, are not considered outstanding when computing the percentage ownership of any other person.

To our knowledge, except as indicated in the footnotes to the following table, all beneficial owners named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The percentage of ownership is based on 44,949,939 shares of common stock outstanding as of March 31, 2022.

	Shares Beneficially Owned
Name and address of beneficial owner (1)	Number of Shares beneficially owned (2)		Percent of class
Directors and Named Executive Officers
Robert A. Berman	3,265,323	(3)	7.3%
Richard Nathan	1,634,439	(4)	3.6%
Paul de Bary	147,169	(5)	*
Glenn Goord	185,669	(6)	*
David Hanlon	89,669	(7)	*
Steven Croxton	67,169	(8)	*
Eyal Hen	89,926	(9)	*
Rodney Hillman	85,443	(10)	*
All directors and named executive officers as a group (11 persons)	5,564,807		12.4%
5% or Greater Shareholders
Avon Road Partners, L.P.	2,165,104	(3)	4.8%
Goldman Sachs Group Inc	2,276,054	(11)	5.1%
Arctis Global, LLC	2,322,782	(12)	5.2%
BlackRock, Inc.	2,264,368	(13)	5.0%

* Less than 1%

(1)

Unless otherwise indicated, the address of those listed is c/o Rekor Systems, Inc., 6721 Columbia Gateway Drive, Suite 400, Columbia, MD 21046. Unless otherwise indicated, all shares are owned directly by the beneficial owner

(2)	Based on 44,949,939 shares of our common stock issued and outstanding as of the March 31, 2022.
(3)	As the general partner and Manager of Avon Road Partners, L.P. and Rekor Holdings LLC, respectively, Mr. Berman may be deemed to be the beneficial owner of 3,265,323 shares of Rekor Systems, Inc. common stock, or 7.8% of the class of securities. He may be deemed to share with Avon Road (and not with any third-party) the power to vote or direct the vote of and to dispose or direct the disposition of the 2,165,104 shares of Rekor Systems, Inc. common stock beneficially owned by Avon Road, or 5.3% of the class of securities. It also consists of 973,609 shares of our common stock, 26,610 restricted stock units and options to purchase 100,000 shares of our common stock exercisable with 60 days of March 31, 2022. Based on the Schedule 13D/A Amendment No. 7 filed with the SEC by Avon Road and Mr. Berman on November 19, 2021.
(4)	Consists of 1,629,590 shares of our common stock and an Unit Warrant to purchase 4,849 shares of our common stock exercisable within 60 days of March 31, 2022.
(5)	Consists of options to purchase 108,499 shares of our common stock exercisable within 60 days of March 31, 2022, and 38,670 shares of our common stock.
(6)	Consists of options to purchase 70,999 shares of our common stock exercisable within 60 days of March 31, 2022, and 114,670 shares of our common stock.
(7)	Consists of options to purchase 70,999 shares of our common stock exercisable within 60 days of March 31, 2022, and 18,670 shares of our common stock.
(8)	Consists of options to purchase 48,499 shares of our common stock exercisable within 60 days of March 31, 2022, and 18,670 shares of our common stock.
(9)

Mr. Hen has served as our Chief Financial Officer and Principal Financial and Accounting Officer since May 15, 2019 and consists of options to purchase 50,000 shares of our common stock exercisable within 60 days of March 31, 2022, and 39,926 shares of our common stock.

(10)	Consists of options to purchase 16,666 shares of our common stock exercisable within 60 days of March 31, 2022 and 68,777 shares of our common stock.
(11)

Based on the Schedule 13G filed with the Securities and Exchange Commission on January 24, 2022, reporting indirect ownership of 2,276,054 shares of Rekor Systems, Inc. common stock, representing a beneficial ownership of 5.2% based on 43,977,218 shares issued and outstanding. The address of the reporting person is 200 West Street, New York, New York 10282.

(12)

Based on the Schedule 13G filed with the Securities and Exchange Commission on May 11, 2021, reporting beneficial ownership of 5.7% based on 40,994,510 shares issued and outstanding. The address of the reporting person is 70 East 77th Street, 8A, New York, New York 10075.

(13)

Based on the Schedule 13G filed with the Securities and Exchange Commission on February 4, 2022, reporting beneficial ownership of 2,264,368 shares of Rekor Systems, Inc. common stock, reporting beneficial ownership of 5.1% based on 43,977,218 shares issued and outstanding. The address of the reporting person is 55 East 52nd Street New York, NY 10055.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Governance Committee has responsibility for reviewing and, if appropriate, for approving any related party transactions that would be required to be disclosed pursuant to applicable SEC rules.

Described below are any transactions since January 1, 2020 through December 31, 2021 and any currently proposed or subsequent transactions to which the Company was a party in which:

●	The amounts involved exceeded or will exceed the lower of either $120,000 or 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years; and
●	A director, executive officer, holder of more than 5% of the outstanding capital stock of the Company, or any member of such person’s immediate family had or will have a direct or indirect material interest.

Review and Approval, or Ratification of Transactions with Related Parties

Prior to adoption of the Company’s Code of Conduct in August 2017, we had no formal, written policy or procedure for the review and approval of related-party transactions. The Code of Conduct requires all Company personnel to seek review of and obtain approval or ratification of any Company transaction which involves them or certain family members or businesses they have economic interests in. The Charter of our Governance Committee also requires that any transaction with a related person that must be reported under applicable rules of the SEC must be reviewed and either approved, disapproved or ratified by our Governance Committee.

In February 2020, to further implement these requirements, the Board of Directors adopted a Conflict of Interest and Related Parties Transaction Policy upon the recommendation of the Governance Committee. In the case of all directors and senior officers, this policy requires review and approval of such transactions to be obtained from the Governance Committee.

Each of the transactions described below was approved by the Board of Directors after review and recommendation by the Governance Committee, which consists entirely of officers and directors without any personal, business or family interest in the transactions described:

AOC Key Solutions Transaction

On March 16, 2020, the Corporation announced that it had received an offer to purchase its AOC Key Solutions subsidiary, for an aggregate price of $4 million, from PurpleReign, LLC (“PurpleReign”), an entity formed by Mr. Greg McCarthy, the then Chief Executive Officer of AOC Key Solutions. As founders of AOC Key Solutions and persons related to a principal in PurpleReign and a key executive of AOC Key Solutions, Mr. James McCarthy, the then-Chair of our Board of Directors, and Dr. Richard Nathan, as a member of our Board of Directors, recused themselves from participation in any discussions with management or the Board concerning the potential sale. In connection with its review of the transaction, the Governance Committee retained the investment banking services of B. Riley FBR, Inc. (“BRFBR”) to review the terms of the proposed transaction and advise the Company whether the consideration to be received was fair to the Company’s public stockholders. On April 2, 2020, the Company divested its AOC Key Solutions subsidiary.

Investment in 2019 Promissory Notes and Exchange for Equity

On March 12, 2019, we financed the acquisition of certain assets through an agreement pursuant to which investors loaned us $20,000,000 in exchange for promissory notes (the “2019 Notes”) and we issued warrants to purchase 2,500,000 shares of our common stock to the investors. The investors included Avon Road, an affiliate of Robert Berman, Rekor’s Chief Executive Officer and a member of our Board of Directors and Matt Hill, a principal in the company selling the assets, who is now the Company’s Chief Science Officer. On July 15, 2020, the “Company completed an exchange provided for in connection with the 2019 Notes. Approximately $15.1 million aggregate principal amount of the 2019 Notes were exchanged for 4,349,497 shares of the Company’s common stock pursuant to the previously disclosed Exchange Agreements dated June 30, 2020. As part of the exchange, Matt Hill, Chief Science Officer exchanged $1,726,676 into 431,669 common shares. After this transaction Matt Hill owns 961,669 common shares.

McCarthy – Berman Stock Purchase Agreement

On August 5, 2020, our former Chairman, Mr. James McCarthy entered into a privately negotiated Stock Purchase Agreement with Mr. Robert A. Berman, our current CEO, President, and Executive Chairman, to sell Mr. Berman 2,725,836 shares of the Company’s common stock, at a price per share of approximately $2.57. The transfer of the shares is conditioned upon Mr. Berman's full payment of the purchase price of $7,000,000 within forty-five days, after which Mr. McCarthy will cease to be a beneficial owner of the Company’s common stock.

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

Aggregate fees billed or incurred related to the following years for professional services rendered by Friedman for 2021 and 2020 are set forth below.

	Year ended December 31,
	2021	2020
	(Dollars in thousands)
Audit fees	$289	$204
All other fees	-	16
Total	$289	$220

Audit Fees for 2021 and 2020 include fees associated with the audits of the annual financial statements and the quarterly reviews of the unaudited interim financial statements included in the Company’s Annual and Quarterly Reports on Form 10-K and 10-Q, respectively. Audit-related fees for 2021 primarily include costs associated with SEC filings and the supplemental audit and disclosure documents.

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	FilingDate	Filed/ FurnishedHerewith

2.1	Second Amended and Restated Agreement and Plan of Merger dated July 12, 2017, by and among Novume Solutions, Inc., KeyStone Solutions, Inc., Brekford Traffic Safety, Inc., KeyStone Merger Sub, LLC, and Brekford Merger Sub, Inc.	S-4/A	333-216014	2.1	7/13/17
3.1	Amended and Restated Certificate of Incorporation of Novume Solutions, Inc. as filed with the Secretary of State of Delaware on August 21, 2017	8-K	333-216014	3.1	8/25/17
3.2	Certificate of Amendment to Certificate of Incorporation of Novume Solutions, Inc. as filed with the Secretary of State of Delaware on April 30, 2019	8-K	001-38338	3.1	4/30/19

3.3	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Rekor Systems, Inc., dated March 18, 2020	8-K	001-38338	3.1	3/18/20
3.5	Amended and Restated Bylaws of Rekor Systems, Inc.	8-K	001-38338	3.2	12/15/21
4.1	Form of Common Stock Purchase Warrant issued by Novume Solutions, Inc. on January 25, 2017	S-4/A	333-216014	4.3	6/9/17
4.2	Form of Common Stock Purchase Warrant issued by Novume Solutions, Inc. on January 25, 2017	S-4/A	333-216014	4.4	6/9/17
4.3	Unsecured Subordinated Promissory Note issued to Harry Rhulen by Novume Solutions, Inc. on September 29, 2017	8-K	000-55833	10.2	10/3/17
4.4	Unsecured Subordinated Promissory Note issued to Suzanne Loughlin by Novume Solutions, Inc. on September 29, 2017	8-K	000-55833	10.3	10/3/17
4.5	Unsecured Subordinated Promissory Note issued to James Satterfield by Novume Solutions, Inc. on September 29, 2017	8-K	000-55833	10.4	10/3/17
4.6	Unsecured Subordinated Promissory Note issued to Lancer Financial Group, Inc. by Novume Solutions, Inc. on September 29, 2017	8-K	000-55833	10.5	10/3/17
10.1#	2017 Equity Award Plan of Novume Solutions, Inc. (as amended and restated as of September 14, 2021)					*
10.2	Assignment and Assumption Agreement, dated as of October 1, 2017, by and between KeyStone Solutions LLC and Novume Solutions, Inc.	8-K	000-55833	10.1	10/3/17
10.3#	Form of Rekor Systems, Inc. Incentive Stock Option Award Agreement	10-K	001-38338	10.18	4/11/19
10.4#	Form of Rekor Systems, Inc. Non-Qualified Stock Option Award Agreement	10-K	001-38338	10.19	4/11/19
10.5#	Employment Agreement with Eyal Hen effective May 15, 2019	8-K	001-38338	10.1	5/21/19

10.6#	Employment Agreement with Robert Berman effective May 15, 2019	8-K	001-38338	10.2	5/21/19
10.7#	Employment Agreement with David Deshanais dated as of December 10, 2021	8-K	001-38338	10.1	1/3/22
10.8	Form of Rekor Systems, Inc. Restricted Stock Unit Agreement					*
10.9	First Amendment to Note Purchase Agreement, dated March 26, 2020, by and among the Company, the Purchasers from time to time party thereto and the Agent.	8-K	001-38338	10.1	3/26/20
10.10	Limited Waiver, dated as of March 26, 2020, by and among the Company and the undersigned Purchasers.	8-K	001-38338	10.2	3/26/20
10.11	Share Purchase Agreement, dated August 6, 2021, by and among Rekor Systems Inc., Waycare Technologies Ltd., the sellers named therein, and Shareholder Representative Services LLC, solely in its capacity as representative of the sellers.	8-K	001-38338	10.1	8/9/21
21.1	Subsidiaries of Rekor Systems, Inc.					*
23.1	Consent of Friedman LLP., Independent Registered Public Accounting Firm					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.
^	Confidential treatment has been granted with respect to redacted portions of this exhibit. Redacted portions of this exhibit have been filed separately with the SEC.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rekor Systems, Inc.

/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	Chief Executive Officer Principal Executive Officer
Date:	March 31, 2022

/s/ Eyal Hen
Name:	Eyal Hen
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 31, 2022

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Berman Robert A. Berman	Chief Executive Officer (Principal Executive Officer), Chairman of the Board and Director	March 31, 2022

/s/ Eyal Hen Eyal Hen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2022

/s/ Richard Nathan Dr. Richard Nathan	Director	March 31, 2022

/s/ Glenn Goord Glenn Goord	Director	March 31, 2022

/s/ Paul de Bary Paul de Bary	Director	March 31, 2022

/s/ David Hanlon David Hanlon	Director	March 31, 2022

/s/ Steven D. Croxton Steven D. Croxton	Director	March 31, 2022