Form 10-Q
period 2022-03-31
Rekor Systems, Inc.
filed 2022-05-16
CIK 1697851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, the Registrant had 46,486,596 shares of common stock, $0.0001 par value per share outstanding.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties, including particularly statements regarding our future results of operations and financial position, business strategy, prospective products and services, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products and services. These statements involve uncertainties, such as known and unknown risks, and are dependent on other important factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance or achievements we express or imply. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2021 entitled “Risk Factors” and elsewhere in this Quarterly Report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestiture, merger, acquisition, or other business combination that had not been completed as of the date of this filing. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. We undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$14,606	$25,796
Restricted cash and cash equivalents	987	804
Accounts receivable, net	1,455	1,173
Inventory	1,228	1,194
Note receivable, current portion	368	340
Other current assets, net	1,966	1,374
Current assets of discontinued operations	1	1
Total current assets	20,611	30,682
Long-term assets
Property and equipment, net	10,168	9,929
Right-of-use lease assets, net	9,548	6,163
Goodwill	53,451	53,451
Intangible assets, net	20,405	21,406
Note receivable, long-term	935	1,020
SAFE investment	1,400	1,250
Deposits	3,578	1,978
Total long-term assets	99,485	95,197
Total assets	$120,096	$125,879
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,337	$7,087
Notes payable, current portion	1,000	998
Loan payable, current portion	37	37
Lease liability, short-term	676	229
Contract liabilities	2,189	2,437
Other current liabilities	3,074	2,904
Current liabilities of discontinued operations	129	129
Total current liabilities	11,442	13,821
Long-term Liabilities
Loan payable, long-term	28	37
Lease liability, long-term	14,259	10,061
Contract liabilities, long-term	878	835
Deferred tax liability, long-term	38	38
Total long-term liabilities	15,203	10,971
Total liabilities	26,645	24,792
Commitments and contingencies
Stockholders' equity
Common stock, $0.0001 par value; authorized; 100,000,000 shares; issued: 44,949,939, shares as of March 31, 2022 and 44,007,257 as of December 31, 2021; outstanding: 44,908,417 shares as of March 31, 2022 and 43,987,896 as of December 31, 2021	4	4
Treasury stock, 41,522 and 19,361 shares as of March 31, 2022 and December 31, 2021, respectively	(417)	(319)
Additional paid-in capital	176,348	171,285
Accumulated deficit	(82,484)	(69,883)
Total stockholders’ equity	93,451	101,087
Total liabilities and stockholders’ equity	$120,096	$125,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$3,608	$4,216
Cost of revenue, excluding depreciation and amortization	1,983	1,922

Operating expenses:
General and administrative expenses	7,388	4,829
Selling and marketing expenses	1,352	937
Research and development expenses	4,092	1,222
Depreciation and amortization	1,399	614
Total operating expenses	14,231	7,602

Loss from operations	(12,606)	(5,308)
Other income (expense):
Interest expense	(9)	(32)
Other income	14	16
Total other income (expense)	5	(16)
Loss before income taxes and equity method investments	(12,601)	(5,324)
Income tax provision	-	(3)
Equity in loss of investee	-	(76)
Net loss from continuing operations	(12,601)	(5,403)
Net loss from discontinued operations	-	(3)
Net loss	$(12,601)	$(5,406)
Comprehensive loss:
Net loss from continuing operations	(12,601)	(5,403)
Change in unrealized gain on short-term investments	-	2
Total comprehensive loss from continuing operations	(12,601)	(5,401)
Total comprehensive loss	$(12,601)	$(5,404)
Loss per common share from continuing operations - basic and diluted	(0.29)	(0.15)
Loss per common share discontinued operations - basic and diluted	-	(0.00)
Loss per common share - basic and diluted	$(0.29)	$(0.15)

Weighted average shares outstanding
Basic and diluted	44,087,911	35,944,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollars in thousands, except share amounts)

(Unaudited)

	Shares of Common Stock	Common Stock	Shares of Treasury Stock	Treasury Stock at Cost	Shares of Series B Preferred Stock	Series B Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2021	43,987,896	$4	(19,361)	$(319)	-	$-	$171,285	$-	$(69,883)	$101,087
Stock-based compensation	-	-	-	-	-	-	1,900	-	-	1,900
Issuance of common stock pursuant to at the market offering, net	728,452	-	-	-	-	-	3,134	-	-	3,134
Issuance upon exercise of stock options	12,971	-	-	-	-	-	29	-	-	29
Issuance upon vesting of restricted stock units	179,098	-	-	-	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	-	-	(22,161)	(98)	-	-	-	-	-	(98)
Net loss	-	-	-	-	-	-	-	-	(12,601)	(12,601)
Balance as of March 31, 2022	44,908,417	$4	(41,522)	$(417)	-	$-	$176,348	$-	$(82,484)	$93,451

Balance as of December 31, 2020	33,013,271	$3	-	$-	240,861	$-	$68,238	$-	$(43,050)	$25,191
Stock-based compensation	-	-	-	-	-	-	781	-	-	781
Exercise of cashless warrants in exchange for common stock	47,612	-	-	-	-	-	-	-	-	-
Exercise of warrants in exchange for common stock	52,013	-	-	-	-	-	294	-	-	294
Exercise of warrants related to series A preferred stock	95,864	-	-	-	-	-	99	-	-	99
Public underwriting	6,126,939	1	-	-		-	70,124	-	-	70,125
Conversion of series A preferred stock	899,174	-	-		-	-	7,775	-	-	7,775
Conversion of series B preferred stock	517,611	-	-	-	(240,861)	-	179	-	-	179
Issuance upon exercise of stock options	65,402	-	-	-	-	-	226	-	-	226
Issuance upon vesting of restricted stock units	134,991	-	-	-	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	-	-	(19,361)	(319)	-	-	-	-	-	(319)
Preferred stock dividends	-	-	-	-	-	-	-	-	(51)	(51)
Accretion of Series A preferred stock	-	-	-	-	-	-	(101)	-	-	(101)
Change in unrealized gain on short-term investments	-	-	-	-	-	-	-	2	-	2
Net loss	-	-	-	-	-	-	-	-	(5,406)	(5,406)
Balance as of March 31, 2021	40,952,877	$4	(19,361)	$(319)	-	$-	$147,615	$2	$(48,507)	$98,795

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss from continuing operations	$(12,601)	$(5,403)
Net loss from discontinued operations	-	(3)
Net loss	(12,601)	(5,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	24
Depreciation	298	131
Amortization of right-of-use lease asset	100	74
Provision for deferred taxes	-	3
Share-based compensation	1,900	781
Amortization of financing costs	2	5
Amortization of intangible assets	1,001	409
Loss due to change in value of equity investments	-	76
Changes in operating assets and liabilities:
Accounts receivable	637	(1,460)
Inventory	(34)	163
Other current assets	(592)	(157)
Deposits	(323)	-
Accounts payable, accrued expenses and other current liabilities	(2,580)	1,947
Contract liabilities	(205)	323
Lease liability	241	(75)
Net cash used in operating activities - continuing operations	(12,156)	(3,159)
Net cash used in operating activities - discontinued operations	-	(4)
Net cash used in operating activities	(12,156)	(3,163)
Cash Flows from Investing Activities:
SAFE Investment	(150)	-
Capital expenditures	(1,814)	(425)
Short-term investment activity, net	-	(23,994)
Investment in unconsolidated company	-	(75)
Net cash (used in) provided by investing activities - continuing operations	(1,964)	(24,494)
Cash Flows from Financing Activities:
Proceeds from public offering	-	70,125
Proceeds from notes receivable	57	85
Repayments of loans payable	(9)	(11)
Net proceeds from exercise of options	29	226
Net proceeds from exercise of warrants	-	294
Net proceeds from exercise of warrants associated with the Series A Preferred Stock	-	99
Net proceeds from at-the-market agreement	3,134	-
Repurchases of common stock	(98)	(319)
Net cash provided by financing activities - continuing operations	3,113	70,499
Net increase in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	(11,007)	42,846
Net decrease in cash, cash equivalents and restricted cash and cash equivalents - discontinued operations	-	(4)
Net increase in cash, cash equivalents and restricted cash and cash equivalents	(11,007)	42,842
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	26,601	21,009
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$15,594	$63,851

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of period - continuing operations	$14,606	$62,845
Restricted cash and cash equivalents at end of period - continuing operations	987	1,005
Cash and cash equivalents at end of period - discontinued operations	1	1
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$15,594	$63,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed consolidated interim financial statements of Rekor Systems, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial position as of March 31, 2022, the unaudited condensed consolidated results of operations, unaudited condensed consolidated statements of shareholders’ equity and unaudited condensed consolidated statements of cash flows for the three month periods ended March 31, 2022 and 2021.

The financial data and other information disclosed in these notes are unaudited. The results for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

Dollar amounts, except per share data, in the notes to these unaudited condensed consolidated financial statements are rounded to the closest $1,000.

Rekor is a global leader in intelligent infrastructure focused on addressing the world’s most critical challenges across transportation management, public safety, and key commercial markets. With a real-time intelligence platform driven by deep access to data, AI-powered software, and smart optical devices at-the-edge, the Company combines its industry expertise and advanced proprietary technologies to deliver insights that increase roadway safety, efficiency, and sustainability while enabling safer, smarter, and more connected cities and communities.

On August 18, 2021, the Company completed its acquisition of Waycare Technologies Ltd. (“Waycare”) by acquiring 100% of the issued and outstanding capital stock of Waycare, which is now a wholly-owned subsidiary of the Company.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the extensive use of management’s estimates. Management uses estimates and assumptions in preparing consolidated financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to the collectability of accounts receivable, the fair value of intangible assets, the fair value of debt and equity instruments, income taxes and determination of standalone selling prices in contracts with customers that contain multiple performance obligations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results  may differ from those estimates under different assumptions or conditions

Reclassifications

Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation. Beginning in the third quarter of 2021, depreciation and amortization is presented separately from cost of revenue, general and administrative expenses, selling and marketing expenses and research and development expenses on the unaudited condensed consolidated statements of operations, whereas in prior periods these amounts were included together with the aforementioned financial statement captions. Additionally, as of September 30, 2021, the Company began to present other current liabilities separately from accounts payable and accrued expenses. Other current liabilities primarily consist of payroll and payroll related accounts. Amounts for the three month period ending March 31, 2021 and the period ended December 31, 2021, have been reclassified to conform to the current year’s presentation.

Liquidity

For all annual and interim periods, management will assess going concern uncertainty in the Company’s unaudited condensed consolidated financial statements to determine whether there is sufficient cash on hand, capital raises and working capital, to operate for a period of at least one year from the date the unaudited condensed consolidated financial statements are issued, which is referred to as the “look-forward period”, as defined in U.S. GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections and estimates and will make certain key assumptions. These assumptions include, among other factors, its ability to raise additional capital, the expected timing and nature of the Company’s programs and projected cash expenditures and its ability to delay or curtail these programs or expenditures to the extent management has the proper authority to do so and considers it probable that those implementations can be achieved within the look-forward period.

The Company has generated losses since its inception and has relied on cash on hand, external bank lines of credit, the sale of a note, proceeds from the sale of common stock, proceeds from the private sale of the Company’s non-core subsidiaries, proceeds from note receivables, debt financings and a public offering of its common stock to support cash flow from operations. The Company attributes losses to non-capital expenditures related to the scaling of existing products, development of new products and service offerings and marketing efforts associated with these products and services. As of and for the three months ended March 31, 2022, the Company had working capital from continuing operations of $9,297,000 and a comprehensive loss from continuing operations of $12,601,000.

The Company’s cash decreased by $11,007,000 for the three months ended March 31, 2022 primarily due to the loss from continuing operations of $12,601,000.  This amount was offset by the net proceeds of $3,134,000 from the 2022 Sales Agreement (see NOTE 10 - STOCKHOLDERS’ EQUITY for details on the 2022 Sales Agreement).

Management believes that based on relevant conditions and events that are known and reasonably knowable, its current forecasts and projections for one year from the date of the filing of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, indicate the Company’s ability to continue operations as a going concern for at least that one-year period. The Company is actively monitoring its operations, the cash on hand and working capital. Should access to funds be unavailable, the Company will need to seek out additional sources of funding. Furthermore, the Company has contingency plans to reduce or defer expenses and cash outlays should operations weaken in the look-forward period if additional financing is not available.

Goodwill

The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. The Company will assess goodwill for impairment annually, or more often if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. The Company performs its annual impairment assessment on October 1, or more frequently, when events or circumstances indicate impairment may have occurred. During the three months ended March 31, 2022 and 2021, the Company did not recognize any impairment to goodwill from continuing operations.

Fair Value of Financial Instruments

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, restricted cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value as of March 31, 2022 and December 31, 2021, because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt and long-term receivables approximates fair value as of March 31, 2022 and December 31, 2021, given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

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

There were no changes in levels during the three months ended March 31, 2022.

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

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, performance obligations are satisfied

The following table presents a summary of revenue (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Recurring revenue	$1,695	$864
Product and service revenue	1,913	3,352
Total revenue	$3,608	$4,216

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

The Company also currently receives recurring revenues under contracts entered into using a subscription model for bundled hardware and software over a period. Payments for these subscriptions are received periodically over the term of the agreement and revenue is recognized ratably over the term of the agreement. In addition, some of our subscription revenue includes providing, through a web server, access to the Company’s software solutions, a self-managed database, and a cross-platform application programming interface. The subscription arrangements with these customers typically do not provide the customer with the right to take possession of the Company’s software at any time. Instead, customers are granted continuous access to the Company’s solutions over the contractual period. The Company’s subscription services arrangements are non-cancelable and do not contain refund-type provisions. Accordingly, any fixed consideration related to the arrangement is generally recognized as recurring revenue on a straight-line basis over the contract term beginning on the date access to the Company’s software is provided.

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

Customer support revenue is associated with perpetual licenses and long-term subscription arrangements and consists primarily of technical support and product updates. The Company’s customer support team is ready to provide these maintenance services, as needed, to the customer during the contract term. The customer benefits evenly throughout the contract period from the guarantee that the customer support resources and personnel will be available to them. As customer support is not critical to the customers' ability to derive benefit from their right to use the Company’s software, customer support is considered a distinct performance obligation when sold together with a long-term license for the software. Customer support for perpetual and term licenses is renewable, generally on an annual basis, at the option of the customer. Customer support for subscription licenses is renewable concurrently with such licenses for the same duration of time. Revenue for customer support is recognized ratably over the contract period based on the start and end dates of the customer support obligation, in line with how the Company believes services are provided.

Product and service revenue

Product and service revenue is defined as the Company’s contactless compliance revenue, implementation revenue, perpetual license sales and hardware sales.

Contactless compliance solutions revenues reflect arrangements to provide traffic safety systems to several jurisdictions in North America. These systems include hardware that identifies red light and school safety zone traffic violations and software that captures and records forensic images and analyzes the images to provide data and support citation management services. In the first quarter of 2021, the Company launched a new service offering for the State of Oklahoma to support its Uninsured Vehicle Enforcement Diversion (“UVED”) Program. Rekor provides hardware, software and services to identify uninsured motor vehicles, notify owners of non-compliance and assist them in obtaining the required insurance as an alternative to traditional enforcement methods. Revenue is recognized monthly based on the number of citations collected by the relevant jurisdiction.

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

The Company generates revenue through the sale of hardware through its partner program distribution channels and direct sales. The Company satisfies its performance obligation upon the transfer of control of hardware to its customers. The Company invoices end-user customers upon transfer of control of the hardware to its customers. The Company offers hardware installment to customers which ranges from one to six months. The revenue related to the installation component is recognized at various stages of completion.

Revenue by Customer Type

The following table presents a summary of revenue by customer type (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Government customers	$2,003	$3,105
Commercial customers	1,605	1,111
Total revenue	$3,608	$4,216

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

Where performance obligations for a contract with a customer are not yet satisfied or have only been partially satisfied as of a particular date, the unsatisfied portion is to be recognized as revenue in the future. As of March 31, 2022, the Company had approximately $21,288,000 of remaining performance obligations not yet satisfied or partially satisfied. The Company expects to recognize approximately 41% of this amount as revenue over the succeeding twelve months, and the remainder is expected to be recognized over the next two to four years thereafter.

Unbilled accounts receivable

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, unbilled accounts receivables, and contract liabilities on the unaudited condensed consolidated balance sheets. Billed and unbilled accounts receivable are presented as part of accounts receivable, net, on the unaudited condensed consolidated balance sheets. When billing occurs after services have been provided, such unbilled amounts will generally be billed and collected within 60 to 120 days, but typically no longer than over the next twelve months. Unbilled accounts receivables of $400,000 and $415,000 were included in accounts receivable, net, in the unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

Contract liabilities

When the Company advance bills clients prior to providing services, generally such amounts will be earned and recognized in revenue within the next nine months to five years, depending on the subscription or licensing period. These assets and liabilities are reported on the unaudited condensed consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three months ended March 31, 2022 were not materially impacted by any other factors. Contract liabilities as of March 31, 2022 and December 31, 2021 were $3,067,000 and $3,272,000, respectively. During the three months ended March 31, 2022, $949,000 of the contract liabilities balance as of December 31, 2021 was recognized as revenue.

The services due for contract liabilities described above are shown below as of March 31, 2022 (dollars in thousands):

2022, remaining	$1,927
2023	651
2024	303
2025	124
2026	56
Thereafter	6
Total	$3,067

Costs to Obtain and Fulfill a Contract

Practical Expedients Election ‒ Costs to Obtain and Fulfill a Contract ‒ The Company’s incremental costs to obtain a contract consist of sales commissions. When the amortization period would be one year or less, the Company elects to use the practical expedient election to expense the costs to obtain a contract as they are incurred.

Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents

The Company considers all highly liquid debt instruments, including U.S. Treasury Bills purchased with a maturity of three months or less, to be cash equivalents.

Cash subject to contractual restrictions and not readily available for use is classified as restricted cash and cash equivalents. The Company’s restricted cash balances are primarily made up of cash collected on behalf of certain client jurisdictions. Restricted cash and cash equivalents for these client jurisdictions as of March 31, 2022 and December 31, 2021 were $987,000 and $804,000, respectively, and correspond to equal amounts of related accounts payable and are presented as part of accounts payable and accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

Concentrations of Credit Risk

The Company deposits its temporary cash investments with highly rated quality financial institutions that are located in the United States and Israel. The United States deposits are federally insured up to $250,000 per account. As of March 31, 2022 and December 31, 2021, the Company had deposits from continuing operations totaling $15,593,000 and $26,600,000, respectively, in three U.S. financial institutions and one Israeli financial institution.

The Company has a market concentration of revenue and accounts receivable from continuing operations related to its customer base.

Customer A accounted for less than 10% and 40% of the Company’s total revenues for the three months ended March 31, 2022 and 2021, respectively.

No other single customer accounted for more than 10% of the Company’s unaudited condensed consolidated revenues for the three months ended March 31, 2022 and 2021.

As of March 31, 2022, no single customer accounted for more than 10% of the unaudited condensed consolidated accounts receivable balance. As of December 31, 2021, Company B accounted for 13% of the unaudited condensed consolidated accounts receivable balance.

No other single customer accounted for more than 10% of the Company’s unaudited condensed consolidated accounts receivable balance as of  December 31, 2021.

Significant Accounting Policies

Additional significant accounting policies of the Company are also described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

New Accounting Pronouncements Effective in Future Periods

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2022. Upon adoption of the new standard, the Company will begin recognizing an allowance for credit losses based on the estimated lifetime expected credit loss related to the Company’s financial assets. Due to the nature and extent of the Company’s financial instruments (primarily accounts receivable and a note receivable) currently within the scope of ASU 2016-13 and based on the Company’s analysis of ASU 2016-13 and the historical, current and expected credit quality of the Company’s customers, the Company does not expect ASU 2016-13 to have a material impact on its unaudited condensed consolidated statements of operations and balance sheets.

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

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date. The table below shows the breakdown related to the preliminary purchase price allocation for the acquisition (dollars in thousands):

Cash paid	$39,884
Common stock issued	20,287
Total Consideration	$60,171
Assets
Cash and cash equivalents	$25
Restricted cash and cash equivalents	89
Accounts receivable	486
Other current assets	150
Property and equipment	72
Acquired technology	16,897
Total assets acquired	17,719
Liabilities
Accounts payable and accrued expenses	794
Contract liabilities	36
Deferred tax liability	3,833
Total liabilities assumed	4,663
Fair value of identifiable net assets acquired	13,056
Goodwill	$47,115

The technology acquired by the Company as part of the acquisition has an estimated useful life of seven years and is presented as part of intangible assets, net on the unaudited condensed consolidated balance sheets.

Operations of Combined Entities

The following unaudited pro forma combined financial information gives effect to the acquisition of Waycare as if it was consummated as of January 1, 2021. This unaudited pro forma financial information is presented for information purposes only and is not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2021 (the beginning of the earliest period presented) or to project potential operating results as of any future date or for any future periods.

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands, except per share data)
Total revenue from continuing operations	$3,608	$4,599
Net loss from continuing operations	$(12,601)	$(6,183)
Basic and diluted loss per share from continuing operations	$(0.29)	$(0.17)
Basic and diluted number of shares	44,087,911	38,728,829

NOTE 3 – INVESTMENTS

Investments in Unconsolidated Companies

In February 2017, the Company contributed substantially all of the assets and certain liabilities related to its vehicle services business to Global Public Safety (the “GPS Closing”). After the GPS Closing, the Company continues to own 19.9% of the units of Global Public Safety. This equity investment does not have a readily determinable fair value and the Company reports this investment at cost, less impairment. As of March 31, 2022 and December 31, 2021 the investment in Global Public Safety had a value of $0.

In June 2020, the Company announced a joint venture in which the Company would have a 50 percent equity interest in Roker Inc. (“Roker”). In the third quarter of 2020 and the first quarter of 2021, the Company contributed $75,000 for its 50 percent equity interest for a total investment of $150,000. This investment is accounted for under the equity method. During the three months ended March 31, 2022 and 2021, the Company recognized a loss in its unconsolidated investments of $0 and $150,000, respectively.

The carrying amount of the Company’s investments are included as part of investments in unconsolidated companies in the unaudited condensed consolidated balance sheets. There were no distributions or earnings received from either investment in the three months ended March 31, 2022 and 2021.

Roker SAFE

In April 2021, in exchange for $1,000,000 the Company entered into a SAFE with Roker (the “Roker SAFE”). In  October 2021 and March 2022, the Company invested an additional $250,000 and $150,000, respectively, in the Roker SAFE. The Roker SAFE allows the Company to participate in future equity financings of Roker, through a share-settled redemption of the amount invested (such notional being the “invested amount”). Alternatively, upon the occurrence of a change of control or an initial public offering (other than a qualified financing), the Company has the option to receive either (i) cash payment equal to the invested amount under the SAFE, or (ii) a number of shares of common stock equal to the invested amount divided by the liquidity price set forth in the Roker SAFE. The Company’s investment in the Roker SAFE is recorded on the cost method of accounting and included under SAFE investment on the unaudited condensed consolidated balance sheets and is shown as long-term, as it is not readily convertible into cash. If the Company identifies factors that may be indicative of impairment the Company will review the investment for impairment. No factors indicative of impairment were identified during the three months ended March 31, 2022.

NOTE 4 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended March 31, 2022 and 2021 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for interest	$-	$-
Cash paid for taxes	5	-
Financing activities:
Series A Cumulative Convertible Redeemable Preferred stock dividends included in accounts payable and accrued expenses, settled in common stock	-	(1,005)
Series A Cumulative Convertible Redeemable Preferred stock included in temporary equity, settled in common stock	-	(6,770)
Series B Cumulative Convertible Preferred stock dividends included in accounts payable and accrued expenses, settled in common stock	-	(179)
New Leases under ASC-842:
Recognition of operating lease - right-of-use lease asset	3,485	-
Lease incentive recognized in other current assets, net	919	-
Recognition of operating lease - lease liability	$(4,404)	$-

NOTE 5 – OPERATING LEASES

The Company has operating leases for office facilities in various locations throughout the United States and Israel. The Company’s leases have remaining terms of one to ten years. Certain of the Company’s leases include options to extend the term of the lease or to terminate the lease prior to the end of the initial term. When it is reasonably certain that the Company will exercise the option, the Company will include the impact of the option in the lease term for purposes of determining total future lease payments.

Operating lease expense from continuing operations for the three months ended  March 31, 2022 and 2021 was $411,000 and $89,000, respectively, and is presented as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities from continuing operations was $25,000 and $85,000 for the three months ended March 31, 2022 and 2021, respectively.

In the first quarter of 2022, the Company entered into a lease agreement for its Israeli operations. As part of the lease agreement, there were $919,000 in lease incentives provided to the Company which will be used to update the structure of the leased space and furnish the leased space.

Supplemental balance sheet information related to leases as of  March 31, 2022 was as follows (dollars in thousands):

Operating lease right-of-use lease assets	$9,548

Current portion of lease liability	$676
Long-term portion of lease liability	14,259
Total lease liability	$14,935

Weighted average remaining lease term - operating leases (years)	9.88

Weighted average discount rate - operating leases	9.0%

2022, remaining	$837
2023	2,293
2024	2,254
2025	2,271
2026	2,306
Thereafter	13,628
Total lease payments	$23,589
Less imputed interest	8,654
Maturities of lease liabilities	$14,935

NOTE 6 – INTANGIBLE ASSETS

Intangible Assets Subject to Amortization

The following summarizes the change in intangible assets from December 31, 2021 to March 31, 2022 (dollars in thousands):

	December 31, 2021	Additions	Amortization	March 31, 2022
Intangible assets subject to amortization
Customer relationships	$328	$-	$(8)	$320
Marketing related	97	-	(10)	87
Technology based	20,304	-	(860)	19,444
Internally capitalized software	677	-	(123)	554
Intangible assets subject to amortization	$21,406	$-	$(1,001)	$20,405

The following provides a breakdown of identifiable intangible assets as of March 31, 2022 (dollars in thousands):

	Customer Relationships	Marketing Related	Technology Based	Internally Capitalized Software	Total
Identifiable intangible assets	$461	$327	$24,107	$1,452	$26,347
Accumulated amortization	(141)	(240)	(4,663)	(898)	(5,942)
Identifiable intangible assets, net	$320	$87	$19,444	$554	$20,405

These intangible assets are amortized on a straight-line basis over their estimated useful life. Amortization expense attributable to continuing operations for the three months ended  March 31, 2022 and 2021 was $1,001,000 and $409,000, respectively and is presented as part of depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations.

As of March 31, 2022, the estimated impact on continuing operations from annual amortization from intangible assets for each of the next five fiscal years and thereafter is as follows (dollars in thousands):

2022, remaining	$2,953
2023	3,777
2024	3,474
2025	3,465
2026	2,653
Thereafter	4,083
Total	$20,405

NOTE 7 – DEBT

Firestorm Notes

On January 25, 2017, pursuant to the terms of the Company’s acquisition of Firestorm, the Company issued $1,000,000 in the aggregate form of four unsecured, subordinated promissory notes with interest payable over five years. The principal amount of one of the notes payable is $500,000 payable at an interest rate of 2.0% and the remaining three notes are evenly divided over the remaining $500,000 and payable at an interest rate of 7.0%. The notes mature on January 25, 2022. The aggregate balance of these notes payable was $1,000,000 and $998,000, net of unamortized interest, as of March 31, 2022 and December 31, 2021, respectively, to reflect the amortized fair value of the notes issued due to the difference in interest rates of $0 and $2,000, respectively. The Company is not paying current interest on these notes and did not pay the principal due in January 2022 as the Company has requested rescission in connection with the Firestorm acquisition and is currently in litigation with the sellers (see NOTE 9- COMMITMENTS AND CONTINGENCIES).

Interest Expense

The following table presents the interest expense related to the contractual interest and the amortization of debt issuance costs for the Company’s debt arrangements (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Contractual interest	$7	$27
Amortization of debt issuance costs	2	5
Total interest expense	$9	$32

Schedule of Principal Amounts Due of Debt

The principal amounts due for long-term notes payable are shown below as of March 31, 2022 (dollars in thousands):

2022, remaining	$1,028
2023	37
Total notes payable	$1,065

Loan payable, current portion	$37
Loan payable, long-term	28
Notes payable, current portion	1,000
Total notes payable	$1,065

NOTE 8 – INCOME TAXES

The Company established a valuation allowance against deferred tax assets during 2017 and has continued to maintain a full valuation allowance, outside of the deferred tax liability related to the indefinite lived intangible, through the three months ended March 31, 2022.

The Company files income tax returns in the United States and in various states. No U.S. Federal, state or foreign income tax audits were in process as of March 31, 2022.

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

For the three months ended March 31, 2022 and 2021, the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2018 through 2020 tax years remain subject to examination by the Internal Revenue Service.

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

In  April 2021, the Firestorm Principals filed a notice of motion for partial summary judgment, seeking summary judgment on several of the Company’s claims and the Firestorm Principals’ counterclaims, which the Company, along with counterclaim-defendants Firestorm Franchising, LLC and Firestorm Solutions, LLC, filed its opposition to the partial summary judgment motion on  June 21, 2021. The Firestorm Principals filed their reply in support of their partial summary judgment motion on  July 9, 2021. On  March 14, 2022, the Court issued an opinion and order which denied summary judgment to the Firestorm Principals on the Company's main fraudulent omission claim, the conversion and trespass to chattels claims as to Defendants Loughlin and Rhulen and the breach of fiduciary duty claim as to Defendant Loughlin. The Court also denied summary judgment to the Firestorm Principals on their breach of warrants, anticipatory breach of warrants, and anticipatory breach of promissory notes counterclaims and the breach of contract counterclaim asserted by Defendant Satterfield. In  March 2022, the Court granted summary judgment to the Firestorm Principals on our CFAA claims, based on recent case law clarifying that such claims do not apply to employees who have authorized access to an employer’s computer and misuse that access, and granted summary judgment on our CFAA, conversion, and trespass to chattels claims against one defendant because Rekor represented it was prepared to dismiss those claims. The Court also granted summary judgment on one breach of contract counterclaim asserted by a company related to the Firestorm Principals, holding that the $25,500 amount at issue could not be set off by or recouped from our damages in this case.

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

On  September 18, 2020, Fordham Financial Management, Inc. (“Fordham”) commenced a lawsuit against the Company in the Supreme Court for the State of New York, New York County. Fordham alleges that the Company breached an underwriting agreement with Fordham. Fordham has brought claims for breach of contract, a declaratory judgment, and attorneys’ fees and expenses, and seeks damages. The Complaint was served on the Company on  September 25, 2020. The Company issued a motion to dismiss counterclaims on  June 23, 2021. The Court granted Fordham’s motion to dismiss Rekor’s counterclaims on  October 23, 2021. On  November 29, 2021, the Company filed a notice of appeal with the Appellate Division and a motion to reargue that decision and order, arguing that the court misunderstood the nature and purpose of the prospectus supplement, which was actually prepared by the plaintiff after it set the prices for the 2018 offering. On  March 3, 2022, the court denied the motion to reargue. In doing so, however, the court clarified that the dismissal was without prejudice, which would permit the Company to refashion the counterclaims in the future. Meanwhile, the Company’s deadline to perfect its concurrent appeal in the appellate division is  May 30, 2022.

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

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

Effective March 18, 2020, the Company adopted and approved an amendment to increase the number of authorized shares of common stock from 30,000,000 to 100,000,000, $0.0001 par value. The rights and privileges terms of the additional authorized shares of common stock are identical to those of the currently outstanding shares of common stock. However, because the holders of common stock do not have preemptive rights to purchase or subscribe to any new issuances of common stock, the subsequent potential issuance of additional shares of common stock will reduce the current stockholders’ percentage ownership interest in the total outstanding shares of common stock. The Amendment and the creation of additional shares of authorized common stock will not alter current stockholders’ relative rights and limitations.

At-the-Market Offering

On  February 24, 2022, the Company entered into an At-the-Market Issuance Sales Agreement (the “2022 Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) to create an at the market equity program under which the Company from time to time  may offer and sell shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $50,000,000 (the “Shares”) through or to the Agent. The Agent is entitled to a commission equal to 3.0% of the gross proceeds from each sale. The Company incurred issuance costs of approximately $169,000 related to legal, accounting, and other fees in connection with the 2022 Sales Agreement. These costs were charged against the gross proceeds of the 2022 Sales Agreement and presented as a reduction to additional paid-in capital on the accompanying unaudited condensed consolidated balance sheets.

For the three months ended March 31, 2022, based on the settlement date, the Company sold 728,452 shares of common stock at a weighted-average selling price of $4.67 per share in accordance with the 2022 Sales Agreement. Net cash provided from the 2022 Sales Agreement was $3,134,000 after paying $169,000 related to the issuance cost, as well as, 3.0% or $102,000 related to cash commissions provided to the Agent.

Waycare Acquisition

In connection with the acquisition as described in NOTE 2 – ACQUISITIONS, the Company issued 2,784,474 shares of the Company’s common stock as part of the consideration.

2021 Public Offering

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

Preferred Stock

The Company is authorized to issue up to 2,000,000 shares of preferred stock, $0.0001 par value. The Company’s preferred stock may be entitled to preference over the common stock with respect to the distribution of assets of the Company in the event of liquidation, dissolution or winding-up of the Company, whether voluntarily or involuntarily, or in the event of any other distribution of assets of the Company among its shareholders for the purpose of the winding-up of its affairs. The authorized but unissued shares of the preferred stock may be divided into and issued in, designated series from time to time by one or more resolutions adopted by the Board of Directors of the Company. The Board of Directors of the Company, in its sole discretion, has the power to determine the relative powers, preferences and rights of each series of preferred stock.

Series A Cumulative Convertible Redeemable Preferred Stock

Of the 2,000,000 authorized shares of preferred stock, 505,000 shares were designated as $0.0001 par value Series A Cumulative Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”). The holders of Series A Preferred Stock were entitled to quarterly dividends of 7.0% per annum per share.

Based on the terms of the Series A Preferred Stock, the Company concluded that the Series A Preferred Stock should be classified as temporary equity in the accompanying unaudited condensed consolidated balance sheets.

Rekor adjusted the value of the Series A Preferred Stock to redemption value at the end of each reporting period. The adjustment to the redemption value was recorded through additional paid-in capital of $0 and $101,000 for the three months ended March 31, 2022 and 2021, respectively.

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

Warrants

A summary of the warrant activity for the Company for the period ended March 31, 2022 is as follows:

	Series A Preferred Stock Warrants (1)	Firestorm Warrants (2)	Secure Education Warrants (3)	2018 Public Offering Warrants (4)	Total
Active warrants as of January 1, 2022	41,996	631,254	15,556	3,505	692,311
Exercised warrants	-	-	-	-	-
Outstanding warrants as of March 31, 2022	41,996	631,254	15,556	3,505	692,311
Weighted average strike price of outstanding warrants as of March 31, 2022	$1.03	$3.09	$6.06	$1.00	$3.02

(1)

As part of a Regulation A Offering in fiscal years 2016 and 2017, the Company issued warrants to the holders of Series A Preferred Stock (the “Series A Preferred Stock Warrants”). The exercise price for these warrants is $1.03. The expiration date of the Series A Preferred Stock Warrants is November 8, 2023.

(2)

As part of the acquisition of Firestorm on January 24, 2017, the Company issued warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $2.5744 per share, and warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $3.6083 per share (the “Firestorm Warrants”). The expiration date of the Firestorm Warrants was  January 24, 2022. The Company has rejected requests from the holders of the Firestorm Warrants to exercise them pending resolution of pending litigation (see NOTE - 9 COMMITMENTS AND CONTINGENCIES).

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

NOTE 11 – EQUITY INCENTIVE PLAN

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

Stock compensation expense related to stock options for the three months ended  March 31, 2022 and 2021 was $28,000 and $30,000, respectively, and is presented, based on the awardees operating department, as general administrative, selling and marketing and research and development expenses in the accompanying unaudited condensed consolidated statements of operations.

A summary of stock option activity under the Company’s 2017 Plan for the period ended March 31, 2022 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding Balance as of December 31, 2021	1,012,336	$1.28	6.50	$5,002,000
Exercised	(12,971)	2.26
Forfeited	(2,500)	0.80
Outstanding balance as of March 31, 2022	996,865	$1.27	6.30	$3,063,000
Exercisable as of March 31, 2022	842,530	$1.30	6.15	$2,602,000

As of March 31, 2022, there was $19,000 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan that will be recognized over a weighted average period of 0.23 years.

Restricted Stock Units

Stock compensation expense related to RSU’s for the three months ended  March 31, 2022 and 2021 was $1,872,000 and $751,000, respectively, and is presented, based on the awardees operating department, as general administrative, selling and marketing and research and development expenses in the accompanying unaudited condensed consolidated statements of operations.

Pursuant to the terms of the Waycare purchase agreement, the Company reserved for issuance to Waycare’s continuing employees an aggregate of 686,248 restricted stock units, which were issued on October 28, 2021, pursuant to the terms of the Company’s 2017 Equity Award Plan, as amended. The restricted stock units are subject to customary vesting schedules and are intended to incentivize the continued performance of Waycare’s employees.

A summary of RSU activity under the Company’s 2017 Plan for the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted Average Unit Price	Weighted Average Remaining Contractual Term (Years)
Outstanding balance as of December 31, 2021	1,347,879	$10.94	2.20
Granted	1,085,680	4.62	2.48
Vested	(201,259)	9.21
Forfeited	(63,256)	11.29
Outstanding balance as of March 31, 2022	2,169,044	$8.07	2.33

The grant date fair value is based on the estimated fair value of the Company’s common stock on the date of grant. All RSUs granted vest upon the satisfaction of a service-based vesting condition.

As of March 31, 2022, there was $15,030,000 of unrecognized stock compensation expense related to unvested RSUs granted under the 2017 Plan that will be recognized over an average remaining period of 2.20 years.

NOTE 12 – LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands, except per share data)
Basic and diluted loss per share
Net loss from continuing operations	$(12,601)	$(5,403)
Less: preferred stock accretion	-	(101)
Less: preferred stock dividends	-	(51)
Net loss attributable to shareholders from continuing operations	$(12,601)	$(5,555)
Net loss attributable to shareholders from discontinued operations	-	(3)
Net loss attributable to shareholders	$(12,601)	$(5,558)
Weighted average common shares outstanding - basic and diluted	44,087,911	35,944,355
Basic and diluted loss per share from continuing operations	$(0.29)	$(0.15)
Basic and diluted loss per share from discontinued operations	-	-
Basic and diluted loss per share	$(0.29)	$(0.15)
Common stock equivalents excluded due to the anti-dilutive effect	3,858,220	2,436,750

As the Company had a net loss for the three months ended March 31, 2022, the following 3,858,220 potentially dilutive securities were excluded from diluted loss per share: 692,311 for outstanding warrants, 996,865 related to outstanding options and 2,169,044 related to outstanding RSUs.

As the Company had a net loss for the three months ended March 31, 2021, the following 2,436,750 potentially dilutive securities were excluded from diluted loss per share: 714,293 for outstanding warrants, 1,167,852 related to outstanding options and 554,605 related to outstanding RSUs.

NOTE 13 – SUBSEQUENT EVENTS

At-the-Market Issuance Sales Agreement

The Company issued an additional 1,521,755 shares of its common stock in exchange for net cash of $4,928,000 under the 2022 Sales Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties including particularly statements regarding our future results of operations and financial position, business strategy, prospective products and services, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products and services. These statements involve uncertainties, such as known and unknown risks, and are dependent on other important factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements we express or imply. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties, and assumptions described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2021, entitled “Risk Factors” and elsewhere in this Quarterly Report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”) that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. We undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) and any updates contained herein as well as those set forth in our reports and other filings made with the SEC.

General

Overview

We are a global leader in the development and implementation of intelligent infrastructure focused on addressing critical challenges across transportation management, public safety, and key commercial markets. With a real-time intelligence platform driven by deep access to data, AI-powered software, and smart optical devices at-the-edge, we combine our industry expertise and advanced proprietary technologies to deliver unrivaled insights that increase roadway safety, efficiency, and sustainability while enabling safer, smarter, and more connected cities and communities. We provide products and services across 80 countries as we deliver transformative mission-critical intelligent infrastructure solutions and services for government agencies and commercial clients in the United States and around the world.

Digital Divide

Society is increasingly digital, automated, and information flows occur in real-time. Technological advancements in the past decade have transformed the way people connect, interact, and transact with others and with the world around them. Infrastructure is the backbone of a functioning economy: people, vehicles, materials, and information all require 24/7 mobility, something that depends on well-maintained, synchronized networks and systems. Unfortunately, many areas of the world are faced with aging and legacy infrastructure today resulting from decades of neglect and underinvestment, particularly in the sectors of transportation, mobility, and public safety. The cost, complexity and interdependency of these systems have made many organizations slow to adopt advances in technology. This creates a digital divide between what is made possible by technology, and the current reality of infrastructure today.

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

Bridging the Divide

Spurred by the 2021 Infrastructure Investment and Jobs Act in the United States, we expect the world to see a once-in-a-generation surge of investment in infrastructure and competitiveness. The bill allocates $550 billion in new spending, spread out over five years, to rebuild roads, bridges and rails, and airports, in addition to providing high-speed internet access and addressing climate concerns. As part of this, federal, state, and local governments are prioritizing strategic investments dedicated to improving existing transportation management and increasing public safety through modern, efficient and connected infrastructure. Officials are also planning for roadways of the future that can account for connected and autonomous vehicles. With these investments, we estimate an addressable global intelligent infrastructure market of $148 billion by 2026.

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

Today, we can look at the roadway and extract and process a deeply detailed picture of the environment and what is moving in that environment with an unmatched level of accuracy in our inferences, predictive analytics, and insights. We are rapidly growing the geographic area connected by smart optical IoT devices at-the-edge to the open architecture of our Rekor One intelligence platform. In addition to digitizing existing infrastructure by capturing real-time data from new and existing roadway devices, our platform enables us to extend the scope of our knowledge via proprietary algorithms that pull the data and process it through our models. This reduces our clients’ need to invest in legacy system upgrades and gives them the ability to gain additional value from existing infrastructure. Beyond this, we are augmenting our data through a growing network of data partners.  This provides multiple trillions of additional data points that unlock further real-time and predictive operational insights about what is happening in a given transportation environment at every moment. Example data sources from our partner network include mobility, navigation, and traffic applications, in-vehicle data, connected, autonomous vehicles (“CAV”) datasets, weather, supply chain, event management, and a rapidly growing list of customer-provided and crowd-sourced data. The more data we capture and inject into our machine learning models, the smarter and more accurate they become. Due to the incredible strength and accuracy of our models, we can extract more data from the roadways than ever before possible, and generate rich multi-dimensional insights for our customers about what is happening in real-time. In addition, we use AI-driven predictive analytics to forecast what will happen in the next five minutes, in 12 or 24 hours, and even days and months into the future. From these insights, customers can make better informed proactive decisions and achieve improved operational efficiency through a more strategic allocation of resources. All of this is facilitated by our proprietary Rekor One™ intelligence platform.

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

●$200 million annually for a “Safe Streets and Roads for All” program that would make competitive grants for state projects that significantly reduce or eliminate transportation-related fatalities.

●$150 million for the current administration to establish a grant program to modernize state data collection systems

●$500 million  for the Strengthening Mobility and Revolutionizing Transportation (“SMART”) Grant Program that would support demonstration projects on smart technologies that improve transportation efficiency and safety

Components of Operating Results

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

Our related services include customer support and implementation services, as well as management services such as violation notices, billing and collections, website portals and call centers related to programs that employ our software solutions. In addition, we engage in pilot programs with governmental and commercial entities that include extension or renewal features that may result in recurring revenues and/or additional point-in-time revenues at the completion of the pilot program.

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

We expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future as we continue to invest in research and development efforts to enhance the functionality of our AI solutions. However, we expect our research and development expenses to decrease as a percentage of our revenue over the long term, although our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses

Depreciation and Amortization

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

Critical Accounting Estimates and Assumptions

A comprehensive discussion of our critical accounting estimates and assumptions is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Revenue	$3,608	$4,216
Cost of revenue, excluding depreciation and amortization	1,983	1,922

Operating expenses:
General and administrative expenses	7,388	4,907
Selling and marketing expenses	1,352	937
Research and development expenses	4,092	1,222
Depreciation and amortization	1,399	536
Total operating expenses	14,231	7,602

Loss from operations	(12,606)	(5,308)
Other income (expense):
Interest expense	(9)	(32)
Other income	14	16
Total other income (expense)	5	(16)
Loss before income taxes and equity method investments	(12,601)	(5,324)
Income tax provision	-	(3)
Equity in loss of investee	-	(76)
Net loss from continuing operations	$(12,601)	$(5,403)

Comparison of the Three months ended March 31, 2022 and the Three months ended March 31, 2021

Total Revenue

	Three Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	$	%
Revenue	$3,608	$4,216	$(608)	-14%

The decrease in revenue for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was a result of a decrease in product and service revenue in the current period. As part of our change in selling strategy, we have focused on a sales model that employs contracts with recurring revenue. We expect these contracts to provide a more predictable stream of revenues, compared to one-time sales of hardware and software licenses which are generally more difficult to predict. During the three months ended March 31, 2021, there was one customer who accounted for $1,673,000 of revenue as a result of a one-time sale of hardware and software. The decrease in one-time sale revenues during the three months ended March 31, 2022, was partially offset by an $831,000 increase in recurring revenue during the period. The increase in recurring revenue is primarily attributable to our Waycare acquisition and our current land and expand strategy, which involves expanding the services and solutions we provide to existing customers, and also facilitating cooperation between our existing customers and new customers as part of a broader information network.

Cost of Revenue, Excluding Depreciation and Amortization

	Three Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	$	%
Cost of revenue, excluding depreciation and amortization	$1,983	$1,922	$61	3%

For the three months ended March 31, 2022, cost of revenue, excluding depreciation and amortization increased by $61,000 compared to the corresponding prior periods primarily due to an increase in personnel and other direct costs such as hardware that were incurred to support our new go-to-market strategy.

Operating Expenses

	Three Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	$	%
Operating expenses:
General and administrative expenses	$7,388	$4,829	$2,559	53%
Selling and marketing expenses	1,352	937	415	44%
Research and development expenses	4,092	1,222	2,870	235%
Depreciation and amortization	1,399	614	785	128%
Total operating expenses	$14,231	$7,602	$6,629	87%

General and Administrative Expenses

The increase in general and administrative expenses during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, were primarily due to a $2,319,000 increase in personnel costs related to an increase in headcount, including a $473,000 increase in stock-based compensation.

Selling and Marketing Expenses

The increase in selling and marketing expenses during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was attributable mainly to increased marketing efforts to promote our products and services including digital marketing and other sales efforts. In connection with these efforts, there was an increase in staffing to support our growth plan which led to a $513,000 increase in personnel costs, including a $125,000 increase in stock-based compensation.

Research and Development Expense

The increase in research and development expenses during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily attributable to the development of new products and additional software capabilities, mainly as a result of an increase in headcount and hours associated with research and development activities. In the current period, there was an increase in staffing to support the Company’s new products which led to a $1,811,000 increase in personnel costs, including a $476,000 increase in stock-based compensation.

Depreciation and Amortization

The increase in depreciation and amortization during the year is attributable primarily to increased technology-based intangible assets that were acquired as part of our acquisition of Waycare.

Other Expense

	Three Months Ended March 31,		Change
(Dollars in thousands)	2022	2021	$	%
Other income (expense):
Interest expense	$(9)	$(32)	$23	72%
Other income, net	14	16	(2)	-13%
Total other income (expense)	$5	$(16)	$21	131%

Interest expense and other income remained consistent period over period.

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

The following table sets forth the components of the EBITDA and Adjusted EBITDA for the periods included (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss from continuing operations	$(12,601)	$(5,403)
Income taxes	-	3
Interest	9	32
Depreciation and amortization	1,399	614
EBITDA	$(11,193)	$(4,754)

Share-based compensation	$1,900	$781
Loss due to change in value of equity investments	-	76
Adjusted EBITDA	$(9,293)	$(3,897)

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

The following table sets forth the components of the Adjusted Gross Profit and Adjusted Gross Margin for the periods included:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands, except percentages)
Revenue	$3,608	$4,216
Cost of revenue, excluding depreciation and amortization	1,983	1,922
Adjusted Gross Profit	$1,625	$2,294
Adjusted Gross Margin	45.0%	54.4%

Adjusted Gross Margin, for the three months ended March 31, 2022 and 2021 decreased to 45.0% from 54.4%, respectively. Fluctuations in Adjusted Gross Margin are primarily the result of the mix of software and hardware sales experienced in the quarter. Software sales carry a higher margin than hardware sales as there are fewer costs associated with software sales, while hardware sales are typically associated with a software component which increases our performance obligations and provides higher margin recurring revenue in the future. However, as part of our planned go-to-market strategy, we have recently offered certain customers short-term pilot programs which range from three to six months. Our pilot programs generally have lower margins due to additional upfront costs we incur to establish the program, which will not be incurred again if the pilot program is converted into a long-term program.

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

	Three Months Ended March 31,		Change
	2022	2021	$	%
Recurring revenue	$1,695	$864	$831	96%

As we continue to focus on long-term contracts with recurring revenue as part of our business model, we expect recurring revenue growth in future periods to continue to increase as we move to market our suite of products through our Rekor One™ platform.

Total Contract Value

There are certain assumptions that we make when determining the total contract value of an agreement, such as the success rate of renewal periods, cancellations and usage estimates. For the three months ended March 31, 2022 we won contracts valued at $1,525,000, compared to $2,531,000 of contracts won for the three months ended March 31, 2021. This decline represents a $1,006,000 or 40% decline, period over period.

Performance Obligations

As of March 31, 2022, we had approximately $21,288,000 of contracts that were closed prior to March 31, 2022 but have a contractual period beyond March 31, 2022. This represents a decline of $1,299,000 or 6% compared to $22,587,000 of performance obligations as of December 31, 2021. These contracts generally cover a term of one to five years, in which the Company will recognize revenue ratably over the contract term. We currently expect to recognize approximately 41% of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the following four years. On occasion, our customers will prepay the full contract or a substantial portion of the contract. Amounts related to the prepayment of the contract related to the performance obligation for a service period that is not yet met are recorded as part of our contract liabilities balance.

The decrease in total contract value and performance obligations is partially related to our go-to-market strategy. Our go-to-market strategy involves entering into pilot programs that require low initial commitments by our customers in the short term and develop into larger commitments over time. This helps grow our pipeline and demand for our products. As pilot programs convert into longer term and larger scale contracts, we expect to see our KPIs improve.

Lease Obligations

As of March 31, 2022, we leased building space at the following locations in the U.S. and Israel:

●	Columbia, Maryland – The corporate headquarters
●	Linthicum, Maryland
●	Orlando, Florida
●	Tel Aviv, Israel
●	Los Angeles, California

We believe our facilities are in good condition and adequate for their current use. We expect to improve, replace and increase facilities as considered appropriate to meet the needs of our planned operations.

Liquidity and Capital Resources

The following table sets forth the components of our cash flows for the period included (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	Change
			$	%
Net cash used in operating activities	$(12,156)	$(3,159)	$(8,997)	-285%
Net cash used in investing activities	(1,964)	(24,494)	22,530	92%
Net cash provided by financing activities	3,113	70,499	(67,386)	-96%
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	$(11,007)	$42,846	$(53,853)	-126%

Net cash used in operating activities for the three months ended March 31, 2022 had a net decrease of $8,997,000, which was attributable to the increase in the loss from continuing operations of $12,601,000. This amount was partially offset by an increase in share-based compensation expense, a non-cash adjustment, which increased $1,119,000 to $1,900,000 for the three months ended March 31, 2022 compared to $781,000 for the three months ended March 31, 2021. This increase is due to the number of equity incentive shares that were issued to employees and directors.

The net decrease in net cash used in investing activities of $22,530,000 was primarily due to a decrease in short-term investments that were previously made in during the three months ended March 31, 2021, of $23,994,000 which were previously invested in U.S. Treasury Bills that have maturity dates over three months, but less than a year.

Net cash provided by financing activities for the three months ended March 31, 2022 decreased by $67,386,000 from the prior three month period ended March 31, 2022. During the three months ended March 31, 2022, as part of our 2022 Sales Agreement, we received net proceeds after deducting the underwriting discounts and commissions and offering expenses payable by us, of $3,134,000. In the prior comparable quarterly period, through our 2021 Public Offering, we received net proceeds, after deducting the underwriting discounts and commissions and offering expenses payable by us, of $70,125,000.

For the three months ended March 31, 2022 and 2021, we funded our operations primarily through cash from operating activities and the sale of equity. As of March 31, 2022, we had cash and cash equivalents from continuing operations of $15,593,000 and working capital of $9,297,000, as compared to cash and cash equivalents of $26,600,000 and working capital of $16,989,000 as of December 31, 2021.

2021 Public Offering

On February 9, 2021, we issued and sold 6,126,939 shares of our common stock (which included 799,166 shares of common stock sold pursuant to the exercise of an overallotment option) (the “2021 Public Offering”). The net proceeds to us, after deducting the underwriting discounts and commissions and offering expenses payable by us, were approximately $70,125,000.

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

At-the-Market Offering

On February 24, 2022, we entered into an At-the-Market Issuance Sales Agreement (the “2022 Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) to create an at the market equity program under which we from time to time may offer and sell shares of our common stock, par value $0.0001 per share, having an aggregate offering price of up to $50,000,000 (the “Shares”) through or to the Agent. The Agent is entitled to a commission equal to 3.0% of the gross proceeds from each sale. We incurred issuance costs of approximately $169,000 related to legal, accounting, and other fees in connection with the 2022 Sales Agreement. These costs were charged against the gross proceeds of the 2022 Sales Agreement and presented as a reduction to additional paid-in capital on the accompanying unaudited condensed consolidated balance sheets.

For the three months ended March 31, 2022, based on the settlement date, we sold 728,452 shares of common stock at a weighted-average selling price of $4.67 per share in accordance with the 2022 Sales Agreement. Net cash provided from the 2022 Sales Agreement was $3,134,000 after paying $169,000 related to the issuance cost, as well as, 3.0% or $102,000 related to cash commissions provided to the Agent.

As of March 31, 2022, we did not have any material commitments for capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, Rekor is not required to provide the information required by Item 3.

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

Based on management’s review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on March 31, 2022. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K, as well as those contained in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

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

Use of Proceeds

We have generated losses since our inception and have relied on cash on hand, external bank lines of credit, short-term borrowing arrangements, issuance of debt, the sale of a note, sale of our non-core subsidiaries, and the sale of common stock to provide cash for operations. We attribute losses to financing costs, public company corporate overhead, lower than expected revenue, and lower gross profit of some of our subsidiaries. Our proceeds have been primarily used for research and development and sales and marketing expenses related to new product development and our strategic shift to develop and promote the capabilities of our technology offerings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

		Incorporated by Reference				Filed/Furnished
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Rekor Systems, Inc (formerly known as Novume Solutions, Inc.) as filed with the Secretary of State of Delaware on August 21, 2017.	8-K	333-216014	3.1	8/25/17

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Rekor Systems, Inc. as filed with the Secretary of State of Delaware on April 30, 2019.	8-K	001-38338	3.1	4/30/19

3.3	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Rekor Systems, Inc. as filed with the Secretary of State of Delaware on March 18, 2020.	8-K	001-38338	3.1	3/18/20

3.4	Amended and Restated Bylaws of Rekor Systems, Inc.	8-K	001-38338	3.2	12/15/21

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					*

32.1	Section 1350 Certification of Chief Executive Officer.					**

32.2	Section 1350 Certification of Chief Financial Officer.					**

101.INS	Inline XBRL Instance Document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rekor Systems, Inc.

By:	/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	Chief Executive Officer Principal Executive Officer
Date:	May 16, 2022

By:	/s/ Eyal Hen
Name:	Eyal Hen
Title:	Chief Financial Officer Principal Financial and Accounting Officer
Date:	May 16, 2022