Form 10-Q
period 2022-06-30
Rekor Systems, Inc.
filed 2022-08-11
CIK 1697851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, the Registrant had 53,589,807 shares of common stock, $0.0001 par value per share outstanding.

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

REKOR SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$13,988	$25,796
Restricted cash and cash equivalents	865	804
Accounts receivable, net	4,838	1,173
Inventory, net	3,228	1,194
Note receivable, current portion	340	340
Other current assets, net	1,801	1,374
Current assets of discontinued operations	1	1
Total current assets	25,061	30,682
Long-term assets
Property and equipment, net	16,332	9,929
Right-of-use lease assets, net	9,847	6,163
Goodwill	58,450	53,451
Intangible assets, net	21,207	21,406
Note receivable, long-term	850	1,020
SAFE investment	1,700	1,250
Deposits	3,537	1,978
Total long-term assets	111,923	95,197
Total assets	$136,984	$125,879
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$7,391	$7,087
Notes payable, current portion	1,000	998
Loan payable, current portion	100	37
Lease liability, short-term	909	229
Contract liabilities	2,011	2,437
Other current liabilities	6,364	2,904
Current liabilities of discontinued operations	132	129
Total current liabilities	17,907	13,821
Long-term Liabilities
Notes payable, long-term	2,000	-
Loan payable, long-term	379	37
Lease liability, long-term	14,428	10,061
Contract liabilities, long-term	876	835
Deferred tax liability, long-term	38	38
Other non-current liabilities	2,007	-
Total long-term liabilities	19,728	10,971
Total liabilities	37,635	24,792
Commitments and contingencies
Stockholders' equity
Common stock, $0.0001 par value; authorized; 100,000,000 shares; issued: 52,662,827, shares as of June 30, 2022 and 44,007,257 as of December 31, 2021; outstanding: 52,621,305 shares as of June 30, 2022 and 43,987,896 as of December 31, 2021	5	4
Treasury stock, 41,522 and 19,361 shares as of June 30, 2022 and December 31, 2021, respectively	(417)	(319)
Additional paid-in capital	197,512	171,285
Accumulated deficit	(98,086)	(69,883)
Accumulated other comprehensive income	335	-
Total stockholders’ equity	99,349	101,087
Total liabilities and stockholders’ equity	$136,984	$125,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$4,334	$4,274	$7,942	$8,491
Cost of revenue, excluding depreciation and amortization	2,666	1,381	4,648	3,303

Operating expenses:
General and administrative expenses	8,323	4,450	15,711	9,280
Selling and marketing expenses	2,649	984	3,958	1,919
Research and development expenses	4,727	1,519	8,861	2,741
Depreciation and amortization	1,520	625	2,919	1,239
Total operating expenses	17,219	7,578	31,449	15,179

Loss from operations	(15,551)	(4,685)	(28,155)	(9,991)
Other income (expense):
Interest expense	(17)	(18)	(26)	(50)
Other (expense) income	(34)	19	(22)	34
Total other income (expense)	(51)	1	(48)	(16)
Loss before income taxes and equity method investments	(15,602)	(4,684)	(28,203)	(10,007)
Income tax provision	-	(3)	-	(7)
Equity in loss of investee	-	(74)	-	(150)
Net loss from continuing operations	(15,602)	(4,761)	(28,203)	(10,164)
Net loss from discontinued operations	-	(1)	-	(4)
Net loss	$(15,602)	$(4,762)	$(28,203)	$(10,168)
Comprehensive loss:
Net loss from continuing operations	(15,602)	(4,761)	(28,203)	(10,164)
Change in unrealized gain on short-term investments	-	1	-	4
Foreign currency translation gain	335	-	335	-
Total comprehensive loss from continuing operations	(15,267)	(4,760)	(27,868)	(10,160)
Total comprehensive loss	$(15,267)	$(4,761)	$(27,868)	$(10,164)
Loss per common share from continuing operations - basic and diluted	(0.33)	(0.12)	(0.62)	(0.27)
Loss per common share discontinued operations - basic and diluted	-	(0.00)	-	(0.00)
Loss per common share - basic and diluted	$(0.33)	$(0.12)	$(0.62)	$(0.27)

Weighted average shares outstanding
Basic and diluted	47,154,453	40,972,709	45,625,492	37,657,471

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share amounts)

(Unaudited)

	Shares of Common Stock	Common Stock	Shares of Treasury Stock	Treasury Stock at Cost	Shares of Series B Preferred Stock	Series B Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance as of March 31, 2022	44,908,417	$4	(41,522)	$(417)	-	$-	$176,348	$-	$(82,484)	$93,451
Stock-based compensation	-	-	-	-	-	-	1,885	-	-	1,885
Issuance of common stock pursuant to at the market offering, net	6,870,349	1	-	-	-	-	17,273	-	-	17,274
Issuance upon exercise of stock options	6,667	-	-	-	-	-	6	-	-	6
Issuance upon vesting of restricted stock units	37,206	-	-	-	-	-	-	-	-	-
Shares issued as part of the STS Acquisition	798,666	-	-	-	-	-	2,000	-	-	2,000
Other comprehensive income, net of income taxes	-	-	-	-	-	-	-	335	-	335
Net loss	-	-	-	-	-	-	-	-	(15,602)	(15,602)
Balance as of June 30, 2022	52,621,305	$5	(41,522)	$(417)	-	$-	$197,512	$335	$(98,086)	$99,349

Balance as of March 31, 2021	40,952,877	$4	(19,361)	$(319)	-	$-	$147,615	$2	$(48,507)	$98,795
Stock-based compensation	-	-	-	-	-	-	1,125	-	-	1,125
Exercise of cashless warrants in exchange for common stock	15,309	-	-	-	-	-	-	-	-	-
Exercise of warrants in exchange for common stock	2,222	-	-	-	-	-	13	-	-	13
Exercise of warrants related to series A preferred stock	728	-	-	-	-	-	1	-	-	1
Issuance upon vesting of restricted stock units	41,630	-	-	-	-	-	-	-	-	-
Other comprehensive income, net of income taxes	-	-	-	-	-	-	-	1	-	1
Net loss	-	-	-	-	-	-	-	-	(4,762)	(4,762)
Balance as of June 30, 2021	41,012,766	$4	(19,361)	$(319)	-	$-	$148,754	$3	$(53,269)	$95,173

Balance as of December 31, 2021	43,987,896	$4	(19,361)	$(319)	-	$-	$171,285	$-	$(69,883)	$101,087
Stock-based compensation	-	-	-	-	-	-	3,785	-	-	3,785
Issuance of common stock pursuant to at the market offering, net	7,598,801	1	-	-	-	-	20,407	-	-	20,408
Issuance upon exercise of stock options	19,638	-	-	-	-	-	35	-	-	35
Issuance upon vesting of restricted stock units	216,304	-	-	-	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	-	-	(22,161)	(98)	-	-	-	-	-	(98)
Shares issued as part of the STS Acquisition	798,666	-	-	-	-	-	2,000	-	-	2,000
Other comprehensive income, net of income taxes	-	-	-	-	-	-	-	335	-	335
Net loss	-	-	-	-	-	-	-	-	(28,203)	(28,203)
Balance as of June 30, 2022	52,621,305	$5	(41,522)	$(417)	-	$-	$197,512	$335	$(98,086)	$99,349

Balance as of December 31, 2020	33,013,271	$3	-	$-	240,861	$-	$68,238	$-	$(43,050)	$25,191
Stock-based compensation	-	-	-	-	-	-	1,906	-	-	1,906
Exercise of cashless warrants in exchange for common stock	62,921	-	-	-	-	-	-	-	-	-
Exercise of warrants in exchange for common stock	54,235	-	-	-	-	-	307	-	-	307
Exercise of warrants related to series A preferred stock	96,592	-	-	-	-	-	100	-	-	100
Public underwriting	6,126,939	1	-	-	-	-	70,124	-	-	70,125
Conversion of series A preferred stock	899,174	-	-	-	-	-	7,775	-	-	7,775
Conversion of series B preferred stock	517,611	-	-	-	(240,861)	-	179	-	-	179
Issuance upon exercise of stock options	65,402	-	-	-	-	-	226	-	-	226
Issuance upon vesting of restricted stock units	176,621	-	-	-	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	-	-	(19,361)	(319)	-	-	-	-		(319)
Preferred stock dividends	-	-	-	-	-	-	-	-	(51)	(51)
Accretion of Series A preferred stock	-	-	-	-	-	-	(101)	-	-	(101)
Other comprehensive income, net of income taxes	-	-	-	-	-	-	-	3	-	3
Net loss	-	-	-	-	-	-	-	-	(10,168)	(10,168)
Balance as of June 30, 2021	41,012,766	$4	(19,361)	$(319)	-	$-	$148,754	$3	$(53,269)	$95,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss from continuing operations	$(28,203)	$(10,164)
Net loss from discontinued operations	-	(4)
Net loss	(28,203)	(10,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	24
Depreciation	704	272
Amortization of right-of-use lease asset	223	149
Provision for deferred taxes	-	7
Share-based compensation	3,785	1,906
Amortization of financing costs	2	10
Amortization of intangible assets	1,992	818
Loss due to change in value of equity investments	-	150
Changes in operating assets and liabilities:
Accounts receivable	(44)	(982)
Inventory	(1,744)	(93)
Other current assets	(286)	(798)
Deposits	(293)	(127)
Accounts payable, accrued expenses and other current liabilities	920	1,365
Contract liabilities	(441)	775
Lease liability	556	(155)
Net cash used in operating activities - continuing operations	(22,829)	(6,843)
Net cash provided by (used in) operating activities - discontinued operations	3	(4)
Net cash used in operating activities	(22,826)	(6,847)
Cash Flows from Investing Activities:
SAFE Investment	(450)	(1,000)
Capital expenditures	(2,568)	(793)
Short-term investment activity, net	-	(12,995)
Cash paid for STS acquisition, net	(6,389)	-
Investment in unconsolidated company	-	(75)
Net cash used in investing activities - continuing operations	(9,407)	(14,863)
Cash Flows from Financing Activities:
Proceeds from public offering	-	70,125
Proceeds from notes receivable	170	170
Repayments of loans payable	(29)	(20)
Net proceeds from exercise of options	35	226
Net proceeds from exercise of warrants	-	307
Net proceeds from exercise of warrants associated with the Series A Preferred Stock	-	100
Net proceeds from at-the-market agreement	20,408	-
Repurchases of common stock	(98)	(319)
Net cash provided by financing activities - continuing operations	20,486	70,589
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	(11,750)	48,883
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents - discontinued operations	3	(4)
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(11,747)	48,879
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	26,601	21,009
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$14,854	$69,888

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of period - continuing operations	$13,988	$69,032
Restricted cash and cash equivalents at end of period - continuing operations	865	856
Cash and cash equivalents at end of period - discontinued operations	1	-
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$14,854	$69,888

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed consolidated interim financial statements of Rekor Systems, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial position as of June 30, 2022, the unaudited condensed consolidated results of operations, unaudited condensed consolidated statements of shareholders’ equity and unaudited condensed consolidated statements of cash flows for the three and six month periods ended June 30, 2022 and 2021.

The financial data and other information disclosed in these notes are unaudited. The results for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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

On June 17, 2022, the Company completed its acquisition of Southern Traffic Services ("STS") by acquiring 100% of the issued and outstanding capital stock of STS. Since the acquisition of STS occurred on June 17, 2022, the results of operations for STS from the date of acquisition have been included in the Company’s unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2022.

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

Reclassifications

Certain amounts in the prior year's financial statements have been reclassified to conform to the current year's presentation. Beginning in the third quarter of 2021, depreciation and amortization is presented separately from cost of revenue, general and administrative expenses, selling and marketing expenses and research and development expenses on the unaudited condensed consolidated statements of operations, whereas in prior periods these amounts were included together with the aforementioned financial statement captions. Additionally, as of September 30, 2021, the Company began to present other current liabilities separately from accounts payable and accrued expenses. Other current liabilities primarily consist of payroll and payroll related accounts. Amounts for the three and six month periods ending June 30, 2021 and the period ended December 31, 2021, have been reclassified to conform to the current year’s presentation.

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

The Company has generated losses since its inception and has relied on cash on hand, external bank lines of credit, the sale of a note, proceeds from the sale of common stock, proceeds from the private sale of the Company’s non-core subsidiaries, proceeds from note receivables, debt financings and a public offering of its common stock to support cash flow from operations. The Company attributes losses to non-capital expenditures related to the scaling of existing products, development of new products and service offerings and marketing efforts associated with these products and services. As of and for the six months ended June 30, 2022, the Company had working capital from continuing operations of $7,285,000 and a loss from continuing operations of $28,203,000.

The Company’s cash decreased by $11,747,000 for the six months ended June 30, 2022 primarily due to the loss from continuing operations of $28,203,000. The decrease in cash was offset by the net proceeds of $20,408,000 from the 2022 Sales Agreement (see NOTE 10 - STOCKHOLDERS’ EQUITY for details on the 2022 Sales Agreement). As of June 30, 2022, the Company had $28,788,000 of gross funds available under the 2022 Sales Agreement.

Management believes that based on relevant conditions and events that are known and reasonably knowable, its current forecasts and projections for one year from the date of the filing of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, indicate the Company’s ability to continue operations as a going concern for at least that one-year period. The Company is actively monitoring its operations, the cash on hand and working capital. Should access to funds be unavailable, the Company will need to seek out additional sources of funding. If additional financing is not available, the Company also has contingency plans to reduce or defer expenses and cash outlays should operations weaken in the look-forward period.

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

During the first half of 2022, the Company experienced a significant decline in its market capitalization, which management deemed a triggering event related to goodwill. As a result, the Company performed an interim impairment assessment as of June 30, 2022 and determined that as of the reporting date the Company did not have an impairment of goodwill.

The Company utilized a weighted combination of the income-based approach and market-based approach to determine the fair value of the reporting unit. Key assumptions used in the income-based approach included forecasts of revenue, operating income, depreciation and amortization expense, capital expenditures and future working capital requirements, terminal growth rates, and discount rates based upon the reporting unit's weighted-average cost of capital adjusted for the risk associated with the operations at the time of the assessment. The income-based approach largely relied on inputs that were not observable to active markets, which would be deemed “Level 3” fair value measurements, as defined in the Fair Value Measurements section above. Key assumptions used in the market-based approach included the selection of appropriate peer group companies. Changes in the estimates and assumptions used to estimate fair value could materially affect the determination of fair value and the impairment test result.

Fair Value of Financial Instruments

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, restricted cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value as of June 30, 2022 and December 31, 2021, because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt and long-term receivables approximates fair value as of June 30, 2022 and December 31, 2021, given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

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

There were no changes in levels during the six months ended June 30, 2022.

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

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, performance obligations are satisfied

The following table presents a summary of revenue (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Recurring revenue	$2,078	$893	$3,773	$1,757
Product and service revenue	2,256	3,381	4,169	6,734
Total revenue	$4,334	$4,274	$7,942	$8,491

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

The Company also currently receives recurring revenues under contracts entered into using a subscription model for bundled hardware and software over a period. Payments for these subscriptions are received periodically over the term of the agreement and revenue is recognized ratably over the term of the agreement. In addition, some of our subscription revenue includes providing access through a web server to the Company’s software solutions, a self-managed database, and a cross-platform application programming interface. The subscription arrangements with these customers typically do not provide the customer with the right to take possession of the Company’s software at any time. Instead, customers are granted access to the Company’s solutions over the contractual period. The Company’s subscription services arrangements are non-cancelable and do not contain refund-type provisions. Accordingly, any fixed consideration related to the arrangement is generally recognized as recurring revenue on a straight-line basis over the contract term beginning on the date access to the Company’s software is provided.

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

Contactless compliance revenues reflect arrangements to provide traffic safety systems to several jurisdictions in North America. These systems include hardware that identifies red light and school safety zone traffic violations and software that captures and records forensic images and analyzes the images to provide data and support citation management services. In the first quarter of 2021, the Company launched a new service offering for the State of Oklahoma to support its Uninsured Vehicle Enforcement Diversion (“UVED”) Program. Rekor provides hardware, software and services to identify uninsured motor vehicles, notify owners of non-compliance and assist them in obtaining the required insurance as an alternative to traditional enforcement methods. Revenue is recognized monthly based on the number of citations collected by the relevant jurisdiction.

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

In addition to the recurring software sales, the Company recognizes revenue related to the sale of perpetual software licenses. The Company sells perpetual licenses that provide customers the right to use software for an indefinite period in exchange for a one-time license fee, which is generally paid at contract inception. The Company’s perpetual licenses provide a right to use intellectual property (“IP”) that is functional in nature and have significant stand-alone functionality. Accordingly, for perpetual licenses of functional IP, revenue is recognized at the point-in-time when the customer has access to the software, which normally occurs once software activation keys have been made available to the customer.

The Company generates revenue through the sale of hardware through its partner program distribution channels and direct sales. The Company satisfies its performance obligation and invoices end-user customers upon transfer of control of the hardware to the customers. The Company offers hardware installment to customers which ranges from one to six months. The revenue related to the installation component is recognized at various stages of completion

Revenue by Customer Type

The following table presents a summary of revenue by customer type (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Government customers	$2,387	$2,751	$4,390	$2,632
Commercial customers	1,947	1,523	3,552	5,859
Total revenue	$4,334	$4,274	$7,942	$8,491

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

Where performance obligations for a contract with a customer are not yet satisfied or have only been partially satisfied as of a particular date, the unsatisfied portion is to be recognized as revenue in the future. As of June 30, 2022, the Company had approximately $31,940,000 of remaining performance obligations not yet satisfied or partially satisfied. The Company expects to recognize approximately 57% of this amount as revenue over the succeeding twelve months, and the remainder is expected to be recognized over the next two to four years thereafter.

Unbilled accounts receivable

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, unbilled accounts receivables, and contract liabilities on the unaudited condensed consolidated balance sheets. Billed and unbilled accounts receivable are presented as part of accounts receivable, net, on the unaudited condensed consolidated balance sheets. When billing occurs after services have been provided, such unbilled amounts will generally be billed and collected within 60 to 120 days, but typically no longer than over the next twelve months. Unbilled accounts receivables of $551,000 and $415,000 were included in accounts receivable, net, in the unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.

Contract liabilities

When the Company advance bills clients prior to providing services, generally such amounts will be earned and recognized in revenue within the next six months to five years, depending on the subscription or licensing period. These assets and liabilities are reported on the unaudited condensed consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the six months ended June 30, 2022 were not materially impacted by any other factors. Contract liabilities as of June 30, 2022 and December 31, 2021 were $2,887,000 and $3,272,000, respectively. During the six months ended June 30, 2022, $1,538,000 of the contract liabilities balance as of December 31, 2021 was recognized as revenue.

The services due for contract liabilities described above are shown below as of June 30, 2022 (dollars in thousands):

2022, remaining	$1,431
2023	847
2024	354
2025	157
2026	80
Thereafter	18
Total	$2,887

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

Cash subject to contractual restrictions and not readily available for use is classified as restricted cash and cash equivalents. The Company’s restricted cash balances are primarily made up of cash collected on behalf of certain client jurisdictions. Restricted cash and cash equivalents for these client jurisdictions as of June 30, 2022 and December 31, 2021 were $865,000 and $804,000, respectively, and correspond to equal amounts of related accounts payable and are presented as part of accounts payable and accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

Concentrations of Credit Risk

The Company deposits its temporary cash investments with highly rated financial institutions that are located in the United States and Israel. The United States deposits are federally insured up to $250,000 per account. As of June 30, 2022 and December 31, 2021, the Company had deposits from continuing operations totaling $14,853,000 and $26,600,000, respectively, in five U.S. financial institutions and one Israeli financial institution.

The Company has a market concentration of revenue and accounts receivable from continuing operations related to its customer base.

Customer A accounted for less than 10% and 28% of the Company’s unaudited condensed consolidated revenues for the three months ended June 30, 2022 and 2021, respectively. Customer A accounted for less than 10% and 16% of the Company’s unaudited condensed consolidated revenues for the six months ended June 30, 2022 and 2021, respectively.

No other single customer accounted for more than 10% of the Company’s unaudited condensed consolidated revenues for the three and six months ended June 30, 2022 and 2021.

As of June 30, 2022, no single customer accounted for more than 10% of the unaudited condensed consolidated accounts receivable balance. As of December 31, 2021, Company B accounted for 13% of the unaudited condensed consolidated accounts receivable balance.

No other single customer accounted for more than 10% of the Company’s unaudited condensed consolidated accounts receivable balance as of  December 31, 2021.

Other Current Liabilities

A summary of other current liabilities is as follows (in thousands):

	June 30, 2022	December 31, 2021
Payroll and payroll related	$3,185	$1,673
STS contingent consideration	2,000	-
Right of offset	820	752
Other	359	479
Total	$6,364	$2,904

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

NOTE 2 – ACQUISITIONS

STS Acquisition

On June 17, 2022, the Company completed its acquisition of Southern Traffic Services ("STS") by acquiring 100% of the issued and outstanding capital stock of STS. The acquisition included total consideration of $14,500,000 including; cash consideration of $6,500,000, $2,000,000 related to an earnout based on the achievement of certain performance metrics ("STS Earnout") and $2,000,000 contingent on the closing of a future contract ("STS Contingent Consideration"),798,666 shares of the Company’s common stock, valued at $2,000,000, and a $2,000,000 note. As a result of the transaction, STS has become a wholly-owned subsidiary of the Company.

The STS Contingent Consideration will be paid in cash if on or prior to October 30, 2024, the Company enters into a multi-year extension of the Georgia Department of Transportation Contract on substantially similar terms and conditions. The STS Contingent Consideration shall be payable within 30 days of the effectiveness of the extension of the Georgia Department of Transportation Contract. STS Contingent Consideration is presented as part of other non-current liabilities on the unaudited condensed consolidated balance sheets.

The Company shall pay the STS Earnout payment based on the STS EBITDA for the twelve month period ended December 31, 2022. The STS Earnout payment shall in no event exceed $2,000,000. Any payment related to the STS Earnout will be paid within 60 days of December, 31, 2022. The STS Earnout is presented as part of other current liabilities on the unaudited condensed consolidated balance sheets.

The purchase price for the acquisition of  STS has been preliminarily allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date. The table below shows the breakdown related to the preliminary purchase price allocation for the acquisition (dollars in thousands):

Cash paid	$6,500
Common stock issued	2,000
Earnout consideration	2,000
Contingent consideration	2,000
Note consideration	2,000
Total consideration	$14,500
Assets
Cash and cash equivalents	$111
Inventory	290
Accounts receivable	2,702
Other current assets	141
Customer relationships	1,793
Property and equipment	5,371
Right of use assets	399
Total assets acquired	10,807
Liabilities
Accounts payable and accrued expenses	803
Contract liabilities	56
Other current and non liabilities	48
Lease liability	399
Total liabilities assumed	1,306
Fair value of identifiable net assets acquired	9,501
Goodwill	$4,999

Waycare Acquisition

On August 18, 2021, the Company completed its acquisition of Waycare by acquiring 100% of the issued and outstanding capital stock of Waycare. The aggregate purchase price for the shares of Waycare was $60,171,000. The purchase price was comprised of $39,884,000 of cash and 2,784,474 shares of the Company’s common stock, valued at $20,287,000. As a result of the transaction, Waycare has become a wholly-owned subsidiary of the Company.

The purchase price for the acquisition of Waycare has been allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date. The table below shows the breakdown related to the purchase price allocation for the acquisition (dollars in thousands):

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

The technology acquired by the Company as part of the acquisition of Waycare has an estimated useful life of seven years and is presented as part of intangible assets, net on the unaudited condensed consolidated balance sheets.

Operations of Combined Entities

The following unaudited pro forma combined financial information gives effect to the acquisition of Waycare and STS as if it was consummated as of January 1, 2021. This unaudited pro forma financial information is presented for information purposes only and is not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2021 (the beginning of the earliest period presented) or to project potential operating results as of any future date or for any future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)		(Dollars in thousands except for per share data)
Total revenue from continuing operations	$7,612	$8,939	$13,827	$15,958
Net loss from continuing operations	$(15,655)	$(5,593)	$(28,696)	$(11,868)
Basic and diluted loss per share from continuing operations	$(0.33)	$(0.13)	$(0.62)	$(0.29)
Basic and diluted number of shares	47,882,126	44,555,849	46,388,662	41,240,611

NOTE 3 – INVESTMENTS

Investments in Unconsolidated Companies

In February 2017, the Company contributed substantially all of the assets and certain liabilities related to its vehicle services business to Global Public Safety (the “GPS Closing”). After the GPS Closing, the Company continues to own 19.9% of the units of Global Public Safety. This equity investment does not have a readily determinable fair value and the Company reports this investment at cost, less impairment. As of June 30, 2022 and December 31, 2021 the investment in Global Public Safety had a value of $0.

In June 2020, the Company announced a joint venture in which the Company would have a 50 percent equity interest in Roker Inc. (“Roker”). In the third quarter of 2020 and the first quarter of 2021, the Company contributed $75,000 for its 50% equity interest for a total investment of $150,000. This investment is accounted for under the equity method. During the three and six months ended June 30, 2021, the Company recognized a loss in its unconsolidated investments of $74,000 and $150,000, respectively. As of June 30, 2022 and December 31, 2021 the investment in Roker had a value of $0.

There have been no distributions or earnings received from either investment.

Roker SAFE

In April 2021, in exchange for $1,000,000 the Company entered into a SAFE with Roker (the “Roker SAFE”). In  October 2021 and during the 2022 fiscal year, the Company invested an additional $250,000 and $450,000, respectively, in the Roker SAFE. The Roker SAFE allows the Company to participate in future equity financings of Roker, through a share-settled redemption of the amount invested (such notional being the “invested amount”). Alternatively, upon the occurrence of a change of control or an initial public offering (other than a qualified financing), the Company has the option to receive either (i) cash payment equal to the invested amount under the SAFE, or (ii) a number of shares of common stock equal to the invested amount divided by the liquidity price set forth in the Roker SAFE. The Company’s investment in the Roker SAFE is recorded on the cost method of accounting and included under SAFE investment on the unaudited condensed consolidated balance sheets and is shown as long-term, as it is not readily convertible into cash. If the Company identifies factors that may be indicative of impairment, the Company will review the investment for impairment. No factors indicative of impairment were identified during the three months ended June 30, 2022.

NOTE 4 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for interest	$-	$-
Cash paid for taxes	18	-
Investing activities:
Fair market value of shares issued in connection with the acquisition of STS	$2,000	$-
Contingent Consideration in connection with the acquisition of STS	2,000	-
Earnout Consideration in connection with the acquisition of STS	2,000	-
Note Consideration in connection with the acquisition of STS	2,000	-
Loans issued for property and equipment	434	-
Financing activities:
Series A Cumulative Convertible Redeemable Preferred stock dividends included in accounts payable and accrued expenses, settled in common stock	-	(1,005)
Series A Cumulative Convertible Redeemable Preferred stock included in temporary equity, settled in common stock	-	(6,770)
Series B Cumulative Convertible Preferred stock dividends included in accounts payable and accrued expenses, settled in common stock	-	(179)
New Leases under ASC-842:
Recognition of operating lease - right-of-use lease asset	3,508	-
Lease incentive recognized in other current assets, net	919	-
Recognition of operating lease - lease liability	$(4,427)	$-

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

Operating lease expense from continuing operations for the three months ended June 30, 2022 and 2021 was $504,000 and $84,000, and for the six months ended June 30, 2022 and 2021 was $915,000 and $173,000, respectively, and is presented as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities from continuing operations was $52,000 and $171,000 for the six months ended June 30, 2022 and 2021, respectively.

In the first quarter of 2022, the Company entered into a lease agreement for its Israeli operations. As part of the lease agreement, there were $919,000 in lease incentives provided to the Company which will be used to update the structure of the leased space and furnish the leased space.

Supplemental balance sheet information related to leases as of  June 30, 2022 was as follows (dollars in thousands):

Operating lease right-of-use lease assets	$9,847

Current portion of lease liability	$909
Long-term portion of lease liability	14,428
Total lease liability	$15,337

Weighted average remaining lease term - operating leases (years)	9.73

Weighted average discount rate - operating leases	9.0%

2022, remaining	$868
2023	2,400
2024	2,348
2025	2,305
2026	2,269
Thereafter	13,369
Total lease payments	$23,559
Less imputed interest	8,222
Maturities of lease liabilities	$15,337

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

STS Acquisition

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date. Since the acquisition of STS occurred on June 17, 2022, the results of operations for STS from the date of acquisition have been included in the Company’s consolidated statement of operations for the three and six months ended June 30, 2022. As part of the Company's preliminary purchase price allocation for the acquisition, the Company recognized $4,999,000 in goodwill and $1,793,000 in customer relationships.

Intangible Assets Subject to Amortization

The following summarizes the change in intangible assets from December 31, 2021 to June 30, 2022 (dollars in thousands):

	Useful Life (in Years)	December 31, 2021	Additions	Amortization	June 30, 2022
Intangible assets subject to amortization
Customer relationships	10 - 15	$328	$1,793	$(16)	$2,105
Marketing related	5	97	-	(21)	76
Technology based	3 - 10	20,304	-	(1,725)	18,579
Internally capitalized software	3	677	-	(230)	447
Intangible assets subject to amortization		$21,406	$1,793	$(1,992)	$21,207

The following provides a breakdown of identifiable intangible assets as of June 30, 2022 (dollars in thousands):

	Customer Relationships	Marketing Related	Technology Based	Internally Capitalized Software	Total
Identifiable intangible assets	$2,254	$327	$24,107	$1,452	$28,140
Accumulated amortization	(149)	(251)	(5,528)	(1,005)	(6,933)
Identifiable intangible assets, net	$2,105	$76	$18,579	$447	$21,207

These intangible assets are amortized on a straight-line basis over their estimated useful life. Amortization expense attributable to continuing operations for the three months ended  June 30, 2022 and 2021 was $991,000 and $409,000, respectively, and for the six months ended June 30, 2022 and 2021 was $1,992,000 and $818,000, respectively and is presented as part of depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations.

As of June 30, 2022, the estimated impact on continuing operations from annual amortization from intangible assets for each of the next five fiscal years and thereafter is as follows (dollars in thousands):

2022, remaining	$2,052
2023	3,956
2024	3,653
2025	3,644
2026	2,832
Thereafter	5,070
Total	$21,207

NOTE 7 – DEBT

STS Notes

On June 17, 2022, pursuant to the terms of the Company’s acquisition of STS, the Company issued an aggregate of $2,000,000 of notes payable in the form of two unsecured, subordinated promissory notes, each in the principal amount of $1,000,000 and bearing an interest rate of 3.0% per annum, payable quarterly.  The notes mature on June 14, 2024 and June 17, 2025, respectively. The aggregate balance of these notes payable was $2,000,000 as of  June 30, 2022 and is included in Notes payable long-term, in the unaudited condensed consolidated balance sheets.

Firestorm Notes

On January 25, 2017, pursuant to the terms of the Company’s acquisition of certain now discontinued subsidiaries (collectively referred to herein as “Firestorm”), the Company issued $1,000,000 in the aggregate form of four unsecured, subordinated promissory notes with interest payable over five years. The principal amount of one of the notes payable is $500,000 payable at an interest rate of 2.0% and the remaining three notes are evenly divided over the remaining $500,000 and payable at an interest rate of 7.0%. The notes mature on January 25, 2022. The aggregate balance of these notes payable was $1,000,000 and $998,000, net of unamortized interest, as of June 30, 2022 and December 31, 2021, respectively, to reflect the amortized fair value of the notes issued due to the difference in interest rates of $0 and $2,000, respectively. The Company is not paying current interest on these notes and did not pay the principal due in January 2022 as the Company has requested rescission in connection with the Firestorm acquisition and is currently in litigation with the sellers (see NOTE 9- COMMITMENTS AND CONTINGENCIES).

Interest Expense

The following table presents the interest expense related to the contractual interest and the amortization of debt issuance costs for the Company’s debt arrangements (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest	$17	$13	$24	$40
Amortization of debt issuance costs	-	5	2	10
Total interest expense	$17	$18	$26	$50

Schedule of Principal Amounts Due of Debt

The principal amounts due for long-term notes payable are shown below as of June 30, 2022 (dollars in thousands):

2022, remaining	$1,049
2023	102
2024	1,069
2025	1,073
2026	77
Thereafter	109
Total notes payable	$3,479

Loan payable, current portion	$100
Loan payable, long-term	379
Notes payable, current portion	1,000
Notes payable, long-term	2,000
Total notes payable	$3,479

NOTE 8 – INCOME TAXES

The Company established a valuation allowance against deferred tax assets during 2017 and has continued to maintain a full valuation allowance, outside of the deferred tax liability related to the indefinite lived intangible, through  June 30, 2022.

The Company files income tax returns in the United States and in various states. No U.S. Federal, state or foreign income tax audits were in process as of June 30, 2022.

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

For the three and six months ended June 30, 2022 and 2021, the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2018 through 2020 tax years remain subject to examination by the Internal Revenue Service.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On  August 19, 2019, the Company filed suit in the United States District Court for the Southern District of New York against three former executives of the Company who were founders of Firestorm (the “Firestorm Principals”)—Rekor Systems, Inc. v. Suzanne Loughlin, et al., Case no. 1:19-cv-07767-VEC. On  January 30, 2020, the Company filed a Second Amended Complaint (the “Complaint’) alleging that the Firestorm Principals fraudulently induced the execution of the Membership Interest Purchase Agreement wherein Firestorm was acquired by the Company. The Complaint also alleged claims for breach of fiduciary duty, violations of the Computer Fraud and Abuse Act (“CFAA”), conversion, and trespass to chattels arising from the Firestorm Principals’ alleged deletion of company email records. The Complaint requests equitable rescission of the acquisition transaction and monetary damages.

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

In  April 2021, the Firestorm Principals filed a notice of motion for partial summary judgment, seeking summary judgment on several of the Company’s claims and the Firestorm Principals’ counterclaims, which the Company, along with counterclaim-defendants Firestorm Franchising, LLC and Firestorm Solutions, LLC, filed its opposition to the partial summary judgment motion on  June 21, 2021. The Firestorm Principals filed their reply in support of their partial summary judgment motion on  July 9, 2021. On  March 14, 2022, the Court issued an opinion and order which denied summary judgment to the Firestorm Principals on the Company's main fraudulent omission claim, the conversion and trespass to chattels claims as to Defendants Loughlin and Rhulen and the breach of fiduciary duty claim as to Defendant Loughlin. The Court also denied summary judgment to the Firestorm Principals on their breach of warrants, anticipatory breach of warrants, and anticipatory breach of promissory notes counterclaims and the breach of contract counterclaim asserted by Defendant Satterfield. The Court granted summary judgment to the Firestorm Principals on our CFAA claims, based on recent case law clarifying that such claims do not apply to employees who have authorized access to an employer’s computer and misuse that access, and granted summary judgment to one defendant on our conversion, and trespass to chattels claims because Rekor represented it was prepared to dismiss those claims. The Court also granted summary judgment on one breach of contract counterclaim asserted by a company related to the Firestorm Principals, holding that the $25,500 amount at issue could not be set off by or recouped from our damages in this case.

In April 2022, The Company filed a notice of motion seeking partial summary judgement on several of the of the Company’s claims and the Firestorm Principals’ counterclaims, which the Firestorm Principals opposed. On July 29th, 2022, the Court issued an opinion and order, which granted the motion in part and denied it in part. The order dismissed the Firestorm Principal’s counterclaim against the Company for libel. The order also dismissed the Company’s claim for breach of fiduciary duty against one  defendant on the ground that he was not employed by the Company, but by a subsidiary of the Company that is not a party to the case. The court also denied summary judgement to the Company as to the breach of fiduciary duty claim against the other defendants and as to the trespass to chattels and conversion claims as to all defendants, on the ground that issues of fact remain contested. On the same ground, the court also denied summary judgement to the Company as to a breach of contract claim  by one defendant relating to an alleged change in employment status.

In 2020, the Firestorm Principals filed various suits in New York, Delaware and Virginia against directors and officers of the Company, alleging breach of fiduciary duty and libel. The defendants in the suits moved to dismiss the amended complaint. At this stage of these litigations, the suits against two of the directors have been dismissed and one has been permitted to proceed. On  September 28, 2021, the Delaware court issued an order denying the defendant’s motion to dismiss. On  October 21, 2021, the defendants filed a motion for reconsideration of the Delaware court’s dismissal order; which was denied on  February 28, 2022. On  March 16, 2022, the court in the Virginia action dismissed the breach of fiduciary duty claim without prejudice (so it can be refiled in Delaware Chancery Court) and denied the motion with respect to the defamation claim on jurisdictional grounds. The defamation claim in Virginia will now be challenged on substantive grounds.

In July 2022, the Firestorm Principals obtained new counsel.  On July 21, 2022, the Firestorm Principals’ new counsel requested an adjournment of the October 17, 2022 trial date and related pre-trial deadlines, which the Company did not oppose.  On July 22, 2022, the Court granted the request and rescheduled trial to begin on February 13, 2023.

At this stage of these litigations, the Company is unable to render an opinion regarding the likelihood of a favorable outcome. The Company intends to continue vigorously litigating its claims against the Firestorm Principals and believes that the Firestorm Principals’ remaining counterclaims and suits against Rekor directors and officers are without merit.

On  September 18, 2020, Fordham Financial Management, Inc. (“Fordham”) commenced a lawsuit against the Company in the Supreme Court for the State of New York, New York County. Fordham alleges that the Company breached an underwriting agreement with Fordham. Fordham has brought claims for breach of contract, a declaratory judgment, and attorneys’ fees and expenses, and seeks damages. The Complaint was served on the Company on  September 25, 2020. The Company issued a motion to dismiss counterclaims on  June 23, 2021. The Court granted Fordham’s motion to dismiss Rekor’s counterclaims on  October 23, 2021. On  November 29, 2021, the Company filed a notice of appeal with the Appellate Division and a motion to reargue that decision and order, arguing that the court misunderstood the nature and purpose of the prospectus supplement, which was actually prepared by the plaintiff after it set the prices for the 2018 offering. On  March 3, 2022, the court denied the motion to reargue. In doing so, however, the court clarified that the dismissal was without prejudice, which would permit the Company to refashion the counterclaims in the future, although the Company’s has filed an appeal in the appellate division. The Company has cross-moved for summary judgment seeking the dismissal of plaintiff’s complaint on the basis that plaintiff opted against exercising its right of first refusal when it declined the opportunity to manage the 2019 ATM Program.  Both plaintiff’s motion and Rekor’s cross-motion are now returnable on August 18, 2022.

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

For the six months ended June 30, 2022, the Company sold 7,598,801 shares of common stock at a weighted-average selling price of $2.79 per share in accordance with the 2022 Sales Agreement. Net cash provided from the 2022 Sales Agreement was $20,408,000 after paying $169,000 related to the issuance cost, as well as 3.0% or $635,000 related to cash commissions provided to the Agent.

STS Acquisition

In connection with the acquisition as described in NOTE 2 – ACQUISITIONS, the Company issued 798,666 shares of the Company’s common stock as part of the consideration.

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

Rekor adjusted the value of the Series A Preferred Stock to redemption value at the end of each reporting period. The adjustment to the redemption value was recorded through additional paid-in capital of $0 and $101,000 for the three months ended June 30, 2022 and 2021, respectively.

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

Warrants

A summary of the warrant activity for the Company for the period ended June 30, 2022 is as follows:

	Series A Preferred Stock Warrants (1)	Firestorm Warrants (2)	Secure Education Warrants (3)	2018 Public Offering Warrants (4)	Total
Active warrants as of January 1, 2022	41,996	631,254	15,556	3,505	692,311
Exercised warrants	-	-	-	-	-
Outstanding warrants as of June 30, 2022	41,996	631,254	15,556	3,505	692,311
Weighted average strike price of outstanding warrants as of June 30, 2022	$1.03	$3.09	$6.06	$1.00	$3.02
Intrinsic value of outstanding warrants as of June 30, 2022	$31,000	$-	$-	$3,000	$34,000

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

Stock compensation expense related to stock options for the three months ended  June 30, 2022 and 2021 was $14,000 and $31,000, respectively, and for the six months ended June 30, 2022 and 2021 was $42,000 and $60,000, respectively, and is presented, based on the awardees operating department, as general administrative, selling and marketing and research and development expenses in the accompanying unaudited condensed consolidated statements of operations.

A summary of stock option activity under the Company’s 2017 Plan for the period ended June 30, 2022 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding Balance as of December 31, 2021	1,012,336	$1.28	6.50	$5,002,000
Exercised	(19,638)	1.77
Forfeited	(6,666)	0.80
Expired	(5,000)	0.80
Outstanding balance as of June 30, 2022	981,032	$1.28	5.95	$565,000
Exercisable as of June 30, 2022	965,035	$1.25	5.93	$565,000

As of June 30, 2022, there was $3,000 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan that will be recognized over a weighted average period of 0.18 years.

Restricted Stock Units

Stock compensation expense related to RSU’s for the three months ended  June 30, 2022 and 2021 was $1,871,000 and $1,094,000, respectively, and for the six months ended June 30, 2022 and 2021 was $3,743,000 and $1,846,000, respectively, and is presented, based on the awardees operating department, as general administrative, selling and marketing and research and development expenses in the accompanying unaudited condensed consolidated statements of operations.

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

A summary of RSU activity under the Company’s 2017 Plan for the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted Average Unit Price	Weighted Average Remaining Contractual Term (Years)
Outstanding balance as of December 31, 2021	1,347,879	$10.94	2.20
Granted	1,486,913	3.95	2.03
Vested	(238,465)	9.08
Forfeited	(88,730)	10.26
Outstanding balance as of June 30, 2022	2,507,597	$7.12	2.00

The grant date fair value is based on the estimated fair value of the Company’s common stock on the date of grant. All RSUs granted vest upon the satisfaction of a service-based vesting condition.

As of June 30, 2022, there was $13,838,000 of unrecognized stock compensation expense related to unvested RSUs granted under the 2017 Plan that will be recognized over an average remaining period of 2.00 years.

NOTE 12 – LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Basic and diluted loss per share
Net loss from continuing operations	$(15,602)	$(4,761)	$(28,203)	$(10,164)
Less: preferred stock accretion	-	-	-	(101)
Less: preferred stock dividends	-	-	-	(51)
Net loss attributable to shareholders from continuing operations	$(15,602)	$(4,761)	$(28,203)	$(10,316)
Net loss attributable to shareholders from discontinued operations	-	(1)	-	(4)
Net loss attributable to shareholders	$(15,602)	$(4,762)	$(28,203)	$(10,320)
Weighted average common shares outstanding - basic and diluted	47,154,453	40,972,709	45,625,492	37,657,471
Basic and diluted loss per share from continuing operations	$(0.33)	$(0.12)	$(0.62)	$(0.27)
Basic and diluted loss per share from discontinued operations	-	(0.00)	-	(0.00)
Basic and diluted loss per share	$(0.33)	$(0.12)	$(0.62)	$(0.27)
Common stock equivalents excluded due to the anti-dilutive effect	4,180,940	2,446,906	4,180,940	2,446,906

As the Company had a net loss for the three and six months ended June 30, 2022, the following 4,180,940 potentially dilutive securities were excluded from diluted loss per share: 692,311 for outstanding warrants, 981,032 related to outstanding options and 2,507,597 related to outstanding RSUs.

As the Company had a net loss for the three and six months ended June 30, 2021, the following 2,446,906 potentially dilutive securities were excluded from diluted loss per share: 695,512 for outstanding warrants, 1,167,852 related to outstanding options and 583,542 related to outstanding RSUs.

NOTE 13 – SUBSEQUENT EVENTS

At-the-Market Issuance Sales Agreement

Subsequent to June 30, 2022, the Company issued an additional 899,413 shares of its common stock in exchange for net cash of $1,638,000 under the 2022 Sales Agreement.

Roker SAFE

In the third quarter of 2022, the Company invested an additional $160,000 in the Roker SAFE.

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

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

●	significant risks, uncertainties and other considerations discussed in this report;
●	operating risks, including supply chain, equipment or system failures, cyber and other malicious attacks and other events that could affect the amounts and timing of revenues and expenses;
●	reputational risks affecting customer confidence or willingness to do business with us;
●	financial market conditions and the results of financing efforts;
●	our ability to successfully identify, integrate and complete acquisitions and dispositions, including the integration of the Waycare Acquisition and STS Acquisition;
●	our ability to access the public markets for debt or equity capital;
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

Our operations are conducted by our wholly-owned subsidiaries, Rekor Recognition Systems, Inc. (“Rekor Recognition”), Waycare Technologies, Ltd. (“Waycare”) and Southern Traffic Services, Inc. ("STS").

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Revenue	$4,334	$4,274	$7,942	$8,491
Cost of revenue, excluding depreciation and amortization	2,666	1,381	4,648	3,303

Operating expenses:
General and administrative expenses	8,323	4,450	15,711	9,280
Selling and marketing expenses	2,649	984	3,958	1,919
Research and development expenses	4,727	1,519	8,861	2,741
Depreciation and amortization	1,520	625	2,919	1,239
Total operating expenses	17,219	7,578	31,449	15,179

Loss from operations	(15,551)	(4,685)	(28,155)	(9,991)
Other income (expense):
Interest expense	(17)	(18)	(26)	(50)
Other (expense) income	(34)	19	(22)	34
Total other income (expense)	(51)	1	(48)	(16)
Loss before income taxes and equity method investments	(15,602)	(4,684)	(28,203)	(10,007)
Income tax provision	-	(3)	-	(7)
Equity in loss of investee	-	(74)	-	(150)
Net loss from continuing operations	$(15,602)	$(4,761)	$(28,203)	$(10,164)

Comparison of the Three and Six Months Ended June 30, 2022 and the Three and Six Months Ended June 30, 2021

Total Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Revenue	$4,334	$4,274	$60	1%	$7,942	$8,491	$(549)	-6%

The increase in revenue for the three months ended, June 30, 2022, compared to the three months ended June 30, 2021, was primarily attributable to the synergies with our recent acquisitions and our land and expand strategy, which involves expanding the services and solutions we provide to existing customers and also facilitating cooperation between our existing customers and new customers as part of a broader information network. During the three months ended June 30, 2022, revenue increased $603,000 and $485,000 as a result of our acquisition of Waycare and STS, respectively.

The decrease in revenue for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was primarily a result of a decrease in product and service revenue in the current period. As part of our change in selling strategy, we have focused on a sales model that employs contracts with recurring revenue. We expect these contracts to provide a more predictable stream of revenues, compared to one-time sales of hardware and software licenses which are generally more difficult to predict. During the six months ended June 30, 2021, there was one customer who accounted for $1,673,000 of revenue as a result of a one-time sale of hardware and software. The decrease in one-time sale revenues during the six months ended June 30, 2022, was partially offset by revenue attributable to the synergies with our recent acquisitions and our land and expand strategy as described above. During the six months ended June 30, 2022, revenue increased $1,310,000 and $485,000 as a result of our acquisition of Waycare and STS, respectively.

Cost of Revenue, Excluding Depreciation and Amortization

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Cost of revenue, excluding depreciation and amortization	$2,666	$1,381	$1,285	93%	$4,648	$3,303	$1,345	41%

For the three and six months ended June 30, 2022, cost of revenue, excluding depreciation and amortization increased by $1,285,000 and $1,345,000 compared to the corresponding prior periods primarily due to an increase in personnel and other direct costs such as hardware that were incurred to support our new go-to-market strategy. As part of a sales strategy to more quickly expand our market reach, we have recently offered certain customers short-term pilot programs which range from three to six months. Our pilot programs generally have lower margins due to additional upfront costs we incur to establish the program, which will not be incurred again if the pilot program is converted into a long-term program. In addition, the Company experienced lower margins on certain hardware sales during these quarters.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Operating expenses:
General and administrative expenses	$8,323	$4,450	$3,873	87%	$15,711	$9,280	$6,431	69%
Selling and marketing expenses	2,649	984	1,665	169%	3,958	1,919	2,039	106%
Research and development expenses	4,727	1,519	3,208	211%	8,861	2,741	6,120	223%
Depreciation and amortization	1,520	625	895	143%	2,919	1,239	1,680	136%
Total operating expenses	$17,219	$7,578	$9,641	127%	$31,449	$15,179	$16,270	107%

General and Administrative Expenses

The increase in general and administrative expenses during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, were primarily due to a $1,414,000 and $3,560,000 increase in personnel costs related to an increase in headcount, including a $351,000 decrease and $121,000 increase in stock-based compensation, respectively. Additionally, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021, we saw an increase in professional fees mainly associated with our merger and acquisition activities and rent expenses mainly associated with our new offices throughout the United States and Israel.

Selling and Marketing Expenses

The increase in selling and marketing expenses during the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, was attributable mainly to increased marketing efforts to promote our products and services including digital marketing and other sales efforts. In connection with these efforts, for the three and six month periods ended June 30, 2022, there was an increase in staffing to support our growth plan which led to a $1,549,000 and $2,089,000 increase in personnel costs, including a $503,000 and $627,000 increase in stock-based compensation, respectively.

Research and Development Expense

The increase in research and development expenses during the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, was primarily attributable to the development of new products and additional software capabilities, mainly as a result of an increase in headcount and hours associated with research and development activities. For the three and six months ended June 30, 2022, there was an increase in staffing to support the Company’s new products which led to a $3,058,000 and $4,975,000 increase in personnel costs, including a $561,000 and $1,039,000 increase in stock-based compensation, respectively. Additionally, there was an increase in sub-contractor labor associated with the development of new products and software of $671,000 during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Depreciation and Amortization

The increase in depreciation and amortization during the year is attributable primarily to increased technology-based intangible assets that were acquired as part of our acquisition of Waycare.

Other Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Other income (expense):
Interest expense	$(17)	$(18)	$1	6%	$(26)	$(50)	$24	48%
Other (expense) income	(34)	19	(53)	-279%	(22)	34	(56)	(165)%
Total other income (expense)	$(51)	$1	$(52)	5200%	$(48)	$(16)	$(32)	-200%

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

The following table sets forth the components of the EBITDA and Adjusted EBITDA for the periods included (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss from continuing operations	$(15,602)	$(4,761)	$(28,203)	$(10,164)
Income taxes	-	3	-	7
Interest	17	18	26	50
Depreciation and amortization	1,520	625	2,919	1,239
EBITDA	$(14,065)	$(4,115)	$(25,258)	$(8,868)

Share-based compensation	$1,885	$1,125	$3,785	$1,906
Loss due to change in value of equity investments	-	74	-	150
One-time consulting fees	1,024	-	1,024	776
Adjusted EBITDA	$(11,156)	$(2,916)	$(20,449)	$(6,036)

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

The following table sets forth the components of the Adjusted Gross Profit and Adjusted Gross Margin for the periods included:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands, except percentages)		(Dollars in thousands, except percentages)
Revenue	$4,334	$4,274	$7,942	$8,491
Cost of revenue, excluding depreciation and amortization	2,666	1,381	4,648	3,303
Adjusted Gross Profit	$1,668	$2,893	$3,294	$5,188
Adjusted Gross Margin	38.5%	67.7%	41.5%	61.1%

Adjusted Gross Margin, for the three and six months ended June 30, 2022 and 2021 decreased to 38.5% from 67.7%, and 41.5% from 61.1%, respectively. As part of a sales strategy to more quickly expand our market reach, we have recently offered certain customers short-term pilot programs which range from three to six months. Our pilot programs generally have lower margins due to additional upfront costs we incur to establish the program, which will not be incurred again if the pilot program is converted into a long-term program. In addition, the Company experienced lower margins on certain hardware sales during these quarters.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Recurring revenue	$2,078	$893	$1,185	133%	$3,773	$1,757	$2,016	115%

As we continue to focus on long-term contracts with recurring revenue as part of our business model, we expect recurring revenue growth in future periods to continue to increase as we move to market our suite of products through our Rekor One™ platform.

Total Contract Value

There are certain assumptions that we make when determining the total contract value of an agreement, such as the success rate of renewal periods, cancellations and usage estimates. For the six months ended June 30, 2022 we won contracts valued at $4,979,000, compared to $5,785,000 of contracts won for the six months ended June 30, 2021. This decline represents a $806,000 or 14% decline, period over period. The decrease in total contract value is partially related to our strategy of entering into pilot programs that require low initial commitments by our customers in the short term in the expectation that they will develop into larger commitments over time. This helps grow our pipeline and demand for our products. As pilot programs convert into longer term and larger scale contracts, we expect to see our KPIs improve.

Performance Obligations

As of June 30, 2022, we had approximately $31,940,000 of contracts that were closed prior to June 30, 2022 but have a contractual period beyond June 30, 2022. This represents an increase of $9,353,000 or 41% compared to $22,587,000 of performance obligations as of December 31, 2021. These contracts generally cover a term of one to five years, in which the Company will recognize revenue ratably over the contract term. We currently expect to recognize approximately 57% of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the following four years. On occasion, our customers will prepay the full contract or a substantial portion of the contract. Amounts related to the prepayment of the contract related to the performance obligation for a service period that is not yet met are recorded as part of our contract liabilities balance.

The increase in total our performance obligations is related to our acquisition of STS.

Lease Obligations

As of June 30, 2022, we had material leased building space at the following locations in the U.S. and Israel:

●	Columbia, Maryland – The corporate headquarters
●	Tel Aviv, Israel

We believe our facilities are in good condition and adequate for their current use. We expect to improve, replace and increase facilities as considered appropriate to meet the needs of our planned operations.

Liquidity and Capital Resources

The following table sets forth the components of our cash flows for the period included (dollars in thousands):

	Six Months Ended June 30,
	2022	2021	Change
			$	%
Net cash used in operating activities	$(22,829)	$(6,843)	$(15,986)	-234%
Net cash used in investing activities	(9,407)	(14,863)	5,456	37%
Net cash provided by financing activities	20,486	70,589	(50,103)	-71%
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	$(11,750)	$48,883	$(60,633)	-124%

Net cash used in operating activities for the six months ended June 30, 2022 had a net increase of $15,986,000, which was attributable to the increase in the loss from continuing operations of $28,203,000. This amount was partially offset by an increase in share-based compensation expense, a non-cash adjustment, which increased $1,879,000 to $3,785,000 for the six months ended June 30, 2022 compared to $1,906,000 for the six months ended June 30, 2021. This increase is due to the number of equity incentive shares that were issued to employees and directors.

The net decrease in net cash used in investing activities of $5,456,000 was primarily due to a decrease in short-term investments that were previously made during the six months ended June 30, 2021, of $12,995,000 which were previously invested in U.S. Treasury Bills that have maturity dates over three months, but less than a year. During the six months ended June 30, 2022, the Company had net cash outflows of $,6,389,000 related to the acquisition of STS.

Net cash provided by financing activities for the six months ended June 30, 2022 decreased by $50,103,000 from the prior six month period ended June 30, 2021. During the six months ended June 30, 2022, as part of our 2022 Sales Agreement, we received net proceeds after deducting the underwriting discounts and commissions and offering expenses payable by us, of $20,408,000. In the prior comparable quarterly period, through our 2021 Public Offering, we received net proceeds, after deducting the underwriting discounts and commissions and offering expenses payable by us, of $70,125,000.

For the three and six months ended June 30, 2022 and 2021, we funded our operations primarily through cash from operating activities and the sale of equity. As of June 30, 2022, we had cash and cash equivalents from continuing operations of $14,853,000 and working capital of $7,285,000, as compared to cash and cash equivalents of $26,600,000 and working capital of $16,989,000 as of December 31, 2021.

Liquidity

For all annual and interim periods, we will assess going concern uncertainty in our unaudited condensed consolidated financial statements to determine whether there is sufficient cash on hand, capital raises and working capital, to operate for a period of at least one year from the date the unaudited condensed consolidated financial statements are issued, which is referred to as the “look-forward period”, as defined in U.S. GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections and estimates and will make certain key assumptions. These assumptions include, among other factors, its ability to raise additional capital, the expected timing and nature of our programs and projected cash expenditures and its ability to delay or curtail these programs or expenditures to the extent we have the proper authority to do so and consider probable that those implementations can be achieved within the look-forward period.

We have generated losses since our inception and have relied on cash on hand, external bank lines of credit, the sale of a note, proceeds from the sale of common stock, proceeds from the private sale of our non-core subsidiaries, proceeds from note receivables, debt financings and a public offering of our common stock to support cash flow from operations. We attribute losses to non-capital expenditures related to the scaling of existing products, development of new products and service offerings and marketing efforts associated with these products and services. As of and for the six months ended June 30, 2022, the  had working capital from continuing operations of $7,285,000 and a loss from continuing operations of $28,203,000.

Our cash decreased by $11,747,000 for the six months ended June 30, 2022 primarily due to the loss from continuing operations of $28,203,000. The decrease in cash was offset by the net proceeds of $20,408,000 from the 2022 Sales Agreement (see NOTE 10 - STOCKHOLDERS’ EQUITY for details on the 2022 Sales Agreement). As of June 30, 2022, we had $28,788,000 of gross funds available under the 2022 Sales Agreement.

We believe that based on relevant conditions and events that are known and reasonably knowable, our current forecasts and projections for one year from the date of the filing of the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q, indicate our ability to continue operations as a going concern for at least that one-year period. We are actively monitoring its operations, the cash on hand and working capital. Should access to funds be unavailable, we will need to seek out additional sources of funding. If additional financing is not available, we have contingency plans to reduce or defer expenses and cash outlays should operations weaken in the look-forward period.

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

STS Acquisition

On June 17, 2022, the Company completed its acquisition of Southern Traffic Services ("STS") by acquiring 100% of the issued and outstanding capital stock of STS. The acquisition included total consideration of $14,500,000 including; cash consideration of $6,500,000, 798,666 shares of the Company’s common stock, valued at $2,000,000, $2,000,000 related to an earnout based on the achievement of certain performance metrics, $2,000,000 contingent on the closing of a future contract and a $2,000,000 note. As a result of the transaction, STS has become a wholly-owned subsidiary of the Company.

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

For the six months ended June 30, 2022, based on the settlement date, the Company sold 7,598,801 shares of common stock at a weighted-average selling price of $2.79 per share in accordance with the 2022 Sales Agreement. Net cash provided from the 2022 Sales Agreement was $20,408,000 after paying $169,000 related to the issuance cost, as well as 3.0% or $635,000 related to cash commissions provided to the Agent.

As of June 30, 2022, we did not have any material commitments for capital expenditures.

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

Based on management’s review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

In April 2021, the Firestorm Principals filed a notice of motion for partial summary judgment, seeking summary judgment on several of the Company’s claims and the Firestorm Principals’ counterclaims, which the Company, along with counterclaim-defendants Firestorm Franchising, LLC and Firestorm Solutions, LLC, filed its opposition to the partial summary judgment motion on June 21, 2021. The Firestorm Principals filed their reply in support of their partial summary judgment motion on July 9, 2021. On March 14, 2022, the Court issued an opinion and order which denied summary judgment to the Firestorm Principals on the Company's main fraudulent omission claim, the conversion and trespass to chattels claims as to Defendants Loughlin and Rhulen and the breach of fiduciary duty claim as to Defendant Loughlin. The Court also denied summary judgment to the Firestorm Principals on their breach of warrants, anticipatory breach of warrants, and anticipatory breach of promissory notes counterclaims and the breach of contract counterclaim asserted by Defendant Satterfield. The Court granted summary judgment to the Firestorm Principals on our CFAA claims, based on recent case law clarifying that such claims do not apply to employees who have authorized access to an employer’s computer and misuse that access, and granted summary judgment to one defendant on our conversion, and trespass to chattels claims because Rekor represented it was prepared to dismiss those claims. The Court also granted summary judgment on one breach of contract counterclaim asserted by a company related to the Firestorm Principals, holding that the $25,500 amount at issue could not be set off by or recouped from our damages in this case.

In April 2022, The Company filed a notice of motion seeking partial summary judgement on several of the of the Company’s claims and the Firestorm Principals’ counterclaims, which the Firestorm Principals opposed. On July 29th, 2022, the Court issued an opinion and order, which granted the motion in part and denied it in part. The order dismissed the Firestorm Principal’s counterclaim against the Company for libel. The order also dismissed the Company’s claim for breach of fiduciary duty against one  defendant on the ground that he was not employed by the Company, but by a subsidiary of the Company that is not a party to the case. The court also denied summary judgement to the Company as to the breach of fiduciary duty claim against the other defendants and as to the trespass to chattels and conversion claims as to all defendants, on the ground that issues of fact remain contested. On the same ground, the court also denied summary judgement to the Company as to a breach of contract claim  by one defendant relating to an alleged change in employment status.

In 2020, the Firestorm Principals filed various suits in New York, Delaware and Virginia against directors and officers of the Company, alleging breach of fiduciary duty and libel. The defendants in the suits moved to dismiss the amended complaint. At this stage of these litigations, the suits against two of the directors have been dismissed and one has been permitted to proceed. On September 28, 2021, the Delaware court issued an order denying the defendant’s motion to dismiss. On October 21, 2021, the defendants filed a motion for reconsideration of the Delaware court’s dismissal order; which was denied on February 28, 2022. On March 16, 2022, the court in the Virginia action dismissed the breach of fiduciary duty claim without prejudice (so it can be refiled in Delaware Chancery Court) and denied the motion with respect to the defamation claim on jurisdictional grounds. The defamation claim in Virginia will now be challenged on substantive grounds.

In July 2022, the Firestorm Principals obtained new counsel.  On July 21, 2022, the Firestorm Principals’ new counsel requested an adjournment of the October 17, 2022 trial date and related pre-trial deadlines, which the Company did not oppose.  On July 22, 2022, the Court granted the request and rescheduled trial to begin on February 13, 2023.

At this stage of these litigations, we are unable to render an opinion regarding the likelihood of a favorable outcome. We intend to continue vigorously litigating its claims against the Firestorm Principals and believe that the Firestorm Principals’ remaining counterclaims and suits against Rekor directors and officers are without merit.

On September 18, 2020, Fordham Financial Management, Inc. (“Fordham”) commenced a lawsuit against the Company in the Supreme Court for the State of New York, New York County. Fordham alleges that the Company breached an underwriting agreement with Fordham. Fordham has brought claims for breach of contract, a declaratory judgment, and attorneys’ fees and expenses, and seeks damages. The Complaint was served on the Company on September 25, 2020. The Company issued a motion to dismiss counterclaims on June 23, 2021. The Court granted Fordham’s motion to dismiss Rekor’s counterclaims on October 23, 2021. On November 29, 2021, the Company filed a notice of appeal with the Appellate Division and a motion to reargue that decision and order, arguing that the court misunderstood the nature and purpose of the prospectus supplement, which was actually prepared by the plaintiff after it set the prices for the 2018 offering. On March 3, 2022, the court denied the motion to reargue. In doing so, however, the court clarified that the dismissal was without prejudice, which would permit the Company to refashion the counterclaims in the future, although the Company’s has filed an appeal in the appellate division. The Company has cross-moved for summary judgment seeking the dismissal of plaintiff’s complaint on the basis that plaintiff opted against exercising its right of first refusal when it declined the opportunity to manage the 2019 ATM Program.  Both plaintiff’s motion and Rekor’s cross-motion are now returnable on August 18, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

STS Acquisition

As previously disclosed under Item 3.02 in the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2022, as part of the purchase price the Company issued to the sellers of STS 798,666 unregistered shares of the Company’s common stock, valued at $2,000,000. The stock consideration paid to the sellers was issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D, as promulgated thereunder.

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

Rekor Systems, Inc.

By:	/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	Chief Executive Officer Principal Executive Officer
Date:	August 11, 2022

By:	/s/ Eyal Hen
Name:	Eyal Hen
Title:	Chief Financial Officer Principal Financial and Accounting Officer
Date:	August 11, 2022