Form 10-Q
period 2022-09-30
Rekor Systems, Inc.
filed 2022-11-14
CIK 1697851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2022, the Registrant had 54,347,551 shares of common stock, $0.0001 par value per share outstanding.

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

REKOR SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$7,869	$25,796
Restricted cash and cash equivalents	888	804
Accounts receivable, net	4,315	1,173
Inventory	3,069	1,194
Note receivable, current portion	340	340
Other current assets, net	1,266	1,374
Current assets of discontinued operations	-	1
Total current assets	17,747	30,682
Long-term assets
Property and equipment, net	16,674	9,929
Right-of-use lease assets, net	9,809	6,163
Goodwill	20,533	53,451
Intangible assets, net	22,451	21,406
Note receivable, long-term	850	1,020
SAFE investment	1,860	1,250
Deposits	3,534	1,978
Total long-term assets	75,711	95,197
Total assets	$93,458	$125,879
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$8,183	$7,087
Notes payable, current portion	1,000	998
Loan payable, current portion	101	37
Lease liability, short-term	1,066	229
Contract liabilities, short-term	3,568	2,437
Other current liabilities	4,883	2,904
Current liabilities of discontinued operations	132	129
Total current liabilities	18,933	13,821
Long-term Liabilities
Notes payable, long-term	2,000	-
Loan payable, long-term	380	37
Lease liability, long-term	14,493	10,061
Contract liabilities, long-term	1,018	835
Deferred tax liability	38	38
Other non-current liabilities	1,298	-
Total long-term liabilities	19,227	10,971
Total liabilities	38,160	24,792
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.0001 par value; authorized; 100,000,000 shares; issued: 54,330,133, shares as of September 30, 2022 and 44,007,257 as of December 31, 2021; outstanding: 54,288,611 shares as of September 30, 2022 and 43,987,896 as of December 31, 2021	5	4
Treasury stock, 41,522 and 19,361 shares as of September 30, 2022 and December 31, 2021, respectively, at cost	(417)	(319)
Additional paid-in capital	201,495	171,285
Accumulated deficit	(146,171)	(69,883)
Accumulated other comprehensive income	386	-
Total stockholders’ equity	55,298	101,087
Total liabilities and stockholders’ equity	$93,458	$125,879

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$7,425	$2,615	$15,371	$11,105
Cost of revenue, excluding depreciation and amortization	4,119	1,402	8,780	4,705

Operating expenses:
General and administrative expenses	6,841	6,813	22,541	16,094
Selling and marketing expenses	2,432	1,125	6,390	3,044
Research and development expenses	4,911	2,000	13,772	4,741
Goodwill impairment	34,835	-	34,835	-
Depreciation and amortization	1,926	930	4,846	2,169
Total operating expenses	50,945	10,868	82,384	26,048

Loss from operations	(47,639)	(9,655)	(75,793)	(19,648)
Other income (expense):
Interest expense	(21)	(21)	(46)	(72)
Other (expense) income	(1,379)	66	(1,403)	103
Total other income (expense)	(1,400)	45	(1,449)	31
Loss before income taxes and equity method investments	(49,039)	(9,610)	(77,242)	(19,617)
Income tax benefit (provision)	954	(3)	954	(10)
Equity in loss of investee	-	-	-	(150)
Net loss from continuing operations	(48,085)	(9,613)	(76,288)	(19,777)
Net loss from discontinued operations	-	-	-	(4)
Net loss	$(48,085)	$(9,613)	$(76,288)	$(19,781)
Comprehensive loss:
Net loss from continuing operations	(48,085)	(9,613)	(76,288)	(19,777)
Change in unrealized gain on short-term investments	-	3	-	6
Foreign currency translation gain	51	-	386	-
Total comprehensive loss from continuing operations	(48,034)	(9,610)	(75,902)	(19,771)
Total comprehensive loss	$(48,034)	$(9,610)	$(75,902)	$(19,775)
Loss per common share from continuing operations - basic and diluted	(0.90)	(0.23)	(1.58)	(0.52)
Loss per common share discontinued operations - basic and diluted	-	-	-	-
Loss per common share - basic and diluted	$(0.90)	$(0.23)	$(1.58)	$(0.52)

Weighted average shares outstanding
Basic and diluted	53,482,110	41,938,863	48,279,713	38,357,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share amounts)

(Unaudited)

	Shares of Common Stock	Common Stock	Shares of Treasury Stock	Treasury Stock at Cost	Shares of Series B Preferred Stock	Series B Preferred Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance as of July 1, 2022	52,621,305	$5	(41,522)	$(417)	-	$-	$197,512	$335	$(98,086)	$99,349
Stock-based compensation	-	-	-	-	-	-	1,628	-	-	1,628
Issuance of common stock pursuant to at the market offering, net	1,420,261	-	-	-	-	-	2,350	-	-	2,350
Issuance upon exercise of stock options	6,000	-	-	-	-	-	5	-	-	5
Issuance upon vesting of restricted stock units	241,045	-	-	-	-	-	-	-	-	-
Foreign currency translation gain, net of income taxes	-	-	-	-	-	-	-	51	-	51
Net loss	-	-	-	-	-	-	-	-	(48,085)	(48,085)
Balance as of September 30, 2022	54,288,611	$5	(41,522)	$(417)	-	$-	$201,495	$386	$(146,171)	$55,298

Balance as of July 1, 2021	41,012,766	$4	(19,361)	$(319)	-	$-	$148,754	$3	$(53,269)	$95,173
Stock-based compensation	-	-	-	-	-	-	694	-	-	694
Exercise of warrants related to series A preferred stock	1,213	-	-	-	-	-	1	-	-	1
Shares issued as part of the Waycare Acquisition	2,784,474	-	-	-	-	-	20,287	-	-	20,287
Issuance upon exercise of stock options	130,380	-	-	-	-	-	208	-	-	208
Issuance upon vesting of restricted stock units	19,448	-	-	-	-	-	-	-	-	-
Change in unrealized gain on short-term investments	-	-	-	-	-	-	-	3	-	3
Net loss	-	-	-	-	-	-	-	-	(9,613)	(9,613)
Balance as of September 30, 2021	43,948,281	$4	(19,361)	$(319)	-	$-	$169,944	$6	$(62,882)	$106,753

Balance as of January 1, 2022	43,987,896	$4	(19,361)	$(319)	-	$-	$171,285	$-	$(69,883)	101,087
Stock-based compensation	-	-	-	-	-	-	5,413	-	-	5,413
Issuance of common stock pursuant to at the market offering, net	9,019,062	1	-	-	-	-	22,757	-	-	22,758
Issuance upon exercise of stock options	25,638	-	-	-	-	-	40	-	-	40
Issuance upon vesting of restricted stock units	457,349	-	-	-	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	-	-	(22,161)	(98)	-	-	-	-	-	(98)
Shares issued as part of the STS Acquisition	798,666	-	-	-	-	-	2,000	-	-	2,000
Foreign currency translation gain, net of income taxes	-	-	-	-	-	-	-	386	-	386
Net loss	-	-	-	-	-	-	-	-	(76,288)	(76,288)
Balance as of September 30, 2022	54,288,611	$5	(41,522)	$(417)	-	$-	$201,495	$386	$(146,171)	$55,298

Balance as of January 1, 2021	33,013,271	$3	-	$-	240,861	$-	$68,238	$-	$(43,050)	$25,191
Stock-based compensation	-	-	-	-	-	-	2,600	-	-	2,600
Exercise of cashless warrants in exchange for common stock	62,921	-	-	-	-	-	-	-	-	-
Exercise of warrants in exchange for common stock	54,235	-	-	-	-	-	307	-	-	307
Exercise of warrants related to series A preferred stock	97,805	-	-	-	-	-	101	-	-	101
Public underwriting	6,126,939	1	-	-	-	-	70,124	-	-	70,125
Shares issued as part of the Waycare Acquisition	2,784,474						20,287			20,287
Conversion of series A preferred stock	899,174	-	-	-	-	-	7,775	-	-	7,775
Conversion of series B preferred stock	517,611	-	-	-	(240,861)	-	179	-	-	179
Issuance upon exercise of stock options	195,782	-	-	-	-	-	434	-	-	434
Issuance upon vesting of restricted stock units	196,069	-	-	-	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	-	-	(19,361)	(319)	-	-	-	-		(319)
Preferred stock dividends	-	-	-	-	-	-	-	-	(51)	(51)
Accretion of Series A preferred stock	-	-	-	-	-	-	(101)	-	-	(101)
Change in unrealized gain on short-term investments	-	-	-	-	-	-	-	6	-	6
Net loss	-	-	-	-	-	-	-	-	(19,781)	(19,781)
Balance as of September 30, 2021	43,948,281	$4	(19,361)	$(319)	-	$-	$169,944	$6	$(62,882)	$106,753

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss from continuing operations	$(76,288)	$(19,777)
Net loss from discontinued operations	-	(4)
Net loss	(76,288)	(19,781)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	24
Depreciation	1,530	431
Amortization of right-of-use lease asset	261	209
(Benefit) provision for deferred taxes	(954)	10
Share-based compensation	5,413	2,600
Amortization of financing costs	2	14
Amortization of intangible assets	3,055	1,529
Goodwill impairment	34,835	-
Loss due to change in value of equity investments	-	150
Unrealized gain on short-term investments	-	(6)
Changes in operating assets and liabilities:
Accounts receivable	479	(936)
Inventory	(1,585)	(558)
Other current assets	249	(1,537)
Other long-term assets	(290)	(127)
Accounts payable, accrued expenses and other current liabilities	1,113	4,275
Contract liabilities	1,258	1,596
Lease liability	829	(218)
Net cash used in operating activities - continuing operations	(30,093)	(12,321)
Net cash provided by (used in) operating activities - discontinued operations	3	(4)
Net cash used in operating activities	(30,090)	(12,325)
Cash Flows from Investing Activities:
Cash paid for Waycare acquisition, net	-	(40,699)
SAFE Investment	(610)	(1,000)
Capital expenditures	(2,306)	(1,618)
Down payment on capital expenditures	(1,266)	-
Cash paid for STS acquisition, net	(6,389)	-
Investment in unconsolidated company	-	(75)
Net cash used in investing activities	(10,571)	(43,392)
Cash Flows from Financing Activities:
Proceeds from public offering	-	70,125
Payment of notes payable	-	(29)
Proceeds from notes receivable	170	255
Net proceeds from exercise of options	40	434
Net proceeds from exercise of warrants	-	307
Net proceeds from exercise of warrants associated with the Series A Preferred Stock	-	101
Repayments of loans payable	(53)	-
Net proceeds from at-the-market agreement	22,758	-
Repurchases of common stock	(98)	(319)
Net cash provided by financing activities	22,817	70,874
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	(17,847)	15,161
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents - discontinued operations	3	(4)
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(17,844)	15,157
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	26,601	21,009
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$8,757	$36,166

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of period - continuing operations	$7,869	$35,102
Restricted cash and cash equivalents at end of period - continuing operations	888	1,063
Cash and cash equivalents at end of period - discontinued operations	-	1
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$8,757	$36,166

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed consolidated interim financial statements of Rekor Systems, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial position as of September 30, 2022, the unaudited condensed consolidated results of operations, unaudited condensed consolidated statements of shareholders’ equity and unaudited condensed consolidated statements of cash flows for the three and nine month periods ended September 30, 2022 and 2021.

The financial data and other information disclosed in these notes are unaudited. The results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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

On June 17, 2022, the Company completed its acquisition of Southern Traffic Services ("STS") by acquiring 100% of the issued and outstanding capital stock of STS, which is now a wholly-owned subsidiary of the Company. Since the acquisition of STS occurred on June 17, 2022, the results of operations for STS from the date of acquisition have been included in the Company’s unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2022.

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

Liquidity and Going Concern

For all annual and interim periods, management will assess going concern uncertainty in the Company’s unaudited condensed consolidated financial statements to determine whether there is sufficient cash on hand and capital raises and working capital, to operate for a period of at least one year from the date the unaudited condensed consolidated financial statements are issued, which is referred to as the “look-forward period”, as defined in U.S. GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management will consider various scenarios, forecasts, projections and estimates and will make certain key assumptions. These assumptions include, among other factors, its ability to raise additional capital, the expected timing and nature of the Company’s programs and projected cash expenditures and its ability to delay or curtail these programs or expenditures to the extent management has the proper authority to do so and considers it probable that those implementations can be achieved within the look-forward period.

The Company has generated losses since its inception and has relied on cash on hand, external sources of financing to support cash flow from operations. The Company attributes losses to non-capital expenditures related to the scaling of existing products, development of new products and service offerings and marketing efforts associated with these products and services. As of and for the nine months ended September 30, 2022, the Company had a working capital deficit from continuing operations of $1,054,000 and a loss from continuing operations of $76,288,000.

The Company’s cash decreased by $17,844,000 for the nine months ended September 30, 2022, primarily due to the loss from continuing operations of $76,288,000. The decrease in cash was primarily a result of the loss from continuing operations, which was partially offset by certain non cash adjustments such as the goodwill impairment of $34,835,000. Additionally, the decrease in cash was offset by the net proceeds of $22,758,000 from the 2022 Sales Agreement (see NOTE 10 - STOCKHOLDERS’ EQUITY for details on the 2022 Sales Agreement). Assuming the ability to complete sales of shares at current market prices under stable market conditions, as of September 30, 2022, the Company had $26,364,000 of gross funds available under the 2022 Sales Agreement.

Based on the Company's current business plan assumptions and the expected cash burn rate, the Company believes that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these unaudited condensed financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company is actively monitoring its operations, the cash on hand and working capital. The Company is currently in the process of reviewing external financing options in order to sustain its operations. If additional financing is not available, the Company also has contingency plans to reduce or defer expenses and cash outlays should operations weaken in the look-forward period.

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

During the third quarter of 2022, the Company experienced a significant decline in its market capitalization, which management deemed a triggering event related to goodwill. As a result, the Company performed an interim impairment assessment as of September 30, 2022, and determined that as of the reporting date the Company had an impairment related to its goodwill in the amount of $34,835,000.

The Company utilized a weighted combination of the income-based approach and market-based approach to determine the fair value of the reporting unit. Key assumptions used in the income-based approach included forecasts of revenue, operating income, depreciation and amortization expense, capital expenditures and future working capital requirements, terminal growth rates, and discount rates based upon the reporting unit's weighted-average cost of capital adjusted for the risk associated with the operations at the time of the assessment. The income-based approach largely relied on inputs that were not observable to active markets, which would be deemed “Level 3” fair value measurements, as defined in the Fair Value Measurements section below. Key assumptions used in the market-based approach included the selection of appropriate peer group companies and the associated valuation multiples. Changes in the estimates and assumptions used to estimate fair value could materially affect the determination of fair value and the impairment test result.

Fair Value of Financial Instruments

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, restricted cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value as of September 30, 2022 and December 31, 2021, because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt, contingent consideration and long-term receivables approximates fair value as of September 30, 2022 and December 31, 2021, given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

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

There were no changes in levels during the nine months ended September 30, 2022.

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

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, performance obligations are satisfied

The following table presents a summary of revenue (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Recurring revenue	$4,839	$1,233	$8,616	$3,142
Product and service revenue	2,586	1,382	6,755	7,963
Total revenue	$7,425	$2,615	$15,371	$11,105

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

Revenue by Customer Type

The following table presents a summary of revenue by customer type (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Government customers	$5,548	$1,548	$9,942	$4,186
Commercial customers	1,877	1,067	5,429	6,919
Total revenue	$7,425	$2,615	$15,371	$11,105

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

Where performance obligations for a contract with a customer are not yet satisfied or have only been partially satisfied as of a particular date, the unsatisfied portion is to be recognized as revenue in the future. As of September 30, 2022, the Company had approximately $28,606,000 of remaining performance obligations not yet satisfied or partially satisfied. The Company expects to recognize approximately 58% of this amount as revenue over the succeeding twelve months, and the remainder is expected to be recognized over the next two to four years thereafter.

Unbilled accounts receivable

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, unbilled accounts receivables, and contract liabilities on the unaudited condensed consolidated balance sheets. Billed and unbilled accounts receivable are presented as part of accounts receivable, net, on the unaudited condensed consolidated balance sheets. When billing occurs after services have been provided, such unbilled amounts will generally be billed and collected within 60 to 120 days, but typically no longer than over the next twelve months. Unbilled accounts receivables of $605,000 and $415,000 were included in accounts receivable, net, in the unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.

Contract liabilities

When the Company advance bills clients prior to providing services, generally such amounts will be earned and recognized in revenue within the next six months to five years, depending on the subscription or licensing period. These assets and liabilities are reported on the unaudited condensed consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the nine months ended September 30, 2022 were not materially impacted by any other factors. Contract liabilities as of September 30, 2022 and December 31, 2021 were $4,586,000 and $3,272,000, respectively. During the nine months ended September 30, 2022, $2,023,000 of the contract liabilities balance as of December 31, 2021 was recognized as revenue.

The services due for contract liabilities described above are shown below as of September 30, 2022 (dollars in thousands):

2022, remaining	$1,549
2023	2,200
2024	521
2025	204
2026	88
Thereafter	24
Total	$4,586

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

Cash subject to contractual restrictions and not readily available for use is classified as restricted cash and cash equivalents. The Company’s restricted cash balances are primarily made up of cash collected on behalf of certain client jurisdictions. Restricted cash and cash equivalents for these client jurisdictions as of September 30, 2022 and December 31, 2021 were $888,000 and $804,000, respectively, and correspond to equal amounts of related accounts payable and are presented as part of accounts payable and accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

Concentrations of Credit Risk

The Company deposits its temporary cash investments with highly rated financial institutions that are located in the United States and Israel. The United States deposits are federally insured up to $250,000 per account. As of September 30, 2022 and December 31, 2021, the Company had deposits from continuing operations totaling $8,757,000 and $26,600,000, respectively, in five U.S. financial institutions and one Israeli financial institution.

The Company has a market concentration of revenue and accounts receivable from continuing operations related to its customer base.

Customer A accounted for 13% and less than 10% of the Company’s unaudited condensed consolidated revenues for the three months ended September 30, 2022 and 2021, respectively.

Customer B accounted for less than 10% and 13% of the Company’s unaudited condensed consolidated revenues for the three months ended September 30, 2022 and 2021, respectively.

Customer C accounted for less than 10% and 13% of the Company’s unaudited condensed consolidated revenues for the nine months ended September 30, 2022 and 2021, respectively.

Customer D accounted for less than 10% and 19% of the Company’s unaudited condensed consolidated revenues for the nine months ended September 30, 2022 and 2021, respectively.

No other single customer accounted for more than 10% of the Company’s unaudited condensed consolidated revenues for the three and nine months ended September 30, 2022 and 2021.

As of September 30, 2022, no single customer accounted for more than 10% of the unaudited condensed consolidated accounts receivable balance. As of December 31, 2021, Company E accounted for 13% of the unaudited condensed consolidated accounts receivable balance.

No other single customer accounted for more than 10% of the Company’s unaudited condensed consolidated accounts receivable balance as of  December 31, 2021.

Other Current Liabilities

A summary of other current liabilities is as follows (in thousands):

	September 30, 2022	December 31, 2021
Payroll and payroll related	$2,648	$1,673
STS earnout	1,001	-
Right of offset to restricted cash	883	752
Other	351	479
Total	$4,883	$2,904

Significant Accounting Policies

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

NOTE 2 – ACQUISITIONS

STS Acquisition

On June 17, 2022, the Company completed its acquisition of Southern Traffic Services ("STS") by acquiring 100% of the issued and outstanding capital stock of STS. The acquisition included total consideration of $12,799,000 including; cash consideration of $6,500,000, $1,001,000 related to an earnout based on the achievement of certain performance metrics ("STS Earnout") and $1,298,000 contingent on the closing of a future contract ("STS Contingent Consideration"), 798,666 shares of the Company’s common stock, valued at $2,000,000, and a $2,000,000 note. As a result of the transaction, STS has become a wholly-owned subsidiary of the Company.

The STS Contingent Consideration in the amount of $2,000,000 will be paid in cash if on or prior to October 30, 2024, the Company enters into a multi-year extension of the Georgia Department of Transportation Contract on substantially similar terms and conditions. The STS Contingent Consideration shall be payable within 30 days of the effectiveness of the extension of the Georgia Department of Transportation Contract. STS Contingent Consideration is presented as part of other non-current liabilities on the unaudited condensed consolidated balance sheets.

The Company shall pay the STS Earnout payment based on the STS EBITDA for the twelve month period ended December 31, 2022. The STS Earnout payment shall in no event exceed $2,000,000. Any payment related to the STS Earnout will be paid within 60 days of December 31, 2022. The STS Earnout is presented as part of other current liabilities on the unaudited condensed consolidated balance sheets.

The purchase price for the acquisition of STS has been preliminarily allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date. The table below shows the breakdown related to the preliminary purchase price allocation for the acquisition (dollars in thousands):

Cash paid	$6,500
Common stock issued	2,000
Earnout consideration	1,001
Contingent consideration	1,298
Note consideration	2,000
Total consideration	$12,799
Assets
Cash and cash equivalents	$111
Inventory	290
Accounts receivable	2,702
Other current assets	141
Customer relationships	3,400
Tradename	700
Property and equipment	5,509
Right of use assets	399
Total assets acquired	13,252
Liabilities
Accounts payable and accrued expenses	913
Contract liabilities	56
Other current and non-current liabilities	48
Lease liability	399
Deferred tax liability	954
Total liabilities assumed	2,370
Fair value of identifiable net assets acquired	10,882
Goodwill	$1,917

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)		(Dollars in thousands except for per share data)
Total revenue from continuing operations	$7,425	$6,358	$21,256	$22,314
Net loss from continuing operations	$(48,085)	$(9,916)	$(76,961)	$(21,866)
Basic and diluted loss per share from continuing operations	$(0.90)	$(0.22)	$(1.57)	$(0.52)
Basic and diluted number of shares	53,482,110	45,522,003	49,078,379	41,940,307

NOTE 3 – INVESTMENTS

Investments in Unconsolidated Companies

In February 2017, the Company contributed substantially all of the assets and certain liabilities related to its vehicle services business to Global Public Safety (the “GPS Closing”). After the GPS Closing, the Company continues to own 19.9% of the units of Global Public Safety. This equity investment does not have a readily determinable fair value and the Company reports this investment at cost, less impairment. As of September 30, 2022 and December 31, 2021 the investment in Global Public Safety had a value of $0.

In June 2020, the Company announced a joint venture in which the Company would have a 50% equity interest in Roker Inc. (“Roker”). In the third quarter of 2020 and the first quarter of 2021, the Company contributed $75,000 for its 50% equity interest for a total investment of $150,000. This investment is accounted for under the equity method. During the three and nine months ended September 30, 2021, the Company recognized a loss in its unconsolidated investments of $74,000 and $150,000, respectively. As of September 30, 2022 and December 31, 2021 the investment in Roker had a value of $0.

There have been no distributions or earnings received from either investment.

Roker SAFE

In April 2021, in exchange for $1,000,000 the Company entered into a SAFE with Roker (the “Roker SAFE”). In  October 2021 and during the 2022 fiscal year, the Company invested an additional $250,000 and $610,000, respectively, in the Roker SAFE. The Roker SAFE allows the Company to participate in future equity financings of Roker, through a share-settled redemption of the amount invested (such notional being the “invested amount”). Alternatively, upon the occurrence of a change of control or an initial public offering (other than a qualified financing), the Company has the option to receive either (i) cash payment equal to the invested amount under the SAFE, or (ii) a number of shares of common stock equal to the invested amount divided by the liquidity price set forth in the Roker SAFE. The Company’s investment in the Roker SAFE is recorded on the cost method of accounting and included under SAFE investment on the unaudited condensed consolidated balance sheets and is shown as long-term, as it is not readily convertible into cash. If the Company identifies factors that may be indicative of impairment, the Company will review the investment for impairment. No factors indicative of impairment were identified during the three months ended September 30, 2022.

NOTE 4 – SUPPLEMENTAL NON CASH DISCLOSURES OF CASH FLOW INFORMATION

Supplemental non cash disclosures of cash flow information for the nine months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for interest	$26	$-
Cash paid for taxes	22	-
Increase in accounts payable and accrued expenses related to purchases of property and equipment	-	2,479
Investing activities:
Fair market value of shares issued in connection with the acquisition of Waycare	-	20,287
Fair market value of shares issued in connection with the acquisition of STS	2,000	-
Contingent Consideration in connection with the acquisition of STS	1,298	-
Earnout Consideration in connection with the acquisition of STS	1,001	-
Note Consideration in connection with the acquisition of STS	2,000	-
Deferred tax liabilities resulting from purchase accounting adjustments in connection with the acquisition of STS	954
Loans issued for property and equipment	460	-
Financing activities:
Series A Cumulative Convertible Redeemable Preferred stock dividends included in accounts payable and accrued expenses, settled in common stock	-	(1,005)
Series A Cumulative Convertible Redeemable Preferred stock included in temporary equity, settled in common stock	-	(6,770)
Series B Cumulative Convertible Preferred stock dividends included in accounts payable and accrued expenses, settled in common stock	-	(179)
New Leases under ASC-842:
Recognition of operating lease - right-of-use lease asset	3,508	6,039
Lease incentives	919	3,833
Recognition of operating lease - lease liability	$(4,427)	$(9,872)

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

Operating lease expense from continuing operations for the three months ended September 30, 2022 and 2021 was $618,000 and $105,000, and for the nine months ended September 30, 2022 and 2021 was $1,533,000 and $278,000, respectively, and is presented as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities from continuing operations was $273,000 and $245,000 for the nine months ended September 30, 2022 and 2021, respectively.

In the first quarter of 2022, the Company entered into a lease agreement for its Israeli operations. As part of the lease agreement, there were $919,000 in lease incentives provided to the Company which will be used to update the structure of the leased space and furnish the leased space.

Supplemental balance sheet information related to leases as of  September 30, 2022 was as follows (dollars in thousands):

Operating lease right-of-use lease assets	$9,809

Current portion of lease liability	$1,066
Long-term portion of lease liability	14,493
Total lease liability	$15,559

Weighted average remaining lease term - operating leases (years)	9.68

Weighted average discount rate - operating leases	9.0%

2022, remaining	$601
2023	2,400
2024	2,349
2025	2,306
2026	2,270
Thereafter	13,523
Total lease payments	$23,449
Less imputed interest	7,890
Maturities of lease liabilities	$15,559

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

STS Acquisition

The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date. Since the acquisition of STS occurred on June 17, 2022, the results of operations for STS from the date of acquisition have been included in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2022. As part of the Company's preliminary purchase price allocation for the acquisition, the Company recognized $1,917,000 in goodwill, $3,400,000 in customer relationships and $700,000 of marketing related intangible assets related to the STS tradename.

Intangible Assets Subject to Amortization

The following summarizes the change in intangible assets from December 31, 2021 to September 30, 2022 (dollars in thousands):

	Useful Life (in Years)	December 31, 2021	Additions	Amortization	September 30, 2022
Intangible assets subject to amortization
Customer relationships	10 - 15	$328	$3,400	$(68)	$3,660
Marketing related	5	97	700	(68)	729
Technology based	3 - 10	20,304	-	(2,595)	17,709
Internally capitalized software	3	677		(324)	353
Intangible assets subject to amortization		$21,406	$4,100	$(3,055)	$22,451

The following provides a breakdown of identifiable intangible assets as of September 30, 2022 (dollars in thousands):

	Customer Relationships	Marketing Related	Technology Based	Internally Capitalized Software	Total
Identifiable intangible assets	$3,861	$1,027	$24,107	$1,452	$30,447
Accumulated amortization	(201)	(298)	(6,398)	(1,099)	(7,996)
Identifiable intangible assets, net	$3,660	$729	$17,709	$353	$22,451

These intangible assets are amortized on a straight-line basis over their estimated useful life. Amortization expense for the three months ended  September 30, 2022 and 2021 was $1,063,000 and $713,000, respectively, and for the nine months ended September 30, 2022 and 2021 was $3,055,000 and $1,529,000, respectively and is presented as part of depreciation and amortization in the accompanying unaudited condensed consolidated statements of operations.

As of September 30, 2022, the estimated impact from annual amortization from intangible assets for each of the next five fiscal years and thereafter is as follows (dollars in thousands):

2022, remaining	$1,055
2023	4,157
2024	3,841
2025	3,832
2026	3,019
Thereafter	6,547
Total	$22,451

NOTE 7 – DEBT

STS Notes

On June 17, 2022, pursuant to the terms of the Company’s acquisition of STS, the Company issued an aggregate of $2,000,000 of notes payable in the form of two unsecured, subordinated promissory notes, each in the principal amount of $1,000,000 and bearing an interest rate of 3.0% per annum, payable quarterly.  The notes mature on June 14, 2024 and June 17, 2025, respectively. The aggregate balance of these notes payable was $2,000,000 as of  September 30, 2022 and is included in Notes payable long-term, in the unaudited condensed consolidated balance sheets.

Firestorm Notes

On January 25, 2017, pursuant to the terms of the Company’s acquisition of certain now discontinued subsidiaries (collectively referred to herein as “Firestorm”), the Company issued $1,000,000 in the aggregate form of four unsecured, subordinated promissory notes with interest payable over five years. The principal amount of one of the notes payable is $500,000 payable at an interest rate of 2.0% and the remaining three notes are evenly divided over the remaining $500,000 and payable at an interest rate of 7.0%. The notes mature on January 25, 2022. The aggregate balance of these notes payable was $1,000,000 and $998,000, net of unamortized interest, as of September 30, 2022 and December 31, 2021, respectively, to reflect the amortized fair value of the notes issued due to the difference in interest rates of $0 and $2,000, respectively. The Company is not paying current interest on these notes and did not pay the principal due in January 2022 as the Company has requested rescission in connection with the Firestorm acquisition and is currently in litigation with the sellers (see NOTE 9- COMMITMENTS AND CONTINGENCIES).

Interest Expense

The following table presents the interest expense related to the contractual interest and the amortization of debt issuance costs for the Company’s debt arrangements (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest	$21	$17	$44	$58
Amortization of debt issuance costs	-	4	2	14
Total interest expense	$21	$21	$46	$72

Schedule of Principal Amounts Due of Debt

The principal amounts due for long-term notes payable are shown below as of September 30, 2022 (dollars in thousands):

2022, remaining	$1,026
2023	106
2024	1,074
2025	1,078
2026	83
Thereafter	114
Total notes payable	$3,481

NOTE 8 – INCOME TAXES

The Company maintains a full valuation allowance against its net deferred taxes, outside of the deferred tax liability related to the indefinite lived intangible, through  September 30, 2022.

The Company files income tax returns in Israel, the United States and in various states. No U.S. Federal, state or foreign income tax audits were in process as of September 30, 2022.

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

For the three and nine months ended September 30, 2022 and 2021, the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2018 through 2021 tax years remain subject to examination by the Internal Revenue Service.

As a result of the acquisition of STS, the Company recognized a $4,545,000 in identified definite-lived tangible and intangible assets for which the Company received no tax basis due to the stock acquisition. As a result, the Company recorded a deferred tax liability of $954,000 which increased the Company's goodwill related to the STS acquisition. Due to the overall valuation allowance position of the Company, the deferred tax liability was used to offset the Company's deferred tax asset and thus reducing the total valuation allowance. This impact to the valuation allowance was booked as a tax benefit. The tax benefit of $954,000 was recorded for the three and nine months ended September 30, 2022.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Firestorm Principals

On August 19, 2019, we filed suit in the United States District Court for the Southern District of New York against three former executives of the Company (the “Firestorm Principals”) who were founders of two related former subsidiaries—Rekor Systems, Inc. v. Suzanne Loughlin, et al., Case no. 1:19-cv-07767-VEC. On January 30, 2020, we filed a Second Amended Complaint (the “Complaint”). The Complaint alleges that the Firestorm Principals fraudulently induced the execution of the Membership Interest Purchase Agreement wherein Firestorm was acquired by the Company in exchange for cash, the Firestorm Notes, the Firestorm Warrants and other consideration. The Complaint also alleges claims for breach of fiduciary duty, conversion, and trespass to chattels arising from the Firestorm Principals’ alleged deletion of company email records. The Complaint requests equitable rescission of the acquisition transaction, including relieving the Company from further obligations with respect to the Firestorm Notes and Firestorm Warrants,  and monetary damages.

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

In related lawsuits, in 2020, the Firestorm Principals filed various suits in New York, Delaware and Virginia against directors and officers of the Company, alleging breach of fiduciary duty for failure to pay the Firestrom Notes and allow the exercise of the Firestorm Warrants and libel for disclosures related to its claims in the Company’s quarterly filing on Form 10-Q. The defendants in the suits moved to dismiss the amended complaint. At this stage of these litigations, the suits against two of the directors have been completely dismissed. Appeal of the dismissal has been denied in one of these cases and is pending in the other.and one has been permitted to proceed although the Firestorm Principals have not done so. On  March 16, 2022, the court in the Virginia action dismissed the breach of fiduciary duty claim without prejudice, which would permit it to be refiled in Delaware Chancery Court, although the Firestorm Principals have not done so. The Virginia Court denied the motion to dismiss the defamation claim on jurisdictional grounds. The defamation claim in Virginia will now be challenged considering the dismissal on substantive grounds. The Delaware court has denied our motion to dismiss, but there was only limited discovery before the deadline expired. The Firestrom Principals are now requesting an extension of the discovery deadline, which the defendant directors are opposing.

At this stage of these litigations, we are unable to render an opinion regarding the likelihood of a favorable outcome, except where dismissal has been upheld on appeal. We intend to continue vigorously litigating our claims against the Firestorm Principals and believe that the Firestorm Principals’ remaining counterclaims and suits against Rekor directors and officers are without merit.

Fordham

On  September 18, 2020, Fordham Financial Management, Inc. (“Fordham”) commenced a lawsuit against the Company in the Supreme Court for the State of New York, New York County. Fordham alleged that the Company offended an underwriting agreement with Fordham and brought claims for breach of contract. On October 17, 2022, the Court granted Fordham’s motion for summary judgment and denied the Company’s cross-motions for summary judgment and to compel discovery. The Court awarded Fordham $1,025,000, representing 3% of the gross proceeds generated from the Company’s previously announced and concluded at-the-market equity program commenced on August 14, 2019, plus pre-judgment interest accruing at 9% per annum since April 14, 2019, and reasonable attorneys’ fees. The Company chose not to appeal the decision and satisfied the judgement. In exchange for a payment of $1,320,000 by the Company, the plaintiff agreed to a full and complete discharge of the plaintiff’s claim. This amount was recorded in other (expense) income on the Company's unaudited condensed consolidated statements of operations.

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

For the nine months ended September 30, 2022, the Company sold 9,019,062 shares of common stock at a weighted-average selling price of $2.62 per share in accordance with the 2022 Sales Agreement. Net cash provided from the 2022 Sales Agreement was $22,758,000 after paying $169,000 related to the issuance cost, as well as 3.0% or $709,000 related to cash commissions provided to the Agent.

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

Warrants

A summary of the warrant activity for the Company for the period ended September 30, 2022 is as follows:

	Series A Preferred Stock Warrants (1)	Firestorm Warrants (2)	Secure Education Warrants (3)	2018 Public Offering Warrants (4)	Total
Active warrants as of January 1, 2022	41,996	631,254	15,556	3,505	692,311
Exercised warrants	-	-	-	-	-
Outstanding warrants as of September 30, 2022	41,996	631,254	15,556	3,505	692,311
Weighted average strike price of outstanding warrants as of September 30, 2022	$1.03	$3.09	$6.06	$1.00	$3.02
Intrinsic value of outstanding warrants as of September 30, 2022	$-	$-	$-	$-	$-

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

Stock compensation expense related to stock options for the three months ended  September 30, 2022 and 2021 was $2,000 and $30,000, respectively, and for the nine months ended September 30, 2022 and 2021 was $43,000 and $90,000, respectively, and is presented, based on the awardees operating department, as general administrative, selling and marketing and research and development expenses in the accompanying unaudited condensed consolidated statements of operations.

A summary of stock option activity under the Company’s 2017 Plan for the period ended September 30, 2022 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding Balance as of December 31, 2021	1,012,336	$1.28	6.50	$5,002,000
Exercised	(25,638)	1.54
Forfeited	(6,999)	0.90
Expired	(19,547)	2.78
Outstanding balance as of September 30, 2022	960,152	$1.24	5.44	$95,000
Exercisable as of September 30, 2022	959,319	$1.24	5.43	$95,000

As of September 30, 2022, there was $0 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan.

Restricted Stock Units

Stock compensation expense related to RSU’s for the three months ended  September 30, 2022 and 2021 was $1,626,000 and $664,000, respectively, and for the nine months ended September 30, 2022 and 2021 was $5,370,000 and $2,510,000, respectively, and is presented, based on the awardees operating department, as general administrative, selling and marketing and research and development expenses in the accompanying unaudited condensed consolidated statements of operations.

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

A summary of RSU activity under the Company’s 2017 Plan for the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted Average Unit Price	Weighted Average Remaining Contractual Term (Years)
Outstanding balance as of December 31, 2021	1,347,879	$10.94	2.20
Granted	1,566,213	3.82	2.03
Vested	(496,928)	10.85
Forfeited	(360,576)	10.53
Outstanding balance as of September 30, 2022	2,056,588	$5.76	1.67

The grant date fair value is based on the estimated fair value of the Company’s common stock on the date of grant. All RSUs granted vest upon the satisfaction of a service-based vesting condition.

As of September 30, 2022, there was $9,404,000 of unrecognized stock compensation expense related to unvested RSUs granted under the 2017 Plan that will be recognized over an average remaining period of 1.67 years.

NOTE 12 – LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Basic and diluted loss per share
Net loss from continuing operations	$(48,085)	$(9,613)	$(76,288)	$(19,777)
Less: preferred stock accretion	-	-	-	(101)
Less: preferred stock dividends	-	-	-	(51)
Net loss attributable to shareholders from continuing operations	$(48,085)	$(9,613)	$(76,288)	$(19,929)
Net loss attributable to shareholders from discontinued operations	-	-	-	(4)
Net loss attributable to shareholders	$(48,085)	$(9,613)	$(76,288)	$(19,933)
Weighted average common shares outstanding - basic and diluted	53,482,110	41,938,863	48,279,713	38,357,167
Basic and diluted loss per share from continuing operations	$(0.90)	$(0.23)	$(1.58)	$(0.52)
Basic and diluted loss per share from discontinued operations	-	-	-	(0.00)
Basic and diluted loss per share	$(0.90)	$(0.23)	$(1.58)	$(0.52)
Common stock equivalents excluded due to the anti-dilutive effect	3,709,051	2,429,924	3,709,051	2,429,924

As the Company had a net loss for the three and nine months ended September 30, 2022, the following 3,709,051 potentially dilutive securities were excluded from diluted loss per share: 692,311 for outstanding warrants, 960,152 related to outstanding options and 2,056,588 related to outstanding RSUs.

As the Company had a net loss for the three and nine months ended September 30, 2021, 2,429,924 potentially dilutive securities were excluded from diluted loss per share: 694,299 for outstanding warrants, 1,082,971 related to outstanding options and 652,654 related to outstanding RSUs.

NOTE 13 – SUBSEQUENT EVENTS

Roker SAFE

In the fourth quarter of 2022, the Company invested an additional $145,000 in the Roker SAFE.

Fordham

On October 17, 2022, a summary judgment was issued against the Company in the previously disclosed lawsuit brought by the Fordham. In exchange for a payment of $1,320,000 by the Company, the plaintiff agreed to a full and complete discharge of the plaintiff’s claim.

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

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

●	significant risks, uncertainties and other considerations discussed in this report;
●	operating risks, including supply chain, equipment or system failures, cyber and other malicious attacks and other events that could affect the amounts and timing of revenues and expenses;
●	reputational risks affecting customer confidence or willingness to do business with us;
●	financial market conditions and the results of financing efforts;
●	our ability to successfully identify, integrate and complete acquisitions and dispositions, including the integration of the Waycare Acquisition and STS Acquisition;
●	our continued ability to successfully access the public markets for debt or equity capital;
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

General

Overview

We are a roadway intelligence and data services company providing products and solutions to meet the increasing demand for smarter, safer, and greener intelligent transportation infrastructure. Our operations are conducted by our wholly-owned subsidiaries, Rekor Recognition Systems, Inc., or Rekor Recognition, Waycare Technologies, Ltd., or (“Waycare”), and Southern Traffic Services, Inc., or (“STS”).

We specialize in: 1) the collection and aggregation of roadway and mobility related data from multiple sources, 2) the analysis and transformation of that data into knowledge and actionable insights, and 3) the distribution of those insights to multiple users in a secure environment using the highest levels of encryption and privacy standards. Our intellectual property and proprietary technologies harness the latest advancements in artificial intelligence, machine learning, data analysis, edge processing and communications to address critical challenges in transportation management, public safety, urban mobility, and key commercial markets. Our objective has been to create a collection and distribution service that aggregates multiple streams of data relevant to a transportation and mobility network, converges, processes and analyzes them, and provides real-time and predictive information to decision makers and users of that network in a flexible and rich user environment based on individual needs and use-cases. Our Rekor OneTM  platform serves as a uniform architecture and backbone for the collection and delivery of roadway intelligence to increase roadway safety, efficiency and sustainability of roadways, and make communities safer, smarter, greener and more connected. Providing products and services across 80 countries, we deliver intelligent infrastructure solutions for government agencies and commercial clients in the United States and around the world.

Transportation infrastructure is the backbone of a functioning economy. People, vehicles, materials, and information all require 24/7 mobility, something that depends on well-maintained, synchronized networks and systems. The cost, complexity and interdependency of these systems has made it difficult to keep pace in a rapidly growing and changing world. Rekor’s data-driven solutions help make better use of existing infrastructure and have also been developed to aid in planning and implementing the next generation of transportation infrastructure, as well as be part of that infrastructure. Roads, bridges, tunnels, and residential areas have much to tell us if we gather and analyze the data they can provide and exploit the knowledge that gives us about how to optimally serve the public with an efficient, safe, and healthy living environment. Rekor is driven to help its customers generate and make intelligent use of that knowledge.

Spurred by the 2021 Infrastructure Investment and Jobs Act, we expect the United Sates to make an unprecedented investment in transportation infrastructure. The bill allocates $550 billion in new spending, spread out over five years, to rebuild roads, bridges and rails, and airports, in addition to providing high-speed internet access and addressing climate concerns. As part of this, federal, state, and local governments are prioritizing strategic investments dedicated to improving existing transportation management and increasing public safety through modern, efficient and connected infrastructure. We expect to play an important role in meeting the need for improved data as agencies plan for and build the transportation networks of the future. Once completed, we also expect those networks to be data interactive: generating and distributing real-time intelligence that can be used to improve traffic management, public safety, maintenance and emergency services, as well as by planning agencies and users such as connected and autonomous vehicles. Our primary objective has been to develop the technology that will play a central role in that process.

Our first step was to develop the ability to extract a more accurate and detailed information of roadway and mobility activity than existing technology. We call this “ground truth data” and have used artificial intelligence algorithms and machine learning to design computer-vision software that provides a wealth of important data about the movements of motorized and non-motorized vehicles, including bicycles and pedestrians. It includes vehicle classifications, counts, direction of travel, speed, make, model, color and other data. Our technology allows this ground truth data to be extracted by optical and IoT sensors at the “edge” of the network, close to the source of the activity being evaluated. Extracting relevant data at the edge improves the ability to generate and communicate timely insights by reducing latency, response time, and the volume of raw data that needs to be communicated through the network.

Our platform also provides the ability to anonymize vehicle information and to distribute discrete information to multiple users based on the specific data that each user needs to know. This permits us to provide unmatched cross-agency and public/private entity collaboration using a single source-of-truth while presenting customized information to multiple users simultaneously, where previously agencies would derive information from separate sources, at different times and with varying degrees of accuracy. As a result, we can provide simultaneous alerts and consistent, real-time situational awareness during emergencies to separate agencies such as first-responders, police, fire and medical support, while also providing other agencies with the benefit of comprehensive, accurate and fully up-to-date archival information for use in planning, management and maintenance. The ability of our platform to allow each sensor in the network to be linked together and to supply customized data to multiple users can provide significant reductions in costs for our clients as compared to the installation and maintenance of separate dedicated systems. Thus, the combination of our software’s data extraction and distribution capabilities allows us to simplify the network environment while enhancing its functionality at the same time. Simply put, we can dramatically increase the amount of usable data and actionable insights available to our clients at the same time that we can significantly reduce the number of sensors and infrastructure required to collect that data.

Another advantage of our software is that it can be used with a wide variety of commercially available sensors, allowing customers as to achieve superior results leveraging existing infrastructure investments, and with much less expensive equipment than was previously necessary. This makes applications of Rekor technology feasible in environments where costs were previously prohibitive or inaccessible. While Rekor has developed a line of optical and IoT sensors that are purpose-built to make the most efficient use of our software, customers can use it with existing sensor systems and integrate to our network seamlessly, without needing to install new equipment. This reduces installation and lead time in the adoption of our solutions and facilitates cross agency adoption and data unification.

Having achieved the ability to obtain comprehensive ground truth data more accurately and at less expense than existing systems, our next objective was to develop the ability to aggregate multiple sources of third-party data into the platform. We have designed our platform to serve as a central exchange, so that third party data can be used in tandem with our ground truth data to provide a more holistic view of the transportation network within a particular region. We call this the Rekor Partner Network (RPN).  RPN members include Waze, Mobileye, Wejo, Otonomo, TomTom, Tomorrow.io, and dozens of other leading data companies around the world. By incorporating weather forecasts, event and dispatch schedules, historical patterns and similar data into our analysis, we can provide a wide variety and volume of diverse and related insights that are more comprehensive, and predictive. Using these additional sources of data, we are able to provide our clients with a regional technology environment that ingests and analyzes data from both existing infrastructure and third-party sources, producing superior visibility of the transportation and mobility network in real time, together with improved identification and predictions of disruptive events.

Intelligence-Driven Innovation

We currently provide software, hardware and services to support intelligent transportation networks and enhance community safety and security.  These products and services have been designed to support a single integrated platform: Rekor OneTM. Using this proprietary platform, Rekor can extract real time data about the activity on a transportation network, aggregate it with multiple streams of data from other sources, analyze and reprocess it holistically, and then use it to distribute coherent information to customers that can be used to make decisions about how the network should be used and managed.

We have concentrated on developing a platform that facilitates the efficient collection, analysis and distribution of a large volume and variety of data. The velocity and veracity of data that we have captured and applied in building our proprietary artificial intelligence and machine learning models have provided us with a significant first-mover advantage. From the very beginning, we have been collecting, aggregating, cleansing, extracting, transforming, and using data to build and improve our models. Today, we can extract and process a deeply detailed picture of a roadway environment and what is moving in that environment with an unmatched level of accuracy in our inferences, predictive analytics, and insights.

We are rapidly growing the geographic area connected by smart optical IoT devices at-the-edge to the open architecture of our Rekor One intelligence platform. In addition to digitizing existing infrastructure by capturing real-time data from new and existing roadway devices, our platform enables us to extend the scope of our knowledge via proprietary algorithms that pull the data and process it through our models. Beyond this, we are augmenting our data through a growing network of data partners.  This provides multiple trillions of additional data points that unlock further real-time and predictive operational insights about what is happening in a given transportation environment at every moment. Example data sources from our partner network include mobility, navigation, and traffic applications, in-vehicle data, connected, autonomous vehicles datasets, weather, supply chain, event management, and a rapidly growing list of customer-provided and crowd-sourced data. The more data we capture and inject into our machine learning models, the smarter and more accurate they become. Due to the incredible strength and accuracy of our models, we can extract more data from the roadways than ever before possible, and generate rich multi-dimensional insights for our customers about what is happening in real-time. In addition, we use AI-driven predictive analytics to forecast what will happen in the next five minutes, in 12 or 24 hours, and even days and months into the future. From these insights, customers can make better informed proactive decisions and achieve improved operational efficiency through a more strategic allocation of resources.

At the core of all our intelligent infrastructure solutions is the Rekor OneTM intelligence platform. Fueled by rich data and powered by AI, Rekor OneTM is purpose-built to be a single source of truth and insights serving multiple customer segments and multiple missions. Built on the foundation of Rekor One, we can simultaneously deliver vertical-specific solutions for traffic management, public safety, and commercial markets. With our advanced technology and domain expertise, we have developed solutions that address diverse use cases across a number of public and private sector segments. Example use-cases we can support include:

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

With access to multiple sources of data and our award-winning AI-driven innovations, we believe we have established a leadership position in providing these intelligent infrastructure solutions. Our solutions deliver unrivaled insights that increase roadway safety, efficiency, and sustainability while enabling safer, smarter, and more connected cities and communities. Using our proprietary centralized platform we can collect, analyze, and turn infrastructure data into insights with new products and services that help governments and businesses increase mobility and safety, drive revenue, and power innovation for billions of people and trillions of interactions.

The Road Ahead

We believe the world is at an inflection point. In the next five years, governments will make significant investments to improve aging infrastructure. Recent technological developments such as edge- and cloud-based computing artificial intelligence, advances in rich data management and the internet of things, have put us in a unique position to help revolutionize mobility by developing intelligent infrastructure that closes the gap between rapidly evolving technology and aging, legacy infrastructure. These are not just our aspirational goals, but things we’re working on now. By aggregating data from optical sensors, connected vehicles, and third-party providers, processing it using artificial intelligence, and packaging it to provide real-time insights and long-term solutions, we can help governments and businesses address issues of aging infrastructure as well as the unprecedented mobility, public safety and environmental challenges they face.

We believe our leadership in in using advanced technology to develop intelligent infrastructure solutions puts us in an advantaged market position at the forefront of developing a new economy.  As we provide governments and businesses with new products and services that use trillions of intelligent infrastructure interactions to increase safety and sustainability, drive revenue, and power innovation for the benefit of billions of people, we expect to serve both our shareholders and the world at large.

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

Hardware is sold through direct sales or subscriptions and is typically sold with a software subscription or license arrangement. Revenue from direct sales is generally recognized when the hardware is delivered, or installation is completed in accordance with the terms of the contract. Revenue from hardware subscriptions may include software subscriptions and are recognized as recurring revenue throughout the term of the subscription agreement.

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

Results of Operations

Our historical operating results in dollars are presented below. This analysis of operation is solely related to continuing operations and does not consider the results of discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Revenue	$7,425	$2,615	$15,371	$11,105
Cost of revenue, excluding depreciation and amortization	4,119	1,402	8,780	4,705

Operating expenses:
General and administrative expenses	6,841	6,813	22,541	16,094
Selling and marketing expenses	2,432	1,125	6,390	3,044
Research and development expenses	4,911	2,000	13,772	4,741
Goodwill impairment	34,835	-	34,835	-
Depreciation and amortization	1,926	930	4,846	2,169
Total operating expenses	50,945	10,868	82,384	26,048

Loss from operations	(47,639)	(9,655)	(75,793)	(19,648)
Other income (expense):
Interest expense	(21)	(21)	(46)	(72)
Other (expense) income	(1,379)	66	(1,403)	103
Total other income (expense)	(1,400)	45	(1,449)	31
Loss before income taxes and equity method investments	(49,039)	(9,610)	(77,242)	(19,617)
Income tax benefit (provision)	954	(3)	954	(10)
Equity in loss of investee	-	-	-	(150)
Net loss from continuing operations	$(48,085)	$(9,613)	$(76,288)	$(19,777)

Comparison of the Three and Nine Months Ended September 30, 2022 and the Three and Nine Months Ended September 30, 2021

Total Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Revenue	$7,425	$2,615	$4,810	184%	$15,371	$11,105	$4,266	38%

Revenue increased 184% to $7,425,000 for the three months ended September 30, 2022, compared to the prior corresponding quarter. The increase in revenue for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was primarily attributable to the synergies with our recent acquisitions. During the three months ended September 30, 2022, revenue attributable to our acquisition of STS was $3,503,000.

Revenue increased 38% to $15,371,000 for the nine months ended September 30, 2022, compared to the corresponding prior nine-month period. The increase in revenue for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily a result of our recent acquisition of STS and its existing customer base. During the nine months ended September 30, 2022, revenue attributable our STS acquisition was $3,990,000. As part of our change in selling strategy, we have focused on a sales model that employs contracts with recurring revenue. We expect these contracts to provide a more predictable stream of revenues, compared to one-time sales of hardware and software licenses which are generally more difficult to predict.

Cost of Revenue, Excluding Depreciation and Amortization

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Cost of revenue, excluding depreciation and amortization	$4,119	$1,402	$2,717	194%	$8,780	$4,705	$4,075	87%

For the three and nine months ended September 30, 2022, cost of revenue, excluding depreciation and amortization increased by $2,717,000 and $4,075,000 compared to the corresponding prior periods primarily due to an increase in personnel and other direct costs such as hardware that were incurred to support our new go-to-market strategy. As part of a sales strategy to more quickly expand our market reach, we have recently offered certain customers short-term pilot programs which range from three to six months. Our pilot programs generally have lower margins due to additional upfront costs we incur to establish the program, which will not be incurred again if the pilot program is converted into a long-term program. In addition, the Company experienced lower margins on certain hardware sales during these quarters.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Operating expenses:
General and administrative expenses	$6,841	$6,813	$28	0%	$22,541	$16,094	$6,447	40%
Selling and marketing expenses	2,432	1,125	1,307	116%	6,390	3,044	3,346	110%
Research and development expenses	4,911	2,000	2,911	146%	13,772	4,741	9,031	190%
Goodwill impairment	34,835	-	34,835	-	34,835	-	34,835	-
Depreciation and amortization	1,926	930	996	107%	4,846	2,169	2,677	123%
Total operating expenses	$50,945	$10,868	$40,077	369%	$82,384	$26,048	$56,336	216%

General and Administrative Expenses

The increase in general and administrative expenses during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, were primarily due to a $1,863,000 and $5,654,000 increase in personnel costs related to an increase in headcount, including a $62,000 and $184,000 increase in stock-based compensation, respectively. Additionally, for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, we saw an increase in rent expenses mainly associated with our new offices throughout the United States and Israel. During the three months ended September 30, 2022 we saw a decrease in professional fees compared to the same three month period in 2021 due to merger and acquisition activity experienced in the third quarter of 2021, which was related to the Waycare acquisition.

Selling and Marketing Expenses

The increase in selling and marketing expenses during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, was attributable mainly to increased marketing efforts to promote our products and services including digital marketing and other sales efforts. In connection with these efforts, for the three and nine months ended September 30, 2022, there was an increase in staffing to support our growth plan which led to a $1,454,000 and $3,533,000 increase in personnel costs, including a $304,000 and $931,000 increase in stock-based compensation, respectively.

Research and Development Expense

The increase in research and development expenses during the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, was primarily attributable to the development of new products and additional software capabilities, mainly as a result of an increase in headcount and hours associated with research and development activities. For the three and nine months ended September 30, 2022, there was an increase in staffing to support the Company’s new products which led to a $2,215,000 and $7,162,000 increase in personnel costs, including a $520,000 and $1,559,000 increase in stock-based compensation, respectively. Additionally, there was an increase in sub-contractor labor associated with the development of new products and software of $1,014,000 during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Goodwill Impairment

During the third quarter of 2022, we experienced a significant decline in our market capitalization, which management deemed a triggering event related to goodwill. As a result, we performed an interim impairment assessment as of September 30, 2022 and determined that as of the reporting date we had an impairment related to goodwill in the amount of $34,835,000.

Depreciation and Amortization

The increase in depreciation and amortization during the year is attributable primarily to increased technology-based intangible assets that were acquired as part of our acquisition of Waycare.

Other Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2022	2021	$	%	2022	2021	$	%
Other income (expense):
Interest expense	$(21)	$(21)	$-	0%	$(46)	$(72)	$26	36%
Other (expense) income	(1,379)	66	(1,445)	-2189%	(1,403)	103	(1,506)	(1462)%
Total other income (expense)	$(1,400)	$45	$(1,445)	3211%	$(1,449)	$31	$(1,480)	4774%

Interest expense and other income remained consistent period over period. Other expense increased as a result of a legal settlement.

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

The following table sets forth the components of the EBITDA and Adjusted EBITDA for the periods included (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss from continuing operations	$(48,085)	$(9,613)	$(76,288)	$(19,777)
Income taxes	(954)	3	(954)	10
Interest	21	21	46	72
Depreciation and amortization	1,926	930	4,846	2,169
EBITDA	$(47,092)	$(8,659)	$(72,350)	$(17,526)

Share-based compensation	$1,628	$694	$5,413	$2,600
Loss due to change in value of equity investments	-	-	-	150
Goodwill impairment	34,835	-	34,835	-
Legal settlements	1,385	-	1,433	-
One-time consulting fees	-	1,249	1,024	2,025
Adjusted EBITDA	$(9,244)	$(6,716)	$(29,645)	$(12,751)

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

The following table sets forth the components of the Adjusted Gross Profit and Adjusted Gross Margin for the periods included:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands, except percentages)		(Dollars in thousands, except percentages)
Revenue	$7,425	$2,615	$15,371	$11,105
Cost of revenue, excluding depreciation and amortization	4,119	1,402	8,780	4,705
Adjusted Gross Profit	$3,306	$1,213	$6,591	$6,400
Adjusted Gross Margin	44.5%	46.4%	42.9%	57.6%

Adjusted Gross Margin, for the three and nine months ended September 30, 2022 and 2021 decreased to 44.5% from 46.4%, and 42.9% from 57.6%, respectively. As part of a sales strategy to more quickly expand our market reach, we have recently offered certain customers short-term pilot programs which range from three to six months. Our pilot programs generally have lower margins due to additional upfront costs we incur to establish the program, which will not be incurred again if the pilot program is converted into a long-term program. In addition, the Company experienced lower margins on certain hardware sales during these quarters.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Recurring revenue	$4,839	$1,233	$3,606	292%	$8,616	$3,142	$5,474	174%

As we continue to focus on long-term contracts with recurring revenue as part of our business model, we expect recurring revenue growth in future periods to continue to increase as we move to market our suite of products through our Rekor One™ platform.

Total Contract Value

There are certain assumptions that we make when determining the total contract value of an agreement, such as the success rate of renewal periods, cancellations and usage estimates. For the nine months ended September 30, 2022 we won contracts valued at $8,297,000, compared to $7,294,000 of contracts won for the nine months ended September 30, 2021. This represents a $1,003,000 or 14% increase, period over period. The increase in total contract value is partially related to our strategy of entering into pilot programs that require low initial commitments by our customers in the short term in the expectation that they will develop into larger commitments over time. This helps grow our pipeline and demand for our products. As pilot programs convert into longer term and larger scale contracts, we expect to see our KPIs improve.

Performance Obligations

As of September 30, 2022, we had approximately $28,606,000 of contracts that were closed prior to September 30, 2022 but have a contractual period beyond September 30, 2022. This represents an increase of $6,019,000 or 27% compared to $22,587,000 of performance obligations as of December 31, 2021. These contracts generally cover a term of one to five years, in which the Company will recognize revenue ratably over the contract term. We currently expect to recognize approximately 58% of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the following four years. On occasion, our customers will prepay the full contract or a substantial portion of the contract. Amounts related to the prepayment of the contract related to the performance obligation for a service period that is not yet met are recorded as part of our contract liabilities balance.

The increase in total our performance obligations is primarily related to our acquisition of STS.

Lease Obligations

As of September 30, 2022, we had material leased building space at the following locations in the U.S. and Israel:

●	Columbia, Maryland – The corporate headquarters
●	Tel Aviv, Israel

We believe our facilities are in good condition and adequate for their current use. We expect to improve, replace and increase facilities as considered appropriate to meet the needs of our planned operations.

Liquidity and Capital Resources

The following table sets forth the components of our cash flows for the period included (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
			$	%
Net cash used in operating activities	$(30,093)	$(12,321)	$(17,772)	-144%
Net cash used in investing activities	(10,571)	(43,392)	32,821	76%
Net cash provided by financing activities	22,817	70,874	(48,057)	-68%
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	$(17,847)	$15,161	$(33,008)	-218%

Net cash used in operating activities for the nine months ended September 30, 2022 had a net decrease of $17,772,000, which was attributable to the increase in the loss from continuing operations of $76,288,000. This amount was partially offset by an increase in share-based compensation expense, a non-cash adjustment, which increased $2,813,000 to $5,413,000 for the nine months ended September 30, 2022 compared to $2,600,000 for the nine months ended September 30, 2021. This increase is due to the number of equity incentive shares that were issued to employees and directors. Additionally, for the nine months ended September 30, 2022 we recognized an impairment related our goodwill of $34,835,000.

The net increase in net cash used in investing activities of $32,821,000 was primarily due to an increase in the outflow of funds related to merger and acquisition activities. During the nine months ended September 30, 2022, the Company had net cash outflows of $6,389,000 related to the acquisition of STS. During the nine months ended September 30, 2021, the Company had net cash outflows of $40,699,000 related to the acquisition of Waycare.

Net cash provided by financing activities for the nine months ended September 30, 2022 decreased by $48,057,000 from the prior nine month period ended September 30, 2021. During the nine months ended September 30, 2022, as part of our 2022 Sales Agreement, we received net proceeds after deducting the underwriting discounts and commissions and offering expenses payable by us, of $22,758,000. In the prior comparable quarterly period, through our 2021 Public Offering, we received net proceeds, after deducting the underwriting discounts and commissions and offering expenses payable by us, of $70,125,000.

For the three and nine months ended September 30, 2022 and 2021, we funded our operations primarily through cash from operating activities and the sale of equity. As of September 30, 2022, we had cash and cash equivalents from continuing operations of $8,757,000 and a working capital deficit of $1,054,000, as compared to cash and cash equivalents of $26,600,000 and working capital of $16,989,000 as of December 31, 2021.

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

We have generated losses since our inception and have relied on cash on hand and external sources of financing to support cash flow from operations. We attribute losses to non-capital expenditures related to the scaling of existing products, development of new products and service offerings and marketing efforts associated with these products and services. As of and for the nine months ended September 30, 2022, we had a working capital deficit from continuing operations of $1,054,000 and a loss from continuing operations of $76,288,000.

Our cash decreased by $17,844,000 for the nine months ended September 30, 2022 primarily due to the loss from continuing operations of $76,288,000. The decrease in cash was partially offset by offset by certain non cash adjustments such as the goodwill impairment of $34,835,000. Additionally, the decrease in cash was offset by the net proceeds of $22,758,000 from the 2022 Sales Agreement (see NOTE 10 - STOCKHOLDERS’ EQUITY for details on the 2022 Sales Agreement). Assuming the ability to complete sales of shares at current market prices under stable market conditions,  as of September 30, 2022, we had $26,278,000 of gross funds available under the 2022 Sales Agreement.

Based on the Company's current business plan assumptions and the expected cash burn rate, the Company believes that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these unaudited condensed financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company is actively monitoring its operations, the cash on hand and working capital. The Company is currently in the process of reviewing external financing options in order to sustain its operations. If additional financing is not available, the Company also has contingency plans to reduce or defer expenses and cash outlays should operations weaken in the look-forward period.

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

STS Acquisition

On June 17, 2022, the Company completed its acquisition of Southern Traffic Services ("STS") by acquiring 100% of the issued and outstanding capital stock of STS. The acquisition included total consideration of $12,799,000 including; cash consideration of $6,500,000, 798,666 shares of the Company’s common stock, valued at $2,000,000, $1,001,000 related to an earnout based on the achievement of certain performance metrics, $1,298,000 contingent on the closing of a future contract and a $2,000,000 note. As a result of the transaction, STS has become a wholly-owned subsidiary of the Company.

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

For the nine months ended September 30, 2022, the Company sold 9,019,062 shares of common stock at a weighted-average selling price of $2.62 per share in accordance with the 2022 Sales Agreement. Net cash provided from the 2022 Sales Agreement was $22,758,000 after paying $169,000 related to the issuance cost, as well as 3.0% or $709,000 related to cash commissions provided to the Agent.

As of September 30, 2022, we did not have any material commitments for capital expenditures.

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

Based on management’s review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes to Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Firestorm Principals

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

Fordham

On September 18, 2020, Fordham Financial Management, Inc. (“Fordham”) commenced a lawsuit against the Company in the Supreme Court for the State of New York, New York County. Fordham alleged that the Company offended an underwriting agreement with Fordham and brought claims for breach of contract. On October 17, 2022, the Court granted Fordham’s motion for summary judgment and denied the Company’s cross-motions for summary judgment and to compel discovery. The Court awarded Fordham $1,025,000, representing 3% of the gross proceeds generated from the Company’s previously announced and concluded at-the-market equity program commenced on August 14, 2019, plus pre-judgment interest accruing at 9% per annum since April 14, 2019, and reasonable attorneys’ fees. The Company chose not to appeal the decision and satisfied the judgement. In exchange for a payment of $1,320,000 by the Company, the plaintiff agreed to a full and complete discharge of the plaintiff’s claim. This amount was recorded in other (expense) income on the Company's unaudited condensed consolidated statements of operations.

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

Use of Proceeds

We have generated losses since our inception and have relied on cash on hand, external bank lines of credit, short-term borrowing arrangements, issuance of debt, the sale of a note, sale of our non-core subsidiaries, and the sale of common stock to provide cash for operations. We attribute losses to financing costs, public company corporate overhead, lower than expected revenue, and lower gross profit of some of our subsidiaries. Our proceeds have been primarily used for research and development, legal, financing costs, acquisition costs and sales and marketing expenses related to new product development and our strategic shift to develop and promote the capabilities of our technology offerings.

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

Rekor Systems, Inc.

By:	/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	Chief Executive Officer Principal Executive Officer
Date:	November 14, 2022

By:	/s/ Eyal Hen
Name:	Eyal Hen
Title:	Chief Financial Officer Principal Financial and Accounting Officer
Date:	November 14, 2022