Form 10-K
period 2022-12-31
Rekor Systems, Inc.
filed 2023-03-29
CIK 1697851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $74.4 million.

As of March 29, 2023, the Registrant had 61,120,612 shares of common stock, $0.0001 par value per share outstanding.

CERTAIN TERMS

Unless the context requires otherwise, all references in this Annual Report on Form 10-K (the “Annual Report”) to “Rekor Systems, Inc.,” “Rekor,” “Company,” “we,” “our” and “us” refer to Rekor Systems, Inc. and its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the U.S. federal securities laws. All statements other than statements of historical facts, such as statements regarding the objectives of management, timing and the likelihood of success of various activities, the future performance of current and prospective products and services and our future results of operations and financial position, are forward-looking statements, which include all expressions of the expectations, hopes, beliefs, intentions, plans, prospects or strategies of the Company. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “target,” “expect,” “project,” “intend,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “possible,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are based on certain assumptions and analyses made by the management of the Company in light of their respective experience and perception of historical trends, current conditions and expected future developments and their potential effects on the Company as well as other factors they believe are appropriate in the circumstances. They speak only as of the date of this Annual Report and are subject to several substantial risks, uncertainties and assumptions described under the sections entitled “Risk Factors” and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, actual results or performance to be materially different from those expressed or implied and you should not rely on these forward-looking statements as predictions of future events. There can be no assurance that future developments affecting the Company will be those anticipated. Should one or more of these risks or uncertainties materialize or should any of the assumptions being made prove incorrect, actual results may vary in material respects. We undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Rekor stands at the forefront of innovation, leading the charge to become the premier provider of roadway intelligence and data-driven mobility insights on a global scale. As a technology company, we are dedicated to transforming the public safety, urban mobility, and transportation management market segments worldwide with our cutting-edge, AI-driven solutions tailored specifically to the unique needs of each sector. Our commitment to delivering mission-critical solutions for roadway intelligence is driven by our vision of creating smarter, safer, and more sustainable streets for all communities. To achieve this vision, we strive to collect, connect, and organize the world's mobility data, harnessing its full potential to provide the most essential, real-time, and predictive actionable mobility insights. With our innovative approach and relentless pursuit of excellence, we are making mobility data universally accessible and useful for all, empowering our customers to make informed decisions and drive meaningful progress towards a better future.

Our operations are conducted primarily by our wholly-owned subsidiaries, Rekor Recognition Systems, Inc., or ("Rekor Recognition"), Waycare Technologies, Ltd., or (“Waycare”), and Southern Traffic Services, Inc., or (“STS”).

A New Operating System for Roadways

The condition of national transportation infrastructure systems is a matter of great concern, particularly in the United States.

As the private sector continues to innovate and make headlines with cutting-edge technologies such as autonomous vehicles, flying taxis, and smart delivery drones, it's paradoxical that essential issues such as roadway congestion, safety, vehicle emissions and equitable access are worsening at an alarming rate. So much so that on February 2, 2023, the US Department of Transportation declared a national crisis and state of emergency for roadway safety and launched an urgent roadway safety call-to-action demanding stakeholders to commit to specific actions to reverse the spike in serious injuries and deaths on our roadways.

According to a report from the American Society of Civil Engineers ("ASCE"), US infrastructure has been graded a C minus, indicating that there is significant and urgent need for improvement. Over 65% of the 4.3 million miles of US roadways are rated in poor condition, which impacts the safety of drivers and passengers. The issue of congestion is also a serious concern, estimated to cost US citizens a whopping $120 billion per year in economic and productivity losses. Furthermore, transportation-related greenhouse gas emissions – motorists' emissions, particularly when trapped in traffic account for a significant proportion of the country's total emissions are a leading contributor to declining sustainability, which has far-reaching environmental impacts. Addressing the road infrastructure issue is imperative for both economic and ecological reasons. Last but not least, tragically, more than 43,000 people lose their lives each year while using the nation's transportation network of streets, roads, and highways, which represents a stark failure in public safety and policy. If these transportation network issues remain unaddressed, it is projected that the United States will face a $10 trillion gap in its gross domestic product.

To address urgent transportation issues and ensure the competitiveness of the US economy, an unprecedented amount of funding has been made available from the federal government through the Infrastructure Investment and Jobs Act ("IIJA"), Inflation Reduction Act, and CHIPS and Science Act to create digitally-enabled transportation infrastructure that will provide public goods and new economic value. This represents a once-in-a-generation level of investment and bipartisan support for creating and scaling transportation digital infrastructure for the 21st century. Rather than a complete reset or rebuilding of infrastructure, the focus is rather to leverage their power of funding and policymaking to build on previous investments, promote new technology layers, and ensure universal access to digital infrastructure systems throughout the country.

The ultimate objective is to adopt an augmented approach to existing physical infrastructure that blends the strengths of physical, digital, and operational infrastructure with mobility data, including mobile phones, connected vehicles, roadway sensors, and more. The goal is to enable and coordinate private and public collaboration through a digital-enabled mobility internet and operating system for the roadways that will advance smarter, safer, greener roadways for all.

This is a unique moment for Rekor, and one that we have been preparing for since 2018.

Roadway Intelligence

Rekor has been dedicated to being a leader in roadway intelligence by collecting, connecting, and organizing global mobility data since its inception. Today, our comprehensive portfolio offers multiple cutting-edge, AI-driven, edge-based Internet of Things ("IoT") devices for roadside data collection, a vast array of curated and integrated data sets from a network of transportation ecosystem data providers, tailored platforms, applications, and data streams that provide accurate, real-time, and predictive actionable insights for any moving objects on roadways.

We specialize in collecting and aggregating mobility-related data from multiple sources into our Rekor One™ roadway intelligence engine, transforming this data into knowledge and actionable insights, and securely distributing those insights to multiple users across our software platforms and applications. Our proprietary technologies use recent advances in artificial intelligence, machine learning, data analysis, edge processing, and communications. They are designed to be integrated into existing roadway and roadway sensor infrastructure to deliver real-time and predictive analytics that address critical challenges in transportation management, public safety, urban mobility, and other key commercial markets.

By applying a multi-layer architectural approach and protocols inspired by the Open System Interconnection ("OSI") model, which was instrumental in creating computer operating systems in the 1970s and the internet in the 1980s, we are collaborating with members of the Rekor Partner Network to integrate various transportation infrastructure systems into a cohesive network of roadway intelligence assets and insights. This involves consolidating fragmented and disparate systems, as well as adding new layers of connectivity, to create a unified infrastructure. To achieve this goal, we are working closely with a wide range of stakeholders, including local and federal government agencies, law enforcement, transit providers, infrastructure owners/operators, automotive OEMs, and technology and communications providers.

At Rekor, we are building a future for our customers where the mobility internet is interactive, generating and distributing real-time transportation intelligence to improve traffic management, public safety, maintenance, and emergency services, and planning agencies, as well as by connected and autonomous vehicles. Our primary objective has been and remains to develop unique and differentiated AI-based and edge-based IoT that will play a central role in facilitating this process, while aligning with key partners in the transportation ecosystem to provide the most comprehensive view of roadways. We will continue to optimize our investments to uniquely combine physical and digital infrastructure that is foundational to a new operating system for the roadways. As agencies plan for and build the transportation network of the future, Rekor expects to play a critical and disproportionately valuable role in meeting the essential need for real-time and predictive roadway intelligence.

Roadway Intelligence Powered by Rekor

Rekor's cutting-edge technology and domain expertise gives us a position of strength in the emerging field of roadway intelligence. Rekor One™ roadway intelligence engine is purpose-built to be a single source of truth, fueled by rich data and powered by AI. With access to multiple sources of data and our award-winning AI-driven innovations, we provide a range of solutions that address diverse use cases across various public and private sector segments. Our platform facilitates the efficient collection, analysis, and distribution of vast amounts of data, unlocking real-time and predictive operational insights like never before. Using our advanced technology and centralized platform, we are well-positioned to provide a single-source of truth for roadway intelligence, and help governments and businesses turn infrastructure data into actionable insights that increase mobility and safety, drive revenue, and power innovation for billions of people and trillions of interactions.

At the core of our roadway intelligence solutions is the Rekor One roadway intelligence engine. It is through this engine that we deliver a range of solutions that cater to public safety, urban mobility, transportation management, and commercial markets. Within Rekor One, our proprietary algorithms curate data from multiple sources, including edge-based IoT devices, existing roadway sensors, and a growing network of transportation data partners, unlocking multiple trillions of additional data points. We use this data to generate multi-dimensional insights in real-time, and AI-driven predictive analytics that leverage patterns of what happened in the past so that we can forecast what will happen in the future. These insights enable our customers to make better-informed proactive decisions and achieve improved operational efficiency through strategic resource allocation.

Rekor's solutions can support diverse use cases, including real-time incident detection and response, data driven traffic operations and traffic management, proactive traffic calming around events, Federal Highway Administration ("FHWA") mandated vehicle classification, counts, and speed collection and reporting, analytics for bicycle, pedestrians, and other micromobility modes, patterns and hot spots for greenhouse gas emissions, high-definition ("HD") video management and traffic surveillance, law enforcement and intelligence-based policing, citation management, contactless compliance and enforcement, among others. With our advanced technology and domain expertise, we are well-equipped to serve multiple public agencies and private sector segments with comprehensive roadway intelligence.

To summarize, Rekor One roadway intelligence engine, along with our Rekor Partner Network allows us to collect, connect, and organize more data from the roadways than ever before possible, and generate rich insights that enable our customers to make thoughtful decisions impacting their communities every day. With our deep expertise and technology, Rekor is well positioned to help businesses and governments unlock the true potential of their infrastructure data, driving innovation and enhancing the lives of billions of people worldwide.

REKOR ONE™
INTELLIGENCE ENGINE

Rekor One™

Rekor One is the Roadway Intelligence Engine that powers our platforms and applications. Utilizing our proprietary intellectual property — including computer vision, edge processing, pattern recognition and predictive algorithms — Rekor One ingests billions of data points from multiple sources and transforms this data into intelligence.

API / SDK
Apps / Products
Traffic Management Apps
Public Safety Apps
Urban Mobility Apps
Rekor One - Services
Traffic Patterns
Law Enforcement / CJIS
Vehicle Identification
Road Events
DVMS
Geo Engine
Predicted Insights
Citations
Analytics
Rekor One - Data Fusion
Traffic Patterns Analytics
Road Events Analytics
Video Analytics
Insights Engine
Historical Data
Stream Data
Data Enrichment
Data Ingestion
Hardware Data
3rd Party Data
Crowdsourced Data
Live Video / Image Streams
Connected Vehicle Data
Historical Data
Security
Privacy
3rd Party API / SDK

The Road Ahead

We find ourselves at a pivotal moment in history, where governments are investing heavily in upgrading and digitizing outdated infrastructure. Recent technological advances, such as edge- and cloud-based computing, artificial intelligence, and the internet of things, have given us an unprecedented opportunity to revolutionize mobility and bridge the divide between rapidly evolving technology and aging infrastructure. These endeavors are not simply aspirations, but active pursuits we are currently engaged in as described in detail below.

Rekor is a technology company that provides state-of-the-art AI-driven roadway intelligence solutions to enhance public safety, urban mobility, and transportation management. By collecting, connecting, and organizing the world’s mobility data, Rekor delivers precise, real-time, and predictive actionable insights for any moving objects on roadways. Our unwavering dedication to delivering mission-critical solutions is propelled by our vision of helping to creating intelligent, secure, and sustainable streets for all communities. The ultimate objective is for Rekor to be the foundation of a digital-enabled internet and operating system for roadways that will enable smarter, safer, and more eco-friendly mobility for all. Rekor is making mobility data widely accessible and useful for all, empowering customers to make informed decisions and drive meaningful progress towards a brighter future.

Platforms, Products, and Solutions

Rekor's revenue streams are driven by our cutting-edge software and data services, along with complementary hardware and peripheral products. The Rekor One™ platform is the central hub of an integrated operating system, supporting the assimilation, analysis, and distribution of data from various sources. Our sales strategy involves offering subscriptions for our software solutions, utilizing the software as a service (“SaaS”) model. These subscriptions can be provided with or without hardware sales, and our platform is designed to enable customers to enhance their existing sensor network by integrating our proprietary sensors into the network over time. While we may continue to offer long-term licenses for certain strategic partnerships, we anticipate that the bulk of our revenue will come from our innovative subscription-based model.

MARKET	URBAN MOBILITY	TRANSPORTATION MANAGEMENT	PUBLIC SAFETY	COMMERCIAL SECTOR

ENGINE

REKOR ONE™ INTELLIGENCE ENGINE

Rekor One is the Roadway Intelligence Engine that powers our platforms and applications. Utilizing our proprietary intellectual property — including computer vision, edge processing, pattern recognition and predictive algorithms — Rekor One ingests billions of data points from multiple sources and transforms this data into intelligence.

PLATFORM

REKOR DISCOVER

Inspired by the fearless challenging of the status quo in pursuit of observable growth, Rekor Discover uncovers illuminating insights by transforming roadway data into measurable, reliable traffic knowledge that paints a full picture of how vehicles move and the impact they make. Discover empowers users to envision a sustainable future with calmer traffic and cleaner air.

REKOR COMMAND

Inspired by the critical coordination of mission operations from launch to success, Rekor Command proactively prepares transportation departments for the unknown. By fusing machine learning and predictive analytics with rich third-party data, Command automatically identifies effecting events and highlights roadway zones at risk to safeguard those that navigate our roads everyday.

REKOR SCOUT

Inspired by the pioneering spirit to confidently explore ahead and gather intel, Rekor Scout automatically detects license plates and vehicles to resolve key characteristics and pinpoint coordinates. Proprietary license plate and vehicle recognition algorithms alert on vehicles of interest in real-time, constructing a shield of safety around our communities.

DEVELOPER ECOSYSTEM

Rekor's Developer Ecosystem allows customers from a variety of industries to purchase and access data, data services, and micro-services through standalone applications, APIs, and SDKs. Our data and technology solves for complex issues across countless use-cases without the need to build specifically tailored platforms.

APPLICATIONS

Rekor Discover	Rekor Command		Rekor Scout	Developer Ecosystem
+ Class, Count, and Speed	+ Roadway Monitoring	+ Event Management	+ Rekor Scout™ Basic	+ Rekor CarCheck™ (API)
+ Sustainability Planning	+ Asset View	+ Community Connect	+ Rekor Scout™ Pro	+ Vehicle Recognition SDK
	+ Field Operations	+ Advanced Analytics		+ Rekor AutoNotice (standalone application)
	+ Road Conditions	+ Third-Party Data Integration		+ Add-On Services

    Rekor One™ Intelligence Platform

Rekor One™, is the bedrock of our cutting-edge AI-powered roadway intelligence platforms, serving multiple missions with modular and rapid development capabilities. Our proprietary technology and machine learning models power all our solutions, including Rekor Command™ for transportation management, Rekor Discover™ for urban mobility, Rekor Scout™ for public safety, plus various commercial use cases.

The security of Rekor One™, and all our market facing solutions is our top priority. We use industry-leading security technologies and standards, including end-to-end encryption and proprietary data filters, to ensure that all captured and connected data is protected from unauthorized access or use. We adhere to strict privacy protocols and provide customers with 24/7 access to their data until it is purged. Our platform is hosted on AWS GovCloud for secure data handling and stored in secure databases with limited access only to authorized system administrators. Moreover, Rekor One™ incorporates a privacy filter that uses a proprietary algorithm to strip personally identifiable information (“PII”) from data, ensuring that data privacy is always safeguarded.

    Rekor Command™ for Transportation Management

Commuters today face staggering congestion, widespread safety concerns, and rising fatalities that are made far worse by outdated, siloed transportation and traffic management systems that are often overwhelmed by large amounts of unusable data. Rekor enables municipalities to transform their approach to transportation management by sourcing, managing, and transforming massive amounts of data, including connected vehicle, event, construction, weather, telematics, existing customer infrastructure, and much more, into actionable insights through AI-enabled technology. Authorities can now shift from being siloed and reactive to an interoperable and proactive approach, saving lives, improving traffic flow, and reducing pollution in their cities. Rekor Command acts as a seamless command center for traffic operations and traffic management centers so they can have a holistic view of their roadways in real-time, and take appropriate action to help improve safety, sustainability, and efficiency for citizens across their communities. It’s been built to identify more incidents faster, to enable proactive traffic management through crash-risk prediction, and to do this in a collaborative way connecting agencies and stakeholders, including notifying citizens and the public. As a comprehensive cross-agency platform, Rekor Command offers dedicated applications for traffic management centers, freeway service patrol, first responders and maintenance crews, aligning them all to better address traffic challenges while arming them with the vital information needed to identify, manage, and recover from incidents, events and irregularities on their roadways.

Rekor Command – Roadway Monitoring Core Application & Events Management Application

The Roadway Monitoring Core application and Events Management application are fundamental applications that sit within the Rekor Command platform providing cross-agency incident detection and management functionality that allows customers to effectively implement incident detection and management within their existing workflows while accessing real-time information needed to rapidly identify, manage, and recover from incidents. Traffic management agencies are able to access a live map view of their roadways and are alerted to irregular events and potential incidents that have been identified through AI leveraging multiple sources of data. Once confirmed by the agency, multiple responders are notified to rapidly approach and clear the roadways, enabling traffic to continue and roadway safety to improve.

Rekor Command – Community Connect Application

The Community Connect application within the Rekor Command platform allows agencies to integrate with systems that can notify public in real-time of events or incidents that are impacting the roadway. This application is a channel for agencies to interact directly with the public, keeping citizens the up to date and aware of potentially dangerous events and incidents to help prevent additional incidents from occurring.

Rekor Command – Advanced Analytics Application

The Advanced Analytics application within the Rekor Command platform provides agencies with reporting capabilities to archive incident and event information, as well as analytics to help users better understand trends, patterns, and planning. This helps Departments of Transportation ("DOTs") to understand historic patterns and arms them with the insights needed to make more proactive decisions around resource allocation and planning.

Rekor Command – Road Conditions Application

The Road Conditions application within the Rekor Command platform provides several layers of critical information about real-time conditions happening on an agency’s roadways, including real-time weather information with high geospatial specificity, regular and irregular congestion, heightened crash risk, transit impact, and current roadway status. These additional insights and data feeds help further the real-time view agencies have of their roadways and provide additional layer of information that drive decision-making.

Rekor Command – Asset View Application

The Asset View application within the Rekor Command platform allows agencies to integrate with their existing assets on the roadway and showcase these assets in real-time within the Command platform. Agency assets become an additional layer of data to drive decision making and resource allocation. Assets that are typically integrated include freeway service patrol vehicles, highway police vehicles, city police vehicles, fire department vehicles, construction vehicles, EMS, maintenance vehicles, street sweep vehicles, and snowplows.

Rekor Discover™ for Urban Mobility

Traditional approaches to capturing roadway and infrastructure analytics for planning and engineering employ expensive, manual processes that use antiquated technology to capture a fraction of the information needed for a fraction of the time. Cities, states, and municipalities know that having a clear and accurate picture of what’s happening in and around the roadway is critical as they plan and invest in the infrastructure needed for smart cities, smart transit, self-driving vehicles, and multi-modal movement across their geographies. The Rekor Discover platform ingests data from Rekor’s state-of-the-art hardware and fully automates comprehensive analytics and actionable insights about the movement of objects across the roadway. Whether its passenger vehicles, or multi-axle commercial trucks, Rekor Discover pulls ground truth insights, both in real-time and historically, allowing agencies to better organize and execute their next-generation roadway planning and city building initiatives in a smart, safe, and future-proof way. Customers access their dashboard on web-based cloud instances and review on-demand traffic reports and analytics that breakdown vehicle volumes and patterns, FHWA 13-bin vehicle classification, electric vehicle volumes and hot spots, geospatial greenhouse gas emissions from vehicles, smog scores, average and spot speeds, along with a variety of other insights. In addition to agencies, many businesses need to understand the vehicle flow, patterns, types, and other important analytics regarding vehicles in their geographies. Whether it is an engineering firm collecting roadway data for their customers, or a real estate developer planning development in a specific area, the capture of accurate, holistic roadway data is valuable for their unique use cases.

Rekor Discover – Count, Class and Speed Application

The Count, Class and Speed ("CCS") application within the Rekor Discover platform delivers per vehicle record ("PVR") data and analytics that fully automate FHWA reporting requirements for 13-bin classification. Agencies can leverage Rekor’s portable or fixed AI-based systems to capture this data in a fully automated way and then access this rich data in real-time through the CCS application's cloud-based dashboards. In addition to FHWA-13 vehicle category classification, the application also provides vehicle counting, traffic data, and speed reporting, all accessible by different agencies determined time frames. Agencies can generate reports and extract data through a REST API or also by exporting data in multiple Traffic Monitoring Guide ("TMG") standard formats (PRN, .CSV, and .PDF) for integration with the tools they may already be using. With this technology agencies can make better-informed planning decisions with ground truth information.

Rekor Discover – Sustainability Planning Application

The Sustainability Planning application within the Rekor Discover platform helps agencies better plan for electric vehicle ("EV") charge station deployment, understand the movement of EVs and their adoption, and gather insights on where emissions and greenhouse gasses are emitted from the roadway. The application provides cloud-based dashboards and reports the count of EVs, provide heatmaps for EVs as well as a breakdown of EV models, greenhouse gas emissions and smog, and other useful metrics. Agencies can leverage Rekor’s AI-based systems to capture this data in a fully automated way and then access this rich data in real-time through the sustainability planning application.

Rekor Scout™ for Public Safety

Rekor is transforming the typically siloed, reactive, single-purpose world of legacy law enforcement and security technology with real-time, AI-driven solutions that act as connectors between agencies and force multipliers in a chronically under-resourced space. The Rekor Scout platform fully automates previously manual processes with collaborative solutions that keep all stakeholders apprised of developing situations and accelerate reaction times to incidents and offenders. The platform provides accurate license plate and vehicle recognition on nearly any IP, traffic, or security camera. It provides integrated AI support for both existing cameras and any proprietary Rekor AI systems in the network and displays results on a web-based dashboard that can be accessed from anywhere by any authorized user. The platform can connect authorized law enforcement agencies to National Crime Information Center (“NCIC”) lists, allowing them to establish customized hotlists with alerts, apply customized data retention policies and share data with other agencies. Vehicles listed on "blacklists" (stolen, terrorists, amber alerts, etc.) generate an alarm in the dispatching room so that they can be intercepted by a patrol. Millions of cars per week are automatically checked in this way. Through this platform agencies can access real-time alerting, forensic research tools, and investigative tools that accelerate public safety and security missions. Agencies and customers can access plate data by state or province from over 50 countries together with the vehicles’ make, model, color, body type, and direction of travel. Users can also access subtle and unique vehicle characteristics including rust, the presence of a roof rack, mismatched paint, or the like, which can be used for investigative policing and forensics. When combined with high performance reads, parallel processing capability and best-in-class hardware such as those built and deployed by Rekor, Rekor Scout can be an absolute force multiplier capturing license plate data and vehicle characteristics across multiple lanes at high vehicle speeds with a high degree of accuracy.

Rekor Scout can also be accessed through a smartphone app designed specifically for law enforcement. This app enables advanced data capture by public safety officers in the palm of the hand, providing access to extremely accurate license plate recognition in areas not covered by stationary or mobile sensors, even where there is no network connectivity. The mobile application retrieves vehicle license plate number and state of registration and automatically organizes information by sessions, capturing date, location, and timestamp. Verified reads then sync with the Rekor Scout™ platform, and users can receive in-app alerts using plate matches from custom and connected hotlists. With on-device encrypted lists and data, the mobile application is compliant with the Federal Bureau of Investigation’s Criminal Justice Information System (“CJIS”).

Through our eCommerce platform, we also offer commercial versions of Rekor Scout which are sold as a subscription service. Rekor Scout for commercial users includes specialized offerings that bring value to a variety of industries including parking, retail, logistics and security.

Additional Products Supporting Additional and Commercial Use-Cases

Rekor AutoNotice™ Application for Contactless Compliance

Rekor’s AutoNotice is a cloud-based financial management application that delivers a turnkey information and citation management solution for cities, states, and municipalities for both primary and secondary offenses. Our plate-based application provides a safe, equitable, and unbiased enforcement method that requires no human involvement. The application issues notices and/or sends information to registered vehicle owners when a non-compliant vehicle is detected by a Rekor AI system. Non-compliant vehicles are any vehicles actively detected to be violating the law or otherwise requiring a compliance notice. Non-compliance may include uninsured vehicles, vehicles with expired registration, and vehicles with outdated emissions/inspection statuses. In addition to the application, there is an application programming interface for third-party payment gateways for credit card transactions to accommodate both phone and web payments. The interface can also automatically record payments in the system and provide functionality to research, manage unapplied payments, and reconcile receipts. A full call-center is also provided with our AutoNotice application to help facilitate payment or information distribution to non-compliant citizens remotely. We have active deployments of our AutoNotice application for contactless compliance scanning millions of plates and delivering thousands of notices/tickets, including a program for the State of Oklahoma that facilitates enrolling uninsured motorists into a diversion program.

Rekor CarCheck™ Application Program Interface ("API")

Rekor CarCheck allows our powerful AI based vehicle and license plate recognition technology to be conveniently accessed for a wide range of commercial applications. This API supports nearly any programming language, analyzes still images of vehicles from different countries and responds in seconds with accurate license plate data, vehicle make, model, body type, color and orientation.

Rekor Hardware Products

Rekor’s portfolio of AI-based state-of-the-art hardware products are purpose-built to optimize the value of our software as well as bring the advantages of edge processing to capture real-time roadway data. Data capture, aggregation and AI/ML analysis is done on device, at the point of capture on the roadway. This allows us and our customers to gather insights from the roadway in real-time where it matters. It also allows our systems to work with significantly reduced bandwidth requirements, allowing us to deploy in almost any area, at scale, while also reducing costs. Rekor’s law enforcement products and services also include speed trailers and other in-car and mobile vehicle recognition devices.

Rekor Edge Max™ System

Rekor Edge Max is a fixed traffic data collection system that captures and transforms high-resolution roadway data into holistic traffic insights. Engineered for high-speed primary roadways and highways up to 120 mph, 3-4 lanes (up to 6 lanes with dual cameras), and 300 ft max range, Edge Max seamlessly captures and processes vehicle data on-device and from advanced distances. The system features a durable enclosure, onboard modem, easy mounting, optional solar power, and can be configured with two cameras to increase capture range. The system captures and analyzes vehicles using the embedded Edge Processing Unit ("EPU") and AI-powered video processing. The Edge Max can be integrated into a network and features an onboard modem, easy mounting, optional solar power, and can even be configured with multiple cameras to increase capture range.

Rekor Edge Pro™

Rekor Edge Pro is a complete vehicle recognition solution that can be used on a standalone basis or integrated into a network. Engineered for roadway speeds up to 70 mph, 1-2 lanes, and 75 ft max range, the system can be deployed in neighborhoods, campuses, business districts, and can also be used for parking and access control. It captures and processes data on-device within a durable enclosure. The unit is simple to install and features optional solar power that expands the number of locations where Rekor Edge Pro can meet the customer’s needs.

Rekor Edge Flex™

Rekor Edge Flex is a non-intrusive, portable data collection system that captures and transforms high-speed roadway data into holistic traffic insights. Powered by a range of modular batteries,  the Edge Flex is designed for temporary studies lasting 1 to 7 days. Edge Flex captures up to 12 lanes of traffic and employs AI-powered video processing to analyze it on site using the embedded EPU. Vehicle category classification, vehicle counts, and speed reports are made available in web-based dashboards or exported in multiple file formats that meet TMG standards.

Competitive Strengths

Our unparalleled, patented technology has been prominently featured by renowned outlets and has driven our global expansion. We have repeatedly earned trust and business over established incumbents in highly competitive bidding processes, owing to our award-winning proprietary technology and exceptional customer service. We provide a unique breadth, depth, and sophistication that our integrated platform delivers to multiple missions and agencies. We maintain our first-mover advantage by tirelessly investing in our competitive strengths and key differentiators.

In the transportation management, public safety, urban mobility, and commercial markets, we possess and continue to cultivate a variety of competitive strengths that set us apart:

●	Solution-driven Approach: Our customers are often overwhelmed with an immense amount of data from a wide range of sources. We bridge the gap between data and actionable solutions by converting data into information, knowledge, and insights through our proprietary technology and platform, enabling customers to make informed decisions.
●	Single Source Provider: Unlike other organizations that provide only disconnected products, we deliver an integrated platform of solutions to meet the needs of transportation management, public safety, and commercial markets. As we are infrastructure and data agnostic, we can serve as a single source provider to customers for any of their requirements.
●	One Device Multiple Missions: Our advanced IOT devices are powerful performer that support multiple value-added AI-based data collection and analytic services on the same unit simultaneously, thereby providing extreme value, extensibility, and ability for customers to future-proof their investments well into the future as needed.
●

Cross-Agency Functionality: Our platform supports multiple missions with the same, unified operating system. By integrating our platform directly into agency workflows, we empower our customers to address the growing concerns around safety, equity, and sustainability effectively.

●	Industry-leading Privacy and Security: We use the most advanced security technologies and standards to safeguard all captured and connected data from unauthorized access or use. Our platform also employs proprietary algorithms to strip PII from data, protecting the privacy of our customers and their data.
●	Enhanced Accuracy and Capture for Vehicle Recognition: Our AI software achieves superior accuracy rates under broader parameters of vehicle speed, camera viewing angles, and lighting conditions, capturing vehicle traits, rust, damage, and other unique signatures that can be used to aid investigations
●	Technology leading Vehicle Classification, Count, and Speed: Our AI software achieves superior accuracy and performance rates across all 13 classes and deep classification of vehicles for DOT studies in line with the latest FHWA guidelines.
●

Intelligence-Based Policing: Our comprehensive data capture allows us to detect patterns and analytics around vehicles of interest for law enforcement, significantly enhancing the value of our products and services.

●	Functionality with any IP Cameras: Our AI software supports images and vehicle recognition captured by almost any digital camera, providing a flexible, infrastructure-agnostic solution that is easily scalable across geographies.
●	Edge Processing: Our hardware delivers low-latency alerting via defined edge processing at the edge of the network, enabling real-time data processing and scale without the need for expensive infrastructure such as fiber.

We are dedicated to continuously enhancing our competitive advantages and differentiators, driving innovation in the transportation management, public safety, and commercial markets.

Customer Segments and Markets

Our technology and solutions are transforming the transportation infrastructure landscape, empowering customers in 80 countries around the world. With many markets currently relying on outdated physical infrastructure, or in the early stages of technology adoption, we see immense potential for growth. Our diverse customer base includes cities, states, municipalities, law enforcement agencies, and more, and our success is evidenced by our multiple pilots, proof of concept, and full-scale deployment agreements throughout the Americas.

While we will continue to pursue opportunities to sell perpetual licenses and hardware, our primary focus is on providing cutting-edge SaaS offerings and services with recurring annual revenues. Our eCommerce site and mobile apps allow us to serve individuals and smaller organizations at scale using a self-service recurring revenue model.

With an estimated total addressable intelligent infrastructure market of $148 billion by 2026, we expect the market for our solutions and services to be extraordinary. We are dedicated to addressing a wide range of market segments, including intelligent transportation systems, smart mobility, traffic analytics, incident detection and location systems, traffic and parking management, smart cities, vehicle regulatory compliance programs, and more.

Since the launch of our Rekor One roadway intelligence Engine in 2020, our market-specific solutions have gained widespread adoption, both in the government and commercial sectors. We are confident in our competitive position and look forward to continued growth and success as we lead the way in intelligent infrastructure.

Business Drivers and Growth Strategies

Our products and services have demonstrated the ability to provide significant improvements in public safety and transportation management and we anticipate that this will drive our growth. The transportation infrastructure market is in the process of transformative change due to a convergence of political, economic, societal, and technological forces. These include rising safety concerns, rapid urbanization and a heightened awareness of the impact human mobility has on the planet. Both governments and businesses are seeking out new technologies and better ways to manage public safety, urban mobility and transportation management challenges. As a result, there has been a significant increase in government funding available to digitize transportation infrastructure in the United States and other countries with a focus on deploying proven near-term solutions that are scalable, efficient, equitable and sustainable. We believe the technologies that we have developed and are continuing to develop have positioned us to take advantage of these market forces.

Our use of AI to extract information about the movements of vehicles and other objects on the roadway has proven to be a core strength, allowing us to capture comprehensive and detailed roadway data with superior accuracy and speed. The modular design of our Rekor One intelligence platform, in tandem with our proprietary edge processing and filtering technologies, have positioned us to emerge as a leader in facilitating the emerging industry of interactive roadway intelligence. Our mission is to gather the most accurate and detailed data that can be obtained from the roadway in real time and facilitate the aggregation and analysis of that data with other sources, so that  insights drawn from that aggregation and analysis can be delivered securely and efficiently to the persons who can make the best use of it. Automotive OEMs and government agencies in the transportation industry are starting to focus on how to leverage connected vehicle data with AI to improve safety. We are building deep partnerships and enhancing our solutions with data to facilitate the delivery of real-time information to citizens. With Rekor Command™ for transportation management, we are at the forefront of developing predictive analytics that deliver insights based on the analysis of aggregated data from a variety of sources. These sources include real time information drawn from roadway sensors and connected vehicles, off roadway sources such as weather and event data, as well as daily, seasonal and historical trend data.

The enhanced information we provide on roadway conditions is valuable to a wide range of stakeholders. During the past three years, we have initiated the delivery of products and services to a wide range of governmental and business customers. These customers are diverse, ranging from large government entities to small entrepreneurs, and the uses they make of our technology are varied. We have used these customer relationships as an opportunity to assess the full potential of the technologies we have been developing and to learn by doing as well as imagining. When the capital markets were strong, we pursued this strategy aggressively and independently.

In the transportation management and public safety areas, where we are furthest along with the delivery of revenue producing products and services, we expect to continue to employ a "land and expand" growth strategy. This focuses on scaling our resources to supporting growth within these industry segments through expansion of the products and services delivered to existing customers, as well as recruitment of new customers who become familiar with our products and services. By expanding our services and solutions to existing customers while also facilitating cooperation between our existing and new customers we expect to continually expand our information network.

As we develop our sales and marketing capabilities, we are concentrating primarily on subscription-based solutions, with hardware sales used primarily to drive these subscriptions. We continue to explore opportunities for acquisitions or strategic investments in complementary businesses, products, services, or technologies, including those that might benefit most from the use of our technology. These strategic partnerships, mergers, and acquisitions will be attractive to us when they allow us to accelerate our growth or expand our capability to continue leading the roadway intelligence industry.

Competition

Our strategy is to disrupt the transportation infrastructure industry by offering cutting-edge, data-driven solutions that provide unparalleled roadway intelligence, surpassing our competitors. The competition in roadway intelligence takes various forms - some solely focused on Automatic License Plate Recognition ("ALPR") and vehicle recognition technology, while others specialize in data creation, aggregation, insights platforms, or smart city technologies. Additionally, there are a variety of vendors supporting the classification, counting, and speed of vehicles according to Federal Highway Administration guidelines.

To lead in this highly competitive industry, we must innovate and deliver new, groundbreaking products and services that set us apart from the competition. Our ability to efficiently collect massive amounts of data from existing infrastructure, combine it with third-party data sets, and process and transform this data into actionable insights using advanced AI and data analytical tools gives us a competitive edge. We also excel by providing tailored datasets and integrated solutions and workflows to multiple agencies through a single platform, allowing us to meet the unique needs of various markets.

Our unique approach allows us to collect vehicle classification, counts and speed across all FHWA13 classes. We also provide deeper classification for both traditional vehicles, connected vehicles, hybrid-electric vehicles, and can report on the interactions of these modes of transport with non-motorized roadway users – including bicycles and pedestrians. In the transportation management sector, these data collection and analysis abilities differentiate our results from others in the market.  In addition, we have the ability to accomplish this data collection without intruding on the roadway, which presents a leapfrog opportunity for us to gain and accelerate market segment share because of the serious concerns that our customers have for human safety. We believe that we can sustain our success in the roadway intelligence market because we have developed groundbreaking, innovative offerings that surpass the high standards set by established industry leaders. To penetrate these established markets, we must challenge the status quo, drive the evolution of industry standards, and deliver superior price and performance characteristics.

Although we were an early leader in the successful application of AI to vehicle recognition and continue to see significant potential for innovative applications of AI in the roadway intelligence area, we do not see the use of AI itself as a proprietary advantage. Rather our early start in using AI and machine learning to develop vehicle recognition and roadway data analysis algorithms for a diverse customer base has allowed us to maintain a lead over others who have had access to the same non-proprietary AI and machine learning techniques but have not used it as early or as widely as we have. As we increase our footprint in the industry, we preserve this advantage. However, the roadway is constantly changing with the introduction of new models and types of vehicles, as well as other modifications, such as plate designs. In order to minimize potential threats from others seeking to match our performance or undercut our prices, we must remain committed to delivering differentiated, unique solutions that provide greater value and benefits to our customers. Where we have developed proprietary technologies, such as our unique edge processing and privacy filter technologies, we will take decisive action to protect our innovations and intellectual property rights. However, it will be through our unyielding pursuit of innovation and quality that we will establish ourselves as a leader in the industry. To maintain our competitive edge, we are required to prioritize key factors such as design innovation, security and privacy features, product quality and reliability, and exceptional service and support.

We face intense competition in the transportation and public safety markets, pitted against rival companies with significant technical, marketing, distribution, and resource advantages, as well as established hardware, software, and service offerings. Furthermore, several competitors possess a larger installed base of active devices, making the competition even more fierce. By providing a comprehensive set of solutions across a wide range of use cases, however, we feel that we can stand apart from most of our competitors, who only operate in a narrow segment of the market. We are concentrating on providing data resources that are more reliable, efficient and readily available. This includes upgrading existing infrastructure to efficiently collect reliable data, aggregating that data with third-party data, processing the data with superior analytical tools, and delivering datasets and actionable insights tailored to the specific needs of multiple agencies through a single platform. Throughout the development of our products and platforms, we have paid particular attention to network and data processing efficiency to allow results to be distributed more effectively through existing communications networks. By facilitating a variety of modular upgrades to existing infrastructure, combining data from various sources, and providing valuable real-time, historical, and predictive insights, Rekor can continue to deliver solutions that meet the needs of customers across the value chain.

Marketing and Sales

We offer product and services in multiple markets, using direct sales, an eCommerce platform and extensive partnerships and alliances. Our direct sales force is organized into groups aligned to the Intelligent Traffic Systems (“ITS”) chapters and other targeted market segments, with a primary focus on direct-to-end-user sales through a high-touch consultative process. In addition, we have established partnerships and strategic alliances that allow us to bundle our technology into purpose-built solutions for various national and global market segments.

As we continue to increase our roadway intelligence engagement with national, state and municipal DOTs, we remain focused on law enforcement communities – both directly and indirectly through strategic partners and resellers/integrators. Our market-leading solutions provide significant value to DOTs for traffic management, planning and operations, and to municipal planning organizations for urban mobility.  In addition to these agencies, our solutions also enable law enforcement, intelligence-based policing, corporate campus security, and regulatory compliance for public security. Our technology enables us to understand vehicle characteristics and behaviors beyond simple license plate capture, and digital vehicle signatures – extending into traffic analytics, sustainability metrics, and weigh-in-motion studies for motorized as well as non-motorized movements, such as bicycles and pedestrians.  In 2023, we will be working to extend our reach into smaller communities as we continue to serve medium-large DOT and law enforcement departments with our direct sales representatives.

Given that our primary market is state and local governments in the United States, the majority of our sales efforts involve a request for proposal process and/or grant application process. In 2023, we will continue to capture and submit proposals and apply for grants, while also seeking opportunities to submit concurrently with strategic partners.

Our eCommerce platform offers businesses and individuals around the world a convenient way to purchase our high-value vehicle recognition solutions with just a credit card and a click. The platform allows for self-service sign-up and a range of subscription options while also funneling customers directly to our sales support team if they need more information. We recently launched our Edge Pro camera system, our first hardware device for sale directly through the eCommerce platform. With our ALPR software preloaded, customers can activate AI-based vehicle recognition services through a subscription online or by telephone. The device is shipped globally, with optional enhancements for solar power and various pole configurations.

Research and Development

The highly competitive industries where we compete are defined by swift technological advancements. As such, our success is reliant upon a consistent and timely release of innovative products, new rich data services, and advanced technologies to the market. To ensure our competitive edge, we are constantly developing cutting-edge technologies to enhance our existing offerings, expanding our range of solutions through rigorous research and development, as well as developing new AI models and algorithms, licensing intellectual property, and acquiring third-party datasets and technology. We are committed to staying abreast of our customers' technological developments, adhering to industry standards, and meeting their increasingly stringent demands for performance, productivity, quality, and predictability. As a result, we will continue to make significant investments in research and development and data and analytics as we strive to maintain our position as a leader in our field.

Proprietary Technology and Intellectual Property

Our innovative hardware devices, accessories, software, and services are protected by a collection of patents, copyrights, trademarks, service marks, trade dress, and other forms of intellectual property rights both in the United States and foreign countries. While we recognize the importance of owning these intellectual property rights and believe they contribute to our success, we know that the know-how of our skilled personnel and their technical competence and marketing abilities are the foundation of our Company's achievements.

To ensure our continued success, we prioritize the filing of patent applications to safeguard the innovations that arise from our research, development, and design efforts, and we are currently pursuing multiple patent applications. With our commitment to intellectual property rights and our talented personnel, we are well-positioned to lead the market in delivering cutting-edge solutions and services.

Acquisitions

On June 17, 2022, we completed the STS Acquisition.

On August 18, 2021, we completed the Waycare Technology Acquisition.

Additional information concerning the STS and Waycare Technology Acquisition is provided in this Annual Report on Form 10-K under ITEM 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

Human Capital Management

We look for our employees to represent the best and brightest in our industry and the talent we select to be a part of our team defines our culture and success. Our global workforce is highly educated, technical and specialized, with a substantial majority of employees working in technical roles.

As of March 29, 2023, we had 268 employees, of which 267 were full-time and one was considered part-time. We consider our employee relations to be good. To date, we have been able to locate and engage highly qualified employees as needed and do not expect our growth efforts to be constrained by a lack of qualified personnel.

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

For the year ended December 31, 2022, we had a loss from continuing operations of $83,454,000. We cannot assure that we will be profitable in the future or that our financial performance will sustain a sufficient level to completely support operations. Our ability to become profitable in future periods could be impacted by government activity and regulation, economic instability and other items that are not in our control. A significant portion of our expenses are fixed in advance. As such, we generally are unable to reduce our expenses significantly in the short term to compensate for any unexpected delay or decrease in anticipated revenues or increases in planned investments. In addition, we have experienced and expect to continue to experience significant expenses related to acquisitions and the development of new products and services. Our strategic transition to a technology-based company focused on roadway intelligence will require us to generate sufficient new revenues from the roadway intelligence market to support our business plan while continuing to operate as a public company. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund operations and achieve our business plan and could cause the market price of our common stock to decline.

We rely, in part, on third-party data providers and existing camera networks to grow our business. If we are unable to enter into agreements with third-party data providers or successfully maintain them, our growth may be adversely impacted.

We rely, in part, on access to third-party data and access to existing camera networks to grow our business. The majority of the third-party data agreements allow us to access connected vehicle data, existing camera networks or other data services, thereby increasing the data points used in our solutions.

Any agreement we enter into with a third party may not be on favorable terms, and the expected benefits and growth from these agreements may not materialize as planned. Despite our past experience, opportunities to grow our business through third-party data may not be available to us in the future.

The market for our Rekor One platform is new and unproven, may decline or experience limited growth and is dependent in part on our ability to attract new customers to adopt our platform and use our services.

The market for an ecosystem that connects government agencies, service providers and, ultimately, drivers is relatively new and some aspects of it are unproven, therefore, it is subject to several risks and uncertainties. We believe that our future success will significantly depend in large part on the growth, if any, of this market. The use of advanced vehicle recognition systems and marketplace data to obtain data on vehicles, drivers and the environment is still relatively new and potential customers may not recognize the need for, or benefits of, our platform and solutions. Moreover, if they do not recognize the need for and benefits of our platform and solutions, they may decide to adopt alternative services to satisfy some portion of their business needs.

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

To increase our revenue growth, we continue to invest in our business, including investments into new markets and in innovation and product development to expand the suite of solutions we provide to our customers. Our operating margins experience downward pressure in the short term as a result of these investments. Furthermore, our investments may not produce the expected results. If we are unable to successfully execute our go-to-market strategy, we may experience decreases in our revenues and operating margins.

We have not been a leading provider of traffic management and public safety products and services in the past and do not have the level of established contacts and existing business relationships that some of our competitors have.

Although it is growing, our presence in the transportation and public safety markets has been limited. As a result of this, although we believe our products and services have significant competitive advantages, we may encounter difficulties in establishing widespread market acceptance of our products in various markets and regions. Early successes in penetrating these markets and regions may not be able to be sustained once our ability to compete with our more established competitors comes to their attention. They may seek to develop more competitive products before their existing contracts expire, reduce prices, use to advantage their past association as a trusted provider and their superior financial and marketing resources and use other stratagems to competitive advantage, which could significantly impact our ability to continue to grow.

We will need to raise additional capital in the future, which may not be available on acceptable terms, or at all.

We have experienced fluctuations in earnings and cash flows from operations from year to year. To support business growth, or if our business declines, we expect to need to raise additional capital to support operations, pursue acquisitions or expand our operations. Such additional capital may be raised through bank borrowings, or other debt or equity financings. We cannot assure you that any additional capital will be available on a timely basis, on acceptable terms, or at all, and such additional financing may result in further dilution to our stockholders.

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

To achieve future growth, we will need to continue to employ qualified personnel and invest in additional research and development and sales and marketing activities, which could limit our ability to reduce expenses or lead to increases in our expenses and result in future declines in operating results. In addition, our future expansion is expected to place a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage these activities or any revenue declines successfully, our business, financial condition and results of operations could be adversely affected.

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

The cloud-based services and AI-based product markets in which many of our products and services compete are characterized by rapid technological change, frequent introduction of new products and services and evolving industry standards. Our ability to remain competitive will depend in large part on our ability to continue to enhance our existing products and services and develop new service offerings that keep pace with these markets’ rapid technological developments. Additionally, to achieve market acceptance, we must effectively anticipate and offer products and services that meet changing client demands in a timely manner. Clients may require features and capabilities that our current products and services do not have. If we fail to develop products and services that satisfy customer requirements in a timely and cost-effective manner, our ability to renew subscriptions with existing clients and our ability to create or increase demand for our products and services will be harmed, and our revenue and results of operations would be adversely affected.

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

A downturn of the U.S. or global economy or in our ability to provide customers with a sustained level of support could result in our customers using fewer products and services or becoming unable to pay us for our services on a timely basis or at all, which would materially adversely affect our business.

Because demand for our solutions and services are sensitive to changes in the level of economic activity, our business may suffer during economic downturns. During periods of weak economic growth or economic contraction, the demand for outsourced services could decline. In addition, market forces may restrict our ability to sustain funding for our sales and support efforts. When the level of demand for our products and services drops, our operating profit could be impacted unfavorably because expenses may not decline as quickly as revenues. In these periods, we can only reduce selling and administrative expenses to a certain level without negatively impacting the long-term potential of our business.

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

We may be limited in the portion of net operating loss carryforwards that we can offset future taxable income for U.S. federal and state income tax purposes. As of December 31, 2022, we had gross federal and state net operating loss carryforwards, or NOLs, of approximately $114,742,000 and $106,866,000, respectively. A lack of future taxable income could adversely affect our ability to use these NOLs. In addition, future changes in our stock ownership, including through acquisitions, could result in ownership changes under Section 382 of the Internal Revenue Code and may result in a limitation on the amount of NOL carryforwards that could be used annually to offset future taxable income and taxes payable. Our NOLs at December 31, 2022 may also be impaired under similar provisions of state law and may expire unused or underused, which would prevent us from using our NOL carryforwards to offset future taxable income.

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

As of March 24, 2023, we have a total of 55,020,612 shares of common stock outstanding. Based on shares outstanding as of March 24, 2023, 6,821,752 shares of common stock, or 12.4%, are beneficially owned by our officers, directors and their affiliated entities, and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, 8,951,543 shares of our common stock that are subject to outstanding options, restricted stock units and warrants as of March 24, 2023, will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, and Rules 144 and 701 under the Securities Act.

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

As of March 24, 2023, our executive officers, directors, five percent or greater stockholders and their respective affiliates owned in the aggregate approximately 38.5% of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located at 6721 Columbia Gateway Drive, Suite 400, Columbia, Maryland 21046 and 55a Yigal Alon Street, Tel-Aviv, Israel. We do not own any real property. We do not consider any of our leased properties to be materially important to us. While we believe it is necessary to maintain offices through which our services are coordinated, we feel there are sufficient available office rental properties to adequately serve our needs should we need to relocate or expand our operations.

ITEM 3. LEGAL PROCEEDINGS

On August 19, 2019, we filed suit in the United States District Court for the Southern District of New York against three former executives of the Company who were founders of two related former subsidiaries (the “Firestorm Principals”)—Rekor Systems, Inc. v. Suzanne Loughlin, et al., Case no. 1:19-cv-07767-VEC. The Firestorm Principals answered together with counterclaims on February 28, 2020. In 2020, the Firestorm Principals filed various suits in New York, Delaware and Virginia against directors and officers of the Company, alleging breach of fiduciary duty and libel.

On March 22, 2023, the Company entered into a settlement agreement with the Firestorm Principals. Pursuant to the terms of the settlement agreement, the parties have mutually released and discharged all existing and potential actions, causes of action, suits, proceedings, debts, dues, contracts, damages or claims against each other, including certain claims for officer indemnification of the Firestorm Principals. In exchange for the mutual releases, the Company will transfer certain Firestorm assets to CrisisRisk Strategies, LLC, make a payment of $175,000, and the Firestorm Principals have agreed to the extinguishment of all rights to enforce their claims for payment with respect to principal and interest on the promissory notes issued in connection with the Company’s acquisition of Firestorm, and are giving up their rights to exercise the warrants issued in connection with the same.

As a result of the settlement agreement, the Company expects to record a reduction to notes payable, the related accrued interest and other assets and liabilities already presented as discontinued operations. The Company will also cancel warrants to purchase 631,254 shares of common stock, which were issued in connection with the acquisition of Firestorm. The settlement also results in there being no litigation pending against the Company at this time.

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

On September 18, 2020, Fordham Financial Management, Inc. (“Fordham”) commenced a lawsuit against us in the Supreme Court for the State of New York, New York County. Fordham alleged that we breached an underwriting agreement and brought claims for breach of contract, a declaratory judgment, and attorneys’ fees and expenses, seeking damages. On October 17, 2022, the Court granted Fordham’s motion for summary judgment and denied the Company’s cross-motions for summary judgment and to compel discovery. The Court awarded Fordham $1,025,000, representing 3% of the gross proceeds generated from the Company’s previously announced and concluded at-the-market equity program commenced on August 14, 2019, plus pre-judgment interest accruing at 9% per annum since April 14, 2019, and reasonable attorneys’ fees. The Company chose not to appeal the decision and satisfied the judgement. In exchange for a payment of $1,320,000 by the Company, the plaintiff agreed to a full and complete discharge of the plaintiff’s claim. This amount was recorded in other expense, net on the Company’s consolidated statements of operations.

From time to time, we may be named as a party to various lawsuits, claims and other legal and regulatory proceedings that arise in the ordinary course of business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, infringement of proprietary rights, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings we accrue reserves when a loss is probable, and the amount of such loss can be reasonably estimated. When it is our opinion that the outcome of these proceedings, individually and collectively, will not be material to our consolidated financial statements as a whole we do not provide detailed descriptions of such matters in our financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Capital Market under the symbol “REKR”.

Holders

As of March 29, 2023, there were 63 registered holders of record of our common stock, excluding stockholders for whom shares are held in “nominee” or “street name.” The actual number of common stockholders is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

Registered Public Offering followed by Automatic Conversion of Series A Cumulative Convertible Redeemable Preferred Stock and Series B Cumulative Convertible Redeemable Preferred Stock

On February 9, 2021, we issued and sold 6,126,936 shares of our common stock, which includes 799,166 shares of common stock sold pursuant to the exercise of an overallotment option (the "2021 Public Offering"). The net proceeds to the Company, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $70.1 million. The shares were sold pursuant to an underwriting agreement with B. Riley Securities, Inc. and Lake Street Capital Markets, LLC, as representatives of the several underwriters named therein and our shelf registration statement on Form S-3 (Registration Statement No. 333-224423) filed by the Company with the Securities and Exchange Commission (the “SEC”) that became effective on April 30, 2018. On February 4, 2021, a prospectus supplement and accompanying prospectus were filed with the SEC in connection with the offering and a related registration statement (File No. 333-252735) was filed pursuant to Rule 462(b) promulgated under the Securities Act.

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

Senior Notes with Warrants

As previously disclosed under Item 3.02 in the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2023, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell to the investors in a private placement transaction (i) up to $15,000,000 in aggregate principal amount of senior secured promissory notes, and (ii) warrants to purchase up to an aggregate of 7,500,000 shares of common stock of the Company.  In connection with the initial closing on January 18, 2023, the Company issued $12,500,000 in aggregate principal amount of notes and warrants to purchase 6,250,000 shares of Common Stock, resulting in proceeds to the Company of $12,500,000 before reimbursement of expenses.

Use of Proceeds

We have generated losses since our inception and have relied on cash on hand, external bank lines of credit, short-term borrowing arrangements, issuance of debt, the sale of a note, sale of our non-core subsidiaries, and the sale of common stock to provide cash for operations. We attribute losses to financing costs, public company corporate overhead, lower than expected revenue, and lower gross profit of some of our subsidiaries. Our cash proceeds have been primarily used for the acquisitions described above, research and development, legal, financing costs, acquisition costs and sales and marketing expenses related to new product development and our strategic shift to develop and promote the capabilities of our technology offerings.

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

Overview

Rekor is leading the charge to become the premier provider of roadway intelligence and data-driven mobility insights on a global scale. As a technology company, we are dedicated to transforming the public safety, urban mobility, and transportation management market segments worldwide with our cutting-edge, AI-driven solutions tailored specifically to the unique needs of each sector. Our commitment to delivering mission-critical solutions for roadway intelligence is driven by our vision of creating smarter, safer, and more sustainable streets for all communities. To achieve this vision, we strive to collect, connect, and organize the world’s mobility data, harnessing its full potential to provide the most essential, real-time, and predictive actionable mobility insights. With our innovative approach and relentless pursuit of excellence, we are working to make mobility data universally accessible and, empowering our customers to make informed decisions and drive meaningful progress towards a better future.

General

The information provided in this discussion and analysis of Rekor’s financial condition and results of operations covers the years ended December 31, 2022 and 2021. In 2022, we divested our Automated Traffic Safety Enforcement ("ATSE") business, a non-core business unit. As a result of the divestiture, we determined that ATSE met the criteria to be considered discontinued and it is no longer presented with continuing operations. Additionally, in 2022, we completed the acquisition of 100% of the issued and outstanding capital stock of Southern Traffic Services, Inc. ("STS") and in 2021, we completed the acquisition of 100% of the issued and outstanding capital stock of Waycare Technologies, Ltd. These acquisitions are included in the presentation of our operations.

Acquisitions and Dispositions

On August 18, 2021, we completed the acquisition of Waycare Technologies Ltd. (“Waycare”) for an aggregate purchase price of $60,171,000, consisting of $39,884,000 in cash and $20,287,000 of stock consideration.

On June 17, 2022, we completed the acquisition of STS by acquiring 100% of the issued and outstanding capital stock of STS. The acquisition included total consideration of $12,799,000 including; cash consideration of $6,500,000, $1,001,000 related to an earnout based on the achievement of certain performance metrics ("STS Earnout") and $1,298,000 contingent on the closing of a future contract ("STS Contingent Consideration"), 798,666 shares of the Company’s common stock, valued at $2,000,000, and a $2,000,000 note.

On December 6, 2022, we divested our ATSE business, a non-core business unit, for approximately $3,390,000.

Opportunities, Trends and Uncertainties

We look to identify the various trends, market cycles, uncertainties and other factors that may provide us with opportunities and present challenges that impact our operations and financial condition from time to time. Although there are many that we may not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by the following:

●	Growing Smart City Market – According to a United Nations report, about two-thirds of the world population will live in urban areas by 2050. The world’s cities are getting larger, with longer commutes and the resulting impact on the environment and the quality of life. This trend requires forward-thinking officials to manage assets and resources more efficiently. We believe that advancements in “big data” connected devices and artificial intelligence can provide Intelligent Transportation System (“ITS”) solutions that can be used to reduce congestion, keep travelers safe, improve transportation, protect the environment, respond to climate change, and enhance the quality of life. We believe our data-driven, artificial intelligence-aided solutions provide useful tools that can effectively tackle the challenges cities and communities are facing today and will face over the coming decades.
●	AI for Infrastructure – We believe that the application of AI to the analysis of conditions on roadways and other transportation infrastructure can significantly affect the safety and efficiency of travel in the future. As vehicles move towards full automation, there is a need for real-time data and actionable insights around traffic flow, identification of anomalous and unsafe movements – e.g. wrong way vehicles, stopped vehicles, or/and pedestrians on the roadway. Marketers and drive-thru retailers with loyalty programs can also benefit from rapid, lower cost identification of existing and potential customers in streamlining and accelerating local vehicular flow as well as data about the vehicles on the roadway.
●	Connected Vehicle Data – Today’s new vehicles are equipped with dozens of sensors, collecting information about internal systems, external hazards, and driving behaviors. This data is a resource that transportation and other agencies are beginning to find valuable uses for. Notably, the data from these vehicles represent a virtual network that is independent of the infrastructure which is maintained and operated by the public agencies. Connected vehicle sensors can provide important information related to hazardous conditions, speed variations, intersection performance, and more. This data can help agencies and municipalities gain more visibility about conditions on their roads, supplementing data from existing infrastructure and allowing transportation information from rural areas that are not served by ITS infrastructure to be integrated into the overall analysis.
●	New and Expanded Uses for Vehicle Recognition Systems – We believe that reductions in the cost of vehicle recognition products and services will significantly broaden the market for these systems. We currently serve many users who could not afford the cost, or adapt to the restrictions of, conventional vehicle recognition systems. These include smaller municipalities, homeowners’ associations, and organizations finding new applications such as innovative customer loyalty programs. We have seen and responded to an increase in the number of smaller jurisdictions that are testing vehicle recognition systems or that issued requests for proposals to install a network of vehicle recognition sensors. We also expect the availability of faster, higher-accuracy, lower-cost systems to dramatically increase the ability of crowded urban areas to manage traffic congestion and implement smart city programs.
●	Adaptability of the Market – We have made a considerable investment in our advanced vehicle recognition systems because we believe their increased accuracy, affordability and ability to capture additional vehicle data will allow them to compete effectively with existing providers. Based on published benchmarks, our software currently outperforms competitors. However, large users of existing technology, such as toll road operators, have long-term contracts with service providers that have made considerable investments in their existing technologies and may not consider the improvements in accuracy or reductions in cost sufficient to justify abandoning their current systems in the near future. In addition, existing providers may be able to reduce the cost of their current offerings or elect to reduce prices and accept reduced profitability while working to develop their own systems or secure advanced systems from others who are also working to develop them. As a result, our success in establishing a major position in these markets will depend on being able to effectively communicate our presence, develop strong customer relationships, and maintain leadership in providing the capabilities that customers want. As with any large market, this will require considerable effort and resources.

●	Expansion of Automated Enforcement of Motor Vehicle Laws – We expect contactless compliance programs to be expanded as the types of vehicle related violations authorized for automated enforcement increase and experience provides localities with a better understanding of the circumstances where it is and is not beneficial. We believe that future legislation will increasingly allow for automated enforcement of regulations such as motor vehicle insurance and registration requirements. Communities are currently searching for better means of achieving compliance with minor vehicle offenses, such as lapsed registrations, and safety issues such as motorists who fail to stop for school buses. For example, due to high rates of fatalities and injuries to law enforcement and other emergency response crews on roadsides, several states are considering authorizing automated enforcement of violations where motorists fail to slow down and/or move over for emergency responders and law enforcement vehicles at the side of the road. To the extent that legislative implementation is required, a deliberative and necessarily time-consuming process is involved. However, as states expand auto-enforcement, the market for these products and services should broaden in the public safety market.
●	Graphic Processing Unit (“GPU”) Improvements – We expect our business to benefit from more powerful and affordable GPU hardware that has recently been developed. These GPUs are more efficient for image processing because their highly parallel structure makes them more efficient than general-purpose central processing units (“CPUs”) for algorithms that process large blocks of data, such as those produced by video streams. GPUs also provide superior memory bandwidth and efficiencies as compared to their CPU counterparts. The most recent versions of our software have been designed to use the increased GPU speeds to accelerate image recognition. The GPU market is predicted to grow as a result of a surge in the adoption of the Internet of Things (“IoT”) by the industrial and automotive sectors. As GPU manufacturers increase production volume, we hope to benefit from the reduced cost to manufacture the hardware included in our products or available to others using our services.
●	Edge Processing – Demand for actionable roadway information continues to grow in parallel with sensor improvements, such as increasingly sophisticated internal software and optical and other hardware adapted to the use of this software. Over the last several decades, sensors have evolved and unlocked new capabilities with each advancement. Further, cellular networks have been optimized for downloading data rather than uploading data. As a result, while download speeds have improved significantly due to large investments in cellular infrastructure, this has resulted in relatively small improvements to cellular upload speeds. With roadside deployments experiencing explosive growth in count and density, scalability, latency and bandwidth have become aspects of competition in the market. Our systems have been designed to address these issues through the use of more effective edge processing, enabled both by incorporating the increasingly effective new GPUs into our systems and continual improvements in the efficiency of our AI algorithms. Our edge processing systems ingest local HD video streams at the source and convert the raw video data to text data, dramatically reducing the volume of data that needs to be transferred through the network. Edge processing allows us to scale a network dramatically without the bandwidth, cost, latency and dependability limitations that are experienced by other networks where raw video needs to be streamed to the cloud for processing.
●	Accelerated Business Development and Marketing – Our ability to compete in a large, competitive and rapidly evolving industry will require us to achieve and maintain a visible leadership position. As a result, we have made significant investments in our business development marketing and eCommerce activities to increase awareness and market adoption of our products and services within key markets. We anticipate that a sustained presence in the market, the continued development of strategic partnerships and other economies of scale will reduce the level of costs necessary to support sales of our products and services. However, the speed at which these markets grow to the degree to which our products and services are adopted is uncertain.
●	Resurgent COVID 19 - The spread of a novel strain of COVID-19 around the world since the first quarter of 2020 has caused significant volatility in U.S. and international markets. Despite the roll-out of vaccinations, there continues to be significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and international economies. As such, we are unable to determine the full impact on our operations should the global pandemic resurface in 2023. The pandemic has accelerated the adoption of new technologies by businesses. According to a McKinsey Global Survey of executives, their companies have accelerated the digitization of their customer and supply-chain interactions and their internal operations by three to four years. Funding for digital initiatives has increased, creating opportunities for innovative solution providers such as Rekor.
●	Pressure on Government Budgets – COVID-19 has caused significant strain on government budgets. With less money to spend and more need for resources, government agencies need affordable, effective, and scalable solutions for revenue recovery and discovery. With subscription pricing and an intelligent infrastructure platform that accomplishes multiple agency missions, we are uniquely positioned to provide agencies with force-multiplying tools when money and human resources are limited. Agencies can be better positioned to improve public safety, manage resources more effectively, and make an impact on their citizen's quality of life with limited capital expenditure. In addition, states adopting contactless compliance programs may be able to garner significant net cash contributions to their annual budgets while reducing the number of non-compliant vehicles on their roadways.

●	Infrastructure Investment and Jobs Act (“IIJA”) and the Bipartisan Infrastructure Law (“BIL”) - The IIJA, signed into law on November 15, 2021, provides for significant national investments in the transportation systems in the United States, including over $150 billion in new spending on roadway infrastructure, including intelligent transportation systems. We believe that our comprehensive offering of solutions positions the Company well to emerge as a technology leader in the expanded market for roadway intelligence that will benefit from this legislation. We have identified opportunities to access federal funding streams, and we are working to implement a program that capitalizes on this unprecedented U.S. federal investment in public safety, homeland security, and transportation infrastructure and ensures that our customers are positioned to capture as much of this extraordinary government spending as possible. Beyond the many recurring federal grant programs that could support customer purchases, and the $350 billion in American Rescue Plan Act allocations that public agencies are receiving now, we are particularly excited about the prospect of benefitting from the following new grant sources that are contained in the IIJA: $200 million annually for a “Safe Streets and Roads for All” program that would make competitive grants for state projects that significantly reduce or eliminate transportation-related fatalities. $150 million for the current administration to establish a grant program to modernize state data collection systems $500 million for the Strengthening Mobility and Revolutionizing Transportation (“SMART”) Grant Program that would support demonstration projects on smart technologies that improve transportation efficiency and safety.
●	Recent Acquisitions - Over the past two years, Rekor has acquired two subsidiaries as part of its plans to advance its appeal to national and local transportation agencies. In the first of these acquisitions, we acquired an award winning leader in the development of predictive analytics for traffic management using a combination of internally generated an third party data sources. This acquisition was designed to assure transportation agencies that we were developing the most advanced data analysis systems to support their missions in safety and efficiency. In the second acquisition, we acquired one of the leading existing providers of traffic data services in the United States. Uniquely, this Company had innovated a change in the service model from providing, servicing and maintaining agency resources to a data services model where overlapping entities could benefit from our modular approach to data collection and dissemination. Each of these acquisitions has led to increased visibility for the Company among national and state level DOTs in the United States, Mexico and Israel.
●	Challenges to Executing on the Corporate Strategy – As an acquirer and integrator of established technology companies in the ITS industry, there is an inherent risk associated with the successful implementation and execution of the strategy. If Rekor is unable to successfully implement and execute its plans, there could be a material and adverse effect on the Company’s business, results of operations, and financial condition.
●	Inability to Achieve Profitability - Rekor continues to grow its business, its operating expenses and capital expenditures have increased and it has not yet achieved the level of sustaining profitability. As a result, if the Company is unable to generate additional revenue or achieve planned efficiencies in operations, or if its revenue declines significantly, Rekor may not be able to achieve profitability in the future, which would materially and adversely affect the Company’s business.
●	Inability to Retain Qualified Personnel – Rekor’s success depends on the continued efforts and abilities of the senior management team and key engineering and marketing specialists. Although Rekor has employment agreements with these employees, they may not choose to remain employed by Rekor. Should one or more key personnel leave the Company or join a competitor, the Company’s business, operating results, and financial condition can be adversely affected.
●	Inability to Compete Effectively - Competition and technology advancements by others may erode the Company’s business and result in inability to capture new business and revenue. Each business line faces significant competitive pressures within the markets in which they operate. While Rekor continues to work to develop and strengthen its competitive advantages, many factors such as market and technology changes may erode or prevent this. If the Company is unable to successfully maintain its competitive advantage, the Company’s business, operating results, and financial condition can be adversely affected.
●	Cyber Security Risks - Rekor relies on information technology in all aspects of its business. A significant disruption or failure in the information technology systems could result in services interruptions, safety failures, security violations, regulatory compliance failures, an inability to protect information and assets against intruders, and other operational difficulties. This could result in the loss of assets and critical information and expose the Company to remediation costs and reputational damage. Although Rekor takes reasonable steps intended to mitigate these risks, a significant disruption or cyber intrusion could lead to misappropriation of assets or data corruption and could adversely affect the Company’s results of operations, financial condition, and liquidity.
●	Intellectual Property Claims - Third parties that have been issued patents or have filed for patent applications similar to those used by the Company’s operating subsidiaries may result in intellectual property claims against the Company. Rekor cannot determine with certainty whether existing third-party patents or the issuance of any future third party patents would require any of its operating subsidiaries to alter their respective technologies, obtain licenses or cease certain activities. Should the Company be unable to defend against such claims, the Company’s business, operating results, and financial condition can be adversely affected.

Other than as discussed above and elsewhere in this Annual Report on Form 10-K, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Components of Operating Results

Revenues

The Company derives its revenues primarily from the sale of its roadway data aggregation, traffic management and licensing offerings. These offerings typically, include a mixture of data collection, software, hardware, implementation, engineering services, customer support and maintenance services. Revenue is recognized upon transfer of control of promised products and services to the Company’s customers, in an amount that reflects the consideration the Company expects to receive in exchange for those products and services.

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

We expect our general and administrative expenses to continue to remain high for the foreseeable future due to the costs associated with our growth and the costs of accounting, compliance, insurance and investor relations as a public company. Our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses. However, our general and administrative expenses have decreased as a percentage of our revenue and, to the extent we continue to be successful in generating increased revenue, we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term.

Sales and Marketing

Sales and marketing expenses consist of personnel costs, marketing programs, travel and entertainment associated with sales and marketing personnel, expenses for conferences and trade shows. We will require significant investments in our sales and marketing expenses to continue the rate of growth in our revenues, further penetrate existing markets and expand our customer base into new markets.

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

We expect our research and development expenses to continue to increase in absolute dollars for the foreseeable future as we continue to invest in research and development efforts to enhance the functionality of our products and services. Our research and development expenses increased in 2022 as we focused on a significant expansion of the capabilities of our Rekor suite of products and may continue to fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses. However, to the extent we continue to be successful in generating increased revenue, we expect our research and development expenses to decrease as a percentage of our revenue over the long term.

Depreciation and Amortization

Depreciation and amortization expenses are primarily attributable to our capital investments and consist of fixed asset depreciation, amortization of intangibles considered to have definite lives, and amortization of capitalized internal-use software costs.

Other Income (Expense)

Other income (expense) consists primarily of legal settles, legal judgements, interest expense in connection with our debt arrangements, costs associated with the extinguishment of our debt arrangements, gains on the sale of subsidiaries, gains or losses on the sale of fixed assets, interest income earned on cash and cash equivalents, short-term investments and note receivables.

Income Tax Benefit

Income tax benefit consists primarily of the tax impact related to the step-up in the basis of tangible and intangible assets related to our acquisitions and income taxes in certain domestic jurisdictions in which we conduct business. We have recorded deferred tax assets for which a full valuation allowance has been provided, including net operating loss carryforwards and tax credits. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets may not be realized based on our history of losses.

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

	Year ended December 31,
(Dollars in thousands)	2022	2021
Revenue	$19,920	$11,575
Cost of revenue, excluding depreciation and amortization	10,890	4,549

Operating expenses:
General and administrative expenses	26,612	23,006
Selling and marketing expenses	8,329	4,474
Research and development expenses	18,616	8,292
Goodwill impairment	34,835	-
Depreciation and amortization	6,422	3,088
Total operating expenses	94,814	38,860

Loss from continuing operations	(85,784)	(31,834)
Other income (expense):
Interest expense, net	(21)	(27)
Other expense, net	(1,279)	(90)
Gain on the sale of business	2,643	-
Gain on extinguishment of debt	-	886
Total other income	1,343	769
Loss before income taxes	(84,441)	(31,065)
Income tax benefit	987	3,819
Equity in loss of investee	-	(150)
Net loss from continuing operations	$(83,454)	$(27,396)

Comparison of the Years Ended December 31, 2022 and 2021

Revenue

	Year ended December 31,		Change
(Dollars in thousands)	2022	2021	$	%
Revenue	$19,920	$11,575	$8,345	72%

The increase in revenue for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily a result of our recent acquisition of STS and its existing customer base. During the year ended December 31, 2022, revenue attributable to our STS acquisition was $7,692,000. As part of our change in selling strategy, we have focused on a sales model that employs contracts with recurring revenue. We expect these contracts to provide a more predictable stream of revenues, compared to one-time sales of hardware and software licenses which are generally more difficult to predict.

Our revenue with the discontinued operations of our ATSE business were $22,280,000 for the year ended December 31, 2022, as compared to $14,294,000 for the year ended December 31, 2021.

Cost of Revenue, Excluding Depreciation and Amortization

	Year ended December 31,		Change
(Dollars in thousands)	2022	2021	$	%
Cost of revenue, excluding depreciation and amortization	$10,890	$4,549	$6,341	139%

For the year ended December 31, 2022, cost of revenue, excluding depreciation and amortization increased compared to the corresponding prior periods primarily due to an increase in personnel and other direct costs such as hardware that were incurred to support our go-to-market strategy and increase of revenue. As part of a sales strategy to more quickly expand our market reach, we have recently offered certain customers short-term pilot programs which range from three to six months. Our pilot programs generally have lower margins due to additional upfront costs we incur to establish the program, which will not be incurred again if the pilot program is converted into a long-term program. In addition, the Company experienced lower margins on certain hardware sales during the year.

Operating Expenses

	Year ended December 31,		Change
(Dollars in thousands)	2022	2021	$	%
Operating expenses:
General and administrative expenses	$26,612	$23,006	$3,606	16%
Selling and marketing expenses	8,329	4,474	3,855	86%
Research and development expenses	18,616	8,292	10,324	125%
Goodwill impairment	34,835	-	34,835	-
Depreciation and amortization	6,422	3,088	3,334	108%
Total operating expenses	$94,814	$38,860	$55,954	144%

General and Administrative Expenses

The increase in general and administrative expenses during the year ended December 31, 2022, compared to the year ended December 31, 2021, were primarily due to a $3,894,000 increase in personnel costs related to an increase in headcount, and increase of $1,326,000 of rent expense primarily related to our leased space in Columbia, Maryland and Tel Aviv, Israel. These increases in expenses were partially offset by a $2,180,000 decrease in our professional services expenses which primarily related to merger and acquisition activities that took place in 2021.

Selling and Marketing Expenses

The increase in selling and marketing expenses during the year ended December 31, 2022, compared to the year ended December 31, 2021, was attributable mainly to increased marketing efforts to promote our products and services including digital marketing and other sales efforts. In connection with these efforts, for the year ended December 31, 2022, there was an increase in staffing to support our growth plan which led to a $4,223,000 increase in personnel costs, including a $1,215,000 increase in stock-based compensation, compared to the year ended December 31, 2021.

Research and Development Expense

The increase in research and development expenses during the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily attributable to the development of new products and additional software capabilities, mainly as a result of an increase in headcount and hours associated with research and development activities. For the year ended December 31, 2022, there was an increase in staffing to support the Company’s new products which led to a $8,227,000 increase in personnel costs, including a $1,498,000 increase in stock-based compensation, compared to the year ended December 31, 2021. Additionally, there was an increase in sub-contractor labor associated with the development of new products and software of $1,062,000 during the year ended December 31, 2022 compared to the year ended December 31, 2021.

Goodwill Impairment

During the third quarter of 2022, we experienced a significant decline in our market capitalization, which management deemed a triggering event related to goodwill. As a result, we performed an interim impairment assessment as of September 30, 2022 and determined that as of the reporting date we had an impairment related to goodwill in the amount of $34,835,000.

Depreciation and Amortization

The increase in depreciation and amortization during the year is attributable primarily to increased technology-based intangible assets that were acquired as part of our acquisition of Waycare and the customer relationships and the trade name that was acquired as part of our acquisition of STS.

Operating Expenses Excluding Goodwill Impairment, Depreciation and Amortization

In the third quarter of 2022, we started to see a reduction in our operating expenses as a result of streamlining activities and business processes. During the fourth quarter we saw the full impact of these activities which resulted in a reduction of $2,842,000 of operating expenses across our general and administrative, sales and marketing and research and development expenses, during the fourth quarter of 2022 compared to the third quarter of 2022.

Other Income (Expense)

	Year ended December 31,		Change
(Dollars in thousands)	2022	2021	$	%
Other income (expense):
Interest expense, net	$(21)	$(27)	$6	22%
Other expense, net	(1,279)	(90)	(1,189)	-1321%
Gain on the sale of business	2,643	-	2,643	-
Gain on extinguishment of debt	-	886	(886)	-100%
Total other income	$1,343	$769	$574	-75%

The increase is other expense in the current year was related to legal judgements and settlements that happened during the year ended December 31, 2022. For additional details regarding our legal settlements please see Item 3 of Part I, “Legal Proceedings”.

In connection with the sale of ATSE, we recognized a gain on the sale of the business of $2,643,000 during the year ended December 31, 2022.

The gain on the extinguishment of debt for the year ended December 31, 2021, was related to the forgiveness of PPP loans.

Income Tax Benefit

The income tax benefit for the year ended December 31, 2022, was $987,000, which is due primarily to the step-up in the basis of tangible and intangible assets related to the STS acquisition, as compared to tax benefit of $3,819,000 for the year ended December 31, 2021, which is due primarily to the step-up in the basis of intangible assets related to the Waycare acquisition. We established a valuation allowance against deferred tax assets in the fourth quarter of 2017 and have continued to maintain a full valuation allowance through the year ended December 31, 2022.

Non-GAAP Measures

EBITDA and Adjusted EBITDA

We calculate EBITDA as net loss before interest, taxes, depreciation and amortization. We calculate Adjusted EBITDA as net loss before interest, taxes, depreciation and amortization, adjusted for (i) impairment of intangible assets, (ii) loss on extinguishment of debt, (iii) stock-based compensation, (iv) losses or gains on sales of subsidiaries, (v) losses associated with equity method investments, (vi) one-time consulting fees, (vii) legal judgements and settlements, (viii) gains or losses on the remeasurement of earnouts or contingent considerations, and (ix) other unusual or non-recurring items. EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under accounting principles generally accepted in the U.S. (“U.S. GAAP”) and should not be considered as an alternative to net earnings or cash flow from operating activities as indicators of our operating performance or as a measure of liquidity or any other measures of performance derived in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA are presented because we believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of a company’s ability to service and/or incur debt. However, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do.

The following table sets forth the components of the EBITDA and Adjusted EBITDA for the periods included (dollars in thousands):

	Year ended December 31,
	2022	2021
Net loss from continuing operations	$(83,454)	$(27,396)
Income tax benefit	(987)	(3,819)
Interest expense, net	21	27
Depreciation and amortization	6,422	3,088
EBITDA	$(77,998)	$(28,100)

Gain on extinguishment of debt	$-	$(886)
Share-based compensation	6,616	3,909
Gain on the sale of ATSE	(2,643)	-
Gain due to the remeasurement of the STS Earnout and Contingent Consideration, net	(883)	-
Goodwill impairment	34,835	-
Loss due to change in value of equity investments	-	150
Legal judgements and settlements	1,608	136
One-time consulting fees	1,024	2,025
Adjusted EBITDA	$(37,441)	$(22,766)

Adjusted Gross Profit and Adjusted Gross Margin

Adjusted Gross Profit is a non-GAAP financial measure that we define as revenue less cost of revenue, excluding depreciation and amortization. We define Adjusted Gross Margin as our Adjusted Gross Profit divided by our revenue. We expect Adjusted Gross Margin to improve over time to the extent that we can gain efficiencies through the broader adoption of our technology and successfully cross-selling and upselling our current and future offerings. However, our ability to improve Adjusted Gross Margin overtime is not guaranteed and could be impacted by the factors affecting our performance. We believe Adjusted Gross Profit and Adjusted Gross Margin are useful to investors, as they eliminate the impact of certain non-cash expenses and allow a direct comparison of these measures between periods without the impact of non-cash expenses and certain other nonrecurring operating expenses.

The following table sets forth the components of the Adjusted Gross Profit and Adjusted Gross Margin for the periods included:

	Year ended December 31,
	2022	2021
	(Dollars in thousands, except percentages)
Revenue	$19,920	$11,575
Cost of revenue, excluding depreciation and amortization	10,890	4,549
Adjusted Gross Profit	$9,030	$7,026
Adjusted Gross Margin	45.3%	60.7%

Adjusted Gross Margin, for the year ended December 31, 2022 decreased to 45.3% from 60.7% for the year ended December 31, 2021. As part of an effort to more quickly expand our market reach, we offered certain customers short-term pilot programs in 2022 which have ranged from three to six months. Our pilot programs generally have lower margins due to the upfront costs we incur to establish the program, which will not be incurred again if the pilot program is converted into a long-term program. In addition, the Company experienced lower margins on certain hardware sales during the year.

Key Performance Indicators

We regularly review several indicators, including the following key indicators, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Recurring Revenue

As more fully described in the discussion of Revenue Recognition below, we derive recurring revenue from long-term contracts with customers that provide for periodic payments over time and short-term contracts that are automatically invoiced on a monthly basis and renewed upon payment. The growth of our recurring revenue provides some insights into our future operating results and cash flow from operations. This enables us to better manage and invest in our business.

	Year ended December 31,
	2022	2021	Change
			$	%
Recurring revenue	$13,091	$4,634	$8,457	182%

As we continue to focus on long-term contracts with recurring revenue as part of our business model, we expect recurring revenue growth in future periods to continue to increase as we move to market our suite of products through our Rekor One™ platform.

Total Contract Value

The total contract value of contracts won in the current period also provides us some visibility into our future operating results and cash flows from operations. Total contract value is a non-GAAP measure in which there are certain assumptions that we make when determining the total contract value of an agreement, such as the success rate of renewal periods, cancellations and usage estimates. For the year ended December 31, 2022, we won contracts valued at $21,962,000, compared to $8,936,000 of contracts won for the year ended December 31, 2021. This represents growth of $13,026,000 or 146%, period over period.

Performance Obligations

While a portion of the total contract value won in a particular period represents point-in-time revenue or recurring revenue earned during the period, the remainder represents future performance obligations that can provide an indication of our future revenues. As of December 31, 2022, we had approximately $21,412,000 of performance obligations with respect to contracts that were closed prior to December 31, 2022 but have a contractual period beyond December 31, 2022. This represents growth of $6,636,000 or 45% compared to $14,776,000 of performance obligations as of December 31, 2021. These contracts generally cover a term of one to five years, which the Company will recognize revenue ratably over the contract term. We currently expect to recognize approximately $12,678,000 of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the following four years. On occasion, our customers will prepay the full contract or a substantial portion of the contract. Amounts related to the prepayment of the contract related to the performance obligation for a service period that is not yet met are recorded as part of our contract liabilities balance.

Lease Obligations

As of December 31, 2022, we had significant leased building space at the following locations:

●	Columbia, Maryland – The corporate headquarters
●	Tel Aviv, Israel

We believe our facilities are in good condition and adequate for their current use. We expect to improve, replace and increase facilities as considered appropriate to meet the needs of our planned operations.

Liquidity and Capital Resources

The net cash flows from operating, investing and financing activities for the periods below were as follows (dollars in thousands):

	Year ended December 31,
	2022	2021	Change
			$	%
Net cash used in operating activities - continuing operations	$(40,070)	$(18,893)	$(21,177)	-112%
Net cash used in investing activities - continuing operations	(8,264)	(47,318)	39,054	-83%
Net cash provided by financing activities - continuing operations	23,868	70,992	(47,124)	-66%
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	$(24,466)	$4,781	$(29,247)	-612%

Net cash used in operating activities for the year ended December 31, 2022, had a net increase of $21,177,000, which was attributable to the increase in the loss from continuing operations of $56,058,000. This amount was partially offset by an increase in share-based compensation expense, a non-cash adjustment, which increased $2,707,000 to $6,616,000 for the year ended December 31, 2022 compared to $3,909,000 for the year ended December 31, 2021. This increase is due to the number of equity incentive shares that were issued to employees and directors. Additionally, for the year ended December 31, 2022 we recognized an impairment related to our goodwill of $34,835,000.

The net decrease in net cash used in investing activities of $39,054,000 was primarily due to a decrease in the outflow of funds related to merger and acquisition activities. During the year ended December 31, 2022, the Company had net cash outflows of $6,389,000 related to the acquisition of STS. During the year ended December 31, 2021, the Company had net cash outflows of $39,770,000 related to the acquisition of Waycare.

Net cash provided by financing activities for the year ended December 31, 2022 decreased by $47,124,000 from the prior year ended December 31, 2021. During the year ended December 31, 2022, as part of our 2022 Sales Agreement, we received net proceeds after deducting the underwriting discounts and commissions and offering expenses payable by us, of $22,754,000. In the prior comparable period, through our 2021 Public Offering, we received net proceeds, after deducting the underwriting discounts and commissions and offering expenses payable by us, of $70,125,000.

For the year ended December 31, 2022 and 2021, we funded our operations primarily through cash from the sale of equity, operating activities from our subsidiaries, the sale of our subsidiaries and the issuance of debt. As of December 31, 2022, we had unrestricted cash and cash equivalents from continuing operations of $1,924,000 and working capital deficit of $6,010,000, as compared to unrestricted cash and cash equivalents of $25,796,000 and working capital of $16,911,000 as of December 31, 2021. As more fully described in the discussion of Going Concern, Liquidity and Management's Plan below, based on the Company's current business plan assumptions and the expected cash burn rate, the Company believes that the existing cash is insufficient to fund operations for the next twelve months following the issuance of the audited financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of our operations is based upon our audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

The Company derives its revenues primarily from the sale of its roadway data aggregation, traffic management and licensing offerings. These offerings typically, include a mixture of data collection, software, hardware, implementation, engineering services, customer support and maintenance services. Revenue is recognized upon transfer of control of promised products and services to the Company’s customers, in an amount that reflects the consideration the Company expects to receive in exchange for those products and services.

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

The Company also currently receives recurring revenues under contracts entered into using a subscription model for data collection services and bundled hardware and software over a period. Payments for these services and subscriptions are received periodically over the term of the agreement and revenue is recognized ratably over the term of the agreement. In addition, some of our subscription revenue includes providing, through a web server, access to the Company’s software solutions, a self-managed database, and a cross-platform application programming interface. The subscription arrangements with these customers typically do not provide the customer with the right to take possession of the Company’s software at any time. Instead, customers are granted continuous access to the Company’s solutions over the contractual period. The Company’s subscription services arrangements are non-cancelable and do not contain refund-type provisions. Accordingly, any fixed consideration related to the arrangement is generally recognized as recurring revenue on a straight-line basis over the contract term beginning on the date access to the Company’s software is provided.

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

Product and service revenue

Product and service revenue is defined as the Company’s implementation revenue, perpetual license sales, hardware sales, engineering services and contactless compliance revenue.

Implementation revenue is recognized when the Company provides implementation or construction services to its customers. These services, involve a fee for the implementations services and are typically associated with the sale of the Company’s data collection services, software and hardware. The Company’s implementation revenue is recognized over time as the implementation is completed.

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

The Company also generates revenue through the sale of hardware through its partner program and inside sales force distribution channels. The Company satisfies its performance obligation upon the transfer of control of hardware to its customers. The Company invoices end-user customers upon transfer of control of the hardware to its customers. The Company offers hardware installment to customers which ranges from one to six months. The revenue related to the installation component is recognized over time as the implementation is completed.

Contactless compliance solutions revenues reflect arrangements to provide hardware systems that identify uninsured motor vehicles, notify owners of non-compliance through a diversion citation, and assist them in obtaining the required insurance as an alternative to traditional enforcement methods. Revenue is recognized monthly based on the number of diversion citations collected by the relevant jurisdiction.

The Company also generates revenue through its engineering services. These services are provided at the request of its customers and the revenue related to these services is recognized over time as the services are completed.

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

As of December 31, 2022, and 2021, our evaluation revealed no uncertain tax positions that would have a material impact on the consolidated financial statements.

Going Concern, Liquidity and Management’s Plan

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

The Company has generated losses since its inception and has relied on cash on hand, external bank lines of credit, the sale of a note, proceeds from the sale of common stock, proceeds from the private sale of the Company’s non-core subsidiaries, proceeds from note receivables, debt financings and a public offering of its common stock to support cash flow from operations. The Company attributes losses to non-capital expenditures related to the scaling of existing products, development of new products and service offerings and marketing efforts associated with these products and services. As of and for the year ended December 31, 2022, the Company had a net loss from continuing operations of $83,454,000 and a working capital deficit of $6,010,000.

The Company's net cash position was decreased by $24,133,000 for the year ended December 31, 2022 primarily due to the loss from continuing operations of $83,454,000. The loss from continuing operations was partially offset by certain non cash adjustments such as the goodwill impairment of $34,835,000. Additionally, the decrease in cash was offset by the net proceeds of $22,754,000 from the 2022 Sales Agreement (see NOTE 14 - STOCKHOLDERS’ EQUITY for details on the 2022 Sales Agreement).

The Company's ability to generate positive operating results and complete the execution of its business strategy will depend on (i) its ability to continue the growth of its technology business, (ii) the continued performance of its contractors, subcontractors and vendors, (iii) its ability to maintain and build good relationships with its lenders and financial intermediaries, (iv) its ability to maintain timely collections from existing customers, and (v) the stability of the world economy and global financial markets. To the extent that events outside of the Company's control have a significant negative impact on economic and/or market conditions, they could affect payments from customers, services and supplies from vendors, its ability to continue to secure and implement new business, raise capital, and otherwise, depending on the severity of such impact, materially adversely affect its operating results.

The Company is actively monitoring its operations, the cash on hand and working capital. The Company is currently in the process of restructuring its operations to focus on supporting its existing customer base and continuing to develop the growth opportunities that present the highest immediate value. The Company will continue to evaluate the most sensible external financing options in order to sustain its operations. If additional financing is not available, the Company may be required to further reduce or defer expenses and cash outlays. Based on the Company's current business plan assumptions and the expected cash burn rate, the Company believes that the existing cash is insufficient to fund operations for the next twelve months following the issuance of the audited financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the next twelve months from the issuance of the Annual Report on Form 10-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Rekor Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rekor Systems, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated  financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Acquisition of Southern Traffic Systems, Inc.

During 2022, the Company completed its acquisition of Southern Traffic Systems, Inc. (“STS”) for total consideration of $12.8 million, as disclosed in Note 2 to the financial statements. The acquisition is accounted for as a business combination and the Company allocated approximately $3.4 million and $0.7 million of the purchase price to the customer relationship and tradename related intangible assets, respectively. The determination of fair value requires significant judgment by management and third-party valuation specialists to develop significant estimates and assumptions used in cash flow models. We identified the purchase price allocation as a critical audit matter. Auditing management’s judgments used in the discounted cash flow model including the forecasts of revenue and operating expense growth rates, royalty rates and discount rates involved especially challenging auditor judgment due to the nature and extent of audit effort required.

The primary procedures we performed to address this critical audit matter included evaluating the Company's valuation model, the method and significant assumptions used, and testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We performed a sensitivity analysis to determine the impact to the valuation from changes to forecasted revenue growth rates. We involved personnel with specialized knowledge and skill to assist in evaluating the reasonableness of the valuation methodology and certain significant assumptions.

/s/ Marcum LLP

We have served as the Company’s auditor since 2019 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022)

East Hanover, NJ

March 29, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Rekor Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rekor Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Friedman LLP
We served as the Company’s auditor from 2019 through 2022.

East Hanover, New Jersey
March 31, 2022

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$1,924	$25,796
Restricted cash and cash equivalents	254	390
Accounts receivable, net	3,238	953
Inventory	1,986	1,176
Note receivable, current portion	340	340
Other current assets, net	1,202	1,374
Current assets of discontinued operations	331	653
Total current assets	9,275	30,682
Long-term assets
Property and equipment, net	16,733	9,741
Right-of-use lease assets, net	9,662	6,117
Goodwill	20,593	53,451
Intangible assets, net	21,299	21,262
Note receivable, long-term	822	1,020
SAFE investment	2,005	1,250
Deposits	3,451	1,978
Long-term assets of discontinued operations, net	-	378
Total long-term assets	74,565	95,197
Total assets	$83,840	$125,879
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,963	$7,000
Notes payable, current portion	1,000	998
Notes payable, related party	1,000	-
Loans payable, current portion	106	37
Lease liability, short-term	1,069	214
Contract liabilities	3,044	2,437
Other current liabilities	2,772	2,432
Current liabilities of discontinued operations	490	703
Total current liabilities	15,444	13,821
Long-term liabilities
Notes payable, long-term	2,000	-
Loans payable, long-term	349	37
Lease liability, long-term	14,237	10,027
Contract liabilities, long-term	1,005	835
Deferred tax liability	52	38
Other long-term liabilities	1,416	-
Long term liabilities of discontinued operations	-	34
Total long-term liabilities	19,059	10,971
Total liabilities	34,503	24,792
Commitments and contingencies
Stockholders' equity
Common stock, $0.0001 par value; authorized; 100,000,000 shares; issued: 54,446,602, shares at December 31, 2022 and 44,007,257 at December 31, 2021; outstanding: 54,405,080 shares at December 31, 2022 and 43,987,896 at December 31, 2021	5	4

Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of December 31, 2022 and December 31, 2021, respectively. No preferred stock was issued or outstanding as of December 31, 2022 or 2021, respectively.

Treasury stock - at cost, 41,522 and 19,361 shares as of December 31, 2022 and 2021, respectively	(417)	(319)
Additional paid-in capital	202,747	171,285
Accumulated deficit	(152,998)	(69,883)
Total stockholders’ equity	49,337	101,087
Total liabilities and stockholders’ equity	$83,840	$125,879

The accompanying notes are an integral part of these consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year ended December 31,
	2022	2021
Revenue	$19,920	$11,575
Cost of revenue, excluding depreciation and amortization	10,890	4,549

Operating expenses:
General and administrative expenses	26,612	23,006
Selling and marketing expenses	8,329	4,474
Research and development expenses	18,616	8,292
Goodwill impairment	34,835	-
Depreciation and amortization	6,422	3,088
Total operating expenses	94,814	38,860

Loss from continuing operations	(85,784)	(31,834)
Other income (expense):
Interest expense, net	(21)	(27)
Other expense, net	(1,279)	(90)
Gain on the sale of business	2,643	-
Gain on extinguishment of debt	-	886
Total other income	1,343	769
Loss before income taxes and equity method investments	(84,441)	(31,065)
Income tax benefit	987	3,819
Equity in loss of investee	-	(150)
Net loss from continuing operations	(83,454)	(27,396)
Net income from discontinued operations	339	614
Net loss	$(83,115)	$(26,782)
Loss per common share from continuing operations - basic and diluted	(1.68)	(0.67)
Earnings per common share discontinued operations - basic and diluted	0.01	0.01
Loss per common share - basic and diluted	$(1.67)	$(0.66)

Weighted average shares outstanding
Basic and diluted	49,807,475	41,164,564

The accompanying notes are an integral part of these consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Shares of Common Stock	Common Stock	Shares of Treasury Stock	Treasury Stock at Cost	Shares of Series B Preferred Stock	Series B Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2020	33,013,271	$3	-	$-	240,861	$-	$68,238	$(43,050)	$25,191
Stock-based compensation	-	-	-	-	-	-	3,909	-	3,909
Exercise of cashless warrants in exchange for common stock	62,921	-	-	-	-	-	-	-	-
Exercise of warrants in exchange for common stock	54,235	-	-	-	-	-	307	-	307
Exercise of warrants related to series A preferred stock	99,793	-	-	-	-	-	103	-	103
Public underwriting	6,126,939	1	-	-	-	-	70,124	-	70,125
Shares issued as part of the Waycare Acquisition	2,784,474	-	-	-	-	-	20,287	-	20,287
Conversion of series A preferred stock	899,174	-	-	-	-	-	7,775	-	7,775
Conversion of series B preferred stock	517,611	-	-	-	(240,861)	-	179	-	179
Issuance upon exercise of stock options	208,919	-	-	-	-	-	464	-	464
Issuance upon vesting of restricted stock units	239,920	-	-	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(19,361)	-	19,361	(319)	-	-	-	-	(319)
Preferred stock dividends	-	-	-	-	-	-	-	(51)	(51)
Accretion of Series A preferred stock	-	-	-	-	-	-	(101)	-	(101)
Net loss	-	-	-	-	-	-	-	(26,782)	(26,782)
Balance as of December 31, 2021	43,987,896	$4	19,361	$(319)	-	$-	$171,285	$(69,883)	$101,087
Stock-based compensation	-	-	-	-	-	-	6,616	-	6,616
Issuance of common stock pursuant to at the market offering, net	9,019,062	1	-	-	-	-	22,753	-	22,754
Issuance upon exercise of stock options	99,970	-	-	-	-	-	93	-	93
Issuance upon vesting of restricted stock units	521,647	-	-	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(22,161)	-	22,161	(98)	-	-	-	-	(98)
Shares issued as part of the STS Acquisition	798,666	-	-	-	-	-	2,000	-	2,000
Net loss	-	-	-	-	-	-	-	(83,115)	(83,115)
Balance as of December 31, 2022	54,405,080	$5	41,522	$(417)	-	$-	$202,747	$(152,998)	$49,337

The accompanying notes are an integral part of these consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss from continuing operations	$(83,454)	$(27,396)
Net income from discontinued operations	339	614
Net loss	(83,115)	(26,782)
Adjustments required to reconcile net loss to net cash used in operating activities:
Bad debt expense	86	51
Depreciation	2,359	626
Amortization of right-of-use lease asset	362	290
Benefit for deferred taxes	(987)	(3,819)
Share-based compensation	6,616	3,909
Amortization of financing costs	2	20
Amortization of intangible assets	4,063	2,462
Goodwill impairment	34,835	-
Gain on the sale of ATSE	(2,643)	-
Gain due to the remeasurement of the STS Earnout and Contingent Consideration, net	(883)	-
Loss due to change in value of equity investments	-	150
Gain on extinguishment of debt	-	(886)
Changes in operating assets and liabilities:
Accounts receivable	729	299
Inventory	209	65
Other current assets	331	(755)
Deposits	(292)	(127)
Accounts payable, accrued expenses and other current liabilities	(2,229)	5,076
Contract liabilities	587	1,152
Lease liability	239	(10)
Net cash used in operating activities - continuing operations	(40,070)	(18,893)
Net cash provided by operating activities - discontinued operations	458	859
Net cash used in operating activities	(39,612)	(18,034)
Cash Flows from Investing Activities:
Cash paid for Waycare acquisition, net	-	(39,770)
SAFE Investment	(755)	(1,250)
Capital expenditures	(2,990)	(4,372)
Down payment on capital expenditures	(1,181)	(1,851)
Cash paid for STS acquisition, net	(6,389)	-
Cash proceeds from the sale of ATSE	3,051	-
Investment in unconsolidated company	-	(75)
Net cash used in investing activities - continuing operations	(8,264)	(47,318)
Net cash used in investing activities - discontinued operations	(125)	(48)
Net cash used in investing activities	(8,389)	(47,366)
Cash Flows from Financing Activities:
Proceeds from the public offering	-	70,125
Proceeds from related party notes	1,000	-
Payment of notes payable	-	(28)
Proceeds from notes receivable	198	340
Net proceeds from the exercise of options	93	464
Net proceeds from the exercise of warrants	-	307
Net proceeds from the exercise of warrants associated with the Series A Preferred Stock	-	103
Repayments of loans payable	(79)	-
Net proceeds from the at-the-market agreement	22,754	-
Repurchases of common stock	(98)	(319)
Net cash provided by financing activities	23,868	70,992
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	(24,466)	4,781
Net increase in cash, cash equivalents and restricted cash and cash equivalents - discontinued operations	333	811
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(24,133)	5,592
Cash, cash equivalents and restricted cash and cash equivalents at beginning of the period	26,601	21,009
Cash, cash equivalents and restricted cash and cash equivalents at end of the period	$2,468	$26,601

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of the period - continuing operations	$1,924	$25,796
Restricted cash and cash equivalents at end of the period - continuing operations	254	390
Cash and cash equivalents at end of the period - discontinued operations	290	415
Cash, cash equivalents and restricted cash and cash equivalents at end of the period	$2,468	$26,601

The accompanying notes are an integral part of these consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Rekor Systems, Inc. (“Rekor”) was formed in February 2017. The consolidated financial statements include the accounts of Rekor, the parent company, and its wholly-owned subsidiaries Rekor Recognition Systems, Inc., Southern Traffic Services, Inc. ("STS") and Waycare Technologies Ltd. ("Waycare") (collectively, the “Company”). The Company is a global leader in intelligent infrastructure focused on addressing the world’s most critical challenges across transportation management, public safety, and key commercial markets. With a real-time intelligence platform driven by deep access to data, AI-powered software, and smart optical devices at-the-edge, the Company combines its industry expertise and advanced proprietary technologies to deliver insights that increase roadway safety, efficiency, and sustainability while enabling safer, smarter, and more connected cities and communities.

On December 6, 2022, the Company divested its Automated Traffic Safety and Enforcement ("ATSE") business, a non-core business unit. As of December 31, 2022, the Company determined that the ATSE business unit met the criteria to be presented as discontinued operations.

On  June 17, 2022, the Company completed the acquisition of STS by acquiring 100% of the issued and outstanding capital stock of STS, which is now a wholly-owned subsidiary of the Company. Since the acquisition of STS occurred on June 17, 2022, the results of operations for STS from the date of acquisition have been included in the Company’s consolidated statement of operations for the year ended December 31, 2022.

On August 18, 2021, the Company completed its acquisition of Waycare Technologies Ltd. (“Waycare”) by acquiring 100% of the issued and outstanding capital stock of Waycare, which is now a wholly-owned subsidiary of the Company. Since the acquisition of Waycare occurred on August 18, 2021, the results of operations for Waycare from the date of acquisition have been included in the Company’s consolidated statement of operations for the year ended December 31, 2022.

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

Reclassifications

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation. Amortization related to the Company's right-of-use assets is presented as part of general and administrative expenses on the consolidated statements of operations, whereas in prior periods these amounts were presented as part of depreciation and amortization on the consolidated statements of operations. Additionally, as of December 31, 2022, the Company began to present interest income and interest expense as a net amount on the consolidated statements of operations, whereas in prior periods, interest income was presented as part of other expense, net on the consolidated statements of operations. Amounts as of  December 31, 2021, and for the year ended  December 31, 2021, have been reclassified to conform to the current year’s presentation.

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

The Company has generated losses since its inception and has relied on cash on hand, external bank lines of credit, the sale of a note, proceeds from the sale of common stock, proceeds from the private sale of the Company’s non-core subsidiaries, proceeds from note receivables, debt financings and a public offering of its common stock to support cash flow from operations. The Company attributes losses to non-capital expenditures related to the scaling of existing products, development of new products and service offerings and marketing efforts associated with these products and services. As of and for the year ended December 31, 2022, the Company had a net loss from continuing operati ons of  $83,454,000  and a working capital deficit of  $6,010,000 .

The Company's net cash position was decreased by $24,133,000 for the year ended December 31, 2022 primarily due to the loss from continuing operations of $83,454,000. The loss from continuing operations was partially offset by certain non cash adjustments such as the goodwill impairment of $34,835,000. Additionally, the decrease in cash was offset by the net proceeds of $22,754,000 from the 2022 Sales Agreement (see NOTE 14 - STOCKHOLDERS’ EQUITY for details on the 2022 Sales Agreement).

The Company's ability to generate positive operating results and complete the execution of its business strategy will depend on (i) its ability to continue the growth of its technology business, (ii) the continued performance of its contractors, subcontractors and vendors, (iii) its ability to maintain and build good relationships with its lenders and financial intermediaries, (iv) its ability to maintain timely collections from existing customers, and (v) the stability of the world economy and global financial markets. To the extent that events outside of the Company's control have a significant negative impact on economic and/or market conditions, they could affect payments from customers, services and supplies from vendors, its ability to continue to secure and implement new business, raise capital, and otherwise, depending on the severity of such impact, materially adversely affect its operating results.

The Company is actively monitoring its operations, the cash on hand and working capital. The Company is currently in the process of restructuring its operations to focus on supporting its existing customer base and continuing to develop the growth opportunities that present the highest immediate value. The Company will continue to evaluate the most sensible external financing options in order to sustain its operations. If additional financing is not available, the Company may be required to further reduce or defer expenses and cash outlays. Based on the Company's current business plan assumptions and the expected cash burn rate, the Company believes that the existing cash is insufficient to fund operations for the next twelve months following the issuance of the audited financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the next twelve months from the issuance of the Annual Report on Form 10-K.

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

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. For non-U.S. dollar transactions and other items in the financial statements, the following exchange rates are used: (i) for transactions – exchange rates at transaction dates or average exchange rates; and (ii) for other items (derived from non-monetary balance sheet items such as depreciation and amortization) – historical exchange rates. Currency transaction gains and losses are presented in other expense, net on the audited consolidated statement of operations. The currency transaction gain for the year ended December 31, 2022 and 2021 was $306,000 and $22,000, respectively.

Concentration of Risk

The Company deposits its temporary cash investments with highly rated quality financial institutions that are located in the United States and Israel. The United States deposits are federally insured up to $250,000 per account. As of December 31, 2022, and 2021, the Company had deposits, including restricted cash, totaling $2,468,000 and $26,601,000, respectively, in multiple U.S. financial institutions and one Israeli financial institution.

For the year ended December 31, 2022, the Company did not have a concentration related to its customer base. For the year ended December 31, 2021, the Company had a concentration of revenue and accounts receivable from continuing operations related to its customer base.

For the year ended December 31, 2022 no single customer accounted for more than 10% of the Company's total revenues.

Company A and Company B accounted for 17% and 11%, respectively of the Company’s total revenues for the year ended December 31, 2021.

As of December 31, 2022 no single customer accounted for more than 10% of the Company's consolidated accounts receivable balance. As of December 31, 2021, Company C accounted for 13% of the consolidated accounts receivable balance.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments to be cash equivalents.

Cash subject to contractual restrictions and not readily available for use is classified as restricted cash and cash equivalents. The Company’s restricted cash balances are primarily made up of cash collected on behalf of certain client jurisdictions. Restricted cash and cash equivalents for these client jurisdictions as of December 31, 2022 and 2021 were $254,000 and $390,000, respectively, and correspond to equal amounts of related liabilities.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its clients’ financial condition, and the Company generally does not require collateral.

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled accounts receivables, and contract liabilities on the consolidated balance sheets. Billed and unbilled accounts receivable are presented as part of accounts receivable, net, on the consolidated balance sheets. When billing occurs after services have been provided, such unbilled amounts will generally be billed and collected within 60 to 120 days but typically no longer than over the next twelve months. Unbilled accounts receivables of $935,000 and $195,000 were included in accounts receivable, net, in the consolidated balance sheets as of  December 31, 2022 and December 31, 2021, respectively.

The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to cover the risk of collecting less than full payment of the receivables. At each balance sheet date, the Company evaluates its receivables and will assess the allowance for doubtful accounts based on specific customer collection issues and historical write-off trends. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, the Company determined that an allowance for loss of $69,000 and $11,000 was required on December 31, 2022 and 2021, respectively.

Note Receivables

In connection with the sale of its former TeamGlobal subsidiaries in June 2020, the Company received a $1,700,000, five and a half year promissory note due December 2025, that carries an interest rate of 4% and is secured by a first priority security interest in the shares of TeamGlobal. Monthly principal payments on the promissory note began in 2021. Based on the general market conditions, the security interest held by the Company and the credit quality of the buyer at the time of the sale, the Company determined that the fixed interest rate approximates the current market rates.

Interest income recognized for the year ended December 31, 2022 and 2021 was $51,000 and $62,000, respectively, and is included as part of interest expense, net on the consolidated statement of operations.

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

Accounts Payable, Accrued and Other Current Liabilities

As of December 31, 2022 and 2021, amounts owed to related parties of $253,000 and $102,000 were presented as part of accounts payable and accrued expenses on the consolidated balance sheets.

A summary of other current liabilities is as follows (in thousands):

	December 31, 2022	December 31, 2021
Payroll and payroll related	$2,483	$1,615
Right of offset to restricted cash	243	338
Other	46	479
Total	$2,772	$2,432

Property and Equipment

Property and equipment are stated at cost or fair value at acquisition date for assets obtained through business combinations, less accumulated depreciation. Depreciation expense is presented as part of depreciation and amortization on the consolidated statements of operations.

Depreciation is recorded on a straight-line basis over the following estimated lives:

Class of assets	Useful life (in years)
Furniture and fixtures	2 - 10
Office equipment	2 - 5
Leasehold improvements	Shorter of asset life or lease term
Automobiles	3 - 5
Roadway monitoring systems	3 - 5

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

As of December 31, 2022 and 2021, the Company did not recognize an impairment loss on its property and equipment.

Deposits

Deposits consist of cash payments made by the Company related to security deposits for leased assets and deposits on property and equipment which the Company has not yet received.

Software Development Costs

Research and development costs to develop software to be sold, leased or marketed are expensed as incurred up to the point of technological feasibility for the related software product. There were no capitalized internally developed software costs not yet placed in service as of December 31, 2022 and 2021, respectively.

Software developed for internal use, with no substantive plans to market such software at the time of development, are capitalized during the application phase and included in intangible assets, net in the consolidated balance sheets. Costs incurred during the preliminary planning and evaluation and post implementation stages of the project are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. For the years ended December 31, 2022 and 2021, the Company capitalized $0 and $4,000, respectively, of development costs related to internal use software.

Intangible Assets

Intangible assets include capitalized internally developed software and amounts recognized in connection with acquisitions, including customer relationships, technology and marketing related assets. Intangible assets, other than software development costs, are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets. Intangible assets with definite lives are reviewed for impairment if indicators of impairment arise. Amortization expense related to intangible assets is presented as part of depreciation and amortization on the consolidated statements of operations.

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

Equity Method Investments

Investments in the common stock of entities other than the Company’s consolidated subsidiaries are accounted for under the equity method in accordance with ASC 323, Investments – Equity Method and Joint Ventures. Under the equity method, the initial investment is recorded at cost and the investment is subsequently adjusted for its proportionate share of earnings or losses, including consideration of basis differences resulting from the difference between the initial carrying amount of the investment and the underlying equity in net assets. The difference between the carrying amount of the investment and the underlying equity in net assets is primarily attributable to goodwill and other intangible assets. When the fair value or income information is not readily determinable, the Company has elected to apply the measurement alternative, and report the investment at cost, less impairment.

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

During the third quarter of 2022, the Company experienced a significant decline in its market capitalization, which management deemed a triggering event related to goodwill. As a result, the Company performed an interim impairment assessment as of  September 30, 2022, and determined that as of the reporting date the Company had an impairment related to its goodwill in the amount of $34,835,000. As of December 31, 2022, the Company did not identify any events that would cause it to assess goodwill for further impairment.

The Company utilized a weighted combination of the income-based approach and market-based approach to determine the fair value of the reporting unit. Key assumptions used in the income-based approach included forecasts of revenue, operating income, depreciation and amortization expense, capital expenditures and future working capital requirements, terminal growth rates, and discount rates based upon the reporting unit's weighted-average cost of capital adjusted for the risk associated with the operations at the time of the assessment. The income-based approach largely relied on inputs that were not observable to active markets, which would be deemed “Level 3” fair value measurements, as defined in the Fair Value of Financial Instruments section below. Key assumptions used in the market-based approach included the selection of appropriate peer group companies and the associated valuation multiples. Changes in the estimates and assumptions used to estimate fair value could materially affect the determination of fair value and the impairment test result.

During the year ended December 31, 2021, the Company did not recognize any impairment to goodwill.

Revenue Recognition

The Company derives its revenues primarily from the sale of its roadway data aggregation, traffic management and licensing offerings. These offerings typically, include a mixture of data collection, software, hardware, implementation, engineering services, customer support and maintenance services. Revenue is recognized upon transfer of control of promised products and services to the Company’s customers, in an amount that reflects the consideration the Company expects to receive in exchange for those products and services.

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, performance obligations are satisfied

The following table presents a summary of revenue (dollars in thousands):

	Year ended December 31,
	2022	2021
Recurring revenue	$13,091	$4,634
Product and service revenue	6,829	6,941
Total revenue	$19,920	$11,575

Information about the Company’s revenue in different geographic regions, which is attributable to the Company’s operations located primarily in the United States, Canada, and other countries is as follows (dollars in thousands):

	Year ended December 31,
	2022	2021
United States	$17,889	$8,657
Canada	435	1,876
Other	1,596	1,042
Total revenue	$19,920	$11,575

For the year ended December 31, 2022, except for the United States, total revenue in any single country was less than 10% of consolidated revenue.

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

Recurring revenues are generated through the Company’s Software-as-a-Service ("SaaS") model, where the Company provides customers with the right to access the Company’s software solutions for a fee. These services are made available to the customer continuously throughout the contractual period. However, the extent to which the customer uses the services may vary at the customer’s discretion. The Company's contracts with customers are generally for a term of one to five years. The payments for SaaS solutions may be received either at the inception of the arrangement or over the term of the arrangement. These SaaS solutions are considered to have a single performance obligation where the customer simultaneously receives and consumes the benefit, and as such, we recognize revenue for these arrangements ratably over the term of the contractual agreement.

The Company also currently receives recurring revenues under contracts entered into using a subscription model for data collection services and bundled hardware and software over a period. Payments for these services and subscriptions are received periodically over the term of the agreement and revenue is recognized ratably over the term of the agreement. In addition, some of our subscription revenue includes providing, through a web server, access to the Company’s software solutions, a self-managed database, and a cross-platform application programming interface. The subscription arrangements with these customers typically do not provide the customer with the right to take possession of the Company’s software at any time. Instead, customers are granted continuous access to the Company’s solutions over the contractual period. The Company’s subscription services arrangements are non-cancelable and do not contain refund-type provisions. Accordingly, any fixed consideration related to the arrangement is generally recognized as recurring revenue on a straight-line basis over the contract term beginning on the date access to the Company’s software is provided.

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

Product and service revenue

Product and service revenue is defined as the Company’s implementation revenue, perpetual license sales, hardware sales, engineering services and contactless compliance revenue.

Implementation revenue is recognized when the Company provides implementation or construction services to its customers. These services, involve a fee for the implementations services and are typically associated with the sale of the Company’s data collection services, software and hardware. The Company’s implementation revenue is recognized over time as the implementation is completed.

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

The Company generates revenue through the sale of hardware through its partner program and inside sales force distribution channels. The Company satisfies its performance obligation upon the transfer of control of hardware to its customers. The Company invoices end-user customers upon transfer of control of the hardware to its customers. The Company offers hardware installment to customers which ranges from one to six months. The revenue related to the installation component is recognized over time as the implementation is completed.

Contactless compliance solutions revenues reflect arrangements to provide hardware systems that identify uninsured motor vehicles, notify owners of non-compliance through a diversion citation, and assist them in obtaining the required insurance as an alternative to traditional enforcement methods. Revenue is recognized monthly based on the number of diversion citations collected by the relevant jurisdiction.

The Company also generates revenue through its engineering services. These services are provided at the request of its customers and the revenue related to these services is recognized over time as the service is completed.

Revenue by Customer Type

The following table presents a summary of revenue by revenue type (dollars in thousands):

	Year ended December 31,
	2022	2021
Urban mobility	$7,692	$-
Traffic management	2,787	925
Licensing and other revenue	9,441	10,650
Total revenue	$19,920	$11,575

Urban mobility

Urban mobility revenue consists of revenue derived from the Company's roadway data aggregation activities. These activities include the use of software applications that are part of the Rekor Discover™ platform, the primary application being Rekor’s count, class & speed application. The application fully automates the aggregation of Federal Highway Administration (“FHWA”) 13-bin vehicle classification, speed, and volume data. Revenues associated with the deployment of other traffic sensors, traffic studies, or construction associated with traffic data collection are also part of data aggregation revenue, which is generated through both recurring pay-for-data contracts and hardware sales with a recurring software maintenance component. The Company initiated these activities in June of 2022.

Traffic management

Traffic management revenue is associated with the Rekor Command™ platform and the associated applications underneath the platform. These provide traffic operations and traffic management centers with support through actionable, real-time incident reports integrated into a cross-agency communication and response system. Revenue is generated through contracts that include an upfront as well as recurring component.

Licensing and other revenue

Licensing and other revenue consists of licensing of the Rekor Scout™ platform, licensing of Rekor CarCheck™ API, licensing of Rekor’s vehicle recognition software, as well as systems deployed for security, contactless compliance and public safety. Revenue is generated through recurring and perpetual license sales as well as one-time hardware sales.

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

Where performance obligations for a contract with a customer are not yet satisfied or have only been partially satisfied as of a particular date, the unsatisfied portion is to be recognized as revenue in the future. As of December 31, 2022 the Company had approximately $21,412,000 of remaining performance obligations not yet satisfied or partially satisfied related to continuing operations. The Company expects to recognize approximately 45% of this amount as revenue over the succeeding twelve months, and the remainder is expected to be recognized over the next two to four years thereafter.

Contract liabilities

When the Company advance bills clients prior to providing services, revenue will generally be earned and recognized within the next month to five years, depending on the subscription or licensing period. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the year ended December 31, 2022, were not materially impacted by any other factors. Contract liabilities as of December 31, 2022 and December 31, 2021, were $4,049,000 and $3,272,000, respectively. All contract liabilities as of December 31, 2022 and December 31, 2021, were attributable to continuing operations. During the year ended December 31, 2022, $2,372,000 of the contract liabilities balance as of December 31, 2021, was recognized as revenue.

The contract liabilities as of December 31, 2022, are expected to be recognized as revenue during the following years ended December 31, (dollars in thousands):

2023	$3,044
2024	596
2025	260
2026	107
2027	42
Total	$4,049

Practical Expedients Election ‒ Costs to Obtain and Fulfill a Contract ‒ The Company’s incremental costs to obtain a contract consist of sales commissions. The Company elected to use the practical expedient to expense costs to obtain a contract as incurred when the amortization period would have been one year or less. As of December 31, 2022, and 2021, costs incurred to obtain contracts in excess of one year have been immaterial to date.

Advertising

The Company expenses all non-direct response advertising costs as incurred. Advertising costs for the years ended December 31, 2022 and 2021 were $588,000 and $695,000, respectively, and are included in selling and marketing expenses in the consolidated statement of operations.

Income Taxes

Income tax benefit consists of U.S. federal and state income taxes. The Company is required to pay income taxes in certain state jurisdictions.

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

As of December 31, 2022, and 2021, the Company’s evaluation revealed no uncertain tax positions that would have a material impact on the financial statements.

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, restricted cash and cash equivalents, accounts receivable and accounts payable approximate fair value as of December 31, 2022 and December 31, 2021, because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt and long-term receivables approximates fair value as of December 31, 2022 and December 31, 2021, given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

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

The Company considers its note receivable, contingent consideration, earnout and Simple Agreement for Future Equity (“SAFE”) investment to be Level 3 investments and that the fair value approximates the carrying value.

There were no changes in levels during the year ended December 31, 2022.

Earnings (Loss) per Share

Basic loss per share, or EPS, is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and potentially dilutive securities outstanding during the period, except for periods of net loss for which no potentially dilutive securities are included because their effect would be anti-dilutive. Potentially dilutive securities consist of common stock issuable upon exercise of stock options or warrants using the treasury stock method. Potentially dilutive securities issuable upon conversion of the Series A Preferred Stock are calculated using the if-converted method.

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

NOTE 2 – BUSINESS ACQUISITIONS

STS Acquisition

On  June 17, 2022, the Company completed its acquisition of STS by acquiring 100% of the issued and outstanding capital stock of STS. The acquisition included total consideration of $12,799,000 including; cash consideration of $6,500,000, $1,001,000 related to an earnout based on the achievement of certain performance metrics ("STS Earnout") and $1,298,000 contingent on the closing of a future contract ("STS Contingent Consideration"), 798,666 shares of the Company’s common stock, valued at $2,000,000, and a $2,000,000 note. As a result of the transaction, STS has become a wholly-owned subsidiary of the Company.

The STS Contingent Consideration in the amount of $2,000,000 will be paid in cash if on or prior to  October 30, 2024, the Company enters into a multi-year extension of the Georgia Department of Transportation Contract on substantially similar terms and conditions as the contract being extended. The STS Contingent Consideration shall be payable within 30 days of the effectiveness of the extension of the Georgia Department of Transportation Contract. STS Contingent Consideration is presented as part of other non-current liabilities on the consolidated balance sheets and is remeasured on a quarterly basis. In connection with the Company's purchase price accounting, it evaluated the fair value of the STS Contingent Consideration at the time of acquisition and determined the fair value to be $1,298,000. For the year ended December 31, 2022 the Company recognized $118,000 in expense related to the remeasurement of the STS Contingent Consideration which is presented with general and administrative expenses on the consolidated statement of operations.

The Company was to pay the STS Earnout payment, up to $2,000,000, within 60 days of December 31, 2022 based on the STS EBITDA for the twelve month period ended  December 31, 2022. In connection with the Company's purchase price accounting, it evaluated the fair value of the STS Earnout at the time of acquisition and determined the fair value to be $1,001,000. As of December 31, 2022, it was determined that the STS Earnout was not achieved and thus the Company recognized a gain related to the remeasurement of the STS Earnout of $1,001,000. The gain related to the remeasurement of the STS Earnout is presented with general and administrative expenses on the consolidated statement of operations.

The purchase price has been allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date. Since the acquisition of STS occurred on June 17, 2022, the results of operations for STS from the date of acquisition have been included in the Company’s consolidated statement of operations for the year ended December 31, 2022. The table below shows the breakdown related to the purchase price allocation for the acquisition (dollars in thousands):

Cash paid	$6,500
Common stock issued	2,000
Earnout consideration	1,001
Contingent consideration	1,298
Note consideration	2,000
Total consideration	$12,799
Assets
Cash and cash equivalents	$111
Inventory	295
Accounts receivable	2,761
Other current assets	159
Customer relationships	3,400
Tradename	700
Property and equipment	5,510
Right-of-use assets	399
Total assets acquired	$13,335
Liabilities
Accounts payable and accrued expenses	$880
Contract liabilities	190
Other current and non-current liabilities	43
Lease liability	399
Deferred tax liability	1,001
Total liabilities assumed	$2,513
Fair value of identifiable net assets acquired	$10,822
Goodwill	$1,977

The customer relationships and tradename acquired by the Company as part of the acquisition has an estimated useful life of 15 and five years, respectively, and are presented as part of intangible assets, net on the consolidated balance sheets.

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

The purchase price has been allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date. Since the acquisition of Waycare occurred on August 18, 2021, the results of operations for Waycare from the date of acquisition have been included in the Company’s consolidated statement of operations for the year ended December 31, 2022. The table below shows the breakdown related to the purchase price allocation for the acquisition (dollars in thousands):

Cash paid	$39,884
Common stock issued	20,287
Total consideration	$60,171
Assets
Cash and cash equivalents	$25
Restricted cash and cash equivalents	89
Accounts receivable	486
Other current assets	150
Property and equipment	72
Acquired technology	16,897
Total assets acquired	$17,719
Liabilities
Accounts payable and accrued expenses	$794
Contract liabilities	36
Deferred tax liability	3,833
Total liabilities assumed	$4,663
Fair value of identifiable net assets acquired	$13,056
Goodwill	$47,115

The technology acquired by the Company as part of the acquisition has an estimated useful life of seven years and is presented as part of intangible assets, net on the consolidated balance sheets.

Operations of Combined Entities

The following unaudited pro forma combined financial information gives effect to the acquisition of STS and Waycare as if they were consummated as of January 1, 2021. This unaudited pro forma financial information is presented for information purposes only and is not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2021 (the beginning of the earliest period presented) or to project potential operating results as of any future date or for any future periods.

	Year ended December 31,
	2022	2021
	(Dollars in thousands, except per share data)
Total revenue from continuing operations	$25,805	$26,418
Net loss from continuing operations	(84,254)	(29,404)
Basic and diluted loss per share continuing operations	$(1.68)	$(0.68)
Basic and diluted number of shares	50,184,867	43,722,650

NOTE 3 – INVESTMENTS

Investments in Unconsolidated Companies

In 2017, the Company contributed substantially all of the assets and certain liabilities related to its vehicle services business to Global Public Safety (the “GPS Closing”). After the GPS Closing, the Company continues to own 19.9% of the units of Global Public Safety. This equity investment does not have a readily determinable fair value and the Company reports this investment at cost, less impairment. As of December 31, 2022 and 2021 the investment in Global Public Safety had a value of $0.

In June 2020, the Company announced a joint venture in which the Company would have a 50% equity interest in Roker Inc. (“Roker”). In the third quarter of 2020 and the first quarter of 2021, the Company contributed $75,000 for its 50% equity interest for a total investment of $150,000. This investment is accounted for under the equity method. During the year ended December 31, 2021, the Company recognized a loss in its unconsolidated investments of $150,000. As of December 31, 2022 and 2021 the investment in Roker had a value of $0.

There were no distributions or earnings received from either investment in the year ended December 31, 2022 and 2021.

Roker Simple Agreement for Future Equity ("SAFE")

In 2021, in exchange for $1,250,000 the Company entered into a SAFE with Roker (the “Roker SAFE”). In 2022, the Company invested an additional $755,000 in the Roker SAFE. The Roker SAFE allows the Company to participate in future equity financings of Roker, through a share-settled redemption of the amount invested (such notional being the “invested amount”). Alternatively, upon the occurrence of a change of control or an initial public offering (other than a qualified financing), the Company has the option to receive either (i) cash payment equal to the invested amount under the SAFE, or (ii) a number of shares of common stock equal to the invested amount divided by the liquidity price set forth in the Roker SAFE. The Company’s investment in the Roker SAFE is recorded on the cost method of accounting and included under SAFE investment on the consolidated balance sheets and is shown as long-term, as it is not readily convertible into cash. If the Company identifies factors that may be indicative of impairment the Company will review the investment for impairment. For the year ended December 31, 2022 and 2021, the Company did not identify any factors indicative of impairment.

NOTE 4 – DISCONTINUED OPERATIONS

ATSE Sale

On December 8, 2022, the Company sold its ATSE business, a non-core component, for approximately $3,390,000. The buyer agreed to certain assets and liabilities of the ATSE component for a purchase price of $3,390,000, comprising (i) $3,390,000 in cash of which includes $339,000 that was held in escrow as of December 31, 2022. As of December 31, 2022, the amount held in escrow of $339,000 was presented as part of other current assets on the consolidated balance sheets.

The table below shows the breakdown related to the sale of ATSE (dollars in thousands):

Total assets sold	$347
Total liabilities assumed	13
Net assets sold	334
Closing costs	413

Cash received	$3,051
Cash held in escrow	339
Total consideration	3,390
Gain on sale of ATSE	$2,643

The disposition of ATSE is the result of the Company’s strategic decision to prioritize its core data services business and will result in material changes in the Company’s operations and financial results. As a consequence, the Company is reporting the operating results and cash flows of ATSE as discontinued operations, including for all prior periods reflected in the consolidated financial statements and these notes.

Results of Discontinued Operations

Pursuant to ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations from ATSE for the years ended December 31, 2022 and 2021 have been classified as discontinued operations and presented as part of net income from discontinued operations in the accompanying consolidated statements of operations presented herein. The assets and liabilities also have been classified as discontinued operations under the line captions of current and long term assets, net of discontinued operations and current and long term liabilities of discontinued operations in the accompanying consolidated balance sheets as of December 31, 2022 and December 31, 2021.

The assets and liabilities classified as discontinued operations in the Company's consolidated financial statements as of December 31, 2022 and December 31, 2021 are shown below (dollars in thousands):

	December 31, 2022			December 31, 2021
	Firestorm	ATSE	Total	Firestorm	ATSE	Total
ASSETS
Current assets
Cash and cash equivalents	$-	$-	$-	$1	$-	$1
Restricted cash and cash equivalents	-	290	290	-	414	414
Accounts receivable, net	-	41	41	-	220	220
Inventory	-	-	-	-	18	18
Total current assets	-	331	331	1	652	653
Long-term assets
Property and equipment, net	-	-	-	-	188	188
Right-of-use lease assets, net	-	-	-	-	46	46
Intangible assets, net	-	-	-	-	144	144
Total long-term assets, net	-	-	-	-	378	378
Total assets	$-	$331	$331	$1	$1,030	$1,031
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$33	$68	$101	$30	$87	$117
Lease liability, short-term	99	-	99	99	15	114
Other current liabilities	-	290	290	-	472	472
Total current liabilities	132	358	490	129	574	703
Long-Term Liabilities
Lease liability, long-term	-	-	-	-	34	34
Total liabilities	$132	$358	$490	$129	$608	$737

The major components of the discontinued operations, net of tax, are presented in the consolidated statements of operations below (dollars in thousands):

	Year ended December 31,
	2022			2021
	Firestorm	ATSE	Total	Firestorm	ATSE	Total
Revenue	$-	$2,360	$2,360	$-	$2,719	$2,719
Cost of revenue, excluding depreciation and amortization	-	1,645	1,645	-	1,687	1,687

Operating expenses:
General and administrative expenses	1	215	216	5	239	244
Depreciation and amortization	-	160	160	-	174	174
Total operating expenses	1	375	376	5	413	418

Net (loss) income from discontinued operations	$(1)	$340	$339	$(5)	$619	$614

NOTE 5 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2022 and 2021 were as follows (dollars in thousands):

	Year ended December 31,
	2022	2021
Cash paid for interest	$59	$14
Cash paid for taxes	60	53
(Decrease) increase in accounts payable and accrued expenses related to purchases of property and equipment	(528)	1,277
Increase in accounts payable and accrued expenses related to purchases of inventory	724	-
Non-cash investing activities:
Fair market value of shares issued in connection with the acquisition of Waycare	-	20,287
Fair market value of shares issued in connection with the acquisition of STS	2,000	-
Contingent Consideration in connection with the acquisition of STS	1,298	-
Earnout Consideration in connection with the acquisition of STS	1,001	-
Note Consideration in connection with the acquisition of STS	2,000	-
Deferred tax liabilities resulting from purchase accounting adjustments in connection with business combination	1,001	3,833
Seller financed portions of property and equipment acquired	(460)	-
Non-cash financing activities:
Loans issued for property and equipment	460	-
Series A Cumulative Convertible Redeemable Preferred stock dividends included in accounts payable and accrued expenses, settled in common stock	-	(1,005)
Series A Cumulative Convertible Redeemable Preferred stock included in temporary equity, settled in common stock	-	(6,770)
Series B Cumulative Convertible Preferred stock dividends included in accounts payable and accrued expenses, settled in common stock	-	(179)
New Leases under ASC-842
Recognition of operating lease - right-of-use lease asset	3,508	6,042
Lease incentive recognized in property and equipment, net	919	3,830
Recognition of operating lease - lease liability	$(4,427)	$(9,872)

NOTE 6 – INVENTORY

As of December 31, 2022 and 2021, inventory consisted entirely of the following (dollars in thousands):

	December 31,
	2022	2021
Parts and cameras	$1,154	$260
Finished goods	832	916
Total inventory	$1,986	$1,176

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (dollars in thousands):

	December 31,
	2022	2021
Furniture and fixtures	$1,959	$1,715
Office equipment	3,969	799
Roadway monitoring systems placed in service	3,999	1,079
Vehicles	2,539	502
Leasehold improvements	4,459	3,232
Roadway monitoring systems not yet placed in service	3,144	3,408
Total	$20,069	$10,735
Less: accumulated depreciation	(3,336)	(994)
Property and equipment, net	$16,733	$9,741

Depreciation and amortization related to property and equipment, net for the years ended December 31, 2022 and 2021 was $2,359,000 and $626,000, respectively, and is presented as part of depreciation and amortization in the accompanying consolidated statements of operations. During the year ended December 31, 2022, the Company disposed of $17,000 of fully depreciated assets.

Information about the Company’s total assets in different geographic regions is as follows (dollars in thousands):

	December 31,
	2022	2021
United States	$18,465	$10,627
Other	1,604	108
Accumulated depreciation	(3,336)	(994)
Total property and equipment, net	$16,733	$9,741

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

Cash paid for amounts included in the measurement of operating lease liabilities from continuing operations was $858,000 and $260,000 for the year ended December 31, 2022 and 2021, respectively.

Operating lease expense from continuing operations for the year ended December 31, 2022 and 2021 was $2,040,000 and $621,000, respectively, and is part of general and administrative expenses in the consolidated statement of operations.

In the first quarter of 2022, the Company entered into a lease agreement for its new Israeli office. As part of the lease agreement, there were $919,000 in tenant improvement allowances provided to the Company which was used to update the structure of the leased space and furnish the leased space.

Supplemental balance sheet information related to leases as of December 31, 2022 was as follows (dollars in thousands):

Operating lease right-of-use lease asset	$9,662
Current portion of lease liability	1,069
Long-term portion of lease liability	14,237
Total lease liability from continuing operations	$15,306

Weighted average remaining lease term - operating leases	9.45

Weighted average discount rate - operating leases	9%

Maturities of operating lease liabilities for continuing operations at December 31, 2022 were as follows (dollars in thousands):

2023	$2,385
2024	2,335
2025	2,310
2026	2,274
2027	2,319
Thereafter	11,240
Total lease payments	22,863
Less imputed interest	7,557
Maturities of lease liabilities	$15,306

NOTE 9 – INTANGIBLE ASSETS

Goodwill

The following summarizes the change in goodwill from December 31, 2021 to December 31, 2022 (dollars in thousands):

	December 31, 2020	Waycare Acquisition	December 31, 2021	STS Acquisition	Impairment	December 31, 2022
Goodwill	$6,336	$47,115	$53,451	$1,977	$(34,835)	$20,593

Intangible Assets Subject to Amortization

The following summarizes the change in intangible assets from December 31, 2021 to December 31, 2022 (dollars in thousands):

	December 31, 2020	Additions	Amortization	December 31, 2021	Additions	Amortization	December 31, 2022
Intangible assets subject to amortization from continuing operations
Customer relationships	$362	$-	$(34)	$328	$3,400	$(147)	$3,581
Marketing related	159	-	(62)	97	700	(113)	684
Technology based	5,362	16,897	(1,955)	20,304	-	(3,455)	16,849
Internally capitalized software	940	4	(411)	533	-	(348)	185
Intangible assets subject to amortization from continuing operations	$6,823	$16,901	$(2,462)	$21,262	$4,100	$(4,063)	$21,299

The following provides a breakdown of identifiable intangible assets as of December 31, 2022 and 2021 (dollars in thousands):

	December 31,
	2022	2021
Customer relationships	$3,861	$461
Marketing related	1,027	327
Technology based	24,107	24,107
Internally capitalized software	1,236	1,236
Total	30,231	26,131
Less: accumulated amortization	(8,932)	(4,869)
Identifiable intangible assets from continuing operations, net	$21,299	$21,262

These intangible assets are being amortized on a straight-line basis over their weighted average remaining estimated useful life of 6.6 years. Amortization expense attributable to continuing operations for the year ended December 31, 2022 and 2021 was $4,063,000 and $2,462,000, respectively, and is presented as part of depreciation and amortization in the accompanying consolidated statements of operations.

As of December 31, 2022, the estimated annual amortization expense from continuing operations for each of the next five fiscal years and thereafter is as follows (dollars in thousands):

2023	$4,072
2024	3,841
2025	3,832
2026	3,019
2027	2,744
Thereafter	3,791
Total	$21,299

NOTE 10 – DEBT

Firestorm Debt

On January 25, 2017, pursuant to the terms of its acquisition of Firestorm, the Company issued $1,000,000 in the aggregate form of four unsecured, subordinated promissory notes with interest payable over five years. The principal amount of one of the notes payable is $500,000 and provides for an interest rate of 2% and the remaining three notes are evenly divided over the remaining $500,000 and provide for an interest rate of 7%. The notes matured on January 25, 2022. The aggregate balance of these notes payable was $1,000,000 and $998,000, net of unamortized interest, as of December 31, 2022 and December 31, 2021, respectively, to reflect the amortized fair value of the notes issued due to the difference in interest rates of $0 and $2,000, respectively. The Company has not paid the current interest on these notes since 2019 and did not pay the principal due in January 2022. The Company has requested rescission in connection with the Firestorm acquisition and is currently in litigation with the sellers. On March 22, 2023, the Company entered into a settlement agreement related to a portion of the Firestorm debt (see NOTE 13 - COMMITMENTS AND CONTINGENCIES).

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

In October 2021, the Company was informed the Loans forgiveness was processed by the Small Business Administration (“SBA”) and the Company’s Loans had been fully forgiven. The Loans are now considered paid in full by SBA. The Company recognized a gain on the extinguishment of debt of $886,000 for the year ended December 31, 2021 related to the principal and accrued interest forgiveness. This gain is presented as part of gain on extinguishment of debt in the accompanying consolidated statement of operations for the years ended December 31, 2021.

STS Notes

On  June 17, 2022, pursuant to the terms of the Company’s acquisition of STS, the Company issued an aggregate of $2,000,000 of notes payable in the form of two unsecured, subordinated promissory notes, each in the principal amount of $1,000,000 and bearing an interest rate of 3.0% per annum, payable quarterly.  The notes mature on  June 14, 2024 and  June 17, 2025, respectively. The aggregate balance of these notes payable was $2,000,000 as of  December 31, 2022 and is included in notes payable long-term, in the consolidated balance sheets.

Loans Payable

As part of its operations the Company enters loans related to purchases of its vehicles. These loans have maturities between 2023 and 2028 and carry interest rates ranging from 0% to 6.99%. These loans primarily have equal monthly payments over the life of the respective loan. The loans are presented as part of loans payable, current portion and loans payable long-term on the consolidated balance sheet.

2022 Promissory Notes

On December 20, 2022, the Company entered into a Promissory Note Agreement (the “2022 Notes”) with (i) Robert A. Berman, the Company’s Chief Executive Officer and Executive Chairman, and (ii) Arctis Global Master Fund Limited (“Arctis”), an affiliate of Arctis Global, LLC, a 10.3% holder of Common Stock of the Company based on its Schedule 13G filed with the Securities and Exchange Commission on May 20, 2022 (the “2022 Lenders”), pursuant to which the 2022 Lenders loaned $1,000,000 to the Company. The 2022 Lenders were determined to be related parties.

The 2022 Notes had a maturity date of March 20, 2023, at which time all remaining outstanding principal and accrued but unpaid interest was due. The aggregate unpaid principal amount under 2022 Notes was exchangeable for an equal principal amount of secured notes to be issued to the 2022 Lenders pursuant to that certain term sheet dated December 20, 2022 (the “Secured Notes Transaction”) together with any accrued and unpaid interest on the 2022 Notes. The 2022 Notes bore an interest rate of 12% per annum.

On January 18, 2023, the Company executed a Securities Purchase Agreement, which triggered the 2022 Notes to be exchanged for equal principal amounts of notes issued in the Secured Notes Transaction. As a result, the 2022 Notes were cancelled with no further force and effect as of the effective date of the Secured Notes Transaction. See NOTE  17 – SUBSEQUENT EVENTS for additional information on the Securities Purchase Agreement.

Interest Expense

The following table presents the interest expense and interest income related to the contractual interest and the amortization of debt issuance costs for the Company’s debt arrangements (dollars in thousands):

	Year ended December 31,
	2022	2021
Contractual interest	$70	$69
Amortization of debt issuance costs	2	20
Total interest expense	72	89
Less: contractual interest income	(51)	(62)
Total interest expense, net	$21	$27

Schedule of Principal Amounts Due on Debt

The principal amounts due for notes payable and loans payable are shown below as of December 31, 2022 (dollars in thousands):

2023	2,106
2024	1,073
2025	1,078
2026	83
2027	86
Thereafter	29
Total	$4,455

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

The expense (benefit) from income taxes for the years ended December 31, 2022 and 2021 consists of the following (dollars in thousands):

	Year ended December 31,
	2022	2021
Federal:
Deferred	$(987)	$(3,819)
Total federal	(987)	(3,819)
Benefit for income taxes	$(987)	$(3,819)

The components of deferred income tax assets and liabilities are as follows on  December 31, 2022 and 2021 (dollars in thousands):

	Year ended December 31,
Deferred tax assets	2022	2021
Net operating loss	$29,402	$13,786
163(j) limitation	2,158	2,157
Lease liabilities	3,906	2,868
Research and development	4,551	-
Fixed assets	-	358
Other	511	422
Total gross deferred tax assets	40,528	19,591

Valuation allowance for deferred tax assets	(35,606)	(14,283)
Total deferred tax assets	$4,922	$5,308

Deferred tax liabilities:
Right-of-use asset	(895)	(1,701)
Goodwill and intangibles	(3,976)	(3,645)
Fixed assets	(103)	-
Total gross deferred tax liabilities	(4,974)	(5,346)
Net deferred tax liabilities	$(52)	$(38)

The difference between the income tax benefit computed at the U.S. Federal statutory rate and the effective tax rate is as follows for the years ended December 31, 2022 and 2021:

	Year ended December 31,
	2022	2021
U.S. statutory federal rate	21.0%	21.0%
(Decrease) increase in taxes resulting from:
State income tax rate, net of U.S. Federal benefit	3.1%	4.5%
Impact of changes in tax rates	0.0%	(2.7)%
True-ups	4.2%	(0.9)%
Other	(0.6)%	(2.7)%
Valuation allowance	(26.5)%	(6.7)%
Effective tax rate	1.2%	12.5%

The Company files income tax returns in the United States and various state and foreign jurisdictions. No U.S. Federal, state or foreign income tax audits were in process as of December 31, 2022.

The Company evaluated the recoverability of the net deferred income tax assets and the level of the valuation allowance required with respect to such net deferred income tax assets. After considering all available facts, the Company fully reserved for its net deferred tax assets, outside of the deferred tax liability related to the goodwill, because the Company believes that it is not more likely than not that their benefits will be realized in future periods. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s net deferred income tax assets satisfy the realization standard, the valuation allowance will be reduced accordingly.

As of December 31, 2022, the Company had gross federal and state net operating loss carryforwards of $114,742,000 and $106,866,000, respectively. The gross NOLs generated in the years ended December 31, 2022 and 2021 of $54,495,000 and $19,026,000, respectively, will be carried forward indefinitely and are subject to the annual 80 percent limitation. As of December 31, 2022, Rekor had net federal and state net operating loss (“NOL”) carryforwards of $24,096,000 and $5,306,000, respectively. The net federal and state NOLs of $24,096,000 and $5,306,000, respectively, are scheduled to begin to expire in 2034 and are grandfathered under the Tax Cuts and Jobs Act; thus, these NOLs are not subject to the 80 percent limitation.

As of December 31, 2021, Rekor had gross federal and state net operating loss carryforwards of $51,838,000 and $43,570,000, respectively. As of December 31, 2021, Rekor had net federal and state net operating loss carryforwards of $10,886,000 and $2,901,000, respectively.

The federal and state net operating loss and credit carryforwards may be subject to significant limitations under Sections 382 and 383 of the Internal Revenue Code ("Code") and similar provisions of state law. These Code sections limit the federal net operating loss and credit carryforwards that may be used in any year in the event of an “ownership change”. A Section 382 “ownership change” generally occurs if one or more shareholders or groups of shareholders, who own at least 5% of the Company’s stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The Company may have previously experienced, and may in the future experience, one or more Section 382 “ownership changes”. If so, the Company may lose some or all of the tax benefits of its NOLs and tax credits. The extent of such limitations for prior years, if any, has not been determined.

For the years ended December 31, 2022 and 2021, the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax benefit.

As a result of the acquisition of STS in 2022, the Company recognized identified definite-lived tangible and intangible asset related to customer relationships, trade names, property and equipment for which the Company received no tax basis due to the stock acquisition. As a result, the Company recorded a deferred tax liability of $1,001,000 which increased the Company's goodwill related to the STS acquisition. Due to the overall valuation allowance position of the Company, the deferred tax liability was used to offset the Company's deferred tax asset and thus reducing the total valuation allowance. This impact to the valuation allowance was booked as a tax benefit. The tax benefit of $1,001,000 was offset by $14,000 of deferred tax expense for the year ended December 31, 2022.

As a result of the acquisition of Waycare in 2021, the Company recognized identified definite-lived intangible asset related to technology for which the Company received no tax basis due to the stock acquisition. As a result, the Company recorded a deferred tax liability of $3,833,000 which increased the Company's goodwill related to the Waycare acquisition. Due to the overall valuation allowance position of the Company, the deferred tax liability was used to offset the Company's deferred tax asset and thus reducing the total valuation allowance. This impact to the valuation allowance was booked as a tax benefit. The tax benefit of $3,833,000 was offset by $14,000 of deferred tax expense for the year ended December 31, 2021.

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

The amount of contributions recorded from continuing operations by the Company under these plans during the years ended December 31, 2022 and 2021 were $1,338,000 and $616,000, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Firestorm Principals

On August 19, 2019, we filed suit in the United States District Court for the Southern District of New York against three former executives of the Company who were founders of two related former subsidiaries (the “Firestorm Principals”)—Rekor Systems, Inc. v. Suzanne Loughlin, et al., Case no. 1:19-cv-07767-VEC. The Firestorm Principals answered together with counterclaims on February 28, 2020. In 2020, the Firestorm Principals filed various suits in New York, Delaware and Virginia against directors and officers of the Company, alleging breach of fiduciary duty and libel.

On March 22, 2023, the Company entered into a settlement agreement with the Firestorm Principals. Pursuant to the terms of the settlement agreement, the parties have mutually released and discharged all existing and potential actions, causes of action, suits, proceedings, debts, dues, contracts, damages or claims against each other, including certain claims for officer indemnification of the Firestorm Principals. In exchange for the mutual releases, the Company will transfer certain Firestorm assets to CrisisRisk Strategies, LLC, make a payment of $175,000, and the Firestorm Principals have agreed to the extinguishment of all rights to enforce their claims for payment with respect to principal and interest on the promissory notes issued in connection with the Company’s acquisition of Firestorm, and are giving up their rights to exercise the warrants issued in connection with the same.

As a result of the settlement agreement, the Company expects to record a reduction to notes payable, the related accrued interest and other assets and liabilities already presented as discontinued operations. The Company will also cancel warrants to purchase 631,254 shares of common stock, which were issued in connection with the acquisition of Firestorm. The settlement also results in there being no litigation pending against the Company at this time.

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

The Company will accrue for potential and known litigation losses when information related to a loss is probable and that the amount of the loss can be reasonably estimated. For the year ended December 31, 2022 and 2021 the company recorded expenses of $1,608,000 and $136,000, respectively, related to litigation settlements, judgements and estimated losses. These amounts are presented as part of other expense, net on the consolidated statement of operations for the year ended December 31, 2022 and 2021.

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

At-the-Market Offering

Under the S-3 registration filed in September 2021, on  February 24, 2022, the Company entered into an At-the-Market Issuance Sales Agreement (the “2022 Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) to create an at the market equity program under which the Company from time to time   may offer and sell shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $50,000,000 (the “Shares”) through or to the Agent. The Agent is entitled to a commission equal to 3.0% of the gross proceeds from each sale. The Company incurred issuance costs of approximately $174,000 related to legal, accounting, and other fees in connection with the 2022 Sales Agreement. These costs were charged against the gross proceeds of the 2022 Sales Agreement and presented as a reduction to additional paid-in capital on the accompanying consolidated balance sheets.

For the year ended December 31, 2022, the Company sold 9,019,062 shares of common stock at a weighted-average selling price of $2.62 per share in accordance with the 2022 Sales Agreement. Net cash provided from the 2022 Sales Agreement was $22,754,000 after paying $174,000 related to the issuance cost, as well as 3.0% or $709,000 related to cash commissions provided to the Agent.

In December of 2022 the Company terminated the 2022 Sales Agreement.

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

Rekor adjusted the value of the Series A Preferred Stock to redemption value at the end of each reporting period. The adjustment to the redemption value was recorded through additional paid-in capital of $0 and $101,000 for the year ended December 31, 2022 and 2021, respectively.

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

Warrants

A summary of the warrant activity for the Company for the period ended December 31, 2022 and  December 31, 2021 is as follows:

	Series A Preferred Stock Warrants (1)	Firestorm Warrants (2)	Secure Education Warrants (3)	2018 Public Offering Warrants (4)	2019 Promissory Note Warrants (5)	Total
Active warrants January 1, 2021	141,789	631,254	66,666	4,886	68,750	913,345
Exercised warrants	(99,793)	-	(51,110)	(1,381)	(68,750)	(221,034)
Outstanding warrants December 31, 2021	41,996	631,254	15,556	3,505	-	692,311
Weighted average strike price of outstanding warrants as of December 31, 2021	$1.03	$3.09	$6.06	$1.00	$-	$3.02
Intrinsic value of outstanding warrants as of December 31, 2021	$232,000	$2,182,000	$8,000	$19,000	$-	$2,441,000
Shares of common stock issued for warrant exercises during the year ended December 31, 2021	99,793	-	51,110	1,280	64,766	216,949
Active warrants January 1, 2022	41,996	631,254	15,556	3,505	-	692,311
Exercised warrants	-	-	-	-	-	-
Outstanding warrants December 31, 2022	41,996	631,254	15,556	3,505	-	692,311
Weighted average strike price of outstanding warrants as of December 31, 2022	$1.03	$3.09	$6.06	$1.00	$-	$3.02
Intrinsic value of outstanding warrants as of December 31, 2022	$7,000	$-	$-	$1,000	$-	$8,000
Shares of common stock issued for warrant exercises during the year ended December 31, 2022	-	-	-	-	-	-

(1)

As part of a Regulation A Offering in fiscal year 2016 and 2017, the Company issued warrants to the holders of Series A Preferred Stock (the “Series A Preferred Stock Warrants”). The exercise price for these warrants is $1.03. The expiration date of the Series A Preferred Stock Warrants is November 8, 2023.

(2)

As part of the acquisition of Firestorm on January 24, 2017, the Company issued warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $2.5744 per share, and warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $3.6083 per share (the “Firestorm Warrants”). The expiration date of the Firestorm Warrants was  January 24, 2022. The Company has rejected requests from the holders of the Firestorm Warrants to exercise them pending resolution of pending litigation. On March 22, 2023, the Company entered into a settlement agreement with the Firestorm Principals. In connection with the settlement agreement, the Firestorm Warrants were cancelled. (see NOTE - 13 COMMITMENTS AND CONTINGENCIES)

(3)

Pursuant to the Company’s acquisition of Secure Education Consultants on January 1, 2018, the Company issued warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $5.44 per share, and warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $6.53 per share (the “Secure Education Warrants”). The expiration date of the Secure Education Warrants is January 1, 2023.

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

Stock compensation expense related to stock options for the years ended December 31, 2022 and 2021 was $43,000 and $116,000, respectively, and is presented as part of general and administrative expenses in the accompanying consolidated statements of operations.

A summary of stock option activity under the Company’s 2017 Plan for the years ended December 31, 2022 and 2021 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding balance at January 1, 2021	1,291,753	$1.44	7.57	$7,827,000
Exercised	(208,919)	2.24	-
Forfeited	(21,999)	1.04	-
Expired	(48,499)	3.81	-
Outstanding balance at December 31, 2021	1,012,336	$1.28	6.50	$5,002,000
Exercised	(99,970)	0.93	-
Forfeited	(6,999)	0.90	-
Expired	(42,987)	2.25	-
Outstanding balance at December 31, 2022	862,380	$1.27	5.29	$172,000
Exercisable at December 31, 2022	862,380	$1.27	5.29	$172,000

There were no options granted in the year ended December 31, 2022 and 2021. The total fair value of shares that became vested after grant during the years ended December 31, 2022 and 2021 was $113,000 and $121,000, respectively.

As of December 31, 2022, there was no unrecognized stock compensation expense related to stock options granted under the 2017 Plan.

Restricted Stock Units

Stock compensation expense related to RSU’s for the years ended December 31, 2022 and 2021 was $6,573,000 and $3,793,000, respectively, and was presented as part of operating expenses in the accompanying consolidated statements of operations.

A summary of RSU activity under the Company’s 2017 Plan for years ended December 31, 2022 and 2021 is as follows:

	Number of Shares	Weighted Average Unit Price	Weighted Average Remaining Contractual Term (Years)
Outstanding balance at January 1, 2021	479,984	$4.45	2.12
Granted	1,217,071	12.39	2.24
Vested	(239,920)	7.54	-
Forfeited	(109,256)	6.11	-
Outstanding balance at December 31, 2021	1,347,879	$10.94	2.20
Granted	1,601,213	3.74	1.98
Vested	(521,647)	10.64	-
Forfeited	(487,185)	9.61	-
Outstanding balance at December 31, 2022	1,940,260	$5.58	1.81

 All RSUs granted vest upon the satisfaction of a service-based vesting condition.

As of December 31, 2022, there was $7,357,000 of unrecognized stock compensation expense related to unvested RSUs granted under the 2017 Plan that will be recognized over an average remaining period of 1.81 years.

NOTE 16 – LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share (dollars in thousands, except per share data):

	Year ended December 31,
	2022	2021
Basic and diluted loss per share
Net loss from continuing operations	$(83,454)	$(27,396)
Less: preferred stock accretion	-	(101)
Less: preferred stock dividends	-	(51)
Net loss attributable to shareholders from continuing operations	(83,454)	(27,548)
Net loss from discontinued operations	339	614
Net loss attributable to common shareholders	$(83,115)	$(26,934)
Weighted average common shares outstanding - basic and diluted	49,807,475	41,164,564
Basic and diluted loss per share from continuing operations	$(1.68)	$(0.67)
Basic and diluted earnings per share from discontinued operations	0.01	0.01
Basic and diluted loss per share	$(1.67)	$(0.66)
Common stock equivalents excluded due to anti-dilutive effect	3,494,951	3,052,526

As the Company had a net loss for the year ended December 31, 2022, the following 3,494,951 potentially dilutive securities were excluded from diluted loss per share: 692,311 for outstanding warrants, 862,380 related to outstanding options and 1,940,260 related to outstanding RSUs.

As the Company had a net loss for the year ended December 31, 2021, the following 3,052,526 potentially dilutive securities were excluded from diluted loss per share: 692,311 for outstanding warrants, 1,012,336 related to outstanding options and 1,347,879 related to outstanding RSUs.

NOTE 17 – SUBSEQUENT EVENTS

Securities Purchase Agreement

On January 18, 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “2023 Investors”), pursuant to which the Company agreed to issue and sell to the 2023 Investors in a private placement transaction (the “Private Placement”) (i) up to $15,000,000 in aggregate principal amount of senior secured promissory notes (the “2023 Notes”), and (ii) warrants (the “2023 Warrants”) to purchase, for an exercise price of $2.00 per share, up to an aggregate of 7,500,000 shares of common stock of the Company, par value $0.0001 per share ("Common Stock").  In connection with the initial closing on January 18, 2023, the Company issued $12,500,000 in aggregate principal amount of 2023 Notes and 2023 Warrants to purchase 6,250,000 shares of Common Stock, resulting in proceeds to the Company of $12,500,000 before reimbursement of expenses. The Securities Purchase Agreement triggered the 2022 Notes to be exchanged for equal principal amounts of the 2023 Notes which are included in the proceeds of $12,500,000.

The 2023 Notes are a senior secured obligation of the Company and rank senior to all indebtedness of the Company, subject to certain exceptions. The 2023 Notes have a maturity date of July 18, 2025 (the “Maturity Date”), at which time all remaining outstanding principal and accrued but unpaid interest will be due. The 2023 Notes bear an interest rate of 12% per annum, and the Company will be required to pay interest quarterly during each calendar year through and including the Maturity Date.

At any time, the Company may prepay all, or any portion of, the 2023 Notes by redemption at a price equal to (i) 120% of the then-outstanding principal amount under the 2023 Notes plus any accrued interest thereon, if redeemed on or prior to the first anniversary of issuance, (ii) 115% of the then-outstanding principal amount under the 2023 Notes plus any accrued interest thereon, if redeemed after the first anniversary of issuance and on or prior to the second anniversary of issuance, or (iii) 110% of the then-outstanding principal amount under the 2023 Notes plus any accrued interest thereon, if redeemed after the second anniversary of issuance and prior to the Maturity Date (the “Early Redemption Schedule”). The Investors will also have the option of requiring the Company to redeem the 2023 Notes in accordance with the Early Redemption Schedule if the Company undergoes a fundamental change.

The Securities Purchase Agreement contains customary representations and warranties of the Company and the 2023 Investors. The Company has a material relationship with two of the Investors, (i) Robert A. Berman, the Company’s Chief Executive Officer and Executive Chairman, and (ii) Arctis Global Master Fund Limited (“Arctis”), an affiliate of Arctis Global, LLC, a 10.3% holder of Common Stock of the Company based on its Schedule 13G filed with the Securities and Exchange Commission on May 20, 2022.  Mr. Berman and Arctis invested $2,000,000 and $6,500,000, respectively, in connection with the $12,500,000 initial closing of the Private Placement. Mr. Berman has an option, upon request of the Company made within six months of the initial closing, to invest up to an additional $2,500,000 million in a subsequent closing, or series of closings, on the same terms. In aggregate, such subsequent closings may result in the issuance of senior secured notes in the original principal amount of up to $2,500,000 and warrants to purchase up to 1,250,000 shares of Common Stock. These lenders were determined to be related parties.

The Securities Purchase Agreement further provides Arctis with the right to designate a director to be seated on the Company’s board of directors (the “Board”) for a term expiring at the Company’s 2023 annual meeting of stockholders, at which meeting such director shall be nominated by the Board to stand for election by the Company’s stockholders to serve for a term to expire at the next annual meeting of the stockholders. Arctis has a right to a Board designee for so long as it holds the Notes, and such right may not be sold or transferred to any party not affiliated with Arctis. As of the filing date of this Annual Report on Form 10-K, Arctis has not exercised its right to designate a director to the Company’s Board.

The 2023 Notes impose certain customary affirmative and negative covenants upon the Company, as well as covenants that restrict the Company and its subsidiaries from incurring any additional indebtedness or suffering any liens, subject to specified exceptions, and restrict the declaration of any dividends or other distributions, subject to specified exceptions. If an event of default under the Note occurs, the Investors can elect to redeem the Notes for cash in accordance with the Early Redemption Schedule, plus default interest, which accrues at a rate per annum equal to 14% from the date of an event of default.

The 2023 Warrants issued in connection with the initial closing have an exercise price of $2.00 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, are immediately exercisable, have a term of five years from the date of issuance and are exercisable on a cash or cashless basis at the election of the holder.

Firestorm Settlement

On March 22, 2023, the Company entered into a settlement agreement with the Firestorm Principals. Pursuant to the terms of the settlement agreement, the parties have mutually released and discharged all existing and potential actions, causes of action, suits, proceedings, debts, dues, contracts, damages or claims against each other, including certain claims for officer indemnification of the Firestorm Principals. In exchange for the mutual releases, the Company will transfer certain Firestorm assets to CrisisRisk Strategies, LLC, make a payment of $175,000, and the Firestorm Principals have agreed to the extinguishment of all rights to enforce their claims for payment with respect to principal and interest on the promissory notes issued in connection with the Company’s acquisition of Firestorm, and were giving up their rights to exercise the warrants issued in connection with the same.

As a result of the settlement agreement, the Company expects to record a reduction to notes payable, the related accrued interest and other assets and liabilities already presented as discontinued operations. The Company will also cancel warrants to purchase 631,254 shares of common stock, which were issued in connection with the acquisition of Firestorm. The settlement also results in there being no litigation pending against the Company at this time.

Securities Purchase Agreement

On March 23, 2023, the Company entered into a securities purchase agreement with a single institutional investor that provided for the sale and issuance by the Company in a registered direct offering of an aggregate of: (i) 6,100,000 shares of the Company’s common stock, (ii) pre-funded warrants exercisable for up to an aggregate of 772,853 shares of common stock, and (iii) warrants to purchase up to 6,872,853 shares of common stock. The offering price per share of common stock and associated warrant was $1.455 and the offering price per pre-funded warrant and associated warrant was $1.454. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.001 per share and will expire when exercised in full. The warrants to purchase common stock became exercisable immediately upon issuance, will expire five years following the issuance date and have an exercise price of $1.60 per share. The Company received gross proceeds from the Registered Direct Offering of approximately $10,000,000. The Offering closed on March 27, 2023.

The Company entered into an engagement letter with H.C. Wainwright & Co., LLC to serve as exclusive placement agent, on a reasonable best-efforts basis, in connection with the offering. The Company paid the placement agent an aggregate cash fee equal to 7.5% of the gross proceeds of the offering. The Company also paid the placement agent $75,000 for non-accountable expenses and $16,000 for clearing fees. Additionally, the Company issued designees of the placement agent, as compensation, warrants to purchase up to 481,100 shares of common stock, equal to 7.0% of the aggregate number of shares of common stock and pre-funded warrants placed in the offering. The warrants issued to the placement agent have a term of five (5) years and an exercise price of $1.8188 per share of common stock.

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

Based on management’s review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2022.

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

Under the supervision and with the participation with our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our directors and executive officers.

Name	Age	Position
Executive Officer
Robert A. Berman	63	Chief Executive Officer and Executive Chairman of the Board
David Desharnais	51	President and Chief Operating Officer (January 2022)
Eyal Hen	50	Chief Financial Officer

Directors:
Paul A. de Bary	76	Lead Director
Glenn Goord	71	Director
David Hanlon	78	Director
Richard Nathan, Ph. D.	78	Director
Steven D. Croxton	55	Director

Directors

Robert A. Berman, Chief Executive Officer and Director

Robert Berman has served as our Chief Executive Officer and a member of our Board of Directors since March 2016 and was appointed Executive Chairman of the Board of Directors in connection with the retirement of Mr. James McCarthy from the Board on July 23, 2020. Since January 2000, Mr. Berman has served as the General Partner of Avon Road Partners, L.P., a limited partnership investing in real estate and the broadcast media industry. From 2006 through March 2015, Mr. Berman held the office of Chairman and Chief Executive Officer at Cinium Financial Services Corporation, a privately-held specialty finance company, and its predecessor, Upper Hudson Holdings, LLC. Prior to Cinium, Mr. Berman was Chief Executive Officer of Empire Resorts, Inc., a NASDAQ-listed gaming company, from 2002-2005.

Director Qualifications

Mr. Berman has extensive experience in the private equity and public company markets. We believe his strong understanding of the financial markets and the M&A process, and his previous senior executive roles with public companies make him a qualified member of our Board of Directors and to serve as our Chief Executive Officer and Executive Chairman.

Richard Nathan, PhD, Director

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

Director Qualifications

Dr. Nathan has a strong technical background and extensive experience in the government contracting area. We believe this expertise, when combined with his entrepreneurial background having built strong operating companies, makes him a qualified member of our Board of Directors and the committees on which he participates.

Glenn Goord, Director

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

Director Qualifications

Mr. Goord has a strong background in government operations and procurement. His insights into how government operates is a key skill for board decision making on Rekor strategy in certain industry segments. We believe his management and operational experience makes him a qualified member of our Board of Directors and the committees on which he participates.

Paul A. de Bary, Lead Director

Paul A. de Bary has served on our Board of Directors since January 2017 and as Lead Director since November 2017. As an attorney, financial advisor and investment banker, Mr. de Bary has had extensive experience with financial markets, governmental operations and private businesses. From 1996 to 2015, he was a managing director at Marquette de Bary Co., Inc., a New York based broker-dealer, where he served as a financial advisor for state and local government agencies, public and private corporations and non-profit organizations, as well as general counsel. He previously served as a director of Empire Resorts, Inc. (Nasdaq: NYNY) from 1996 to 2010, where he served as chairman of its audit committee as well as, at various times throughout his tenure as a director, a member of the governance and compensation committees and various special committees. Mr. de Bary has also served as Chairman of the Board of Ethics of the Town of Greenwich, Connecticut since 2008. Mr. de Bary is a member of the American Bar Association, the New York State Bar Association and the Association of the Bar of the City of New York. Mr. de Bary holds a JD, an MBA and an A.B. from Columbia University.

Director Qualifications

Mr. de Bary has a diverse background that includes experience as a lawyer, investment banker, corporate officer and member of several boards of directors, including those of public companies. We believe these experiences, combined with his skills and knowledge related to public market decision-making and audit committee roles and responsibilities, makes him qualified member of our Board of Directors and the committees on which he participates.

David P. Hanlon, Director

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

Director Qualifications

Mr. Hanlon has extensive leadership and executive management experience and experience serving on public company boards of directors. We believe his skills and experience make him a qualified member of our Board of Directors and the committees on which he participates.

Steven D. Croxton, Director

Mr. Croxton is Managing Director of Rice, Voelker, LLC and has more than 30 years’ experience in investment and commercial banking. During his career, Mr. Croxton has been involved in financing and advisory transactions totaling more than $35 billion for a variety of public and private corporations. He has previously served on the Board of Directors of Peninsula Gaming, LLC, and has held leadership roles with responsibilities related to investment, corporate, and international banking. Mr. Croxton earned a B.S. in Finance from Louisiana State University, and a Master of International Management from the American Graduate School of International Management (now Thunderbird School of Global Management), and holds FINRA Series 7, 24, 63, and 79 licenses.

Director Qualifications

Mr. Croxton has in-depth knowledge of the capital markets, as well as extensive background in financing and advisory of public corporations. We believe his skills and experiences make him a qualified member of our Board of Directors and the committees on which he participates.

Executive Officers

Robert A. Berman, Chief Executive Officer and Executive Chairman of the Board

The biography for Robert A. Berman is set forth above in the section entitled “Directors.”

David Desharnais, President

On January 3, 2022, we publicly announced the appointment of David Desharnais as our President. Mr. Desharnais has over two decades of experience leading growth strategies for technology driven businesses from start-ups to multinational corporations and across multiple industries. Mr. Desharnais most recently served as Executive Vice President, Chief Digital Product Officer and as a member of the board of directors for IDEMIA, where he was responsible for global strategy and teams across product management, engineering and application development, customer delivery and integration, cybersecurity, data and analytics, strategic alliances and digital labs. Prior to IDEMIA, Mr. Desharnais was an executive at Amazon, where he served as the General Manager of Worldwide Industries for Amazon Web Services (AWS). Prior to Amazon, Mr. Desharnais was an executive at American Express, where he served as Senior Vice President and General Manager for Digital and Commercial Platforms and Global Commercial Payments. Mr. Desharnais graduated summa cum laude with a Bachelor of Science in electrical engineering technology from University of Calgary, and received a Master of Business Administration in strategy, finance, and marketing from the University of Washington, Michael G. Foster School of Business.

Eyal Hen, Chief Financial Officer

Mr. Hen has served as our Chief Financial Officer since May of 2019. He has more than 18 years’ experience as a global finance and business management executive in corporate environments, most recently with VAYA Pharma Inc. and Ormat Technologies, Inc. (NYSE: ORA). His expertise working as a finance executive in the public markets, where he oversaw financial reporting, compliance initiatives, investor communications, and financing, is instrumental as the Company continues its growth. Mr. Hen holds a BA in Economics and Accounting from Ben Gurion University (Israel) and an MBA from the University of Phoenix.

Independence of Directors

Our Board is currently comprised of six members, five of whom are independent directors. As of December 31, 2022, Robert A. Berman is not an independent director.

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

Committees of the Board

Our Board has four standing committees: Audit, Compensation, Governance and Nominations. Each of the committees is solely comprised of and chaired by independent directors, each of whom the Board has affirmatively determined is independent pursuant to the Stock Market Rules. Each of the committees operates pursuant to its charter. The committee Charters are reviewed annually by the Governance Committee. If appropriate, and in consultation with the chairs of the other committees, the Corporate Governance Committee proposes revisions to the charters. The responsibilities of each committee are described in more detail below. The charters for the four committees are available on the Company’s website at www.rekor.ai by following the link to “Investors” and then to “Corporate Governance.”

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

Audit Committee

We have an Audit Committee comprised of directors who are “independent” within the meaning of Nasdaq Rule 5605(b)(1). The Audit Committee assists our Board in overseeing the financial reporting process and maintaining the integrity of our financial statements, and of our financial reporting processes and systems of internal audit controls, and our compliance with legal and regulatory requirements. The Audit Committee is responsible for reviewing the qualifications, independence and performance of our independent registered public accounting firm and reviews our internal controls, financial management practices and investment functions and compliance with financial legal and regulatory requirements. The Audit Committee is also responsible for performing risk and risk management assessments as well as preparing any report of the Audit Committee that may be required by the proxy rules of the SEC to be included in the Corporation’s annual proxy statement. Our Board has identified and appointed Paul de Bary as its “audit committee financial expert,” as defined by the SEC in Item 407 of Regulation S-K. Mr. de Bary serves as the Chair of the Audit Committee, and is joined on the committee by Mr. Croxton, and Mr. Hanlon.

Compensation Committee

We have a Compensation Committee comprised of members who are “Non-Employee Directors” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and “outside directors” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). They are also “independent” directors within the meaning of NASDAQ Rule 5605(b)(1). The Compensation Committee is responsible for overseeing the establishment and maintenance of our overall compensation and incentive programs to discharge the Board’s responsibilities relating to compensation of our executive officers and directors, including establishing criteria for evaluating performance and setting appropriate levels of compensation, and to produce an annual report on executive compensation for inclusion in the Corporation’s proxy statement in accordance with the rules and regulations of the SEC. The Compensation Committee advises and makes recommendations to our Board on all matters concerning director compensation. Mr. Goord serves as Chair of the Compensation Committee and is joined by Mr. Nathan.

Governance Committee

Our Board has a Governance Committee that (1) reviews and recommends improvements to our governance guidelines and corporate policies; (2) monitors compliance with our Code of Conduct; (3) evaluates and makes recommendations concerning changes in the charters of the various Committees of the Board of Directors, and (4) such other matters as may be required to ensure compliance with applicable federal and state laws or the requirements of any exchange on which the Company maintains a listing for its securities. The committee is required to be comprised of entirely “independent” directors within the meaning of NASDAQ Rule 5605(b)(1). Mr. Nathan currently serves as the Chair of the Governance Committee and is joined on the committee by Mr. Goord and Mr. de Bary.

Nominations Committee

Our Nominations Committee that ensures proper performance of people and practices of the Company by (1) recommending new members of the Board; (2) training new members of the Board; (3) reviewing the performance of the Board and its various committees and making recommendations intended to improve that performance, (4) evaluating and making recommendations to the Governance Committee as to changes in the charters of the various committees of the Board, (5) evaluating the performance of the Chief Executive Officer, (6) overseeing the development and implementation of succession planning for senior management positions; and (7) identifying and recommending candidates for membership of the Board committees. Mr. Hanlon currently serves as the Chair of the Nominations Committee and is joined on the committee by Mr. Goord and Mr. Nathan.

Compensation of Rekor Directors

The following table provides the total compensation for each person who served as a non-employee member of our Board of Directors during fiscal year 2022, including all compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of fiscal year 2022:

	Fees earned or paid in cash	Restricted stock awards	Total
Name	($)	($) (1)(2)(3)	($)
Paul de Bary	$104,750	$218,619	$323,369
Glenn Goord	71,250	218,619	289,869
Richard Nathan, Ph. D.	70,750	218,619	289,369
David Hanlon	71,000	218,619	289,619
Steven D. Croxton	57,000	218,619	275,619

(1)	The amount shown reflects the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification 718.
(2)	Amount represents the fair value of the issuances of 45,832 restricted stock units issued on January 20, 2022. Shares will vest on March 15, 2023, for all directors who have remained independent directors as of the end of the calendar year in which the grant was made.
(3)	Beginning in 2021, the number of RSU’s that will be granted to the independent directors as a group each January will be determined by taking one third of one percent of the preceding November’s average daily market capitalization as reported by NASDAQ, divided by the closing share price on the day preceding the grant. The number of shares granted to each independent director will be determined by dividing the total number of units so determined by the number of independent directors as of the date of the grant.

For the year ended December 31, 2022 our non-employee directors are compensated for their services as follows:

		Board Meeting Fee		Committee Meeting Fee
	Annual Fee	In Person	Telephonic	In Person	Telephonic
Position	($) (1)	($)	($)	($)	($)
Board Member	50,000	1,000	500	500	250
Audit Committee Chair	30,000	1,500	500	500	250
Compensation Committee Chair	10,000	1,500	500	500	250
Governance Committee Chair	10,000	1,500	500	500	250
Nominations Committee Chair	10,000	1,500	500	500	250
Special Committee	-	500	250	500	250
Lead Director	10,000	-	-	-	-

(1) Payments are made on a quarterly basis.

Directors who are officers or employees of Rekor or its subsidiaries do not receive any compensation for service on our Board, but employee directors will be reimbursed for expenses incurred in attending meetings of our Board or any committees thereof.

Code of Conduct

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

ITEM 11. EXECUTIVE COMPENSATION

This section discusses material components of our 2022 compensation program for our named executive officers identified in the 2022 Summary Compensation Table below.

2022 Summary Compensation Table

Name/Capacities in which compensation was received	Year	Base Salary		Bonus		Equity incentive awards		All other compensation (3)	Total
Robert Berman	2022	$ 695,000	(1)	$ -		$ -		$ 15,086	$ 710,086
Chief Executive Officer	2021	645,000		-		1,000,004	(2)	24,877	1,669,881
Eyal Hen	2022	445,000	(4)	-		142,800	(5)	7,197	594,997
Chief Financial Officer	2021	405,000		-		187,900	(6)	7,868	600,768
David Desharnais	2022	728,750	(7)	200,000	(8)	2,118,750	(9)	10,675	3,058,175
President Chief Operating Officer	2021	-		-		-		-	-
(1)	In 2021, we increased Mr. Berman’s base salary from $495,000 to $695,000 per year effective April 1, 2021.
(2)	Amount represents the fair value of the issuance of 53,220 restricted stock units to Mr. Berman on March 17, 2021.
(3)	Amount represents 401(k) matching and health insurance contributions.
(4)

In 2021, we increased Mr. Hen’s base salary from $375,000 to $405,000 per year effective January 3, 2021. Additionally, in 2021, we increased Mr. Hen's base salary from $405,000 to $445,000 per year effective December 20, 2021.

(5)	Amount represents the fair value of the issuance of 40,000 restricted stock units to Mr. Hen on March 15, 2022.
(6)	Amount represents the fair value of the issuance of 10,000 restricted stock units to Mr. Hen on March 17, 2021.
(7)	Mr. Desharnais has served as the Company's President since January 17, 2022 and Chief Operating Officer since September 30, 2022.
(8)	Amount represents a bonus that was guaranteed to Mr. Desharnais as part of his employment agreement date December 10, 2021.
(9)	Amount represents the fair value of the issuance of 375,000 restricted stock units to Mr. Desharnais on January 17, 2022.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to unexercised stock options, stock that has not vested, and equity incentive plan awards held by our named executive officers at December 31, 2022.

		Option Awards (3)					Restricted Stock Awards(3)
Name	Grant Date	Number of Securities Underlying Unexercised Option - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares that Have Not Vested		Market Value of Shares of Stock that Have not Vested (2)
Robert Berman	5/8/2019	50,000	-	(1)	1.00	5/8/2029	-		-
Chief Executive Officer	5/8/2019	50,000	-	(1)	1.50	5/8/2029	-		-
Eyal Hen	3/15/2022						40,000	(1)	48,000
Chief Financial Officer	3/17/2021						6,667	(1)	8,000
	2/21/2020						16,666	(1)	19,999
	5/15/2019	50,000	-	(1)	0.78	5/15/2029	-		-
David Desharnais	1/17/2022						375,000	(1)	450,000
President Chief Operating Officer

(1)	The options and awards vest in equal annual installments over three years.
(2)	Represents the market value of the restricted stock award or restricted stock unit based on the closing price of our common stock of $1.20 per share on December 31, 2022.
(3)	All of the options and restricted stock unit awards listed in the table were granted under our 2017 Equity Award Plan.

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

Securities authorized for issuance under equity compensation plans

The following table provides information about our equity compensation plans as of December 31, 2022.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options and restricted stock units	Weighted-average exercise price of outstanding options and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,802,640	$1.27	3,183,247
Total	2,802,640	$1.27	3,183,247

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 24, 2023, information concerning the beneficial ownership of our common stock by, each person or group of persons known to beneficially own more than 5% of the outstanding shares of our common stock, each person who is our executive officer or director, and all such executive officers and directors as a group. Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. Under these rules, beneficial ownership generally includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares that an individual or entity has the right to acquire beneficial ownership of within 60 days of March 24, 2023, through the exercise of any option, warrant, conversion privilege or similar right. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock that could be issued upon the exercise of outstanding options and warrants that are exercisable within 60 days of March 24, 2023, are considered to be outstanding. These shares, however, are not considered outstanding when computing the percentage ownership of any other person.

To our knowledge, except as indicated in the footnotes to the following table, all beneficial owners named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them. The percentage of ownership is based on 55,020,612 shares of common stock outstanding as of March 24, 2023.

	Shares Beneficially Owned
Name and address of beneficial owner (1)	Number of Shares beneficially owned (2)		Percent of class
Directors and Named Executive Officers
Robert A. Berman	4,265,323	(3)	7.8%
Richard Nathan	1,680,271	(4)	3.1%
Paul de Bary	193,001	(5)	*
Glenn Goord	231,501	(6)	*
David Hanlon	135,501	(7)	*
Steven Croxton	113,001	(8)	*
Eyal Hen	118,638	(9)	*
David Desharnais	84,516	(10)	*
All directors and named executive officers as a group (11 persons)	6,821,752		12.4%
5% or Greater Shareholders
Robert A. Berman	4,265,323	(3)	7.8%
Arctis Global, LLC	9,339,591	(11)	17.0%
Goldman Sachs Group Inc	2,767,852	(12)	5.0%
BlackRock, Inc.	2,264,368	(13)	4.1%

* Less than 1%

(1)	Unless otherwise indicated, the address of those listed is c/o Rekor Systems, Inc., 6721 Columbia Gateway Drive, Suite 400, Columbia, MD 21046. Unless otherwise indicated, all shares are owned directly by the beneficial owner.
(2)	Based on 55,020,612 shares of our common stock issued and outstanding as of the March 24, 2023.
(3)	Mr. Berman may be deemed to be the beneficial owner of 4,265,323 shares of Rekor Systems, Inc. common stock, or 6.5% of the class of securities, consisting of options to purchase 100,000 shares of our common stock exercisable within 60 days of March 24, 2023, warrants to purchase up to 1,000,000 shares of common stock that are exercisable within 60 days of March 24, 2023, 1,000,219 shares of our common stock, and, as the general partner and manager of Avon Road Partners, L.P., he may be deemed to share with Avon Road (and not with any third-party) the power to vote or direct the vote of and to dispose or direct the disposition of the 2,165,104 shares of Rekor Systems, Inc. common stock beneficially owned by Avon Road based on the Schedule 13D/A Amendment No. 7 filed with the SEC by Avon Road and Mr. Berman on November 19, 2021.
(4)	Consists of 1,680,271 shares of our common stock and an Unit Warrant to purchase 4,849 shares of our common stock exercisable within 60 days of March 24, 2023.
(5)	Consists of options to purchase 108,499 shares of our common stock exercisable within 60 days of March 24, 2023, and 84,502 shares of our common stock.
(6)	Consists of options to purchase 70,999 shares of our common stock exercisable within 60 days of March 24, 2023, and 160,502 shares of our common stock.
(7)	Consists of options to purchase 70,999 shares of our common stock exercisable within 60 days of March 24, 2023, and 64,502 shares of our common stock.
(8)	Consists of options to purchase 48,499 shares of our common stock exercisable within 60 days of March 24, 2023, and 64,502 shares of our common stock.
(9)	Consists of options to purchase 50,000 shares of our common stock exercisable within 60 days of March 24, 2023, and 68,638 shares of our common stock.
(10)	Consists of 84,516 shares of our common stock.
(11)	Based on the Schedule 13G/A Amendment No.1 filed with the Securities and Exchange Commission on February 14, 2023, reporting beneficial ownership of 6,089,591 shares of Rekor Systems, Inc. common stock, reporting beneficial ownership of 10.51%. In addition the shares filed with Schedule 13 G/A Amendment No.1, as part of the Securities Purchase Agreement this beneficial owner received warrants to purchase up to 3,250,000 shares of common stock that are exercisable within 60 days of March 24, 2023. The address of the reporting person is 07 Calle Del Parque, 7th Floor, San Juan, Puerto Rico, 00912-3242.
(12)	Based on the Schedule 13G/A Amendment 1 filed with the Securities and Exchange Commission on February 8, 2023, reporting indirect ownership of 2,767,852 shares of Rekor Systems, Inc. common stock, representing a beneficial ownership of 5.1%. The address of the reporting person is 200 West Street, New York, New York 10282.
(13)	Based on the Schedule 13G filed with the Securities and Exchange Commission on May 9, 2022, reporting indirect ownership of 2,236,436 shares of Rekor Systems, Inc. common stock, representing a beneficial ownership of 5.0%. The address of the reporting person is 55 East 52nd Street New York, NY 10055.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Governance Committee has responsibility for reviewing and, if appropriate, for approving any related party transactions that would be required to be disclosed pursuant to applicable SEC rules.

Described below are any transactions since January 1, 2021 through December 31, 2022 and any currently proposed or subsequent transactions to which the Company was a party in which:

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

2022 Promissory Notes

On December 20, 2022, the Company entered into a Promissory Note Agreement (the “2022 Notes”) with (i) Robert A. Berman, the Company’s Chief Executive Officer and Executive Chairman, and (ii) Arctis Global Master Fund Limited (“Arctis”), an affiliate of Arctis Global, LLC, a 10.3% holder of Common Stock of the Company based on its Schedule 13G filed with the Securities and Exchange Commission on May 20, 2022 (the “2022 Lenders”), pursuant to which the 2022 Lenders loaned $1,000,000 to the Company. The Company has determined that it has a material relationship with the 2022 Lenders.

The 2022 Notes have a maturity date of March 20, 2023, at which time all remaining outstanding principal and accrued but unpaid interest will be due, however, the aggregate unpaid principal amount under 2022 Notes shall be exchangeable for an equal principal amount of secured notes to be issued by the 2022 Lenders pursuant to that certain term sheet dated December 20, 2022 (the “Secured Notes Transaction”) together with any accrued and unpaid interest on this 2022 Notes, in which case the 2022 Notes shall be cancelled with no further force and effect as of the effective date of the Secured Notes Transaction. The 2022 Notes bear an interest rate of 12% per annum.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by Marcum LLP ("Marcum") and Friedman LLP ("Friedman"), prior to the acquisition of certain assets of Friedman by Marcum effective September 1, 2022, for the years ended December 31, 2022 and 2021 were:

	Year ended December 31,
	2022	2021
	(Dollars in thousands)
Audit fees	$295	$289
Total	$295	$289

The Company was notified that certain assets of Friedman, the Company’s independent registered public accounting firm, were acquired by Marcum effective September 1, 2022. On September 13, 2022, the Audit Committee of the Board approved the dismissal of Friedman and the engagement of Marcum to serve as the independent registered public accounting firm of the Company. As of September 1, 2022, the services previously provided by Friedman are provided by Marcum. Approximately $219,000 of the total fees for audit services during the year ended December 31, 2022 were for services provided by Marcum.

The Audit Committee reviews and pre-approves both audit and all permissible non-audit services provided by our independent registered public accounting firm.

The Audit Committee has considered whether the provision of services, other than services rendered in connection with the audit of our annual financial statements, is compatible with maintaining Marcum’s independence.

Audit Fees for 2022 and 2021 include fees associated with the audits of the annual financial statements and the quarterly reviews of the unaudited interim financial statements included in the Company’s Annual and Quarterly Reports on Form 10-K and 10-Q, respectively.

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	FilingDate	Filed/ FurnishedHerewith

2.1	Second Amended and Restated Agreement and Plan of Merger dated July 12, 2017, by and among Novume Solutions, Inc., KeyStone Solutions, Inc., Brekford Traffic Safety, Inc., KeyStone Merger Sub, LLC, and Brekford Merger Sub, Inc.	S-4/A	333-216014	2.1	7/13/17
3.1	Amended and Restated Certificate of Incorporation of Novume Solutions, Inc. as filed with the Secretary of State of Delaware on August 21, 2017	8-K	333-216014	3.1	8/25/17
3.2	Certificate of Amendment to Certificate of Incorporation of Novume Solutions, Inc. as filed with the Secretary of State of Delaware on April 30, 2019	8-K	001-38338	3.1	4/30/19

3.3	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Rekor Systems, Inc., dated March 18, 2020	8-K	001-38338	3.1	3/18/20
3.5	Amended and Restated Bylaws of Rekor Systems, Inc.	8-K	001-38338	3.2	12/15/21
4.1	Form of Common Stock Purchase Warrant issued by Novume Solutions, Inc. on January 25, 2017	S-4/A	333-216014	4.3	6/9/17
4.2	Form of Common Stock Purchase Warrant issued by Novume Solutions, Inc. on January 25, 2017	S-4/A	333-216014	4.4	6/9/17
4.3	Unsecured Subordinated Promissory Note issued to Harry Rhulen by Novume Solutions, Inc. on September 29, 2017	8-K	000-55833	10.2	10/3/17
4.4	Unsecured Subordinated Promissory Note issued to Suzanne Loughlin by Novume Solutions, Inc. on September 29, 2017	8-K	000-55833	10.3	10/3/17
4.5	Unsecured Subordinated Promissory Note issued to James Satterfield by Novume Solutions, Inc. on September 29, 2017	8-K	000-55833	10.4	10/3/17
4.6	Unsecured Subordinated Promissory Note issued to Lancer Financial Group, Inc. by Novume Solutions, Inc. on September 29, 2017	8-K	000-55833	10.5	10/3/17
4.7	Form of Warrant (January 2023)	8-K	001-38338	4.1	1/23/23
4.8	Form of Senior Secured Note (January 2023)	8-K	001-38338	4.2	1/23/23
4.9	Form of Pre-Funded Common Stock Purchase Warrant (March 2023)	8-K	001-38338	4.1	3/27/23
4.10	Form of Common Stock Purchase Warrant (March 2023)	8-K	001-38338	4.2	3/27/23
4.11	Form of Placement Agent Common Stock Purchase Warrant (March 2023)	8-K	000-38338	4.3	3/27/23
10.1#	2017 Equity Award Plan of Novume Solutions, Inc. (as amended and restated as of September 14, 2021)	10-K	001-38338	10.1	3/31/22
10.2	Assignment and Assumption Agreement, dated as of October 1, 2017, by and between KeyStone Solutions LLC and Novume Solutions, Inc.	8-K	000-55833	10.1	10/3/17
10.3#	Form of Rekor Systems, Inc. Incentive Stock Option Award Agreement	10-K	001-38338	10.18	4/11/19
10.4#	Form of Rekor Systems, Inc. Non-Qualified Stock Option Award Agreement	10-K	001-38338	10.19	4/11/19
10.5#	Employment Agreement with Eyal Hen effective May 15, 2019	8-K	001-38338	10.1	5/21/19

10.6#	Employment Agreement with Robert Berman effective May 15, 2019	8-K	001-38338	10.2	5/21/19
10.7#	Employment Agreement with David Desharnais dated as of December 10, 2021	8-K	001-38338	10.1	1/3/22
10.8	Form of Rekor Systems, Inc. Restricted Stock Unit Agreement	10-K	001-38338	10.8	3/31/22
10.9	First Amendment to Note Purchase Agreement, dated March 26, 2020, by and among the Company, the Purchasers from time to time party thereto and the Agent.	8-K	001-38338	10.1	3/26/20
10.10	Limited Waiver, dated as of March 26, 2020, by and among the Company and the undersigned Purchasers.	8-K	001-38338	10.2	3/26/20
10.11	Share Purchase Agreement, dated August 6, 2021, by and among Rekor Systems Inc., Waycare Technologies Ltd., the sellers named therein, and Shareholder Representative Services LLC, solely in its capacity as representative of the sellers.	8-K	001-38338	10.1	8/9/21
10.12	Securities Purchase Agreement, dated as of January 18, 2023, by and among the Company and the investors party thereto	8-K	001-38338	10.1	1/23/23
10.13	Form of Securities Purchase Agreement (March 2023)	8-K	001-38338	10.1	3/27/23
21.1	Subsidiaries of Rekor Systems, Inc.					*
23.1	Consent of Marcum LLP., Independent Registered Public Accounting Firm					*
23.2	Consent of Friedman LLP., Independent Registered Public Accounting Firm					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rekor Systems, Inc.

/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	Chief Executive Officer Principal Executive Officer
Date:	March 29, 2023

/s/ Eyal Hen
Name:	Eyal Hen
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 29, 2023

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Berman Robert A. Berman	Chief Executive Officer (Principal Executive Officer), Chairman of the Board and Director	March 29, 2023

/s/ Eyal Hen Eyal Hen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2023

/s/ Richard Nathan Dr. Richard Nathan	Director	March 29, 2023

/s/ Glenn Goord Glenn Goord	Director	March 29, 2023

/s/ Paul de Bary Paul de Bary	Director	March 29, 2023

/s/ David Hanlon David Hanlon	Director	March 29, 2023

/s/ Steven D. Croxton Steven D. Croxton	Director	March 29, 2023