Form 10-Q
period 2023-03-31
Rekor Systems, Inc.
filed 2023-05-15
CIK 1697851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, the Registrant had 61,807,685 shares of common stock, $0.0001 par value per share outstanding.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties, including particularly statements regarding our future results of operations and financial position, business strategy, prospective products and services, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products and services. These statements involve uncertainties, such as known and unknown risks, and are dependent on other important factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance or achievements we express or imply. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2022 entitled “Risk Factors” and elsewhere in this Quarterly Report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestiture, merger, acquisition, or other business combination that had not been completed as of the date of this filing. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. We undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$12,066	$1,924
Restricted cash and cash equivalents	378	254
Accounts receivable, net	4,298	3,238
Inventory	2,016	1,986
Note receivable, current portion	340	340
Other current assets, net	1,653	1,202
Current assets of discontinued operations	579	331
Total current assets	21,330	9,275
Long-term assets
Property and equipment, net	16,007	16,733
Right-of-use lease assets, net	9,509	9,662
Goodwill	20,593	20,593
Intangible assets, net	20,258	21,299
Note receivable, long-term	737	822
SAFE investment	2,005	2,005
Deposits	3,329	3,451
Total long-term assets	72,438	74,565
Total assets	$93,768	$83,840
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$6,158	$5,963
Notes payable, current portion	-	1,000
Related party notes	-	1,000
Loan payable, current portion	97	106
Lease liability, short-term	1,074	1,069
Contract liabilities, short-term	4,246	3,044
Other current liabilities	2,202	2,772
Current liabilities of discontinued operations	579	490
Total current liabilities	14,356	15,444
Long-term Liabilities
Notes payable, long-term	2,000	2,000
2023 Promissory Notes, net of debt discount of $1,507	2,493	-
2023 Promissory Notes - related party, net of debt discount of $3,201	5,299	-
Loan payable, long-term	331	349
Lease liability, long-term	13,867	14,237
Contract liabilities, long-term	1,345	1,005
Deferred tax liability	52	52
Other non-current liabilities	2,048	1,416
Total long-term liabilities	27,435	19,059
Total liabilities	41,791	34,503
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.0001 par value; authorized; 100,000,000 shares; issued: 61,122,128, shares as of March 31, 2023 and 54,446,602 as of December 31, 2022; outstanding: 61,030,637 shares as of March 31, 2023 and 54,405,080 as of December 31, 2022.	6	5

Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of March 31, 2023 and December 31, 2022, respectively. No preferred stock was issued or outstanding as of March 31, 2023 or December 31, 2022, respectively.

Treasury stock, 91,491 and 41,522 shares as of March 31, 2023 and December 31, 2022, respectively.	(506)	(417)
Additional paid-in capital	218,157	202,747
Accumulated deficit	(165,680)	(152,998)
Total stockholders’ equity	51,977	49,337
Total liabilities and stockholders’ equity	$93,768	$83,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$6,185	$2,975
Cost of revenue, excluding depreciation and amortization	2,868	1,537

Operating expenses:
General and administrative expenses	7,201	7,308
Selling and marketing expenses	1,890	1,352
Research and development expenses	4,958	4,092
Depreciation and amortization	1,955	1,364
Total operating expenses	16,004	14,116

Loss from operations	(12,687)	(12,678)
Other income (expense):
Gain on extinguishment of debt	527	-
Interest expense, net	(761)	(9)
Other income	239	14
Total other income (expense)	5	5
Loss before income taxes	(12,682)	(12,673)
Income tax benefit (provision)	-	-
Net loss from continuing operations	(12,682)	(12,673)
Net income from discontinued operations	-	72
Net loss	$(12,682)	$(12,601)
Loss per common share from continuing operations - basic and diluted	(0.23)	(0.29)
Earning per common share discontinued operations - basic and diluted	-	0.00
Loss per common share - basic and diluted	$(0.23)	$(0.29)

Weighted average shares outstanding
Basic and diluted	54,680,048	44,087,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share amounts)

(Unaudited)

	Shares of Common Stock	Common Stock	Shares of Treasury Stock	Treasury Stock at Cost	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance as of January 1, 2023	54,405,080	$5	41,522	$(417)	$202,747	$(152,998)	$49,337
Stock-based compensation	-	-	-	-	1,112	-	1,112
Issuance upon exercise of stock options	18,333	-	-	-	15	-	15
Issuance upon vesting of restricted stock units	557,193	-	-	-	-	-	-
Fair value allocated to warrants with 2023 Promissory Notes	-	-	-	-	5,125	-	5,125
Shares withheld upon vesting of restricted stock units	(49,969)	-	49,969	(89)	-	-	(89)
Issuance of common stock and warrants	6,100,000	1	-	-	9,158	-	9,159
Net loss	-	-	-	-	-	(12,682)	(12,682)
Balance as of March 31, 2023	61,030,637	$6	91,491	$(506)	$218,157	$(165,680)	$51,977

Balance as of January 1, 2022	43,968,535	$4	19,361	$(319)	$171,285	$(69,883)	$101,087
Stock-based compensation	-	-	-	-	1,900	-	1,900
Issuance of common stock pursuant to at the market offering, net	728,452	-	-	-	3,134	-	3,134
Issuance upon exercise of stock options	12,971	-	-	-	29	-	29
Issuance upon vesting of restricted stock units	179,098	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(22,161)	-	22,161	(98)	-	-	(98)
Net loss	-	-	-	-	-	(12,601)	(12,601)
Balance as of March 31, 2022	44,866,895	$4	41,522	$(417)	$176,348	$(82,484)	$93,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss from continuing operations	$(12,682)	$(12,673)
Net income from discontinued operations	-	72
Net loss	(12,682)	(12,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	18	-
Depreciation	914	282
Amortization of right-of-use lease asset	153	97
Share-based compensation	1,112	1,900
Amortization of debt discount	444	2
Amortization of intangible assets	1,041	983
Loss due to the remeasurement of the STS Contingent Consideration	45	-
Gain on extinguishment of debt	(527)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,078)	628
Inventory	(728)	(22)
Other current assets	(451)	(592)
Deposits	6	(323)
Accounts payable, accrued expenses and other current liabilities	1,066	(2,581)
Contract liabilities	1,542	(205)
Lease liability	(365)	244
Net cash used in operating activities - continuing operations	(9,490)	(12,260)
Net cash provided by operating activities - discontinued operations	130	104
Net cash used in operating activities	(9,360)	(12,156)
Cash Flows from Investing Activities:
SAFE Investment	-	(150)
Capital expenditures	(728)	(1,760)
Net cash used in investing activities - continuing operations	(728)	(1,910)
Net cash used in investing activities - discontinued operations	-	(54)
Net cash used in investing activities	(728)	(1,964)
Cash Flows from Financing Activities:
Net proceeds 2022 Promissory Notes - related party, exchanged for 2023 Promissory Notes - related party	400	-
Net proceeds 2023 Promissory Notes	4,000	-
Net proceeds 2023 Promissory Notes - related party	7,100	-
Net proceeds 2023 Registered Direct Offering	9,159	-
Proceeds from notes receivable	85	57
Net proceeds from exercise of options	15	29
Repayments of loans payable	(27)	(9)
Net proceeds from at-the-market agreement	-	3,134
Repurchases of common stock	(89)	(98)
Net cash provided by financing activities	20,643	3,113
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	10,425	(11,057)
Net increase in cash, cash equivalents and restricted cash and cash equivalents - discontinued operations	130	50
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	10,555	(11,007)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	2,468	26,601
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$13,023	$15,594

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of period - continuing operations	$12,066	$14,606
Restricted cash and cash equivalents at end of period - continuing operations	378	616
Cash and cash equivalents at end of period - discontinued operations	579	372
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$13,023	$15,594

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed consolidated interim financial statements of Rekor Systems, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial position as of March 31, 2023, the unaudited condensed consolidated results of operations, unaudited condensed consolidated statements of shareholders’ equity and unaudited condensed consolidated statements of cash flows for the three month periods ended March 31, 2023 and 2022.

The financial data and other information disclosed in these notes are unaudited. The results for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

Dollar amounts, except per share data, in the notes to these unaudited condensed consolidated financial statements are rounded to the closest $1,000.

The Company provides products and services for the collection, distribution and analysis of transportation data and is a global leader in the development and implementation of advanced roadway intelligence infrastructure focused on addressing the world’s most critical challenges across transportation management, public safety, and key commercial markets. With a real-time intelligence platform driven by deep access to data, AI-powered software, and smart optical devices at-the-edge, the Company combines its industry expertise and advanced proprietary technologies to deliver insights that increase roadway safety, efficiency, and sustainability while enabling safer, smarter, and more connected cities and communities.

On December 6, 2022, the Company divested its Automated Traffic Safety and Enforcement ("ATSE") business, a non-core business unit. As of December 31, 2022, the Company determined that the ATSE business unit met the criteria to be presented as discontinued operations. Amounts for the three months ended March 31, 2022, have been reclassified to conform to the current year’s presentation.

On  June 17, 2022, the Company completed the acquisition of STS by acquiring 100% of the issued and outstanding capital stock of STS, which is now a wholly-owned subsidiary of the Company. Since the acquisition of STS occurred on June 17, 2022, the results of operations for STS from the date of acquisition have been included in the Company’s unaudited condensed consolidated statement of operations for thethree months ended March 31, 2023.

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

Reclassifications

Certain amounts in the prior year's unaudited condensed consolidated financial statements have been reclassified to conform to the current year's presentation. Amortization related to the Company's right-of-use assets is presented as part of general and administrative expenses on the unaudited condensed consolidated statements of operations, whereas in prior periods these amounts were presented as part of depreciation and amortization on the unaudited condensed consolidated statements of operations. Additionally, as of December 31, 2022, the Company began to present interest income and interest expense as a net amount on the unaudited condensed consolidated statements of operations, whereas in prior periods, interest income was presented as part of other expense, net on the unaudited condensed consolidated statements of operations. Amounts for the three months ended March 31, 2022, have been reclassified to conform to the current year’s presentation.

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

The Company has generated losses since its inception and has relied on cash on hand, external sources of financing to support cash flow from operations. The Company attributes losses to non-capital expenditures related to the scaling of existing products, development of new products and service offerings and marketing efforts associated with these products and services. As of and for the three months ended March 31, 2023, the Company had working capital from continuing operations of $6,974,000 and a loss from continuing operations of $12,682,000.

The Company’s cash increased by $10,555,000 during the three months ended March 31, 2023, primarily due external financing related to the 2023 Promissory Notes and the 2023 Registered Direct Offering. These cash inflows were partially offset by the loss from continuing operations of $12,682,000. (see NOTE 7 - DEBT and NOTE 10 - STOCKHOLDERS’ EQUITY for details on the 2023 Promissory Notes and 2023 Registered Direct Offering, respectively).

Based on the Company's current business plan assumptions and the expected cash burn rate, the Company believes that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these unaudited condensed financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company is actively monitoring its operations, the cash on hand and working capital. The Company is currently in the process of reviewing external financing options in order to sustain its operations. If additional financing is not available, the Company also has contingency plans to continue to reduce or defer expenses and cash outlays should operations weaken in the look-forward period.

Goodwill

The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. The Company will assess goodwill for impairment annually, or more often if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. The Company performs its annual impairment assessment on October 1, or more frequently, when events or circumstances indicate impairment may have occurred. As of March 31, 2023, the Company did not identify any events that would cause it to assess goodwill for impairment.

Fair Value of Financial Instruments

The carrying amounts reported in the unaudited condensed consolidated balance sheets for cash and cash equivalents, restricted cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value as of March 31, 2023 and December 31, 2022, because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt, contingent consideration and long-term receivables approximates fair value as of March 31, 2023 and December 31, 2022, given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

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

There were no changes in levels during the three months ended March 31, 2023.

Revenue Recognition

The Company derives its revenues primarily from the licensing and sale of its roadway data and traffic management product and service offerings. These offerings include a mixture of data collection, implementation, engineering, customer support and maintenance services, as well as software and hardware. Revenue is recognized upon transfer of control of promised products and services to the Company’s customers, in an amount that reflects the consideration the Company expects to receive in exchange for those products and services.

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, performance obligations are satisfied

The following table presents a summary of revenue (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Recurring revenue	$4,204	$1,695
Product and service revenue	1,981	1,280
Total revenue	$6,185	$2,975

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

Implementation revenue is recognized when the Company provides implementation or construction services to its customers. These services, involve a fee for the implementation services and are typically associated with the sale of the Company’s data collection services, software and hardware. The Company’s implementation revenue is recognized over time as the implementation is completed.

In addition to the recurring software sales, the Company will recognize revenue related to the sale of perpetual software licenses. The Company sells perpetual licenses that provide customers the right to use software for an indefinite period in exchange for a one-time license fee, which is generally paid at contract inception. The Company’s perpetual licenses provide a right to use intellectual property (“IP”) that is functional in nature and has significant stand-alone functionality. Accordingly, for perpetual licenses of functional IP, revenue is recognized at the point-in-time when the customer has access to the software, which normally occurs once software activation keys have been made available to the customer.

The Company also generates revenue through the sale of hardware through its partner program and internal sales force distribution channels. The Company satisfies its performance obligation upon the transfer of control of hardware to its customers. The Company invoices end-user customers upon transfer of control of the hardware to its customers. The Company provides hardware installation services to customers which range from one to six months. The revenue related to the installation component is recognized over time as the implementation is completed.

Contactless compliance revenues reflect arrangements to provide hardware systems and services that identify uninsured motor vehicles, notify owners of non-compliance through a diversion citation, and assist them in obtaining the required insurance as an alternative to traditional enforcement methods. Revenue is recognized monthly based on the number of diversion citations collected by the relevant jurisdiction.

The Company also generates revenue through its engineering services. These services are provided at the request of its customers and the revenue related to these services is recognized over time as the service is completed.

Revenue by Customer Type

The following table presents a summary of revenue by customer type (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Urban mobility	$2,754	$-
Traffic management	719	708
Licensing and other revenue	2,712	2,267
Total revenue	$6,185	$2,975

Urban mobility

Urban mobility revenue consists of revenue derived from the Company's roadway data aggregation activities. These activities include the use of software applications that are part of the Rekor Discover™ platform, the primary application being Rekor’s count, class & speed application. The application fully automates the aggregation of Federal Highway Administration (“FHWA”) 13-bin vehicle classification, speed, and volume data. Revenues associated with the deployment of other traffic sensors, traffic studies, or construction associated with traffic data collection are also part of data aggregation revenue, which is generated through both recurring pay-for-data contracts and hardware sales with a recurring software maintenance component. The Company initiated these traffic data collection activities in June of 2022.

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

Performance obligations

The Company contracts with customers in a variety of ways, including contracts that obligate the Company to provide services over time. Some contracts include performance obligations for several distinct services. For contracts that have multiple distinct performance obligations, the Company allocates the total transaction price to each performance obligation based on its relative standalone selling price, which is determined based on the Company’s overall pricing objectives, taking into consideration market conditions and other factors. This may result in a deferral or acceleration of revenue recognized relative to cash received for each distinct performance obligation. When the Company recognizes revenue due to the sale of hardware or perpetual software licenses, the impact on the overall unsatisfied performance obligations is relatively small as the Company satisfies most of its performance obligations at the point in time that the control of the hardware or software has transferred to the customer.

Where performance obligations for a contract with a customer are not yet satisfied or have only been partially satisfied as of a particular date, the unsatisfied portion is to be recognized as revenue in the future. As of March 31, 2023, the Company had approximately $24,330,000 of remaining performance obligations not yet satisfied or partially satisfied. The Company expects to recognize approximately 67% of this amount as revenue over the succeeding twelve months, and the remainder is expected to be recognized over the next two to four years thereafter.

Unbilled accounts receivable

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, unbilled accounts receivables, and contract liabilities on the unaudited condensed consolidated balance sheets. Billed and unbilled accounts receivable are presented as part of accounts receivable, net, on the unaudited condensed consolidated balance sheets. When billing occurs after services have been provided, such unbilled amounts will generally be billed and collected within 60 to 120 days, but typically no longer than over the next twelve months. Unbilled accounts receivables of $1,149,000 and $935,000 were included in accounts receivable, net, in the unaudited condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.

Contract liabilities

When the Company advance bills clients prior to providing services, generally such amounts will be earned and recognized in revenue within the next six months to five years, depending on the subscription or licensing period. These assets and liabilities are reported on the unaudited condensed consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the three months ended March 31, 2023 were not materially impacted by any other factors. Contract liabilities as of March 31, 2023 and December 31, 2022 were $5,591,000 and $4,049,000, respectively. During the three months ended March 31, 2023, $1,134,000 of the contract liabilities balance as of December 31, 2022 was recognized as revenue.

The services due for contract liabilities described above are shown below as of March 31, 2023 (dollars in thousands):

2023, remaining	$3,802
2024	1,048
2025	480
2026	186
2027	70
Thereafter	5
Total	$5,591

Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents

The Company considers all highly liquid debt instruments to be cash equivalents.

Cash subject to contractual restrictions and not readily available for use is classified as restricted cash and cash equivalents. The Company’s restricted cash balances are primarily made up of cash collected on behalf of certain client jurisdictions. Restricted cash and cash equivalents for these client jurisdictions as of March 31, 2023 and December 31, 2022 were $378,000 and $254,000, respectively, and correspond to equal amounts of related accounts payable and are presented as part of accounts payable and accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

Concentrations of Credit Risk

The Company deposits its temporary cash investments with highly rated financial institutions that are located in the United States and Israel. The United States deposits are federally insured up to $250,000 per account. As of March 31, 2023 and December 31, 2022, the Company had deposits from continuing operations totaling $12,444,000 and $2,178,000, respectively, in multiple U.S. financial institutions and one Israeli financial institution.

The Company had a concentration of revenue and accounts receivable from continuing operations related to its customer base.

Customer A accounted for 13% and less than 10% of the Company’s unaudited condensed consolidated revenues for the three months ended March 31, 2023 and 2022, respectively.

No other single customer accounted for more than 10% of the Company’s unaudited condensed consolidated revenues for the three months ended March 31, 2023 and 2022.

As of March 31, 2023, Customer B accounted for more than 14% of the unaudited condensed consolidated accounts receivable balance. As of December 31, 2022, no single customer accounted for more than 10% of the Company's unaudited condensed consolidated accounts receivable balance.

No other single customer accounted for more than 10% of the Company’s unaudited condensed consolidated accounts receivable balance as of March 31, 2023 and  December 31, 2022.

Accounts Payable, Accrued and Other Current Liabilities

As of March 31, 2023 and December 31, 2022, amounts owed to related parties of $280,000 and $253,000 were presented as part of accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets.

A summary of other current liabilities is as follows (in thousands):

	March 31, 2023	December 31, 2022
Payroll and payroll related	$1,828	$2,483
Right of offset to restricted cash	373	243
Other	1	46
Total	$2,202	$2,772

Significant Accounting Policies

New Accounting Pronouncements Effective in the Current Period

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2022. Upon adoption of the new standard, the Company began recognizing an allowance for credit losses based on the estimated lifetime expected credit loss related to the Company’s financial assets. Due to the nature and extent of the Company’s financial instruments (primarily accounts receivable and a note receivable) currently within the scope of ASU 2016-13 and based on the Company’s analysis of ASU 2016-13 and the historical, current and expected credit quality of the Company’s customers, ASU 2016-13 did not have a material impact on its unaudited condensed consolidated statements of operations and balance sheets.

The Company does not believe that any recently issued, but not yet effective, accounting standards, other than the standards discussed above, could have a material effect on the accompanying unaudited condensed consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

Additional significant accounting policies of the Company are also described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The purchase price has been allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date. Since the acquisition of STS occurred on June 17, 2022, the results of operations for STS from the date of acquisition have been included in the Company’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2023. As part of the Company's purchase price allocation for the acquisition, the Company recognized $1,977,000 in goodwill, $3,400,000 in customer relationships and $700,000 of marketing related intangible assets related to the STS tradename.

The STS Contingent Consideration in the amount of $2,000,000 will be paid in cash if on or prior to  October 30, 2024, the Company enters into a multi-year extension of the Georgia Department of Transportation Contract on substantially similar terms and conditions as the contract being extended. The STS Contingent Consideration shall be payable within 30 days of the effectiveness of the extension of the Georgia Department of Transportation Contract. STS Contingent Consideration is presented as part of other non-current liabilities on the unaudited condensed consolidated balance sheets and remeasured on a quarterly basis. In connection with the Company's purchase price accounting, it evaluated the fair value of the STS Contingent Consideration at the time of acquisition and determined the fair value to be $1,298,000. For the three months ended March 31, 2023, the Company recognized $45,000 in expense related to the remeasurement of the STS Contingent Consideration which is presented with general and administrative expenses on the unaudited condensed consolidated statement of operations.

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

Operations of Combined Entities

The following unaudited pro forma combined financial information gives effect to the acquisition of STS as if it was consummated as of January 1, 2022. This unaudited pro forma financial information is presented for information purposes only and is not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2022 (the beginning of the earliest period presented) or to project potential operating results as of any future date or for any future periods.

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands, except per share data)
Total revenue from continuing operations	$6,185	$5,581
Net loss from continuing operations	$(12,682)	$(13,159)
Basic and diluted loss per share from continuing operations	$(0.23)	$(0.29)
Basic and diluted number of shares	54,680,048	44,886,577

NOTE 3 – INVESTMENTS

Investments in Unconsolidated Companies

In February 2017, the Company contributed substantially all the assets and certain liabilities related to its vehicle services business to Global Public Safety (the “GPS Closing”). After the GPS Closing, the Company continues to own 19.9% of the units of Global Public Safety. This equity investment does not have a readily determinable fair value and the Company reports this investment at cost, less impairment. As of March 31, 2023 and December 31, 2022 the investment in Global Public Safety had a value of $0.

In June 2020, the Company announced a joint venture in which the Company would have a 50% equity interest in Roker Inc. (“Roker”). In the third quarter of 2020 and the first quarter of 2021, the Company contributed $75,000 for its 50% equity interest for a total investment of $150,000. This investment is accounted for under the equity method. As of March 31, 2023 and December 31, 2022 the investment in Roker had a value of $0.

There have been no distributions or earnings received from either investment.

Roker SAFE

In April 2021, the Company entered into a SAFE with Roker (the “Roker SAFE”). From 2021 through 2022 the Company made multiple investments totaling $2,005,000 in the Roker SAFE. The Roker SAFE allows the Company to participate in future equity financing of Roker, through a share-settled redemption of the amount invested (such notional being the “invested amount”). Alternatively, upon the occurrence of a change of control or an initial public offering (other than a qualified financing), the Company has the option to receive either (i) cash payment equal to the invested amount under the SAFE, or (ii) a number of shares of common stock equal to the invested amount divided by the liquidity price set forth in the Roker SAFE. The Company’s investment in the Roker SAFE is recorded on the cost method of accounting and included under SAFE investment on the unaudited condensed consolidated balance sheets and is shown as long-term, as it is not readily convertible into cash. If the Company identifies factors that may be indicative of impairment, the Company will review the investment for impairment. No factors indicative of impairment were identified during the three months ended March 31, 2023.

NOTE 4 – SUPPLEMENTAL NON CASH DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended March 31, 2023 and 2022 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for interest	$129	$-
Cash paid for taxes	4	5
Decrease in accounts payable and accrued expenses related to purchases of property and equipment	(656)	-
Decrease in accounts payable and accrued expenses related to purchases of inventory	(698)	-
Decease in deposits related to property and equipment received	116	-
Financing activities:
2022 Promissory Notes exchanged for 2023 Promissory Notes - related party	1,000	-
Warrants issued in connection with the 2023 Promissory Notes	1,640	-
Warrants issued in connection with the 2023 Promissory Notes - related party	3,485	-
New Leases under ASC-842:
Recognition of operating lease - right-of-use lease asset	-	3,485
Lease incentive recognized in current assets	-	919
Recognition of operating lease - lease liability	$-	$(4,404)

NOTE 5 – OPERATING LEASES

The Company has operating leases for office facilities in various locations throughout the United States and Israel. The Company’s leases have remaining terms of one to nine years. Certain of the Company’s leases include options to extend the term of the lease or to terminate the lease prior to the end of the initial term. When it is reasonably certain that the Company will exercise the option, the Company will include the impact of the option in the lease term for purposes of determining total future lease payments.

Operating lease expense from continuing operations for the three months ended March 31, 2023 and 2022 was $524,000 and $408,000, respectively, and is presented as part of general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

Cash paid for amounts included in the measurement of operating lease liabilities from continuing operations was $594,000 and $22,000 for the three months ended March 31, 2023 and 2022, respectively.

In the first quarter of 2022, the Company entered into a lease agreement for its Israeli operations. As part of the lease agreement, there were $919,000 in lease incentives provided to the Company which were used to update the structure of the leased space and furnish the leased space.

Supplemental balance sheet information related to leases as of  March 31, 2023 was as follows (dollars in thousands):

Operating lease right-of-use lease assets	$9,509

Current portion of lease liability	$1,074
Long-term portion of lease liability	13,867
Total lease liability	$14,941

Weighted average remaining lease term - operating leases (years)	9.22

Weighted average discount rate - operating leases	9.0%

2023, remaining	$1,776
2024	2,320
2025	2,295
2026	2,258
2027	2,302
Thereafter	11,159
Total lease payments	$22,110
Less imputed interest	7,169
Maturities of lease liabilities	$14,941

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

The following summarizes the change in intangible assets, net from December 31, 2022 to March 31, 2023 (dollars in thousands):

	Useful Life (in Years)	December 31, 2022	Amortization	March 31, 2023
Intangible assets subject to amortization
Customer relationships	10 - 15	$3,581	$(65)	$3,516
Marketing related	5	684	(43)	641
Technology based	3 - 10	16,849	(863)	15,986
Internally capitalized software	3	185	(70)	115
Intangible assets subject to amortization		$21,299	$(1,041)	$20,258

The following provides a breakdown of identifiable intangible assets (dollars in thousands):

	March 31, 2023	December 31, 2022
Customer relationships	$3,861	$3,861
Marketing related	1,027	1,027
Technology based	24,107	24,107
Internally capitalized software	1,236	1,236
Total	30,231	30,231
Less: accumulated amortization	(9,973)	(8,932)
Identifiable intangible assets from continuing operations, net	$20,258	$21,299

These intangible assets are amortized on a straight-line basis over their estimated useful life. Amortization expense for the three months ended March 31, 2023 and 2022 was $1,041,000 and $983,000, respectively and is presented as part of depreciation and amortization in the unaudited condensed consolidated statements of operations.

As of March 31, 2023, the estimated impact from annual amortization from intangible assets for each of the next five fiscal years and thereafter is as follows (dollars in thousands):

2023, remaining	$3,024
2024	3,841
2025	3,832
2026	3,019
2027	2,744
Thereafter	3,798
Total	$20,258

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

2022 Promissory Notes

On December 20, 2022, the Company entered into a Promissory Note Agreement (the “2022 Promissory Notes”) with (i) Robert A. Berman, the Company’s Chief Executive Officer and Executive Chairman, and (ii) Arctis Global Master Fund Limited (“Arctis”), an affiliate of Arctis Global, LLC, a 10.3% holder of Common Stock of the Company based on its Schedule 13G filed with the Securities and Exchange Commission on May 20, 2022, pursuant to which the lenders loaned $1,000,000 to the Company. During the first quarter of 2023, Robert A. Berman invested an additional $400,000 under the same terms as the 2022 Promissory Notes. The lenders were determined to be related parties. No 2022 Promissory Notes remain outstanding, as all 2022 Promissory Notes were cancelled in connection with the private placement of 2023 Promissory Notes described below.

2023 Promissory Notes

On January 18, 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company agreed to issue and sell to the investors in a private placement transaction (i) up to $15,000,000 in aggregate principal amount of senior secured promissory notes (the “2023 Promissory Notes”), and (ii) warrants to purchase, for an exercise price of $2.00 per share, up to an aggregate of 7,500,000 shares of common stock of the Company, par value $0.0001 per share.  In connection with the initial closing on January 18, 2023, the Company issued $12,500,000 in aggregate principal amount of 2023 Promissory Notes and warrants to purchase 6,250,000 shares of Common Stock, resulting in proceeds to the Company of $12,500,000 before reimbursement of expenses. Pursuant to the terms of the Securities Purchase Agreement, the 2022 Promissory Notes were exchanged for equal principal amounts of the 2023 Promissory Notes which are included in the proceeds of $12,500,000.

As a result of the Securities Purchase Agreement, the 2022 Promissory Notes were exchanged for equal principal amounts of 2023 Promissory Notes. As a result, the 2022 Promissory Notes were cancelled with no further force and effect as of the effective date of the Securities Purchase Agreement.

The 2023 Promissory Notes are a senior secured obligation of the Company and rank senior to all indebtedness of the Company, subject to certain exceptions. The 2023 Promissory Notes have a maturity date of July 18, 2025 (the “Maturity Date”), at which time all remaining outstanding principal and accrued but unpaid interest will be due. The 2023 Promissory Notes bear an interest rate of 12% per annum, and the Company will be required to pay interest quarterly during each calendar year through and including the Maturity Date.

At any time, the Company may prepay all, or any portion of, the 2023 Promissory Notes by redemption at a price equal to (i) 120% of the then-outstanding principal amount under the 2023 Promissory Notes plus any accrued interest thereon, if redeemed on or prior to the first anniversary of issuance, (ii) 115% of the then-outstanding principal amount under the 2023 Promissory Notes plus any accrued interest thereon, if redeemed after the first anniversary of issuance and on or prior to the second anniversary of issuance, or (iii) 110% of the then-outstanding principal amount under the 2023 Promissory Notes plus any accrued interest thereon, if redeemed after the second anniversary of issuance and prior to the Maturity Date (the “Early Redemption Schedule”). The Investors will also have the option of requiring the Company to redeem the 2023 Promissory Notes in accordance with the Early Redemption Schedule if the Company undergoes a fundamental change.

The Company determined that the holder redemption and mandatory redemption options would qualify as derivatives and be subject to accounting under ASC Topic 815, Derivatives and Hedging. The Company believes that the fair value associated with the embedded derivatives related to the holder and mandatory redemption rights are inconsequential.

The Securities Purchase Agreement contains customary representations and warranties of the Company and the investors. The Company has a material relationship with two of the investors, (i) Robert A. Berman, the Company’s Chief Executive Officer and Executive Chairman, and (ii) Arctis Global Master Fund Limited (“Arctis”), an affiliate of Arctis Global, LLC, a 10.51% holder of Common Stock of the Company based on its Schedule 13G filed with the Securities and Exchange Commission on February 14, 2023.  Mr. Berman and Arctis invested $2,000,000 and $6,500,000, respectively, in connection with the $12,500,000 initial closing of the private placement. Mr. Berman has an option, upon request of the Company made within six months of the initial closing, to invest up to an additional $2,500,000 million in a subsequent closing, or series of closings, on the same terms. In aggregate, such subsequent closings may result in the issuance of senior secured notes in the original principal amount of up to $2,500,000 and warrants to purchase up to 1,250,000 shares of Common Stock. These lenders were determined to be related parties.

The Securities Purchase Agreement further provides Arctis with the right to designate a director to be seated on the Company’s board of directors (the “Board”) for a term expiring at the Company’s 2023 annual meeting of stockholders, at which meeting such director shall be nominated by the Board to stand for election by the Company’s stockholders to serve for a term to expire at the next annual meeting of the stockholders. Arctis has a right to a Board designee for so long as it holds the 2023 Promissory Notes, and such right may not be sold or transferred to any party not affiliated with Arctis. As of the filing date of this Quarterly Report on Form 10-Q, Arctis has not exercised its right to designate a director to the Board.

The 2023 Promissory Notes impose certain customary affirmative and negative covenants upon the Company, as well as covenants that restrict the Company and its subsidiaries from incurring any additional indebtedness or suffering any liens, subject to specified exceptions, and restrict the declaration of any dividends or other distributions, subject to specified exceptions. If an event of default under the 2023 Promissory Notes occurs, the investors can elect to redeem the 2023 Promissory Notes for cash in accordance with the Early Redemption Schedule, plus default interest, which accrues at a rate per annum equal to 14% from the date of an event of default.

The warrants issued in connection with the initial closing have an exercise price of $2.00 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, are immediately exercisable, have a term of five years from the date of issuance and are exercisable on a cash or cashless basis at the election of the holder.

Interest Expense

The following table presents the interest expense related to the contractual interest and the amortization of debt issuance costs for the Company’s debt arrangements (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Contractual interest expense (income), net	$317	$7
Amortization of debt discount	444	2
Total interest expense, net	$761	$9

Schedule of Principal Amounts Due of Debt

The principal amounts due for long-term notes payable are shown below as of March 31, 2023 (dollars in thousands):

2023, remaining	$80
2024	1,073
2025	13,578
2026	83
2027	86
Thereafter	28
Total	14,928
Less unamortized debt discount	(4,708)
Total notes payable	$10,220

NOTE 8 – INCOME TAXES

The Company maintains a full valuation allowance against its net deferred taxes, outside of the deferred tax liability related to the indefinite lived intangible, through  March 31, 2023.

The Company files income tax returns in Israel, the United States and in various states. No U.S. Federal, state or foreign income tax audits were in process as of March 31, 2023.

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

For the three and three months ended March 31, 2023 and 2022, the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2018 through 2021 tax years remain subject to examination by the Internal Revenue Service.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

There is no litigation pending against the Company at this time.

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

As a result of the settlement agreement, the Company recorded a reduction to notes payable, the related accrued interest and other assets and liabilities. The Company also cancelled warrants to purchase 631,254 shares of common stock, which were issued in connection with the acquisition of Firestorm.

NOTE 10 – STOCKHOLDERS’ EQUITY

2023 Registered Direct Offering

On March 23, 2023, the Company entered into a securities purchase agreement with a single institutional investor that provided for the sale and issuance by the Company in a registered direct offering of an aggregate of: (i) 6,100,000 shares of the Company’s common stock, (ii) pre-funded warrants exercisable for up to an aggregate of 772,853 shares of common stock, and (iii) warrants to purchase up to 6,872,853 shares of common stock. The offering price per share of common stock and associated warrant was $1.455 and the offering price per pre-funded warrant and associated warrant was $1.454. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.001 per share and will expire when exercised in full. The warrants to purchase common stock are exercisable immediately upon issuance, will expire five years following the issuance date and have an exercise price of $1.60 per share. The Company received gross proceeds from the 2023 Registered Direct Offering of approximately $10,000,000. The Offering closed on March 27, 2023.

The Company entered into an engagement letter with H.C. Wainwright & Co., LLC to serve as exclusive placement agent, on a reasonable best-efforts basis, in connection with the offering. The Company paid the placement agent an aggregate cash fee equal to 7.5% of the gross proceeds of the offering. The Company also paid the placement agent $75,000 for non-accountable expenses and $16,000 for clearing fees. Additionally, the Company issued designees of the placement agent, as compensation, warrants to purchase up to 481,100 shares of common stock, equal to 7.0% of the aggregate number of shares of common stock and pre-funded warrants placed in the offering. The warrants issued to the placement agent have a term of five years and an exercise price of $1.8188 per share of common stock.

2023 Warrants

In connection with the initial closing of the 2023 Promissory Notes on  January 18, 2023, the Company issued warrants to purchase 6,250,000 shares of common stock. The warrants issued in connection with the initial closing have an exercise price of $2.00 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, are immediately exercisable, have a term of five years from the date of issuance and are exercisable on a cash or cashless basis at the election of the holder. The 2023 Warrants were valued at $5,125,000, at the time of issuance.

The warrants issued with the 2023 Promissory Notes qualified for equity accounting as the warrants did not fall within the scope of ASC Topic 480, Distinguishing Liabilities from Equity.

The Company estimated the fair value of the warrants using the Black-Scholes pricing model. The use of the Black-Scholes pricing model requires the use of subjective assumptions, including the fair value and projected volatility of the underlying common stock and the expected term of the award. The fair value of each warrant granted has been estimated as of the date of the grant using the Black-Scholes pricing model with the following assumptions:

Risk-free interest rate	3.42%
Expected term (in years)	5
Volatility	113%
Dividend yield	0%
Estimated annual forfeiture rate at the time of grant	0%

The Company treats the warrants as a debt discount, recorded as a contra-liability against the debt, and amortizes the balance over the life of the underlying debt as interest expense, net in the unaudited condensed consolidated statements of operations.

At-the-Market Offering

On  February 24, 2022, the Company entered into an At-the-Market Issuance Sales Agreement (the “2022 Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”) to create an at the market equity program under which the Company from time to time  may offer and sell shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $50,000,000 (the “Shares”) through or to the Agent. The Agent was entitled to a commission equal to 3.0% of the gross proceeds from each sale. The Company incurred issuance costs of approximately $169,000 related to legal, accounting, and other fees in connection with the 2022 Sales Agreement. These costs were charged against the gross proceeds of the 2022 Sales Agreement and presented as a reduction to additional paid-in capital on the accompanying unaudited condensed consolidated balance sheets.

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

In  December of 2022 the Company terminated the 2022 Sales Agreement.

STS Acquisition

In connection with the acquisition as described in NOTE 2 – ACQUISITIONS, the Company issued798,666 shares of the Company’s common stock as part of the consideration.

Warrants

A summary of the warrant activity for the Company for the period ended March 31, 2023 is as follows:

	Series A Preferred Stock Warrants (1)	Firestorm Warrants (2)	Secure Education Warrants (3)	2018 Public Offering Warrants (4)	2023 Promissory Notes (5)	2023 Registered Direct Offering (6)	Total
Active warrants as of January 1, 2023	41,996	631,254	15,556	3,505	-	-	692,311
Issued warrants	-	-	-	-	6,250,000	8,126,806	14,376,806
Exercised warrants	-	-	-	-	-	-	-
Expired warrants	-	-	(15,556)	-	-	-	(15,556)
Cancelled warrants	-	(631,254)	-	-	-	-	(631,254)
Outstanding warrants as of March 31, 2023	41,996	-	-	3,505	6,250,000	8,126,806	14,422,307
Weighted average strike price of outstanding warrants as of March 31, 2023	$1.03	$-	$-	$1.00	$2.00	$1.46	$1.69
Intrinsic value of outstanding warrants as of March 31, 2023	$9,000	$-	$-	$1,000	$-	$965,000	$975,000

(1)

As part of a Regulation A Offering in fiscal years 2016 and 2017, the Company issued warrants to the holders of Series A Preferred Stock (the “Series A Preferred Stock Warrants”). The exercise price for these warrants is $1.03. The expiration date of the Series A Preferred Stock Warrants is November 8, 2023.

(2)

As part of the acquisition of Firestorm on January 24, 2017, the Company issued warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $2.5744 per share, and warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $3.6083 per share (the “Firestorm Warrants”). The expiration date of the Firestorm Warrants was  January 24, 2022. As part of the settlement of the Firestorm litigation, these warrants were cancelled (see NOTE - 9 COMMITMENTS AND CONTINGENCIES).

(3)

Pursuant to the Company’s acquisition of Secure Education Consultants on January 1, 2018, the Company issued warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $5.44 per share, and warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $6.53 per share (the “Secure Education Warrants”). The expiration date of the Secure Education Warrants was  January 1, 2023.

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

(5)	On January 18, 2023, in connection with the 2023 Promissory Notes, the Company issued the investors warrants to purchase 6,250,000 shares of its common stock, exercisable over a period of five years, at an exercise price of $2.00 per share. These warrants were exercisable commencing January 18, 2023 and expire on January 18, 2028.
(6)	On March 23, 2023, in connection with the 2023 Register Direct Offering the Company issued (i) pre-funded warrants exercisable for up to an aggregate of 772,853 shares of common stock, (ii) warrants to purchase up to 6,872,853 shares of common stock, and (iii) warrants to the placement agent to purchase up to 481,100 shares of common stock. The exercise price per share of the warrants was $1.455 and each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.001 per share and will expire when exercised in full. Each warrant for the placement agent is exercisable for one share of common stock at an exercise price of $1.8188 per share. These warrants were exercisable commencing March 27, 2023 and expire on March 27, 2028.

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

Stock compensation expense related to stock options for the three months ended March 31, 2023 and 2022 was $0 and $28,000, respectively, and is presented, based on the awardees operating department, as general administrative, selling and marketing and research and development expenses in the unaudited condensed consolidated statements of operations.

A summary of stock option activity under the Company’s 2017 Plan for the period ended March 31, 2023 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding Balance as of January 1, 2023	862,380	$1.27	5.29	$172,000
Exercised	(18,333)	0.80
Forfeited	-	-
Expired	(15,913)	3.51
Outstanding balance as of March 31, 2023	828,134	$1.24	5.01	$185,000
Exercisable as of March 31, 2023	828,134	$1.24	5.01	$185,000

As of March 31, 2023, there was $0 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan.

Restricted Stock Units

Stock compensation expense related to RSU’s for the three months ended March 31, 2023 and 2022 was $1,112,000 and $1,872,000, respectively, and is presented, based on the awardees operating department, as general administrative, selling and marketing and research and development expenses in the unaudited condensed consolidated statements of operations.

A summary of RSU activity under the Company’s 2017 Plan for the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted Average Unit Price	Weighted Average Remaining Contractual Term (Years)
Outstanding balance as of January 1, 2023	1,940,260	$5.58	1.81
Granted	599,990	1.39	2.62
Vested	(557,193)	5.14	0.86
Forfeited	(84,829)	4.57	1.81
Outstanding balance as of March 31, 2023	1,898,228	$4.43	2.09

All RSUs granted vest upon the satisfaction of a service-based vesting condition.

As of March 31, 2023, there was $6,678,000 of unrecognized stock compensation expense related to unvested RSUs granted under the 2017 Plan that will be recognized over an average remaining period of 2.09 years.

NOTE 12 – LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands, except per share data)
Basic and diluted loss per share
Net loss from continuing operations	$(12,682)	$(12,673)
Net income attributable to shareholders from discontinued operations	-	72
Net loss attributable to shareholders	$(12,682)	$(12,601)
Weighted average common shares outstanding - basic and diluted	54,680,048	44,087,911
Basic and diluted loss per share from continuing operations	$(0.23)	$(0.29)
Basic and diluted earnings per share from discontinued operations	-	0.00
Basic and diluted loss per share	$(0.23)	$(0.29)
Common stock equivalents excluded due to the anti-dilutive effect	16,375,816	3,858,220

The exercise of the pre-funded warrants was determined to be virtually assured because the underlying common shares will be issued for little or no cash consideration. As a result, the Company determined that all necessary conditions for issuance of the underlying common shares were met when the pre-funded warrants were issued and therefore, the 772,853 pre-funded warrants are included in the denominator of both the basic and diluted loss per share.

As the Company had a net loss for the three months ended March 31, 2023, the following 16,375,816 potentially dilutive securities were excluded from diluted loss per share: 14,422,307 for outstanding warrants, less the 772,853 pre-funded warrants, 828,134 related to outstanding options and 1,898,228 related to outstanding RSUs.

As the Company had a net loss for the three months ended March 31, 2022, the following 3,858,220 potentially dilutive securities were excluded from diluted loss per share: 692,311 for outstanding warrants, 996,865 related to outstanding options and 2,169,044 related to outstanding RSUs.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties including particularly statements regarding our future results of operations and financial position, business strategy, prospective products and services, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products and services. These statements involve uncertainties, such as known and unknown risks, and are dependent on other important factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements we express or imply. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties, and assumptions described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2022, entitled “Risk Factors” and elsewhere in this Quarterly Report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”) that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. We undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

●	significant risks, uncertainties and other considerations discussed in this report;
●	operating risks, including supply chain, equipment or system failures, cyber and other malicious attacks and other events that could affect the amounts and timing of revenues and expenses;
●	reputational risks affecting customer confidence or willingness to do business with us;
●	financial market conditions, including the continuation of significant national and global uncertainties that may affect these conditions, and the results of financing efforts;
●	our ability to successfully identify, integrate and complete acquisitions and dispositions, including the integration of the STS Acquisition;
●	our continued ability to successfully access the public markets for debt or equity capital;
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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) and any updates contained herein as well as those set forth in our reports and other filings made with the SEC.

General

Overview

Rekor’s mission is to become the premier provider of roadway intelligence and data-driven mobility insights on a global scale. As a technology company, we are dedicated to transforming the public safety, urban mobility, and transportation management market segments worldwide with our cutting-edge, AI-driven solutions tailored specifically to the unique needs of each sector. Our commitment to delivering mission-critical solutions for roadway intelligence is driven by our vision of creating smarter, safer, and more sustainable streets for all communities. To achieve this vision, we strive to collect, connect, and organize the world's mobility data, harnessing its full potential to provide the most essential, real-time, and predictive actionable mobility insights. Our innovative approach is designed to make roadway mobility data readily accessible and useful, empowering our customers to make informed decisions and drive meaningful progress towards a better future.

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

By applying a multi-layer architectural approach and protocols inspired by the Open System Interconnection ("OSI") model, which was instrumental in creating computer operating systems in the 1970s and the internet in the 1980s, we are collaborating with members of the Rekor Partner Network to integrate various transportation infrastructure systems into a cohesive network of roadway intelligence assets and insights. This involves consolidating fragmented and disparate systems, as well as adding new layers of connectivity, to create a unified infrastructure. To achieve this goal, we are working closely with a wide range of stakeholders, including local and federal government agencies, law enforcement, transit providers, infrastructure owners/operators, automotive OEMs, and technology, communications and data providers.

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

Components of Operating Results

Revenues

The Company derives its revenues primarily from the sale of its roadway data aggregation, traffic management and licensing offerings. These offerings include a mixture of data collection, implementation, engineering, customer support and maintenance services as well as software, hardware. Revenue is recognized upon transfer of control of promised products and services to the Company’s customers, in an amount that reflects the consideration the Company expects to receive in exchange for those products and services.

Costs of revenues, excluding depreciation and amortization

Direct costs of revenues consist primarily of the portion of technical and non-technical salaries and wages and payroll-related costs incurred in connection with revenue-generating activities. Direct costs of revenues also include production expenses, data subscriptions, sub-consultant services and other expenses that are incurred in connection with our revenue-generating activities. Direct costs of revenues exclude the portion of technical and non-technical salaries and wages related to marketing efforts, vacations, holidays, and other time not spent directly generating fees under existing contracts. Such costs are included in operating expenses. We expense direct costs of revenues when they incur.

Operating Expenses

Our operating expenses consist of general and administrative expenses, sales and marketing, research and development and depreciation and amortization. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, payroll taxes and stock-based compensation expenses. Operating expenses also include depreciation, amortization, and impairment of assets.

General and Administrative

General and administrative expenses consist of personnel costs for our executive, finance, legal, human resources, and administrative departments. Additional expenses include office leases, professional fees, and insurance.

We expect our general and administrative expenses to continue to remain high for the foreseeable future due to the costs associated with our growth and the costs of accounting, compliance, insurance, and investor relations as a public company. Our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses. However, our general and administrative expenses have decreased as a percentage of our revenue and, to the extent we continue to be successful in generating increased revenue, we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term.

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

Critical Accounting Estimates and Assumptions

A comprehensive discussion of our critical accounting estimates and assumptions is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Revenue	$6,185	$2,975
Cost of revenue, excluding depreciation and amortization	2,868	1,537

Operating expenses:
General and administrative expenses	7,201	7,308
Selling and marketing expenses	1,890	1,352
Research and development expenses	4,958	4,092
Depreciation and amortization	1,955	1,364
Total operating expenses	16,004	14,116

Loss from operations	(12,687)	(12,678)
Other income (expense):
Gain on extinguishment of debt	527	-
Interest expense, net	(761)	(9)
Other income	239	14
Total other income (expense)	5	5
Net loss from continuing operations	$(12,682)	$(12,673)

Comparison of the Three Months Ended March 31, 2023 and the Three Months Ended March 31, 2022

Total Revenue

	Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	$	%
Revenue	$6,185	$2,975	$3,210	108%

The increase in revenue for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily attributable to our recent acquisition. During the three months ended March 31, 2023, revenue attributable to our acquisition of STS was $2,754,000. As part of the ongoing development of our  selling strategy, we have been focusing on sales that employ contracts with recurring revenue. We expect these contracts to provide a more predictable stream of revenues, compared to one-time sales of hardware and software licenses which are generally more difficult to predict.

Cost of Revenue, Excluding Depreciation and Amortization

	Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	$	%
Cost of revenue, excluding depreciation and amortization	$2,868	$1,537	$1,331	87%

For the three months ended March 31, 2023, cost of revenue, excluding depreciation and amortization increased compared to the corresponding prior periods primarily due to an increase in personnel and other direct costs such as hardware that were incurred to support our increase in revenue

Operating Expenses

	Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	$	%
Operating expenses:
General and administrative expenses	$7,201	$7,308	$(107)	-1%
Selling and marketing expenses	1,890	1,352	538	40%
Research and development expenses	4,958	4,092	866	21%
Depreciation and amortization	1,955	1,364	591	43%
Total operating expenses	$16,004	$14,116	$1,888	13%

General and Administrative Expenses

The decrease in general and administrative expenses during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily due to a $1,282,000 decrease in personnel costs which was primarily related to a decrease in bonus and share-based compensation expense. This decrease in expense was partially offset by an increase in our professional services expenses of $454,000 for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease in expenses was also offset by additional expenses related to our acquisition of STS.

Selling and Marketing Expenses

The increase in selling and marketing expenses during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was attributable mainly to increased marketing efforts to promote our products and services including digital marketing and targeted sales efforts related to the acquisition of STS. In connection with these efforts, for the three months ended March 31, 2023, there was an increase in staffing to support our growth plan which led to a $540,000 increase in personnel costs which includes increased expenses due to our sales incentives and higher revenue.

Research and Development Expense

The increase in research and development expenses during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily attributable to development expenses as we completed and began production deployment of our count, class and speed application. For the three months ended March 31, 2023, there was an increase in staffing to develop new transportation management products which led to a $848,000 increase in personnel costs.

Depreciation and Amortization

The increase in depreciation and amortization during the period is attributable primarily to increased technology-based intangible assets that were acquired as part of our acquisition of STS.

Other Income (Expense)

	Three Months Ended March 31,		Change
(Dollars in thousands)	2023	2022	$	%
Other income (expense):
Gain on extinguishment of debt	$527	$-	$527	100%
Interest expense, net	(761)	(9)	(752)	-8356%
Other income	239	14	225	1607%
Total other income (expense)	$5	$5	$-	0%

Interest expense increased period over period due to the issuance of the 2023 Promissory notes.

Gain on extinguishment of debt and the increase to other income is a result of the settlement agreement in the Firestorm litigation. As part of the settlement, we recorded a reduction to notes payable, the related accrued interest and other assets and liabilities which we part of the Firestorm entities.

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

The following table sets forth the components of the EBITDA and Adjusted EBITDA for the periods included (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss from continuing operations	$(12,682)	$(12,673)
Income taxes	-	-
Interest	761	9
Depreciation and amortization	1,955	1,364
EBITDA	$(9,966)	$(11,300)

Share-based compensation	$1,112	$1,900
Gain on extinguishment of debt	(527)	-
Adjusted EBITDA	$(9,381)	$(9,400)

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

The following table sets forth the components of the Adjusted Gross Profit and Adjusted Gross Margin for the periods included:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands, except percentages)
Revenue	$6,185	$2,975
Cost of revenue, excluding depreciation and amortization	2,868	1,537
Adjusted Gross Profit	$3,317	$1,438
Adjusted Gross Margin	53.6%	48.3%

Adjusted Gross Margin for the three months ended March 31, 2023 and 2022 increased to 53.6% from 48.3%. As Company continues to scale and standardize it product offerings it has begun to realize operational efficiencies that have resulted in an improved Adjusted Gross Margin.

Key Performance Indicators

We regularly review several indicators, including the following key indicators, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Recurring Revenue Growth

Our recurring revenue model and revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. The following table sets forth our recurring revenue for the periods included:

	Three Months Ended March 31,		Change
	2023	2022	$	%
Recurring revenue	$4,204	$1,695	$2,509	148%

As we continue to focus on long-term contracts with recurring revenue as part of our business model, we expect recurring revenue growth in future periods to continue to increase as we move to market our suite of products through our Rekor One™ platform.

Total Contract Value

There are certain assumptions that we make when determining the total contract value of an agreement, such as the success rate of renewal periods, cancellations and usage estimates. For the three months ended March 31, 2023 we won contracts valued at $12,083,000, compared to $1,525,000 of contracts won for the three months ended March 31, 2022. This represents a $10,558,000 or 692% increase, period over period. The increase in total contract value is primarily related to a large statewide contract that closed with the Florida DOT in which we will provide our class, count and speed application.

Performance Obligations

As of March 31, 2023, we had approximately $24,330,000 of contracts that were closed prior to March 31, 2023 but have a contractual period beyond March 31, 2023. This represents an increase of $2,918,000 or 14% compared to $21,412,000 of performance obligations as of December 31, 2022. These contracts generally cover a term of one to five years, in which the Company will recognize revenue ratably over the contract term. We currently expect to recognize approximately 67% of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the following four years. On occasion, our customers will prepay the full contract or a substantial portion of the contract. Amounts related to the prepayment of the contract related to the performance obligation for a service period that is not yet met are recorded as part of our contract liabilities balance.

The increase in total performance obligations is primarily related to our acquisition of STS.

Lease Obligations

As of March 31, 2023, we had material leased building space at the following locations in the U.S. and Israel:

●	Columbia, Maryland – The corporate headquarters
●	Tel Aviv, Israel

We believe our facilities are in good condition and adequate for their current use. We expect to improve, replace and increase facilities as considered appropriate to meet the needs of our planned operations.

Liquidity and Capital Resources

The following table sets forth the components of our cash flows for the period included (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Change
			$	%
Net cash used in operating activities	$(9,490)	$(12,260)	$2,770	23%
Net cash used in investing activities	(728)	(1,964)	1,236	63%
Net cash provided by financing activities	20,643	3,113	17,530	563%
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$10,425	$(11,111)	$21,536	194%

Net cash used in operating activities for the three months ended March 31, 2023 had a net decrease of $2,770,000, which was attributable to the increase in non-cash related expenses such as depreciation of property and equipment and amortization of debt financing costs. These amounts were partially offset by an increase in the loss from continuing operations. During the three months ended March 31, 2023 compared to the three months ended March 2022, we had large, non-recurring, cash outlays related to professional services and payments to vendors carried from 2022 due to cash constrains, however, even with these factors we were able to improve the overall cash used in operating activities and believe we will be able to continue to show improvements in our operating cash flow.

The net decrease in net cash used in investing activities of $1,236,000 was primarily due to an decrease in the outflow of funds used for capital expenditures.

Net cash provided by financing activities for the three months ended March 31, 2023 increased by $17,530,000 from the prior three month period ended March 31, 2022. During the three months ended March 31, 2023, as part of our 2023 Promissory Notes and the 2023 Registered Direct Offering, we received net proceeds of $11,100,000 and $9,159,000, respectively.  In the prior comparable quarterly period, through our 2022 Sales Agreement, we received net proceeds, after deducting the underwriting discounts and commissions and offering expenses payable by us, of $3,134,000.

For the three months ended March 31, 2023 and 2022, we funded our operations primarily through cash from operating activities, the issuance of debt and the sale of equity. As of March 31, 2023, we had cash and cash equivalents from continuing operations of $12,444,000 and working capital of $6,974,000, as compared to cash and cash equivalents of $2,178,000 and a working capital deficit of $6,010,000 as of December 31, 2022.

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

We have generated losses since our inception and have relied on cash on hand and external sources of financing to support cash flow from operations. We attribute losses to non-capital expenditures related to the scaling of existing products, development of new products and service offerings and marketing efforts associated with these products and services. As of and for the three months ended March 31, 2023, we had working capital from continuing operations of $6,974,000 and a loss from continuing operations of $12,682,000.

Our cash increased by $10,555,000 for the three months ended March 31, 2023 primarily due external financing which was offset by the loss from continuing operations of $12,682,000.

Based on the Company's current business plan assumptions and the expected cash burn rate, the Company believes that the existing cash is insufficient to fund operations for the next twelve months following the issuance of these unaudited condensed financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company is actively monitoring its operations, the cash on hand and working capital. The Company is currently in the process of reviewing external financing options in order to sustain its operations. During the third quarter of 2022 and the first quarter of 2023, the Company implemented strategic expense reductions in certain areas to better align its operations with near term revenue generating opportunities. If additional financing is not available, the Company has contingency plans to further reduce or defer expenses and cash outlays in the look-forward period.

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

2023 Promissory Notes with Warrants

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

2023 Registered Public Offering

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

As of March 31, 2023, we did not have any material commitments for capital expenditures.

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

Based on management’s review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

As a result of the settlement agreement, the Company recorded a reduction to notes payable, the related accrued interest and other assets and liabilities already presented as discontinued operations. The Company also cancelled warrants to purchase 631,254 shares of common stock, which were issued in connection with the acquisition of Firestorm. The settlement also results in there being no litigation pending against the Company at this time.

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

2023 Promissory Notes with Warrants

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

Rekor Systems, Inc.

By:	/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	Chief Executive Officer Principal Executive Officer
Date:	May 15, 2023

By:	/s/ Eyal Hen
Name:	Eyal Hen
Title:	Chief Financial Officer Principal Financial and Accounting Officer
Date:	May 15, 2023