Form 10-Q
period 2023-06-30
Rekor Systems, Inc.
filed 2023-08-14
CIK 1697851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, the Registrant had 68,951,155 shares of common stock, $0.0001 par value per share outstanding.

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

REKOR SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$2,438	$1,924
Restricted cash and cash equivalents	346	254
Accounts receivable, net	5,703	3,238
Inventory	2,676	1,986
Note receivable, current portion	340	340
Other current assets, net	1,396	1,202
Current assets of discontinued operations	-	331
Total current assets	12,899	9,275
Long-term assets
Property and equipment, net	14,971	16,733
Right-of-use operating lease assets, net	9,348	9,662
Right-of-use financing lease assets, net	1,177	-
Goodwill	20,593	20,593
Intangible assets, net	19,226	21,299
Note receivable, long-term	652	822
SAFE investment	1,904	2,005
Deposits	3,144	3,451
Total long-term assets	71,015	74,565
Total assets	$83,914	$83,840
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,447	$5,963
Notes payable, current portion	1,000	1,000
Related party notes, current portion	-	1,000
Loan payable, current portion	91	106
Lease liability operating, short-term	1,079	1,069
Lease liability financing, short-term	271	-
Contract liabilities, short-term	3,649	3,044
Other current liabilities	3,054	2,772
Current liabilities of discontinued operations	-	490
Total current liabilities	14,591	15,444
Long-term Liabilities
Notes payable, long-term	1,000	2,000
2023 Promissory Notes, net of debt discount of $1,341	2,659	-
2023 Promissory Notes - related party, net of debt discount of $2,851	5,649	-
Loan payable, long-term	310	349
Lease liability operating, long-term	13,509	14,237
Lease liability financing, long-term	651	-
Contract liabilities, long-term	1,474	1,005
Deferred tax liability	52	52
Other non-current liabilities	2,094	1,416
Total long-term liabilities	27,398	19,059
Total liabilities	41,989	34,503
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.0001 par value; authorized; 100,000,000 shares; issued: 62,043,702, shares as of June 30, 2023 and 54,446,602 as of December 31, 2022; outstanding: 61,952,211 shares as of June 30, 2023 and 54,405,080 as of December 31, 2022.	6	5

Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of June 30, 2023 and December 31, 2022, respectively. No preferred stock was issued or outstanding as of June 30, 2023 or December 31, 2022, respectively.

Treasury stock, 91,491 and 41,522 shares as of June 30, 2023 and December 31, 2022, respectively.	(506)	(417)
Additional paid-in capital	219,218	202,747
Accumulated deficit	(176,793)	(152,998)
Total stockholders’ equity	41,925	49,337
Total liabilities and stockholders’ equity	$83,914	$83,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$8,563	$3,698	$14,748	$6,673
Cost of revenue, excluding depreciation and amortization	4,131	2,241	6,999	3,777

Operating expenses:
General and administrative expenses	5,873	8,272	13,078	15,802
Selling and marketing expenses	2,053	2,649	3,943	3,958
Research and development expenses	4,783	4,727	9,740	8,861
Depreciation and amortization	2,003	1,483	3,954	2,625
Total operating expenses	14,712	17,131	30,715	31,246

Loss from operations	(10,280)	(15,674)	(22,966)	(28,350)
Other income (expense):
Gain on extinguishment of debt	-	-	527	-
Interest expense, net	(908)	(17)	(1,668)	(26)
Other income	75	301	312	313
Total other income (expense)	(833)	284	(829)	287
Loss before income taxes	(11,113)	(15,390)	(23,795)	(28,063)
Income tax benefit (provision)	-	-	-	-
Net loss from continuing operations	(11,113)	(15,390)	(23,795)	(28,063)
Net income from discontinued operations	-	123	-	195
Net loss	$(11,113)	$(15,267)	$(23,795)	$(27,868)
Loss per common share from continuing operations - basic and diluted	$(0.18)	$(0.33)	$(0.41)	$(0.62)
Earning per common share discontinued operations - basic and diluted	-	0.00	-	0.00
Loss per common share - basic and diluted	$(0.18)	$(0.33)	$(0.41)	$(0.62)

Weighted average shares outstanding
Basic and diluted	61,816,279	47,154,453	58,353,534	45,625,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share amounts)

(Unaudited)

	Shares of Common Stock	Common Stock	Shares of Treasury Stock	Treasury Stock at Cost	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance as of March 31, 2023	61,030,637	$6	91,491	$(506)	$218,157	$(165,680)	$51,977
Stock-based compensation	-	-	-	-	1,044	-	1,044
Issuance upon exercise of stock options	18,000	-	-	-	16	-	16
Issuance upon vesting of restricted stock units	130,721	-	-	-	-	-	-
Issuance of common stock upon exercise of pre-funded warrants	772,853	-	-	-	1	-	1
Net loss	-	-	-	-	-	(11,113)	(11,113)
Balance as of June 30, 2023	61,952,211	$6	91,491	$(506)	$219,218	$(176,793)	$41,925

Balance as of March 31, 2022	44,908,417	$4	(41,522)	$(417)	$176,348	$(82,484)	93,451
Stock-based compensation	-	-	-	-	1,885	-	1,885
Issuance of common stock pursuant to at the market offering, net	6,870,349	1	-	-	17,273	-	17,274
Issuance upon exercise of stock options	6,667	-	-	-	6	-	6
Issuance upon vesting of restricted stock units	37,206	-	-	-	-	-	-
Shares issued as part of the STS Acquisition	798,666	-	-	-	2,000	-	2,000
Net loss	-	-	-	-	-	(15,267)	(15,267)
Balance as of June 30, 2022	52,621,305	$5	(41,522)	$(417)	$197,512	$(97,751)	$99,349

Balance as of January 1, 2023	54,405,080	$5	41,522	$(417)	$202,747	$(152,998)	$49,337
Stock-based compensation	-	-	-	-	2,156	-	2,156
Issuance upon exercise of stock options	36,333	-	-	-	31	-	31
Issuance upon vesting of restricted stock units	687,914	-	-	-	-	-	-
Fair value allocated to warrants with 2023 Promissory Notes	-	-	-	-	5,125	-	5,125
Shares withheld upon vesting of restricted stock units	(49,969)	-	49,969	(89)	-	-	(89)
Issuance of common stock and warrants	6,100,000	1	-	-	9,158	-	9,159
Issuance of common stock upon exercise of pre-funded warrants	772,853	-	-	-	1	-	1
Net loss	-	-	-	-	-	(23,795)	(23,795)
Balance as of June 30, 2023	61,952,211	$6	91,491	$(506)	$219,218	$(176,793)	$41,925

Balance as of January 1, 2022	43,987,896	$4	(19,361)	$(319)	$171,285	$(69,883)	$101,087
Stock-based compensation	-	-	-	-	3,785	-	3,785
Issuance of common stock pursuant to at the market offering, net	7,598,801	1	-	-	20,407	-	20,408
Issuance upon exercise of stock options	19,638	-	-	-	35	-	35
Issuance upon vesting of restricted stock units	216,304	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	-	-	(22,161)	(98)	-	-	(98)
Shares issued as part of the STS Acquisition	798,666	-	-	-	2,000	-	2,000
Net loss	-	-	-	-	-	(27,868)	(27,868)
Balance as of June 30, 2022	52,621,305	$5	(41,522)	$(417)	$197,512	$(97,751)	$99,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss from continuing operations	$(23,795)	$(28,063)
Net income from discontinued operations	-	195
Net loss	(23,795)	(27,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	43	-
Depreciation	1,859	669
Amortization of right-of-use financing lease asset	22	-
Non-cash operating lease expense	314	216
Share-based compensation	2,156	3,785
Amortization of debt discount	960	2
Amortization of intangible assets	2,073	1,956
Impairment of SAFE Agreement	101	-
Loss due to the remeasurement of the STS Contingent Consideration	91	-
Loss on the sale of property and equipment	16	-
Gain on extinguishment of debt	(527)	-
Changes in operating assets and liabilities:
Accounts receivable	(2,508)	(50)
Inventory	(1,064)	(1,725)
Other current assets	(194)	(286)
Deposits	12	(293)
Accounts payable, accrued expenses and other current liabilities	885	909
Contract liabilities	1,074	(441)
Operating lease liability	(718)	228
Net cash used in operating activities - continuing operations	(19,200)	(23,093)
Net cash (used in) provided by operating activities - discontinued operations	(449)	267
Net cash used in operating activities	(19,649)	(22,826)
Cash Flows from Investing Activities:
SAFE Investment	-	(450)
Capital expenditures	(490)	(2,514)
Proceeds from the sale of property and equipment	14	-
Cash paid for STS acquisition, net	-	(6,389)
Net cash used in investing activities - continuing operations	(476)	(9,353)
Net cash used in investing activities - discontinued operations	-	(54)
Net cash used in investing activities	(476)	(9,407)
Cash Flows from Financing Activities:
Net proceeds 2022 Promissory Notes - related party, exchanged for 2023 Promissory Notes - related party	400	-
Net proceeds 2023 Promissory Notes	4,000	-
Net proceeds 2023 Promissory Notes - related party	7,100	-
Net proceeds 2023 Registered Direct Offering	9,160	-
Proceeds from notes receivable	170	170
Net proceeds from exercise of options	31	35
Repayments of loans payable	(54)	(29)
Payments for financing leases	(277)	-
Net proceeds from at-the-market agreement	-	20,408
Repurchases of common stock	(89)	(98)
Net cash provided by financing activities	20,441	20,486
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	765	(11,960)
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents - discontinued operations	(449)	213
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	316	(11,747)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	2,468	26,601
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$2,784	$14,854

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of period - continuing operations	$2,438	$13,988
Restricted cash and cash equivalents at end of period - continuing operations	346	492
Cash and cash equivalents at end of period - discontinued operations	-	374
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$2,784	$14,854

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

On December 6, 2022, the Company divested its Automated Traffic Safety and Enforcement ("ATSE") business, a non-core business unit. As of December 31, 2022, the Company determined that the ATSE business unit met the criteria to be presented as discontinued operations. Amounts for th e  three and six months ended June 30, 2022 , have been reclassified to conform to the current year’s presentation.

On  June 17, 2022 , the Company completed the acquisition of Southern Traffic Services, Inc. ("STS") by acquiring  100% of the issued and outstanding capital stock of STS, which is now a wholly-owned subsidiary of the Company.

These unaudited condensed consolidated interim financial statements of Rekor Systems, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial position as of June 30, 2023, the unaudited condensed consolidated results of operations, unaudited condensed consolidated statements of shareholders’ equity and unaudited condensed consolidated statements of cash flows for the three and six months ended June 30, 2023 and 2022.

The financial data and other information disclosed in these notes are unaudited. The results for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

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

Reclassifications

Certain amounts in the prior year's unaudited condensed consolidated financial statements have been reclassified to conform to the current year's presentation. Amortization related to the Company's right-of-use assets is presented as part of general and administrative expenses on the unaudited condensed consolidated statements of operations, whereas in prior periods these amounts were presented as part of depreciation and amortization on the unaudited condensed consolidated statements of operations. Additionally, as of December 31, 2022, the Company began to present interest income and interest expense as a net amount on the unaudited condensed consolidated statements of operations, whereas in prior periods, interest income was presented as part of other expense, net on the unaudited condensed consolidated statements of operations. Amounts for the three and six months ended June 30, 2022, have been reclassified to conform to the current period’s presentation.

Liquidity and Going Concern

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

The Company has generated losses since its inception and has relied on cash on hand and external sources of financing to support cash flow from operations. The Company attributes losses to non-capital expenditures related to the scaling of existing products, development of new products and service offerings and marketing efforts associated with these products and services. As of and for the six months ended June 30, 2023, the Company had a working capital deficit from continuing operations of $1,692,000 and a loss from continuing operations of $23,795,000.

Our cash increased by $316,000 for the six months ended June 30, 2023 primarily due to external financing which was offset by the loss from continuing operations of $23,795,000. As described in NOTE 13 - SUBSEQUENT EVENTS, the Company received aggregate gross proceeds of approximately $10,997,000 as a result of a warrant exercise on July 25, 2023.

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

Goodwill

The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. The Company will assess goodwill for impairment annually, or more often if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. The Company performs its annual impairment assessment on October 1, or more frequently, when events or circumstances indicate impairment may have occurred. As of June 30, 2023, the Company did not identify any events that would cause it to assess goodwill for impairment.

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

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, performance obligations are satisfied

The following table presents a summary of revenue (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Recurring revenue	$5,772	$2,078	$9,976	$3,773
Product and service revenue	2,791	1,620	4,772	2,900
Total revenue	$8,563	$3,698	$14,748	$6,673

Revenues

Recurring revenue

Recurring revenue includes the Company’s SaaS revenue, subscription revenue, eCommerce revenue and customer support revenue. The Company generates recurring revenue both from long-term contracts with customers that provide for periodic payments and from short-term contracts that are automatically invoiced on a monthly basis. The Company’s recurring revenue is generated by a combination of direct sales, partner-assisted sales, and eCommerce sales.

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

Implementation revenue is recognized when the Company provides implementation or construction services to its customers. These services involve a fee for the implementation services and are typically associated with the sale of the Company’s data collection services, software and hardware. The Company’s implementation revenue is recognized over time as the implementation is completed.

In addition to recurring revenue from software sales, the Company recognizes point-in-time revenue related to the sale of perpetual software licenses. The Company sells perpetual licenses that provide customers the right to use software for an indefinite period in exchange for a one-time license fee, which is generally paid at contract inception. The Company’s perpetual licenses provide a right to use intellectual property (“IP”) that is functional in nature and has significant stand-alone functionality. Accordingly, for perpetual licenses of functional IP, revenue is recognized at the point-in-time when the customer has access to the software, which normally occurs once software activation keys have been made available to the customer.

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

Revenue by Customer Type

The following table presents a summary of revenue by customer type (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Urban mobility	$3,574	$485	$6,329	$485
Traffic management	881	603	1,611	1,310
Licensing and other revenue	4,108	2,610	6,808	4,878
Total revenue	$8,563	$3,698	$14,748	$6,673

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

Where performance obligations for a contract with a customer are not yet satisfied or have only been partially satisfied as of a particular date, the unsatisfied portion is to be recognized as revenue in the future. As of June 30, 2023, the Company had approximately $31,774,000 of remaining performance obligations not yet satisfied or partially satisfied. The Company expects to recognize approximately 69% of this amount as revenue over the succeeding twelve months, and the remainder is expected to be recognized over the next two to four years thereafter.

Unbilled accounts receivable

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, unbilled accounts receivables, and contract liabilities on the unaudited condensed consolidated balance sheets. Billed and unbilled accounts receivable are presented as part of accounts receivable, net, on the unaudited condensed consolidated balance sheets. When billing occurs after services have been provided, such unbilled amounts will generally be billed and collected within 60 to 120 days, but typically no longer than over the next twelve months. Unbilled accounts receivables of $1,381,000 and $935,000 were included in accounts receivable, net, in the unaudited condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.

Contract liabilities

When the Company advance bills clients prior to providing services, generally such amounts will be earned and recognized in revenue within the next six months to five years, depending on the subscription or licensing period. These assets and liabilities are reported on the unaudited condensed consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the six months ended June 30, 2023 were not materially impacted by any other factors. Contract liabilities as of June 30, 2023 and December 31, 2022 were $5,123,000 and $4,049,000, respectively. During the six months ended June 30, 2023, $2,092,000 of the contract liabilities balance as of December 31, 2022 was recognized as revenue.

The services due for contract liabilities described above are shown below as of June 30, 2023 (dollars in thousands):

2023, remaining	$2,600
2024	1,478
2025	632
2026	263
2027	118
Thereafter	32
Total	$5,123

Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents

Cash subject to contractual restrictions and not readily available for use is classified as restricted cash and cash equivalents. The Company’s restricted cash balances are primarily made up of cash collected on behalf of certain clients. Restricted cash and cash equivalents for these clients as of June 30, 2023 and December 31, 2022 were $346,000 and $254,000, respectively, and correspond to equal amounts of related accounts payable and are presented as part of accounts payable and accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

Concentrations of Credit Risk

The Company deposits its temporary cash investments with highly rated financial institutions that are located in the United States and Israel. The United States deposits are federally insured only up to $250,000. As of June 30, 2023 and December 31, 2022, the Company had deposits from continuing operations totaling $2,784,000 and $2,178,000, respectively, in multiple U.S. financial institutions and one Israeli financial institution.

Customer A accounted for 12% of the unaudited condensed consolidated revenue for the six months ended  June 30, 2023. No other single customer accounted for more than 10% of the Company’s unaudited condensed consolidated revenues for the three and six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, Customer B accounted for 11% of the unaudited condensed consolidated accounts receivable balance. As of December 31, 2022, no single customer accounted for more than 10% of the Company's unaudited condensed consolidated accounts receivable balance.

No other single customer accounted for more than 10% of the Company’s unaudited condensed consolidated accounts receivable balance as of  June 30, 2023 and  December 31, 2022.

Accounts Payable, Accrued and Other Current Liabilities

As of June 30, 2023 and December 31, 2022, the Company owed $348,000 and $253,000 to its board members, which the Company considers to be related parties, these were presented as part of accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets.

A summary of other current liabilities is as follows (in thousands):

	June 30, 2023	December 31, 2022
Payroll and payroll related	$2,708	$2,483
Right of offset to restricted cash	346	243
Other	-	46
Total	$3,054	$2,772

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

The purchase price has been allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date. Since the acquisition of STS occurred on June 17, 2022, the results of operations for STS from the date of acquisition have been included in the Company’s unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2023. As part of the Company's purchase price allocation for the acquisition, the Company recognized $1,977,000 in goodwill, $3,400,000 in customer relationships and $700,000 of marketing related intangible assets related to the STS tradename.

The STS Contingent Consideration in the amount of $2,000,000 will be paid in cash if on or prior to  October 30, 2024, the Company enters into a multi-year extension of the Georgia Department of Transportation Contract on substantially similar terms and conditions as the contract being extended. The STS Contingent Consideration shall be payable within 30 days of the effectiveness of the extension of the Georgia Department of Transportation Contract. STS Contingent Consideration is presented as part of other non-current liabilities on the unaudited condensed consolidated balance sheets and remeasured on a quarterly basis. In connection with the Company's purchase price accounting, it evaluated the fair value of the STS Contingent Consideration at the time of acquisition and determined the fair value to be $1,298,000. For the three and six months ended June 30, 2023, the Company recognized $46,000 and $91,000, respectively, in expense related to the remeasurement of the STS Contingent Consideration which is presented with general and administrative expenses on the unaudited condensed consolidated statement of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)		(Dollars in thousands except for per share data)
Total revenue from continuing operations	$8,563	$7,462	$14,748	$13,043
Net loss from continuing operations	$(11,113)	$(15,876)	$(23,795)	$(28,688)
Basic and diluted loss per share from continuing operations	$(0.18)	$(0.33)	$(0.41)	$(0.62)
Basic and diluted number of shares	61,816,279	47,882,126	58,353,534	46,388,662

NOTE 3 – INVESTMENTS

Investments in Unconsolidated Companies

In February 2017, the Company contributed substantially all the assets and certain liabilities related to its vehicle services business to Global Public Safety (the “GPS Closing”). After the GPS Closing, the Company continues to own 19.9% of the units of Global Public Safety. This equity investment does not have a readily determinable fair value and the Company reports this investment at cost, less impairment. As of June 30, 2023 and December 31, 2022 the investment in Global Public Safety had a value of $0.

In June 2020, the Company announced a joint venture in which the Company acquired a 50% equity interest in a newly formed entity, Roker Inc. (“Roker”). In the third quarter of 2020 and the first quarter of 2021, the Company contributed $75,000 for its 50% equity interest for a total investment of $150,000. This investment is accounted for under the equity method. As of June 30, 2023 and December 31, 2022 the investment in Roker had a value of $0. Subsequent to the quarter end the Company entered into an agreement to sell substantially all of the assets of Roker. (see NOTE 13 - SUBSEQUENT EVENTS for more details).

There have been no distributions or earnings received from either investment.

Roker SAFE

In April 2021, the Company entered into a SAFE with Roker (the “Roker SAFE”). From 2021 through 2022 the Company made multiple investments totaling $2,005,000 in the Roker SAFE. The Roker SAFE allows the Company to participate in future equity financing of Roker, through a share-settled redemption of the amount invested (such notional being the “invested amount”). Alternatively, upon the occurrence of a change of control or an initial public offering (other than a qualified financing), the Company has the option to receive either (i) cash payment equal to the invested amount under the SAFE, or (ii) a number of shares of common stock equal to the invested amount divided by the liquidity price set forth in the Roker SAFE. The Company’s investment in the Roker SAFE is recorded on the cost method of accounting and included under SAFE investment on the unaudited condensed consolidated balance sheets and is shown as long-term, as it is not readily convertible into cash. If the Company identifies factors that may be indicative of impairment, the Company will review the investment for impairment. Subsequent to the quarter end substantially all of the assets of Roker were sold which initiated a triggering event related to the Company's SAFE agreements. (see NOTE 13 - SUBSEQUENT EVENTS for more details). During the three and six months ended June 30, 2023, the Company recognized an impairment of $101,000 related to the SAFE that is presented as part of general and administrative expenses in the unaudited condensed consolidated statements of operations.

NOTE 4 – SUPPLEMENTAL NON CASH DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2023 and 2022 were as follows (dollars in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for interest	$709	$-
Cash paid for taxes	5	18
Decrease in accounts payable and accrued expenses related to purchases of property and equipment	(658)	-
Decrease in accounts payable and accrued expenses related to purchases of inventory	(374)	-
Decrease in deposits related to property and equipment received	295	-
Non-cash investing activities:
Fair market value of shares issued in connection with the acquisition of STS	-	2,000
Contingent Consideration in connection with the acquisition of STS	-	2,000
Earnout Consideration in connection with the acquisition of STS	-	2,000
Note Consideration in connection with the acquisition of STS	-	2,000
Loans issued for property and equipment	-	434
Non-cash financing activities:
2022 Promissory Notes exchanged for 2023 Promissory Notes - related party	1,000	-
Warrants issued in connection with the 2023 Promissory Notes	1,640	-
Warrants issued in connection with the 2023 Promissory Notes - related party	3,485	-
New Leases under ASC-842:
Right-of-use assets obtained in exchange for new finance lease liabilities	939	-
Recognition of operating lease - right-of-use lease asset	-	3,508
Lease incentive recognized in current assets	-	919
Recognition of operating lease - lease liability	$-	$(4,427)

NOTE 5 – LEASES

The Company has operating leases for office facilities in various locations throughout the United States and Israel. Additionally, the Company has financing leases for vehicles it uses for its operations throughout the United States. The Company’s leases have remaining terms of one to nine years. Certain of the Company’s leases include options to extend the term of the lease or to terminate the lease prior to the end of the initial term. When it is reasonably certain that the Company will exercise the option, the Company will include the impact of the option in the lease term for purposes of determining total future lease payments.

The following table is a summary of the components of net lease cost for the period ended June 30 (dollars in thousands):

	Three Months Ended June,		Six Months Ended June,
	2023	2022	2023	2022
Finance lease cost
Amortization of right-of-use assets	$22	$-	$22	$-
Interest on lease liabilities	11	-	11	-
Operating lease cost	525	501	1,049	909
Total lease cost	$558	$501	$1,082	$909

For the three and six months ended June 30, 2023, the Company had $249,000 in cash payments related to its financing leases prior to the lease commencement date.

Supplemental balance sheet information related to leases as of  June 30, 2023 was as follows (dollars in thousands):

	Year ending June 30, 2023
	2023	2022
Weighted-average remaining lease term (years)
Operating leases	8.99	9.73
Financing leases	2.95	-

Weighted-average discount rate
Operating leases	9%	9%
Financing leases	9%	0%
	Operating Leases	Financing Leases
2023, remaining	$1,175	$178
2024	2,305	355
2025	2,280	355
2026	2,243	158
2027	2,302	-
Thereafter	11,094	-
Total lease payments	21,399	1,046
Less imputed interest	6,811	124
Maturities of lease liabilities	$14,588	$922

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

The following provides a breakdown of identifiable intangible assets, net as of  June 30, 2023 and   December 31, 2022 (dollars in thousands):

	June 30, 2023	December 31, 2022
Customer relationships	$3,861	$3,861
Marketing related	1,027	1,027
Technology based	24,107	24,107
Internally capitalized software	1,236	1,236
Total	30,231	30,231
Less: accumulated amortization	(11,005)	(8,932)
Identifiable intangible assets from continuing operations, net	$19,226	$21,299

These intangible assets are amortized on a straight-line basis over their estimated useful life. Amortization expense for the three months ended   June 30, 2023 and 2022 was $1,032,000 and $973,000, respectively, and for the six months ended June 30, 2023 and 2022 was $2,073,000 and $1,956,000, respectively and is presented as part of depreciation and amortization in the unaudited condensed consolidated statements of operations. During the current period there have been no events that would cause the Company to reevaluate its intangible assets.

As of June 30, 2023, the estimated impact from annual amortization from intangible assets for each of the next five fiscal years and thereafter is as follows (dollars in thousands):

2023, remaining	$1,987
2024	3,841
2025	3,832
2026	3,019
2027	2,744
Thereafter	3,803
Total	$19,226

NOTE 7 – DEBT

STS Notes

On  June 17, 2022, pursuant to the terms of the Company’s acquisition of STS, the Company issued an aggregate of $2,000,000 of notes payable in the form of two unsecured, subordinated promissory notes, each in the principal amount of $1,000,000 and bearing an interest rate of 3.0% per annum, payable quarterly.  The notes mature on  June 14, 2024 and  June 17, 2025, respectively. The aggregate balance of these notes payable was $2,000,000 as of  December 31, 2022 and is included in notes payable long-term, in the consolidated balance sheets. As of June 30, 2023, the aggregate balance of these notes payable was $2,000,000 of which $1,000,000 was included in notes payable current portion and $1,000,000 was included in notes payable long-term, respectively, in the unaudited condensed consolidated balance sheets.

2022 Promissory Notes

On December 20, 2022, the Company entered into a Promissory Note Agreement (the “2022 Promissory Notes”) with (i) Robert A. Berman, the Company’s Chief Executive Officer and Executive Chairman, and (ii) Arctis Global Master Fund Limited (“Arctis”), an affiliate of Arctis Global, LLC, a 10.3% holder of Common Stock of the Company based on its Schedule 13G filed with the Securities and Exchange Commission on May 20, 2022, pursuant to which the lenders loaned $1,000,000 to the Company. During the first quarter of 2023, Robert A. Berman invested an additional $400,000 under the same terms as the 2022 Promissory Notes. The lenders were determined to be related parties. No 2022 Promissory Notes remain outstanding, as all 2022 Promissory Notes were exchanged in connection with the private placement of 2023 Promissory Notes described below.

2023 Promissory Notes

On January 18, 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company agreed to issue and sell to the investors in a private placement transaction (i) up to $15,000,000 in aggregate principal amount of senior secured promissory notes (the “2023 Promissory Notes”), and (ii) warrants to purchase, for an exercise price of $2.00 per share, up to an aggregate of 7,500,000 shares of common stock of the Company, par value $0.0001 per share.  In connection with the initial closing on January 18, 2023, the Company issued $12,500,000 in aggregate principal amount of 2023 Promissory Notes and warrants to purchase 6,250,000 shares of Common Stock, resulting in proceeds to the Company of $12,500,000 before reimbursement of expenses. Pursuant to the terms of the Securities Purchase Agreement, the 2022 Promissory Notes were exchanged for equal principal amounts of the 2023 Promissory Notes which are included in the proceeds of $12,500,000. As a result, the 2022 Promissory Notes were exchanged with no further force and effect as of the effective date of the Securities Purchase Agreement.

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

The Securities Purchase Agreement contains customary representations and warranties of the Company and the investors. The Company has a material relationship with two of the investors, (i) Robert A. Berman, the Company’s Chief Executive Officer and Executive Chairman, and (ii) Arctis Global Master Fund Limited (“Arctis”), an affiliate of Arctis Global, LLC, a 10.51% holder of Common Stock of the Company based on its Schedule 13G filed with the Securities and Exchange Commission on February 14, 2023.  Mr. Berman and Arctis invested $2,000,000 and $6,500,000, respectively, in connection with the $12,500,000 initial closing of the private placement. These lenders were determined to be related parties. Mr. Berman has an option, upon request of the Company made within six months of the initial closing, to invest up to an additional $2,500,000 in a subsequent closing, or series of closings, on the same terms. In aggregate, such subsequent closings may result in the issuance of senior secured notes in the original principal amount of up to $2,500,000 and warrants to purchase up to 1,250,000 shares of Common Stock.

The Securities Purchase Agreement further provides Arctis with the right to designate a director to be seated on the Company’s board of directors (the “Board”) for a term expiring at the Company’s 2023 annual meeting of stockholders, at which meeting such director shall be nominated by the Board to stand for election by the Company’s stockholders to serve for a term to expire at the next annual meeting of the stockholders. Arctis has a right to a Board designee for so long as it holds the 2023 Promissory Notes, and such right may not be sold or transferred to any party not affiliated with Arctis. As a result of this right, the Nominations Committee of the Company’s Board of Directors has nominated a director designated by Arctis to stand for election by the Company’s stockholders at the Company’s 2023 annual meeting of stockholders.

The 2023 Promissory Notes impose certain financial covenants upon the Company, as well as covenants that restrict the Company and its subsidiaries from incurring any additional indebtedness or suffering any liens, subject to specified exceptions, and restrict the declaration of any dividends or other distributions, subject to specified exceptions. If an event of default under the 2023 Promissory Notes occurs, the investors can elect to redeem the 2023 Promissory Notes for cash in accordance with the Early Redemption Schedule, plus default interest, which accrues at a rate per annum equal to 14% from the date of an event of default.

The warrants issued in connection with the initial closing have an exercise price of $2.00 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, are immediately exercisable, have a term of five years from the date of issuance and are exercisable on a cash or cashless basis at the election of the holder.

Interest Expense

The following table presents the interest expense net of interest income related to the contractual interest and the amortization of debt issuance costs for the Company’s debt arrangements (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense, net	$392	$17	$708	$24
Amortization of debt discount	516	-	960	2
Total interest expense, net	$908	$17	$1,668	$26

Schedule of Principal Amounts Due of Debt

The principal amounts due for long-term notes payable are shown below as of June 30, 2023 (dollars in thousands):

2023, remaining	$54
2024	1,073
2025	13,578
2026	83
2027	86
Thereafter	27
Total	14,901
Less unamortized debt discount	(4,192)
Total notes payable	$10,709

NOTE 8 – INCOME TAXES

The Company maintains a full valuation allowance against its net deferred taxes, outside of the deferred tax liability related to the indefinite lived intangible, through  June 30, 2023.

The Company files income tax returns in Israel, the United States and in various states. No U.S. Federal, state or foreign income tax audits were in process as of June 30, 2023.

The Company evaluated the recoverability of the net deferred income tax assets and the level of the valuation allowance required with respect to such net deferred income tax assets. After considering all available facts, the Company fully reserved for its net deferred tax assets, outside of the deferred tax liability related to the indefinite lived intangibles, because the Company does not believe that it is more likely than not that their benefits will be realized in future periods. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s net deferred income tax assets satisfy the realization standard, the valuation allowance will be reduced accordingly.

For the three and six months ended June 30, 2023 and 2022, the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2018 through 2021 tax years remain subject to examination by the Internal Revenue Service. As of June 30, 2023 and December 31, 2022, our evaluation revealed no uncertain tax positions that would have a material impact on the unaudited condensed consolidated financial statements.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

On March 22, 2023, the Company entered into a settlement agreement with the Firestorm Principals. Pursuant to the terms of the settlement agreement, the parties have mutually released and discharged all existing and potential actions, causes of action, suits, proceedings, debts, dues, contracts, damages or claims against each other, including certain claims for officer indemnification of the Firestorm Principals. In exchange for the mutual releases, the Company will transfer certain Firestorm assets to CrisisRisk Strategies, LLC and make a payment of $175,000, and the Firestorm Principals have agreed to the extinguishment of all rights to enforce their claims for payment with respect to principal and interest on the promissory notes issued in connection with the Company’s acquisition of Firestorm, and are giving up their rights to exercise the warrants issued in connection with the same.

As a result of the settlement agreement, the Company recorded a reduction to notes payable, the related accrued interest and other assets and liabilities. The Company also cancelled warrants to purchase 631,254 shares of common stock, which were issued in connection with the acquisition of Firestorm.

NOTE 10 – STOCKHOLDERS’ EQUITY

2023 Registered Direct Offering

On March 23, 2023, the Company entered into a securities purchase agreement with a single institutional investor that provided for the sale and issuance by the Company in a registered direct offering of an aggregate of: (i) 6,100,000 shares of the Company’s common stock, (ii) pre-funded warrants exercisable for up to an aggregate of 772,853 shares of common stock, and (iii) warrants to purchase up to 6,872,853 shares of common stock (the "Registered Direct Warrants"). The offering price per share of common stock and associated warrant was $1.455 and the offering price per pre-funded warrant and associated warrant was $1.454. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.001 per share and will expire when exercised in full. The warrants to purchase common stock are exercisable immediately upon issuance, will expire five years following the issuance date and have an exercise price of $1.60 per share. The Company received gross proceeds from the 2023 Registered Direct Offering of approximately $10,000,000. The Offering closed on March 27, 2023.

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

During the second quarter of 2023, 772,853 of the pre-funded warrants were exercised for 772,853 shares of the Company's common stock.

Subsequent to the period end, the institutional investor connected to the 2023 Registered Direct Offering exercised 6,872,853 of the Registered Direct Warrants into an equal number of shares of the Company's common stock. See NOTE 13 - SUBSEQUENT EVENTS for details on the transaction.

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

Warrants

A summary of the warrant activity for the Company for the period ended June 30, 2023 is as follows:

	Series A Preferred Stock Warrants (1)	Firestorm Warrants (2)	Secure Education Warrants (3)	2018 Public Offering Warrants (4)	2023 Promissory Notes (5)	2023 Registered Direct Offering (6)	Total
Active warrants as of January 1, 2023	41,996	631,254	15,556	3,505	-	-	692,311
Issued warrants	-	-	-	-	6,250,000	8,126,806	14,376,806
Exercised warrants	-	-	-	-	-	(772,853)	(772,853)
Expired warrants	-	-	(15,556)	-	-	-	(15,556)
Cancelled warrants	-	(631,254)	-	-	-	-	(631,254)
Outstanding warrants as of June 30, 2023	41,996	-	-	3,505	6,250,000	7,353,953	13,649,454
Weighted average strike price of outstanding warrants as of June 30, 2023	$1.03	$-	$-	$1.00	$2.00	$1.61	$1.79
Intrinsic value of outstanding warrants as of June 30, 2023	$31,000	$-	$-	$3,000	$-	$1,218,000	$1,252,000

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

Stock compensation expense related to stock options for the three months ended   June 30, 2023 and 2022 was $0 and $14,000, respectively, and for the six months ended June 30, 2023 and 2022 was $0 and $42,000, respectively, and is presented, based on the awardees operating department, as general administrative, selling and marketing and research and development expenses in the unaudited condensed consolidated statements of operations.

A summary of stock option activity under the Company’s 2017 Plan for the period ended June 30, 2023 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding balance as of January 1, 2023	862,380	$1.27	5.29	$172,000
Exercised	(36,333)	0.80
Forfeited	-	-
Expired	(32,373)	3.44
Outstanding balance as of June 30, 2023	793,674	$1.21	4.41	$509,000
Exercisable as of June 30, 2023	793,674	$1.21	4.41	$509,000

As of June 30, 2023, there was $0 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan.

Restricted Stock Units

Stock compensation expense related to RSU’s for the three months ended June 30, 2023 and 2022 was $1,044,000 and $1,871,000, respectively, and for the six months ended June 30, 2023 and 2022 was $2,156,000 and $3,743,000, respectively, and is presented, based on the awardees operating department, as general administrative, selling and marketing and research and development expenses in the unaudited condensed consolidated statements of operations.

A summary of RSU activity under the Company’s 2017 Plan for the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted Average Unit Price	Weighted Average Remaining Contractual Term (Years)
Outstanding balance as of January 1, 2023	1,940,260	$5.58	1.81
Granted	650,040	1.42	2.42
Vested	(687,914)	4.84	0.94
Forfeited	(144,902)	3.74	1.78
Outstanding balance as of June 30, 2023	1,757,484	$4.48	1.87

All RSUs granted vest upon the satisfaction of a service-based vesting condition.

As of June 30, 2023, there was $5,559,000 of unrecognized stock compensation expense related to unvested RSUs granted under the 2017 Plan that will be recognized over an average remaining period of 1.87 years.

NOTE 12 – LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Basic and diluted loss per share
Net loss from continuing operations	$(11,113)	$(15,390)	$(23,795)	$(28,063)
Net income attributable to shareholders from discontinued operations	-	123	-	195
Net loss attributable to shareholders	$(11,113)	$(15,267)	$(23,795)	$(27,868)
Weighted average common shares outstanding - basic and diluted	61,816,279	47,154,453	58,353,534	45,625,492
Basic and diluted loss per share from continuing operations	$(0.18)	$(0.33)	$(0.41)	$(0.62)
Basic and diluted earnings per share from discontinued operations	-	0.00	-	0.00
Basic and diluted loss per share	$(0.18)	$(0.33)	$(0.41)	$(0.62)
Common stock equivalents excluded due to the anti-dilutive effect	16,200,612	4,180,940	16,200,612	4,180,940

As the Company had a net loss for the three and six months ended June 30, 2023, the following 16,200,612 potentially dilutive securities were excluded from diluted loss per share: 13,649,454 for outstanding warrants, 793,674 related to outstanding options and 1,757,484 related to outstanding RSUs.

As the Company had a net loss for the three and six months ended June 30, 2022, the following 4,180,940 potentially dilutive securities were excluded from diluted loss per share: 692,311 for outstanding warrants, 981,032 related to outstanding options and 2,507,597 related to outstanding RSUs.

NOTE 13 – SUBSEQUENT EVENTS

Roker Sale

On July 25, 2023, a buyer acquired substantially all of the assets of Roker. This was deemed to be a triggering event under the Roker SAFE Agreement. As result of the triggering of the Roker SAFE Agreement, the Company expects to receive substantially of its investment in the Roker SAFE.

Warrant Exercise

On July 25, 2023, the Company entered into a letter agreement (the “Letter Agreement”) with the holder (the “Exercising Holder”) of the Registered Direct Warrants to purchase for cash an aggregate of 6,872,853 shares of Common Stock, representing all of the shares of Common Stock underlying the Registered Direct Warrants. Pursuant to the Letter Agreement, the Exercising Holder and the Company agreed that the Exercising Holder would exercise all of its Registered Direct Warrants for shares of Common Stock underlying the Registered Direct Warrants (the “Exercised Shares”) at $1.60 per share of Common Stock. In consideration for exercising the Registered Direct Warrants, the Letter Agreement provides for the issuance of new warrants to purchase up to an aggregate of 2,850,000 shares of Common Stock (the “New Warrants”). The New Warrants terminate on January 25, 2029, and are exercisable after issuance only for cash, subject to exception if the shares of Common Stock underlying the New Warrants are not registered in accordance with the terms of the Letter Agreement. The New Warrants have an exercise price of $3.25 per share.

The New Warrants and the shares of Common Stock issuable upon the exercise of the New Warrants are not being registered under the Securities Act of 1933, and are being offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act. The Exercised Shares are registered for resale on an effective registration statement previously filed by the Company with the SEC.

The Company has received aggregate gross proceeds of $10,997,000 from the exercise of the Registered Direct Warrants by the Exercising Holder and issue an aggregate of 6,872,853 shares of Common Stock and New Warrants to purchase an aggregate of up to 2,850,000 shares of Common Stock to the Exercising Holder.

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

General

Overview

Rekor’s mission is to become the premier provider of roadway intelligence and data-driven mobility insights on a global scale. As a technology company, we are dedicated to transforming public safety, urban mobility, and transportation management worldwide with our cutting-edge, AI-driven solutions tailored specifically to the unique needs of each. Our commitment to delivering mission-critical solutions for roadway intelligence is driven by our vision of creating smarter, safer, and more sustainable streets for all communities. To achieve this vision, we strive to collect, connect, and organize the world's mobility data, harnessing its full potential to provide in real-time the most essential, actionable and predictive mobility insights. Our innovative approach is designed to make roadway mobility data readily accessible and useful, empowering our customers to make informed decisions and drive meaningful progress towards a better future.

Our operations are conducted primarily by our wholly-owned subsidiaries, Rekor Recognition Systems, Inc., or ("Rekor Recognition"), Waycare Technologies, Ltd., or (“Waycare”), and Southern Traffic Services, Inc., or (“STS”).

Roadway Intelligence

Rekor has been dedicated to being a leader in roadway intelligence by collecting, connecting, and organizing global mobility data since its inception. Today, our comprehensive portfolio offers multiple cutting-edge Internet of Things ("IoT") devices for roadside data collection, a vast array of curated and integrated data sets from a network of transportation ecosystem data providers, tailored platforms, applications, and data streams.

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

By applying a multi-layer architectural approach and protocols inspired by the Open System Interconnection ("OSI") model, which was instrumental in creating computer operating systems in the 1970s and the internet in the 1980s, we are collaborating with members of the Rekor Partner Network to integrate various transportation infrastructure systems into a cohesive network of roadway intelligence assets and insights. This involves consolidating fragmented and disparate systems, as well as adding new layers of connectivity, to create a unified environment. To achieve this goal, we are working closely with a wide range of stakeholders, including local and federal government agencies, law enforcement, transit providers, infrastructure owners/operators, automotive OEMs, and technology, communications and data providers.

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

Roadway Intelligence Powered by Rekor

Rekor's cutting-edge technology and domain expertise gives us a position of strength in the emerging field of roadway intelligence. The Rekor One™ roadway intelligence engine is purpose-built to be a single source of truth, fueled by rich data and powered by AI. With access to multiple sources of data and our award-winning AI-driven innovations, we provide a range of solutions that address diverse use cases across various public and private sector segments. Our platform facilitates the efficient collection, analysis, and distribution of vast amounts of data, unlocking real-time and predictive operational insights like never before. Using our advanced technology and centralized platform, we are well-positioned to provide a single-source of truth for roadway intelligence, and help governments and businesses turn infrastructure data into actionable insights that increase mobility and safety, drive revenue, and power innovation for billions of people and trillions of interactions.

At the core of our roadway intelligence solutions is the Rekor One roadway intelligence engine. It is through this engine that we deliver a range of solutions that serve government and commercial customers in the public safety, urban mobility and transportation management areas. Within Rekor One, our proprietary algorithms curate data from multiple sources, including edge-based IoT devices, existing roadway sensors, and a growing network of transportation data partners, unlocking multiple trillions of additional data points. We use this data to generate multi-dimensional insights in real-time, and AI-driven predictive analytics that leverage patterns of what happened in the past so that we can forecast what will happen in the future. These insights enable our customers to make better-informed proactive decisions and achieve improved operational efficiency through strategic resource allocation.

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

The Road Ahead

We find ourselves at a pivotal moment in history, where governments are investing heavily in upgrading and digitizing outdated infrastructure. Recent technological advances, such as edge- and cloud-based computing, artificial intelligence, and the internet of things, have given us an unprecedented opportunity to revolutionize mobility and bridge the divide between rapidly evolving technology and aging infrastructure. These endeavors are not simply aspirations, but active pursuits we are currently engaged in as a technology company that provides state-of-the-art AI-driven roadway intelligence solutions to enhance public safety, urban mobility, and transportation management. By collecting, connecting, and organizing the world’s mobility data, Rekor delivers precise, real-time, and predictive actionable insights for any moving objects on roadways. Our unwavering dedication to delivering mission-critical solutions is propelled by our vision of helping to create intelligent, secure, and sustainable streets for all communities. The ultimate objective is for Rekor to be the foundation of a digital-enabled internet and operating system for roadways that will enable smarter, safer, and more eco-friendly mobility for all. Rekor is making mobility data widely accessible and useful for all, empowering customers to make informed decisions and drive meaningful progress towards a brighter future.

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

Components of Operating Results

Revenues

The Company derives its revenues primarily from the sale of its roadway data aggregation, traffic management and licensing offerings. These offerings include a mixture of data collection, implementation, engineering, customer support and maintenance services as well as software and hardware. Revenue is recognized upon transfer of control of promised products and services to the Company’s customers, in an amount that reflects the consideration the Company expects to receive in exchange for those products and services.

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

Other Income (Expense)

Other income (expense) consists primarily of legal settlements, legal judgements, interest expense in connection with our debt arrangements, costs associated with the extinguishment of our debt arrangements, gains on the sale of subsidiaries, gains or losses on the sale of fixed assets, interest income earned on cash and cash equivalents, short-term investments and note receivables.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Revenue	$8,563	$3,698	$14,748	$6,673
Cost of revenue, excluding depreciation and amortization	4,131	2,241	6,999	3,777

Operating expenses:
General and administrative expenses	5,873	8,272	13,078	15,802
Selling and marketing expenses	2,053	2,649	3,943	3,958
Research and development expenses	4,783	4,727	9,740	8,861
Depreciation and amortization	2,003	1,483	3,954	2,625
Total operating expenses	14,712	17,131	30,715	31,246

Loss from operations	(10,280)	(15,674)	(22,966)	(28,350)
Other income (expense):
Gain on extinguishment of debt	-	-	527	-
Interest expense, net	(908)	(17)	(1,668)	(26)
Other income	75	301	312	313
Total other income (expense)	(833)	284	(829)	287
Net loss from continuing operations	$(11,113)	$(15,390)	$(23,795)	$(28,063)

Comparison of the Three and Six Months Ended June 30, 2023 and the Three and Six Months Ended June 30, 2022

Total Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Revenue	$8,563	$3,698	$4,865	132%	$14,748	$6,673	$8,075	121%

The increase in revenue for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, was primarily attributable to our acquisition of STS in June 2022. During the three and six months ended June 30, 2023, revenue attributable to our acquisition of STS was $3,574,000 and $6,327,000, respectively. The other main driver of revenue growth during the year was attributable to sales of the Company's software which increased for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, as a result of the Company's go to market strategy and its expanded customer base.

Cost of Revenue, Excluding Depreciation and Amortization

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Cost of revenue, excluding depreciation and amortization	$4,131	$2,241	$1,890	84%	$6,999	$3,777	$3,222	85%

For the three and six months ended June 30, 2023, cost of revenue, excluding depreciation and amortization increased compared to the corresponding prior periods primarily due to an increase in personnel and other direct costs such as hardware that were incurred to support our increase in revenue.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Operating expenses:
General and administrative expenses	$5,873	$8,272	$(2,399)	-29%	$13,078	$15,802	$(2,724)	-17%
Selling and marketing expenses	2,053	2,649	(596)	-22%	3,943	3,958	(15)	0%
Research and development expenses	4,783	4,727	56	1%	9,740	8,861	879	10%
Depreciation and amortization	2,003	1,483	520	35%	3,954	2,625	1,329	51%
Total operating expenses	$14,712	$17,131	$(2,419)	-14%	$30,715	$31,246	$(531)	-2%

General and Administrative Expenses

The decrease in general and administrative expenses during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily due to a $1,505,000 decrease in personnel costs which was primarily related to a decrease in bonus and share-based compensation expense and a $1,513,000 decrease in professional services which was primarily related to fees associated with our acquisition of STS in 2022.

The decrease in general and administrative expenses during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily due to a $2,590,000 decrease in personnel costs which was primarily related to a decrease in bonus and share-based compensation expense.

The additional expenses related to our acquisition of STS in 2022 were more than offset by an overall decrease in personnel costs during the three and six months ended June 30, 2023.

Selling and Marketing Expenses

The decrease in selling and marketing expenses during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was attributable mainly to personnel costs which was primarily related to a decrease in share-based compensation expense.

Selling and marketing expenses during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, remained consistent period over period.

Research and Development Expense

Research and development expenses during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, remained consistent period over period.

The increase in research and development expenses during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily attributable to development expenses as we completed and began production deployment of our count, class and speed application. For the six months ended June 30, 2023, there was an increase in staffing to develop new products which led to a $923,000 increase in personnel costs.

Depreciation and Amortization

The increase in depreciation and amortization during the period is attributable primarily to the increased technology-based intangible assets that were acquired as part of our acquisition of STS.

Other Income (Expense)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Other income (expense):
Gain on extinguishment of debt	$-	$-	$-	-	$527	$-	$527	100%
Interest expense, net	(908)	(17)	(891)	-5241%	(1,668)	(26)	(1,642)	-6315%
Other income	75	301	(226)	-75%	312	313	(1)	0%
Total other income (expense)	$(833)	$284	$(1,117)	-393%	$(829)	$287	$(1,116)	-389%

Interest expense increased period over period due to the issuance of the 2023 Promissory notes.

Gain on extinguishment of debt is a result of the settlement agreement in the Firestorm litigation. As part of the settlement, we recorded a reduction to notes payable, the related accrued interest and other assets and liabilities which were part of the Firestorm entities.

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

The following table sets forth the components of the EBITDA and Adjusted EBITDA for the periods included (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss from continuing operations	$(11,113)	$(15,390)	$(23,795)	$(28,063)
Income taxes	-	-	-	-
Interest	908	17	1,668	26
Depreciation and amortization	2,003	1,483	3,954	2,625
EBITDA	$(8,202)	$(13,890)	$(18,173)	$(25,412)

Share-based compensation	$1,044	$1,885	$2,156	$3,785
Gain on extinguishment of debt	-	-	(527)	-
Adjusted EBITDA	$(7,158)	$(12,005)	$(16,544)	$(21,627)

Adjusted Gross Profit and Adjusted Gross Margin

Adjusted Gross Profit is a non-GAAP financial measure that we define as revenue less cost of revenue, excluding depreciation and amortization. We define Adjusted Gross Margin as our Adjusted Gross Profit divided by our revenue. We expect Adjusted Gross Margin to continue to improve over time to the extent that we can gain efficiencies through the adoption of our technology and successfully cross-sell and upsell our current and future offerings. However, our ability to improve Adjusted Gross Margin over time is not guaranteed and could be impacted by the factors affecting our performance. We believe Adjusted Gross Profit and Adjusted Gross Margin are useful to investors, as they eliminate the impact of certain non-cash expenses and allow a direct comparison of these measures between periods without the impact of non-cash expenses and certain other nonrecurring operating expenses.

The following table sets forth the components of the Adjusted Gross Profit and Adjusted Gross Margin for the periods included:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands, except percentages)		(Dollars in thousands, except percentages)
Revenue	$8,563	$3,698	$14,748	$6,673
Cost of revenue, excluding depreciation and amortization	4,131	2,241	6,999	3,777
Adjusted Gross Profit	$4,432	$1,457	$7,749	$2,896
Adjusted Gross Margin	51.8%	39.4%	52.5%	43.4%

Adjusted Gross Margin for the three and six months ended June 30, 2023 increased compared to the three and six months ended June 30, 2022. As Company continues to scale and standardize it product offerings it has begun to realize operational efficiencies that have resulted in an improved Adjusted Gross Margin. Additionally, during the three and six months ended June 30, 2023, the Company had a higher mix of software sales which typically carry a higher Adjusted Gross Margin.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Recurring revenue	$5,772	$2,078	$3,694	178%	$9,976	$3,773	$6,203	164%

As we continue to focus on long-term contracts with recurring revenue as part of our business model, we expect recurring revenue growth in future periods to continue to increase as we move to market the integrated suite of products and services powered by our Rekor One™ engine.

Total Contract Value

There are certain assumptions that we make when determining the total contract value of an agreement, such as the success rate of renewal periods, cancellations and usage estimates.

The following table presents a summary of total contract value (dollars in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Total Contract Value	$17,643	$3,454	$14,189	411%	$29,726	$4,979	$24,747	497%

The increase in total contract value is primarily related to large statewide contracts that closed across all three customer markets.

Performance Obligations

As of June 30, 2023, we had approximately $31,774,000 of contracts that were closed prior to June 30, 2023 but have a contractual period beyond June 30, 2023. This represents an increase of $10,362,000 or 48% compared to $21,412,000 of performance obligations as of December 31, 2022. These contracts generally cover a term of one to five years, in which the Company will recognize revenue ratably over the contract term. We currently expect to recognize approximately 69% of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the following four years. On occasion, our customers will prepay the full contract or a substantial portion of the contract. Amounts related to the prepayment of the contract related to the performance obligation for a service period that is not yet met are recorded as part of our contract liabilities balance.

The increase in total performance obligations is primarily related to our acquisition of STS.

Lease Obligations

As of June 30, 2023, we had material leased building space at the following locations in the U.S. and Israel:

●	Columbia, Maryland – The corporate headquarters
●	Tel Aviv, Israel

We believe our facilities are in good condition and adequate for their current use. We expect to improve, replace and increase facilities as considered appropriate to meet the needs of our planned operations.

Liquidity and Capital Resources

The following table sets forth the components of our cash flows for the period included (dollars in thousands):

	Six Months Ended June 30,
	2023	2022	Change
			$	%
Net cash used in operating activities	$(19,200)	$(23,093)	$3,893	17%
Net cash used in investing activities	(476)	(9,353)	8,877	95%
Net cash provided by financing activities	20,441	20,486	(45)	0%
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$765	$(11,960)	$12,725	106%

Net cash used in operating activities for the six months ended June 30, 2023 had a decrease of $3,893,000, which was primarily attributable to the decrease of $4,268,000 in the loss from continuing operations.

The net decrease in net cash used in investing activities of $8,877,000 was primarily due to a decrease in the outflow of funds used for capital expenditures. Additionally, during the six months ended June 30, 2022, the Company had net cash outflows of $6,389,000 related to the acquisition of STS.

Net cash provided by financing activities for the six months ended June 30, 2023 decreased by $45,000 from the prior six month period ended June 30, 2022. During the six months ended June 30, 2023, as part of our 2023 Promissory Notes and the 2023 Registered Direct Offering, we received net proceeds of $11,100,000 and $9,160,000, respectively.  In the prior comparable quarterly period, through our 2022 Sales Agreement, we received net proceeds, after deducting the underwriting discounts and commissions and offering expenses payable by us, of $20,408,000.

For the three and six months ended June 30, 2023 and 2022, we funded our operations primarily through cash from operating activities, the issuance of debt and the sale of equity. As of June 30, 2023, we had cash and cash equivalents from continuing operations of $2,784,000 and a working capital deficit of $1,692,000, as compared to cash and cash equivalents of $2,178,000 and a working capital deficit of $6,010,000 as of December 31, 2022.

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

We have generated losses since our inception and have relied on cash on hand and external sources of financing to support cash flow from operations. We attribute losses to non-capital expenditures related to the scaling of existing products, development of new products and service offerings and marketing efforts associated with these products and services. As of and for the six months ended June 30, 2023, we had a working capital deficit from continuing operations of $1,692,000 and a loss from continuing operations of $23,795,000.

Our cash increased by $316,000 for the six months ended June 30, 2023 primarily due to external financing which was offset by the loss from continuing operations of $23,795,000. As described in NOTE 13-SUBSEQUENT EVENTS to the financial statements included in Item 1 hereof, the Company received aggregate gross proceeds of approximately $10,997,000 as a result of a warrant exercise on July 25, 2023.

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

As of June 30, 2023, we did not have any material commitments for capital expenditures.

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

Based on management’s review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

Rekor Systems, Inc.

By:	/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	Chief Executive Officer Principal Executive Officer
Date:	August 14, 2023

By:	/s/ Eyal Hen
Name:	Eyal Hen
Title:	Chief Financial Officer Principal Financial and Accounting Officer
Date:	August 14, 2023