Form 10-Q
period 2023-09-30
Rekor Systems, Inc.
filed 2023-11-14
CIK 1697851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, the Registrant had 69,147,093 shares of common stock, $0.0001 par value per share outstanding.

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

REKOR SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$7,034	$1,924
Restricted cash and cash equivalents	325	254
Accounts receivable, net	7,024	3,238
Inventory	3,459	1,986
Note receivable, current portion	340	340
Other current assets, net	1,674	1,202
Current assets of discontinued operations	-	331
Total current assets	19,856	9,275
Long-term assets
Property and equipment, net	14,077	16,733
Right-of-use operating lease assets, net	9,516	9,662
Right-of-use financing lease assets, net	1,994	-
Goodwill	20,593	20,593
Intangible assets, net	18,208	21,299
Note receivable, long-term	567	822
SAFE investment	-	2,005
Deposits	3,348	3,451
Total long-term assets	68,303	74,565
Total assets	$88,159	$83,840
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,619	$5,963
Notes payable, current portion	1,000	1,000
Related party notes, current portion	-	1,000
Loan payable, current portion	83	106
Lease liability operating, short-term	1,143	1,069
Lease liability financing, short-term	502	-
Contract liabilities, short-term	4,503	3,044
Other current liabilities	3,427	2,772
Current liabilities of discontinued operations	-	490
Total current liabilities	16,277	15,444
Long-term Liabilities
Notes payable, long-term	1,000	2,000
2023 Promissory Notes, net of debt discount of $1,177	2,823	-
2023 Promissory Notes - related party, net of debt discount of $2,500	6,000	-
Loan payable, long-term	292	349
Lease liability operating, long-term	13,395	14,237
Lease liability financing, long-term	1,082	-
Contract liabilities, long-term	1,517	1,005
Deferred tax liability	52	52
Other non-current liabilities	2,142	1,416
Total long-term liabilities	28,303	19,059
Total liabilities	44,580	34,503
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock, $0.0001 par value; authorized; 100,000,000 shares; issued: 69,233,969, shares as of September 30, 2023 and 54,446,602 as of December 31, 2022; outstanding: 69,137,461 shares as of September 30, 2023 and 54,405,080 as of December 31, 2022.	7	5
Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of September 30, 2023 and December 31, 2022, respectively. No preferred stock was issued or outstanding as of September 30, 2023 or December 31, 2022, respectively.	-	-
Treasury stock, 96,508 and 41,522 shares as of September 30, 2023 and December 31, 2022, respectively.	(522)	(417)
Additional paid-in capital	231,453	202,747
Accumulated deficit	(187,359)	(152,998)
Total stockholders’ equity	43,579	49,337
Total liabilities and stockholders’ equity	$88,159	$83,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$9,119	$6,778	$23,867	$13,455
Cost of revenue, excluding depreciation and amortization	4,320	3,655	11,319	7,445

Operating expenses:
General and administrative expenses	6,871	6,775	19,941	22,232
Selling and marketing expenses	1,498	2,432	5,441	6,390
Research and development expenses	4,270	4,911	14,011	13,772
Depreciation and amortization	1,963	1,852	5,925	4,477
Goodwill impairment	-	34,835	-	34,835
Total operating expenses	14,602	50,805	45,318	81,706

Loss from operations	(9,803)	(47,682)	(32,770)	(75,696)
Other income (expense):
Gain on extinguishment of debt	-	-	527	-
Interest expense, net	(906)	(21)	(2,576)	(46)
Other income (expense)	143	(1,379)	458	(1,403)
Total other income (expense)	(763)	(1,400)	(1,591)	(1,449)
Loss before income taxes	(10,566)	(49,082)	(34,361)	(77,145)
Income tax benefit	-	954	-	954
Net loss from continuing operations	(10,566)	(48,128)	(34,361)	(76,191)
Net income from discontinued operations	-	94	-	289
Net loss	$(10,566)	$(48,034)	$(34,361)	$(75,902)
Loss per common share from continuing operations - basic and diluted	$(0.16)	$(0.90)	$(0.56)	$(1.58)
Earning per common share discontinued operations - basic and diluted	-	0.00	-	0.01
Loss per common share - basic and diluted	$(0.16)	$(0.90)	$(0.56)	$(1.57)

Weighted average shares outstanding
Basic and diluted	66,671,622	53,482,110	61,125,035	48,279,713

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share amounts)

(Unaudited)

	Shares of Common Stock	Common Stock	Shares of Treasury Stock	Treasury Stock at Cost	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance as of June 30, 2023	61,952,211	$6	91,491	$(506)	$219,218	$(176,793)	$41,925
Stock-based compensation	-	-	-	-	1,081	-	1,081
Issuance upon exercise of stock options	102,500	-	-	-	127	-	127
Issuance upon vesting of restricted stock units	183,389	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(5,017)	-	5,017	(16)	-	-	(16)
Issuance upon exercise of Series A warrants	31,525	-	-	-	32	-	32
Issuance upon exercise of 2023 Registered Direct Offering Warrants	6,872,853	1	-	-	10,995	-	10,996
Net loss	-	-	-	-	-	(10,566)	(10,566)
Balance as of September 30, 2023	69,137,461	$7	96,508	$(522)	$231,453	$(187,359)	$43,579

Balance as of June 30, 2022	52,621,305	$5	(41,522)	$(417)	$197,512	$(97,751)	99,349
Stock-based compensation	-	-	-	-	1,628	-	1,628
Issuance of common stock pursuant to at the market offering, net	1,420,261	-	-	-	2,350	-	2,350
Issuance upon exercise of stock options	6,000	-	-	-	5	-	5
Issuance upon vesting of restricted stock units	241,045	-	-	-	-	-	-
Net loss	-	-	-	-	-	(48,034)	(48,034)
Balance as of September 30, 2022	54,288,611	$5	(41,522)	$(417)	$201,495	$(145,785)	$55,298

Balance as of January 1, 2023	54,405,080	$5	41,522	$(417)	$202,747	$(152,998)	$49,337
Stock-based compensation	-	-	-	-	3,237	-	3,237
Issuance upon exercise of stock options	138,833	-	-	-	158	-	158
Issuance upon vesting of restricted stock units	871,303	-	-	-	-	-	-
Fair value allocated to warrants with 2023 Promissory Notes	-	-	-	-	5,125	-	5,125
Shares withheld upon vesting of restricted stock units	(54,986)	-	54,986	(105)	-	-	(105)
Issuance upon exercise of Series A warrants	31,525	-	-	-	32	-	32
Issuance of common stock upon exercise of pre-funded warrants	772,853		-	-	1	-	1
Net proceeds from 2023 Registered Direct Offering	6,100,000	1	-	-	9,158	-	9,159
Issuance upon exercise of 2023 Registered Direct Offering Warrants	6,872,853	1	-	-	10,995	-	10,996
Net loss	-	-	-	-	-	(34,361)	(34,361)
Balance as of September 30, 2023	69,137,461	$7	96,508	$(522)	$231,453	$(187,359)	$43,579

Balance as of January 1, 2022	43,987,896	$4	(19,361)	$(319)	$171,285	$(69,883)	$101,087
Stock-based compensation	-	-	-	-	5,413	-	5,413
Issuance of common stock pursuant to at the market offering, net	9,019,062	1	-	-	22,757	-	22,758
Issuance upon exercise of stock options	25,638	-	-	-	40	-	40
Issuance upon vesting of restricted stock units	457,349	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	-	-	(22,161)	(98)	-	-	(98)
Shares issued as part of the STS Acquisition	798,666	-	-	-	2,000	-	2,000
Net loss	-	-	-	-	-	(75,902)	(75,902)
Balance as of September 30, 2022	54,288,611	$5	(41,522)	$(417)	$201,495	$(145,785)	$55,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss from continuing operations	$(34,361)	$(76,191)
Net income from discontinued operations	-	289
Net loss	(34,361)	(75,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	133	-
Depreciation	2,688	1,476
Amortization of right-of-use financing lease asset	146	-
Non-cash operating lease expense	489	251
Benefit for deferred taxes	-	(954)
Share-based compensation	3,237	5,413
Amortization of debt discount	1,475	2
Goodwill impairment	-	34,835
Amortization of intangible assets	3,091	3,001
Impairment of SAFE Agreement	101	-
Loss due to the remeasurement of the STS Contingent Consideration	139	-
Gain on the sale of property and equipment	(23)	-
Gain on extinguishment of debt	(527)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,919)	475
Inventory	(1,291)	(1,540)
Other current assets	(260)	249
Deposits	21	(290)
Accounts payable, accrued expenses and other current liabilities	1,335	1,187
Contract liabilities	1,971	1,258
Operating lease liability	(1,111)	454
Net cash used in operating activities - continuing operations	(26,666)	(30,374)
Net cash (used in) provided by operating activities - discontinued operations	(449)	284
Net cash used in operating activities	(27,115)	(30,090)
Cash Flows from Investing Activities:
SAFE Investment	-	(610)
Capital expenditures	(944)	(3,448)
Proceeds from the Roker SAFE	1,481	-
Proceeds from the sale of property and equipment	109	-
Cash paid for STS acquisition, net	-	(6,389)
Net cash provided by (used in) investing activities - continuing operations	646	(10,447)
Net cash used in investing activities - discontinued operations	-	(124)
Net cash provided by (used in) investing activities	646	(10,571)
Cash Flows from Financing Activities:
Net proceeds 2022 Promissory Notes - related party, exchanged for 2023 Promissory Notes - related party	400	-
Net proceeds 2023 Promissory Notes	4,000	-
Net proceeds 2023 Promissory Notes - related party	7,100	-
Net proceeds 2023 Registered Direct Offering	9,159	-
Net proceeds from the exercise of the warrants associated with 2023 Registered Direct Offering	10,996	-
Net proceeds from the exercise of the pre-funded warrants	1
Proceeds from notes receivable	255	170
Net proceeds from exercise of options	158	40
Net proceeds from exercise of warrants associated with series A preferred stock	32	-
Repayments of loans payable	(80)	(53)
Payments for financing leases	(556)	-
Net proceeds from at-the-market agreement	-	22,758
Repurchases of common stock	(105)	(98)
Net cash provided by financing activities	31,360	22,817
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	5,340	(18,004)
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents - discontinued operations	(449)	160
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	4,891	(17,844)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	2,468	26,601
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$7,359	$8,757

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of period - continuing operations	$7,034	$7,869
Restricted cash and cash equivalents at end of period - continuing operations	325	502
Cash and cash equivalents at end of period - discontinued operations	-	386
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$7,359	$8,757

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

With a suite of real-time intelligence platforms driven by deep access to data, AI-powered software, years of machine learning and smart optical devices at-the-edge, the Company combines its industry expertise and advanced proprietary technologies to deliver insights that increase roadway safety, efficiency, and sustainability while enabling safer, smarter, and more connected cities and communities.

On  June 17, 2022, the Company completed the acquisition of Southern Traffic Services, Inc. ("STS") by acquiring 100% of the issued and outstanding capital stock of STS, which is now a wholly-owned subsidiary of the Company.

On December 6, 2022, the Company divested its Automated Traffic Safety and Enforcement ("ATSE") business, a non-core business unit. As of December 31, 2022, the Company determined that the ATSE business unit met the criteria to be presented as discontinued operations. Amounts for the  three and nine months ended September 30, 2022 , h ave been reclassified to conform to the current year’s presentation.

These unaudited condensed consolidated interim financial statements of Rekor Systems, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial position as of September 30, 2023, the unaudited condensed consolidated results of operations, unaudited condensed consolidated statements of shareholders’ equity and unaudited condensed consolidated statements of cash flows for the three and nine months ended September 30, 2023 and 2022.

The financial data and other information disclosed in these notes are unaudited. The results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

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

Reclassifications

Certain amounts in the prior year's unaudited condensed consolidated financial statements have been reclassified to conform to the current year's presentation. Amortization related to the Company's right-of-use operating assets is presented as part of general and administrative expenses on the unaudited condensed consolidated statements of operations, whereas in prior periods these amounts were presented as part of depreciation and amortization on the unaudited condensed consolidated statements of operations. Additionally, as of December 31, 2022, the Company began to present interest income and interest expense as a net amount on the unaudited condensed consolidated statements of operations, whereas in prior periods, interest income was presented as part of other expense, net on the unaudited condensed consolidated statements of operations. Amounts for the three and nine months ended September 30, 2022, have been reclassified to conform to the current period’s presentation.

Liquidity and Going Concern

Management has assessed going concern uncertainty to determine whether there is sufficient cash on hand, together with expected capital raises and working capital, to assure operations for a period of at least one year from the date these unaudited condensed consolidated financial statements are issued, which is referred to as the “look-forward period”, as defined in U.S. GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management has considered various scenarios, forecasts, projections and estimates and will make certain key assumptions. These assumptions include, among other factors, its ability to raise additional capital, the expected timing and nature of the Company’s programs and projected cash expenditures and its ability to delay or curtail these programs or expenditures to the extent management has the proper authority to do so and considers it probable that those implementations can be achieved within the look-forward period.

The Company has generated losses and negative operating cashflows since its inception and has relied on external sources of financing to support cash flow from operations. The Company attributes losses to non-capital expenditures related to the scaling of existing products and services, development of new products and services and marketing efforts associated with these products and services. As of and for the nine months ended September 30, 2023, the Company had working capital from continuing operations of $3,579,000 and a loss from continuing operations of $34,361,000.

Our cash increased by $4,891,000 for the nine months ended September 30, 2023 primarily due to external financing which was offset by the loss from continuing operations of $34,361,000.

Based on the Company's current business plan assumptions and the expected cash burn rate, the Company believes that the existing cash is insufficient to fund its current level of operations for the next twelve months following the issuance of these unaudited condensed financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company is actively monitoring its operations, the cash on hand and working capital. The Company is currently in the process of reviewing and exploring external financing options in order to sustain its operations. If additional financing is not available, the Company also has contingency plans to continue to reduce or defer expenses and cash outlays in the look-forward period.

Goodwill

The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. The Company will assess goodwill for impairment annually, or more often if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. The Company performs its annual impairment assessment on October 1, or more frequently, when events or circumstances indicate impairment may have occurred. As of September 30, 2023, the Company did not identify any events that would cause it to assess goodwill for impairment.

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

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, performance obligations are satisfied

The following table presents a summary of revenue (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Recurring revenue	$4,827	$4,839	$14,803	$8,616
Product and service revenue	4,292	1,939	9,064	4,839
Total revenue	$9,119	$6,778	$23,867	$13,455

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

Revenue by Customer Type

The following table presents a summary of revenue by customer type (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Urban mobility	$4,413	$3,504	$10,742	$2,077
Traffic management	711	717	2,277	2,027
Licensing and other revenue	3,995	2,557	10,848	9,351
Total revenue	$9,119	$6,778	$23,867	$13,455

Urban mobility

Urban mobility revenue consists of revenue derived from the Company's roadway data aggregation activities. These activities can include the use of software applications that are part of the Rekor Discover™ platform, the primary application being Rekor’s count, class & speed application. The Company initiated this platform in June of 2022 and is in the process of deploying it for its existing customers as well as initiating deployments for new customers. The application fully automates the aggregation of Federal Highway Administration (“FHWA”) 13-bin vehicle classification, speed, and volume data. Revenues associated with the deployment of other traffic sensors, traffic studies, or construction associated with traffic data collection are also part of data aggregation revenue, which is generated through both recurring pay-for-data contracts and hardware sales with a recurring software maintenance component.

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

Performance obligations

The Company contracts with customers in a variety of ways, including contracts that obligate the Company to provide services over time. Some contracts include several distinct services. For contracts that have multiple distinct performance obligations, the Company allocates the total transaction price to each performance obligation based on its relative standalone selling price, which is determined based on the Company’s overall pricing objectives, taking into consideration market conditions and other factors. This may result in a deferral or acceleration of revenue recognized relative to cash received for each distinct performance obligation. When the Company recognizes revenue due to the sale of hardware or perpetual software licenses, the impact on the overall unsatisfied performance obligations is relatively small as the Company satisfies most of its performance obligations at the point in time that the control of the hardware or software has transferred to the customer.

Where performance obligations for the remaining term of a contract with a customer are not yet satisfied or have only been partially satisfied as of a particular date, the unsatisfied portion is to be recognized as revenue in the future. As of September 30, 2023, the unsatisfied portion of the remaining performance obligation was approximately $30,203,000. The Company expects to recognize approximately 73% of this amount as revenue over the succeeding twelve months, and the remainder is expected to be recognized within the next five years thereafter.

Unbilled accounts receivable

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, unbilled accounts receivables, and contract liabilities on the unaudited condensed consolidated balance sheets. Billed and unbilled accounts receivable are presented as part of accounts receivable, net, on the unaudited condensed consolidated balance sheets. When billing occurs after services have been provided, such unbilled amounts will generally be billed and collected within 60 to 120 days, but typically no longer than over the next twelve months. Unbilled accounts receivables of $1,971,000 and $935,000 were included in accounts receivable, net, in the unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.

Contract liabilities

When the Company advance bills clients prior to providing services, generally such amounts will be earned and recognized in revenue within the next six months to five years, depending on the length of the period during which services are to be provided. This revenue and the corresponding decrease in liabilities is recognized on a contract-by-contract basis at the end of each reporting period and reflected on the unaudited condensed consolidated balance sheet for such period. Changes in the contract balances during the nine months ended September 30, 2023 were not materially impacted by any other factors. Contract liabilities as of September 30, 2023 and December 31, 2022 were $6,020,000 and $4,049,000, respectively. During the nine months ended September 30, 2023, $2,778,000 of the contract liabilities balance as of December 31, 2022 was recognized as revenue.

The services due for contract liabilities described above are shown below as of September 30, 2023 (dollars in thousands):

2023, remaining	$1,844
2024	2,909
2025	723
2026	337
2027	159
Thereafter	48
Total	$6,020

Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents

Cash subject to contractual restrictions and not readily available for use is classified as restricted cash and cash equivalents. The Company’s restricted cash balances are primarily made up of cash collected on behalf of certain clients. Restricted cash and cash equivalents for these clients as of September 30, 2023 and December 31, 2022 were $325,000 and $254,000, respectively, and correspond to equal amounts of related accounts payable and are presented as part of accounts payable and accrued expenses in the accompanying unaudited condensed consolidated balance sheets.

Concentrations of Credit Risk

The Company deposits its temporary cash investments with highly rated financial institutions that are located in the United States and Israel. The United States deposits are federally insured only up to $250,000. As of September 30, 2023 and December 31, 2022, the Company had deposits from continuing operations totaling $7,359,000 and $2,178,000, respectively, in multiple U.S. financial institutions and one Israeli financial institution.

Customer A accounted for 13% and 12% of the unaudited condensed consolidated revenue for the three and nine months ended  September 30, 2023 and 13% of the unaudited condensed consolidated revenue for the three months ended September 30, 2022, respectively. Customer B accounted for 10% of the unaudited condensed consolidated revenue for the three months ended  September 30, 2023. No other single customer accounted for more than 10% of the Company’s unaudited condensed consolidated revenues for the three and nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023, Customer C accounted for 13% of the unaudited condensed consolidated accounts receivable balance. As of December 31, 2022, no single customer accounted for more than 10% of the Company's unaudited condensed consolidated accounts receivable balance.

No other single customer accounted for more than 10% of the Company’s unaudited condensed consolidated accounts receivable balance as of  September 30, 2023 and  December 31, 2022.

Accounts Payable, Accrued and Other Current Liabilities

As of September 30, 2023 and December 31, 2022, the Company owed $125,000 and $253,000 to its board members, which the Company considers to be related parties, these were presented as part of accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets.

A summary of other current liabilities is as follows (in thousands):

	September 30, 2023	December 31, 2022
Payroll and payroll related	$3,102	$2,483
Right of offset to restricted cash	325	243
Other	-	46
Total	$3,427	$2,772

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

The purchase price has been allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date. Since the acquisition of STS occurred on June 17, 2022, the results of operations for STS from the date of acquisition have been included in the Company’s unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2023. As part of the Company's purchase price allocation for the acquisition, the Company recognized $1,977,000 in goodwill, $3,400,000 in customer relationships and $700,000 of marketing related intangible assets related to the STS tradename.

The STS Contingent Consideration in the amount of $2,000,000 will be paid in cash if on or prior to  October 30, 2024, the Company enters into a multi-year extension of the Georgia Department of Transportation Contract on substantially similar terms and conditions as the contract being extended. The STS Contingent Consideration shall be payable within 30 days of the effectiveness of the extension of the Georgia Department of Transportation Contract. STS Contingent Consideration is presented as part of other non-current liabilities on the unaudited condensed consolidated balance sheets and remeasured on a quarterly basis. In connection with the Company's purchase price accounting, it evaluated the fair value of the STS Contingent Consideration at the time of acquisition and determined the fair value to be $1,298,000. For the three and nine months ended September 30, 2023, the Company recognized $48,000 and $139,000, respectively, in expense related to the remeasurement of the STS Contingent Consideration which is presented with general and administrative expenses on the unaudited condensed consolidated statement of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)		(Dollars in thousands except for per share data)
Total revenue from continuing operations	$9,119	$6,778	$23,867	$19,340
Net loss from continuing operations	$(10,566)	$(48,128)	$(34,361)	$(76,864)
Basic and diluted loss per share from continuing operations	$(0.16)	$(0.90)	$(0.56)	$(1.57)
Basic and diluted number of shares	66,671,622	53,482,110	61,125,035	49,078,379

NOTE 3 – INVESTMENTS

Investments in Unconsolidated Companies

In February 2017, the Company contributed substantially all the assets and certain liabilities related to its vehicle services business to Global Public Safety (the “GPS Closing”). After the GPS Closing, the Company continues to own 19.9% of the units of Global Public Safety. This equity investment does not have a readily determinable fair value and the Company reports this investment at cost, less impairment. As of September 30, 2023 and December 31, 2022 the investment in Global Public Safety had a value of $0.

There have been no distributions or earnings received from this investment.

Roker

In June 2020, the Company announced a joint venture in which the Company acquired a 50% equity interest in a newly formed entity, Roker Inc. (“Roker”). In the third quarter of 2020 and the first quarter of 2021, the Company contributed $75,000 for its 50% equity interest for a total investment of $150,000. This investment is accounted for under the equity method. As of September 30, 2023 and December 31, 2022 the investment in Roker had a value of $0.

In April 2021, the Company entered into a SAFE with Roker (the “Roker SAFE”). From 2021 through 2022 the Company made multiple investments totaling $2,005,000 in the Roker SAFE. The Roker SAFE allowed the Company to participate in future equity financing of Roker, through a share-settled redemption of the amount invested (such notional being the “invested amount”). Alternatively, upon the occurrence of a change of control or an initial public offering (other than a qualified financing), the Company had the option to receive either (i) cash payment equal to the invested amount under the SAFE, or (ii) a number of shares of common stock equal to the invested amount divided by the liquidity price set forth in the Roker SAFE. The Company’s investment in the Roker SAFE was recorded on the cost method of accounting. During the second quarter of 2023, the Company recognized an impairment of $101,000 related to the SAFE that is presented as part of general and administrative expenses in the unaudited condensed consolidated statements of operations.

During the third quarter of 2023, the Company entered into an agreement to sell substantially all of the assets of Roker, which initiated a triggering event related to the Company's SAFE agreements. As result of the triggering event the Company received cash proceeds of $1,904,000 of which includes $423,000 that was held in escrow as of September 30, 2023. As of  September 30, 2023, the amount held in escrow of $423,000 was presented as part of other current assets, net and deposits on the unaudited condensed consolidated balance sheets.

NOTE 4 – SUPPLEMENTAL NON CASH DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended September 30, 2023 and 2022 were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for interest	$1,099	$26
Cash paid for taxes	6	22
Decrease in accounts payable and accrued expenses related to purchases of property and equipment	(602)	-
Decrease in accounts payable and accrued expenses related to purchases of inventory	(335)	-
Increase in inventory related to the transfer of property and equipment	(517)	-
Decrease in deposits related to property and equipment received	293	-
Non-cash investing activities:
Fair market value of shares issued in connection with the acquisition of STS	-	2,000
Contingent Consideration in connection with the acquisition of STS	-	1,298
Earnout Consideration in connection with the acquisition of STS	-	1,001
Note Consideration in connection with the acquisition of STS	-	2,000
Deferred tax liabilities resulting from purchase accounting adjustments in connection with the acquisition of STS	-	954
Loans issued for property and equipment	-	460
Non-cash financing activities:
2022 Promissory Notes exchanged for 2023 Promissory Notes - related party	1,000	-
Warrants issued in connection with the 2023 Promissory Notes	1,640	-
Warrants issued in connection with the 2023 Promissory Notes - related party	3,485	-
New Leases under ASC-842:
Right-of-use assets obtained in exchange for new finance lease liabilities	1,650	-
Recognition of operating lease - right-of-use lease asset	343	3,508
Lease incentive recognized in current assets	-	919
Recognition of operating lease - lease liability	$(343)	$(4,427)

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

The following table is a summary of the components of net lease cost for the period ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Finance lease cost
Amortization of right-of-use assets	$124	$-	$146	$-
Interest on lease liabilities	33	-	44	-
Operating lease cost	522	615	1,571	1,524
Total lease cost	$679	$615	$1,761	$1,524

For the nine months ended September 30, 2023, the Company had $446,000 in cash payments related to its financing leases prior to the lease commencement date.

Supplemental balance sheet information related to leases as of  September 30, 2023 and 2022 was as follows (dollars in thousands):

	Year ending September 30,
	2023	2022
Weighted-average remaining lease term (years)
Operating leases	8.67	9.68
Financing leases	3.03	-

Weighted-average discount rate
Operating leases	9%	9%
Financing leases	9%	-

Maturities of operating and financing lease liabilities for continuing operations at   September 30, 2023 were as follows (dollars in thousands):

	Operating Leases	Financing Leases
2023, remaining	$601	$155
2024	2,391	619
2025	2,400	619
2026	2,277	354
2027	2,319	68
Thereafter	11,038	-
Total lease payments	21,026	1,815
Less imputed interest	6,488	231
Maturities of lease liabilities	$14,538	$1,584

NOTE 6 – INTANGIBLE ASSETS AND GOODWILL

The following provides a breakdown of identifiable intangible assets, net as of  September 30, 2023 and   December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Customer relationships	$3,861	$3,861
Marketing related	1,027	1,027
Technology based	24,107	24,107
Internally capitalized software	1,236	1,236
Total	30,231	30,231
Less: accumulated amortization	(12,023)	(8,932)
Identifiable intangible assets from continuing operations, net	$18,208	$21,299

These intangible assets are amortized on a straight-line basis over their estimated useful life. Amortization expense for the three months ended  September 30, 2023 and 2022 was $1,018,000 and $1,045,000, respectively, and for the nine months ended September 30, 2023 and 2022 was $3,091,000 and $3,001,000, respectively and is presented as part of depreciation and amortization in the unaudited condensed consolidated statements of operations. During the current period there have been no events that would cause the Company to evaluate its intangible assets for impairment.

As of September 30, 2023, the estimated impact from annual amortization from intangible assets for each of the next five fiscal years and thereafter is as follows (dollars in thousands):

2023, remaining	$969
2024	3,841
2025	3,832
2026	3,019
2027	2,744
Thereafter	3,803
Total	$18,208

NOTE 7 – DEBT

STS Notes

On  June 17, 2022, pursuant to the terms of the Company’s acquisition of STS, the Company issued an aggregate of $2,000,000 of notes payable in the form of two unsecured, subordinated promissory notes, each in the principal amount of $1,000,000 and bearing an interest rate of 3.0% per annum, payable quarterly.  The notes mature on  June 14, 2024 and  June 17, 2025, respectively. The aggregate balance of these notes payable was $2,000,000 as of  December 31, 2022 and is included in notes payable long-term, in the consolidated balance sheets. As of  September 30, 2023, the aggregate balance of these notes payable was $2,000,000 of which $1,000,000 was included in notes payable current portion and $1,000,000 was included in notes payable long-term, respectively, in the unaudited condensed consolidated balance sheets.

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

The Securities Purchase Agreement contains customary representations and warranties of the Company and the investors. The Company has a material relationship with two of the investors, (i) Robert A. Berman, the Company’s Chief Executive Officer and Executive Chairman, and (ii) Arctis Global Master Fund Limited (“Arctis”), an affiliate of Arctis Global, LLC, a 10.51% holder of Common Stock of the Company based on its Schedule 13G filed with the Securities and Exchange Commission on February 14, 2023.  Mr. Berman and Arctis invested $2,000,000 and $6,500,000, respectively, in connection with the $12,500,000 initial closing of the private placement. These lenders were determined to be related parties. Mr. Berman had the option, upon request of the Company made within six months of the initial closing, to invest up to an additional $2,500,000 in a subsequent closing, or series of closings, on the same terms. In aggregate, such subsequent closings would have resulted in the issuance of senior secured notes in the original principal amount of up to $2,500,000 and warrants to purchase up to 1,250,000 shares of Common Stock. This option was not exercised and has expired as of September 30, 2023.

The Securities Purchase Agreement further provides Arctis with the right to designate a director to be seated on the Company’s board of directors (the “Board”) for a term expiring at the Company’s 2023 annual meeting of stockholders, at which meeting such director shall be nominated by the Board to stand for election by the Company’s stockholders to serve for a term to expire at the next annual meeting of the stockholders. Arctis has a right to a Board designee for so long as it holds the 2023 Promissory Notes, and such right may not be sold or transferred to any party not affiliated with Arctis. As a result of this right, on September 14, 2023, a director designated by Arctis was elected by the Company’s stockholders at the Company’s 2023 annual meeting of stockholders.

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

Interest Expense

The following table presents the interest expense net of interest income related to the contractual interest and the amortization of debt issuance costs for the Company’s debt arrangements (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense, net	$391	$21	$1,101	$44
Amortization of debt discount	515	-	1,475	2
Total interest expense, net	$906	$21	$2,576	$46

Schedule of Principal Amounts Due of Debt

The principal amounts due for long-term notes payable are shown below as of September 30, 2023 (dollars in thousands):

2023, remaining	$27
2024	1,073
2025	13,578
2026	83
2027	86
Thereafter	28
Total	14,875
Less unamortized debt discount	(3,677)
Total notes payable	$11,198

NOTE 8 – INCOME TAXES

The Company maintains a full valuation allowance against its net deferred taxes, outside of the deferred tax liability related to the indefinite lived intangible, through  September 30, 2023.

The Company files income tax returns in Israel, the United States and in various states. No U.S. Federal, state or foreign income tax audits were in process as of September 30, 2023.

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

For the three and nine months ended September 30, 2023 and 2022, the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2019 through 2022 tax years remain subject to examination by the Internal Revenue Service. As of September 30, 2023 and December 31, 2022, our evaluation revealed no uncertain tax positions that would have a material impact on the unaudited condensed consolidated financial statements.

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

2023 Letter Agreement

On July 25, 2023, the Company entered into a letter agreement (the “2023 Letter Agreement”) with the same institutional investor connected to the 2023 Registered Direct Offering, pursuant to which the investor and the Company agreed that the investor would exercise all its Register Direct Warrants for shares of common stock underlying the Registered Direct Warrants at $1.60 per share of common stock. In consideration for exercising the Registered Direct Warrants and in exchange for the imposition of volume and trading restrictions on the 6,872,853 shares of common stock issued to the institutional investor in connection with exercise of the Registered Direct Warrants, the 2023 Letter Agreement provided for the issuance of unregistered warrants to purchase up to an aggregate of 2,850,000 shares of common stock (the “2023 Private Warrants”). The 2023 Private Warrants will expire on January 25, 2029 and have an exercise price of $3.25.

During the third quarter of 2023, the institutional investor connected to the 2023 Registered Direct Offering exercised 6,872,853 of the Registered Direct Warrants into an equal number of shares of the Company's common stock.

The 2023 Private Warrants were valued using the Black-Scholes pricing model at a total of $6,757,000 based on a five and half year term, volatility of 115%, a risk-free of 4.15%, and stock price of $2.85. The fair value of the 2023 Private Warrants were treated as an equity financing cost and recorded as part of the Company’s additional paid-in capital. This resulted in a net zero impact within the Company’s additional paid-in capital.

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

Warrants

A summary of the warrant activity for the Company for the period ended September 30, 2023 is as follows:

	Series A Preferred Stock Warrants (1)	Firestorm Warrants (2)	Secure Education Warrants (3)	2018 Public Offering Warrants (4)	2023 Promissory Notes (5)	2023 Registered Direct Offering (6)	2023 Private Warrants (7)	Total
Active warrants as of January 1, 2023	41,996	631,254	15,556	3,505	-	-	-	692,311
Issued warrants	-	-	-	-	6,250,000	8,126,806	2,850,000	17,226,806
Exercised warrants	(31,525)	-	-	-	-	(7,645,706)	-	(7,677,231)
Expired warrants	-	-	(15,556)	-	-	-	-	(15,556)
Cancelled warrants	-	(631,254)	-	-	-	-	-	(631,254)
Outstanding warrants as of September 30, 2023	10,471	-	-	3,505	6,250,000	481,100	2,850,000	9,595,076
Weighted average strike price of outstanding warrants as of September 30, 2023	$1.03	$-	$-	$1.00	$2.00	$1.82	$3.25	$2.36
Intrinsic value of outstanding warrants as of September 30, 2023	$19,000	$-	$-	$6,000	$5,125,000	$482,000	$-	$5,632,000

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

(5)	On January 18, 2023, in connection with the 2023 Promissory Notes, the Company issued the investors warrants to purchase 6,250,000 shares of its common stock, exercisable over a period of five years, at an exercise price of $2.00 per share. These warrants were exercisable commencing January 18, 2023 and expire on January 18, 2028.
(6)	On March 23, 2023, in connection with the 2023 Register Direct Offering the Company issued (i) pre-funded warrants exercisable for up to an aggregate of 772,853 shares of common stock, (ii) warrants to purchase up to 6,872,853 shares of common stock, and (iii) warrants to the placement agent to purchase up to 481,100 shares of common stock. The exercise price per share of the warrants was $1.455 and each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.001 per share and will expire when exercised in full. Each warrant for the placement agent is exercisable for one share of common stock at an exercise price of $1.8188 per share. These warrants were exercisable commencing March 27, 2023 and expire on March 27, 2028.
(7)	On July 25, 2023, in connection with the 2023 Letter Agreement, the Company issued warrants to purchase 2,850,000 shares of its common stock, exercisable over a period of five and half years, at an exercise price of $3.25 per share. These warrants were exercisable commencing July 25, 2023 and expire on January 25, 2029.

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

Stock compensation expense related to stock options for the three months ended September 30, 2023 and 2022 was $0 and $2,000, respectively, and for the nine months ended September 30, 2023 and 2022 was $0 and $43,000, respectively, and is presented, based on the awardees operating department, as general administrative, selling and marketing and research and development expenses in the unaudited condensed consolidated statements of operations.

A summary of stock option activity under the Company’s 2017 Plan for the period ended September 30, 2023 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding balance as of January 1, 2023	862,380	$1.27	5.29	$172,000
Exercised	(138,833)	1.12
Forfeited	-	-
Expired	(32,373)	3.44
Outstanding balance as of September 30, 2023	691,174	$1.20	3.94	$1,143,000
Exercisable as of September 30, 2023	691,174	$1.20	3.94	$1,143,000

As of September 30, 2023, there was $0 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan.

Restricted Stock Units

Stock compensation expense related to RSU’s for the three months ended September 30, 2023 and 2022 was $1,081,000 and $1,626,000, respectively, and for the nine months ended September 30, 2023 and 2022 was $3,237,000 and $5,370,000, respectively, and is presented, based on the awardees operating department, as general administrative, selling and marketing and research and development expenses in the unaudited condensed consolidated statements of operations.

A summary of RSU activity under the Company’s 2017 Plan for the nine months ended September 30, 2023 is as follows:

	Number of Shares	Weighted Average Unit Price	Weighted Average Remaining Contractual Term (Years)
Outstanding balance as of January 1, 2023	1,940,260	$5.58	1.81
Granted	813,740	1.81	2.07
Vested	(871,303)	5.88	0.81
Forfeited	(167,266)	3.72	1.56
Outstanding balance as of September 30, 2023	1,715,431	$3.82	1.71

All RSUs granted vest upon the satisfaction of a service-based vesting condition.

As of September 30, 2023, there was $4,977,000 of unrecognized stock compensation expense related to unvested RSUs granted under the 2017 Plan that will be recognized over an average remaining period of 1.71 years.

NOTE 12 – LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Basic and diluted loss per share
Net loss from continuing operations	$(10,566)	$(48,128)	$(34,361)	$(76,191)
Net income attributable to shareholders from discontinued operations	-	94	-	289
Net loss attributable to shareholders	$(10,566)	$(48,034)	$(34,361)	$(75,902)
Weighted average common shares outstanding - basic and diluted	66,671,622	53,482,110	61,125,035	48,279,713
Basic and diluted loss per share from continuing operations	$(0.16)	$(0.90)	$(0.56)	$(1.58)
Basic and diluted earnings per share from discontinued operations	-	0.00	-	0.01
Basic and diluted loss per share	$(0.16)	$(0.90)	$(0.56)	$(1.57)
Common stock equivalents excluded due to the anti-dilutive effect	12,001,681	3,709,051	12,001,681	3,709,051

As the Company had a net loss for the three and nine months ended September 30, 2023, the following 12,001,681 potentially dilutive securities were excluded from diluted loss per share: 9,595,076 for outstanding warrants, 691,174 related to outstanding options and 1,715,431 related to outstanding RSUs.

As the Company had a net loss for the three and nine months ended September 30, 2022, the following the following 3,709,051 potentially dilutive securities were excluded from diluted loss per share: 692,311 for outstanding warrants, 960,152 related to outstanding options and 2,056,588 related to outstanding RSUs.

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

General

Overview

Rekor is a technology company dedicated to transforming public safety, urban mobility, and transportation management worldwide. Our AI-driven solutions have been tailored specifically to the unique needs of our customer base in each of these areas. We are working to collect, connect, and organize the world's mobility data, harnessing its full potential to provide in real-time the most essential, actionable and predictive insights. Our innovative approach is designed to make roadway mobility data readily accessible and useful, empowering our customers to make informed decisions and drive meaningful progress towards a better future.

Our operations are conducted primarily by our wholly-owned subsidiaries, Rekor Recognition Systems, Inc., or ("Rekor Recognition"), Waycare Technologies, Ltd., or (“Waycare”), and Southern Traffic Services, Inc., or (“STS”).

Roadway Intelligence

Rekor has become a leader in roadway intelligence by collecting, connecting, and organizing global mobility data since its inception. Today, our comprehensive portfolio of products and services offers multiple cutting-edge Internet of Things ("IoT") devices for roadside data collection, an array of curated and integrated data sets from a network of transportation ecosystem data providers, as well as platforms, applications, and data streams that have been tailored for use by a demanding customer base consisting of federal state and local government agencies and large corporate clients.

We specialize in collecting and aggregating mobility-related data from multiple sources into our Rekor One™ roadway intelligence engine, transforming this data into knowledge and actionable insights, and securely distributing those insights to multiple users across various software platforms and applications. Our proprietary technologies use recent advances in artificial intelligence, machine learning, data analysis, edge processing, and communications. They are designed to be integrated into existing roadway and roadway sensor infrastructure to deliver real-time and predictive analytics that address critical challenges in transportation management, public safety, urban mobility, and other key commercial markets.

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

At Rekor, we are building a future for our customers where the mobility internet is interactive, generating and distributing real-time transportation intelligence to improve traffic management, public safety, maintenance, and emergency services, and planning agencies, as well as by connected and autonomous vehicles. Our primary objective has been and remains to develop unique and differentiated AI-based and edge-based IoT that will play a central role in facilitating this process, while aligning with key partners in the transportation ecosystem to provide the most comprehensive view of roadways. We will continue to optimize our investments to uniquely combine physical and digital infrastructure that is foundational to a new operating system for the roadways. As agencies plan for and build the transportation network of the future, Rekor expects to play a critical and valuable role in meeting the essential need for real-time and predictive roadway intelligence.

Roadway Intelligence Powered by Rekor

Our Rekor One™ roadway intelligence engine is purpose-built to be a single source of truth, powered by AI and fueled by rich data. With access to multiple sources of data and our award-winning AI-driven innovations, we provide a range of solutions that address diverse use cases across various public and private sector segments. Our platforms facilitate the efficient collection, analysis, and distribution of vast amounts of data, unlocking real-time and predictive operational insights that have previously been unavailable. Using our advanced technology and centralized platform, we are well-positioned to provide a single-source of truth for roadway intelligence, and help governments and businesses turn infrastructure data into actionable insights that increase mobility and safety, drive revenue, and power innovation for billions of people and trillions of interactions.

Our Rekor One roadway intelligence engine allows us to deliver a range of solutions that serve government and commercial customers in the public safety, urban mobility and transportation management areas. Within the Rekor One environment, our proprietary algorithms curate data from multiple sources, including edge-based IoT devices, existing roadway sensors, and a growing network of transportation data partners, unlocking multiple trillions of additional data points. We use this data to generate multi-dimensional insights in real-time, and AI-driven predictive analytics that leverage patterns of what happened in the past so that we can forecast what will happen in the future. These insights enable our customers to make better-informed proactive decisions and achieve improved operational efficiency through strategic resource allocation.

Rekor's solutions support diverse use cases, including: 1) traffic reports, including counts showing Federal Highway Administration ("FHWA") mandated vehicle classifications and speed, analytics for bicycle, pedestrians, and other micromobility modes, as well as patterns and hot spots for greenhouse gas emissions, 2) data driven traffic operations and traffic management, real-time incident detection and response, including proactive traffic calming around events, and 3) high-definition ("HD") video traffic surveillance, to assist law enforcement and support intelligence-based policing, including contactless compliance and enforcement, among others. With our advanced technology and domain expertise, we are well-equipped to serve multiple public agencies and private sector segments with comprehensive roadway intelligence.

The Road Ahead

The United States government is investing heavily in upgrading and digitizing the nation’s outdated infrastructure. Recent technological advances, such as edge- and cloud-based computing, artificial intelligence, and the internet of things, have given us an unprecedented opportunity to revolutionize mobility and bridge the divide between rapidly evolving technology and aging infrastructure. We are actively engaged in providing state-of-the-art AI-driven roadway intelligence solutions to enhance public safety, urban mobility, and transportation management. By collecting, connecting, and organizing the world’s mobility data, Rekor delivers precise, real-time, and predictive actionable insights for any moving objects on roadways. We are dedicated to delivering mission-critical solutions that help to create intelligent, secure, and sustainable streets for all communities. The ultimate objective is for Rekor to be a foundational partner in building a digitally-enabled internet and operating system for roadways that will enable smarter, safer, and more eco-friendly mobility for all. Rekor is making mobility data widely accessible and useful for all, empowering customers to make informed decisions and drive meaningful progress towards a brighter future.

Opportunities, Trends and Uncertainties

We look to identify the various trends, market cycles, uncertainties and other factors that may provide us with opportunities and present challenges that impact our operations and financial condition from time to time. Although there are many that we may not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by the following:

●	New Efficiencies and Expanded Uses for Roadway Intelligence – The suite of products and services that we have developed makes use of recent technological developments that significantly lower the cost of existing roadway deployments. These technological developments include the development of improved graphic processing units (“GPU’s”) that feature greater bandwidth and are structured to facilitate parallel processing of larger blocks of data, improvements in cellular technologies that we can take advantage of through more efficient edge processing techniques. Our systems have also been designed to address developments in cellular communications networks through the use of more effective edge processing, enabled both by incorporating the increasingly effective new GPUs into our systems and continual improvements in the efficiency of our AI algorithms. Our edge processing systems ingest local HD video streams at the source and convert the raw video data to text data, dramatically reducing the volume of data that needs to be transferred through the network. Edge processing allows us to scale a network dramatically without the bandwidth, cost, latency and dependability limitations that are experienced by other networks where raw video needs to be streamed to the cloud for processing. The reduced cost and additional capabilities realized as a result of these technological developments have also enabled us to deliver products and services that were previously either unavailable or available only at prohibitive cost. Although our customer base is currently anchored by large government institutions and commercial enterprises, we currently also serve many users who could not afford the cost, or adapt to the restrictions of, conventional systems. These include smaller municipalities, homeowners’ associations, and smaller businesses finding new applications for our software and hardware.
●	AI for Infrastructure – We have been able to develop applications of AI that improve the analysis of conditions on roadways and significantly affect the safety and efficiency of travel. As vehicles move towards further automation, we expect there to be a growing need for real-time data and actionable insights around traffic flow, identification of anomalous and unsafe movements – e.g. wrong way vehicles, stopped vehicles, or/and pedestrians on the roadway. Businesses can also benefit from rapid, lower cost identification of existing and potential customers in streamlining and accelerating local vehicular flow as well as data about the vehicles on the roadway.
●	Connected Vehicle Data – Today’s new vehicles are equipped with dozens of sensors, collecting information about internal systems, external hazards, and driving behaviors. Connected vehicle sensors can provide important information related to hazardous conditions, speed variations, intersection performance, and more. This data is a resource that we are using to help transportation and other agencies gain more visibility about conditions on their roads, supplementing data from existing infrastructure and allowing transportation information from rural areas that are not served by ITS infrastructure to be integrated into the overall analysis.
●

Growing Smart City Market – We expect the availability of faster, higher-accuracy, lower-cost systems to dramatically increase the ability of crowded urban areas to manage traffic congestion and implement smart city programs. According to a United Nations report, about two-thirds of the world population will live in urban areas by 2050. The world’s cities are getting larger, with longer commutes and the resulting impact on the environment and the quality of life. This trend requires forward-thinking officials to manage assets and resources more efficiently. We believe that advancements in “big data” connected devices and artificial intelligence can provide Intelligent Transportation System (“ITS”) solutions that can be used to reduce congestion, keep travelers safe, improve transportation, protect the environment, respond to climate change, and enhance the quality of life. We believe our data-driven, artificial intelligence-aided solutions provide useful tools that can effectively tackle the challenges cities and communities are facing today and will face over the coming decades.

●	Adaptability of the Market – We have made a considerable investment in our advanced vehicle recognition systems because we believe their increased accuracy, affordability and ability to capture additional vehicle data will allow them to compete effectively with existing providers. However, large users of existing technology, such as toll road operators, have long-term contracts with service providers that have made considerable investments in their existing technologies and may not consider the improvements in accuracy or reductions in cost sufficient to justify abandoning their current systems in the near future. In addition, existing providers may be able to reduce the cost of their current offerings or elect to reduce prices and accept reduced profitability while working to develop their own systems or secure advanced systems from others who are also working to develop them. As a result, our success in establishing a major position in these markets will depend on being able to effectively communicate our presence, develop strong customer relationships, and maintain leadership in providing the capabilities that customers want. As with any large market, this will require considerable effort and resources.

●	Expansion of Contactless Compliance Programs – We expect contactless compliance programs to be expanded as the types of vehicle related violations authorized for automated enforcement increase and experience provides localities with a better understanding of the circumstances where it is and is not beneficial. We believe that future legislation will increasingly allow for automated enforcement of regulations such as motor vehicle insurance and registration requirements. Communities are currently searching for better means of achieving compliance with minor vehicle offenses, such as lapsed registrations, and safety issues such as motorists who fail to stop for school buses. For example, due to high rates of fatalities and injuries to law enforcement and other emergency response crews on roadsides, several states are considering authorizing automated enforcement of violations where motorists fail to slow down and/or move over for emergency responders and law enforcement vehicles at the side of the road. To the extent that legislative implementation is required, a deliberative and necessarily time-consuming process is involved. However, as states expand auto-enforcement, the market for these products and services should broaden in the public safety market.
●	Business Development and Marketing – Our ability to compete in a large, competitive and rapidly evolving industry will require us to achieve and maintain a visible leadership position. We have previously made significant investments in our business development, marketing and eCommerce activities to increase awareness and market adoption of our products and services within key markets. We anticipate that a sustained presence in the market, the continued development of strategic partnerships and other economies of scale will reduce the level of costs necessary to support sales of our products and services. However, the speed at which these markets grow to the degree to which our products and services are adopted is uncertain.
●	Pressure on Government Budgets –With increasing needs for resources, government agencies need increasingly affordable, effective, and scalable solutions. With subscription pricing and an intelligent infrastructure approach that accomplishes multiple agency missions, we are uniquely positioned to provide agencies with force-multiplying tools when money and human resources are limited. Agencies are looking to improve public safety, manage resources more effectively, and make an impact on their citizen's quality of life with limited capital expenditure. In addition, states adopting contactless compliance programs may be able to garner significant net cash contributions to their annual budgets while reducing the number of non-compliant vehicles on their roadways.
●	Infrastructure Investment and Jobs Act (“IIJA”) and the Bipartisan Infrastructure Law (“BIL”) - The IIJA, signed into law on November 15, 2021, provides for significant national investments in the transportation systems in the United States, including over $150 billion in new spending on roadway infrastructure, including intelligent transportation systems. We believe that our comprehensive offering of solutions positions the Company well to emerge as a technology leader in the expanded market for roadway intelligence that will benefit from this legislation. We have identified opportunities to access federal funding streams, and we are working to implement a program that capitalizes on this unprecedented U.S. federal investment in public safety, homeland security, and transportation infrastructure and ensures that our customers are positioned to capture as much of this extraordinary government spending as possible. Beyond the many recurring federal grant programs that could support customer purchases, and the $350 billion in American Rescue Plan Act allocations that public agencies are receiving now, we are particularly excited about the prospect of benefitting from the following new grant sources that are contained in the IIJA: $200 million annually for a “Safe Streets and Roads for All” program that would make competitive grants for state projects that significantly reduce or eliminate transportation-related fatalities. $150 million for the current administration to establish a grant program to modernize state data collection systems $500 million for the Strengthening Mobility and Revolutionizing Transportation (“SMART”) Grant Program that would support demonstration projects on smart technologies that improve transportation efficiency and safety.

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

Operating Expenses

Our operating expenses consist of general and administrative expenses, sales and marketing, research and development and depreciation and amortization. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, payroll taxes and stock-based compensation expenses. Operating expenses also include impairment of assets.

General and Administrative

General and administrative expenses consist of personnel costs for our executive, finance, legal, human resources, and administrative departments. Additional expenses include office leases, professional fees, and insurance.

We expect our general and administrative expenses to continue to remain high for the foreseeable future due to the costs associated with our growth and the costs of accounting, compliance, legal, insurance, and investor relations as a public company. Our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses. However, our general and administrative expenses have decreased as a percentage of our revenue and, to the extent we continue to be successful in generating increased revenue, we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Revenue	$9,119	$6,778	$23,867	$13,455
Cost of revenue, excluding depreciation and amortization	4,320	3,655	11,319	7,445

Operating expenses:
General and administrative expenses	6,871	6,775	19,941	22,232
Selling and marketing expenses	1,498	2,432	5,441	6,390
Research and development expenses	4,270	4,911	14,011	13,772
Depreciation and amortization	1,963	1,852	5,925	4,477
Goodwill impairment	-	34,835	-	34,835
Total operating expenses	14,602	50,805	45,318	81,706

Loss from operations	(9,803)	(47,682)	(32,770)	(75,696)
Other income (expense):
Gain on extinguishment of debt	-	-	527	-
Interest expense, net	(906)	(21)	(2,576)	(46)
Other income (expense)	143	(1,379)	458	(1,403)
Total other income (expense)	(763)	(1,400)	(1,591)	(1,449)
Loss before income taxes	$(10,566)	$(49,082)	$(34,361)	$(77,145)

Comparison of the Three and Nine Months Ended September 30, 2023 and the Three and Nine Months Ended September 30, 2022

Total Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Revenue	$9,119	$6,778	$2,341	35%	$23,867	$13,455	$10,412	77%

The increase in revenue for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily attributable to our acquisition of STS in June 2022. During the nine months ended September 30, 2023, revenue attributable to STS was $10,740,000, compared to $3,990,000 for the nine months ended September 30, 2022.

The other main driver of revenue growth during three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022 was attributable to sales of the Company's software and its contactless compliance program which both increased in revenue.

Cost of Revenue, Excluding Depreciation and Amortization

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Cost of revenue, excluding depreciation and amortization	$4,320	$3,655	$665	18%	$11,319	$7,445	$3,874	52%

For the three and nine months ended September 30, 2023, cost of revenue, excluding depreciation and amortization increased compared to the corresponding prior periods primarily due to an increase in personnel and other direct costs such as hardware that were incurred to support our increase in revenue.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Operating expenses:
General and administrative expenses	$6,871	$6,775	$96	1%	$19,941	$22,232	$(2,291)	-10%
Selling and marketing expenses	1,498	2,432	(934)	-38%	5,441	6,390	(949)	-15%
Research and development expenses	4,270	4,911	(641)	-13%	14,011	13,772	239	2%
Depreciation and amortization	1,963	1,852	111	6%	5,925	4,477	1,448	32%
Goodwill impairment	-	34,835	(34,835)	-100%	-	34,835	(34,835)	-100%
Total operating expenses	$14,602	$50,805	$(36,203)	-71%	$45,318	$81,706	$(36,388)	-45%

General and Administrative Expenses

General and administrative expenses during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, remained consistent period over period.

The decrease in general and administrative expenses during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily due to a $3,458,000 decrease in personnel costs which was primarily related to a decrease in payroll and payroll related expenses, as well as share-based compensation expense. This decrease was partially offset by a $429,000 increase in our insurance expenses.

Selling and Marketing Expenses

The decrease in selling and marketing expenses during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was primarily due to a $645,000 decrease in personnel costs which was primarily related to a decrease in payroll and payroll related expenses.

The decrease in selling and marketing expenses during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily due to a $551,000 decrease in personnel costs which was primarily related to a decrease in payroll and payroll related expenses. Additionally, there was a $267,000 decrease in advertising expenses.

Research and Development Expense

The decrease in research and development expenses during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was primarily due to a $427,000 decrease in personnel costs which was primarily related to a decrease in payroll and payroll related expenses.

Research and development expenses during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, remained consistent period over period.

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

Other Income (Expense)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2023	2022	$	%	2023	2022	$	%
Other income (expense):
Gain on extinguishment of debt	$-	$-	$-	-	$527	$-	$527	100%
Interest expense, net	(906)	(21)	(885)	4214%	(2,576)	(46)	(2,530)	5500%
Other income (expense)	143	(1,379)	1,522	110%	458	(1,403)	1,861	133%
Total other income (expense)	$(763)	$(1,400)	$637	46%	$(1,591)	$(1,449)	$(142)	-10%

Interest expense increased period over period due to the issuance of the 2023 Promissory notes.

Gain on extinguishment of debt is a result of the settlement agreement in the Firestorm litigation. As part of the settlement, we recorded a reduction to notes payable, the related accrued interest and other assets and liabilities which were part of the Firestorm entities.

Other income (expense) increased in the current period compared to the prior period as a result of a legal settlement.

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

The following table sets forth the components of the EBITDA and Adjusted EBITDA for the periods included (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss from continuing operations	$(10,566)	$(48,128)	$(34,361)	$(76,191)
Income taxes	-	(954)	-	(954)
Interest	906	21	2,576	46
Depreciation and amortization	1,963	1,852	5,925	4,477
EBITDA	$(7,697)	$(47,209)	$(25,860)	$(72,622)

Share-based compensation	$1,081	$1,628	$3,237	$5,413
Goodwill impairment	-	34,835	-	34,835
Gain on extinguishment of debt	-	-	(527)	-
Adjusted EBITDA	$(6,616)	$(10,746)	$(23,150)	$(32,374)

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

The following table sets forth the components of the Adjusted Gross Profit and Adjusted Gross Margin for the periods included:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands, except percentages)		(Dollars in thousands, except percentages)
Revenue	$9,119	$6,778	$23,867	$13,455
Cost of revenue, excluding depreciation and amortization	4,320	3,655	11,319	7,445
Adjusted Gross Profit	$4,799	$3,123	$12,548	$6,010
Adjusted Gross Margin	52.6%	46.1%	52.6%	44.7%

Adjusted Gross Margin for the three and nine months ended September 30, 2023 increased compared to the three and nine months ended September 30, 2022. As the Company continues to scale and standardize it product offerings it has begun to realize operational efficiencies that have resulted in an improved Adjusted Gross Margin. Additionally, during the three and nine months ended September 30, 2023, the Company had a higher mix of software sales which typically carry a higher Adjusted Gross Margin.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Recurring revenue	$4,827	$4,839	$(12)	0%	$14,803	$8,616	$6,187	72%

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

The following table presents a summary of total contract value (dollars in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Total Contract Value	$8,400	$4,839	$3,561	74%	$38,126	$8,616	$29,510	343%

The increase in total contract value is primarily related to large statewide contracts that closed across all three customer markets.

Performance Obligations

As of September 30, 2023, we had approximately $30,203,000 of contracts that were closed prior to September 30, 2023 but have a contractual period beyond September 30, 2023. This represents an increase of $8,791,000 or 41% compared to $21,412,000 of performance obligations as of December 31, 2022. These contracts generally cover a term of one to five years, in which the Company will recognize revenue ratably over the contract term. We currently expect to recognize approximately 73% of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the following four years. On occasion, our customers will prepay the full contract or a substantial portion of the contract. Amounts related to the prepayment of the contract related to the performance obligation for a service period that is not yet met are recorded as part of our contract liabilities balance.

The increase in total performance obligations is primarily related to our acquisition of STS.

Lease Obligations

As of September 30, 2023, we had material leased building space at the following locations in the U.S. and Israel:

●	Columbia, Maryland – The corporate headquarters
●	Tel Aviv, Israel

We believe our facilities are in good condition and adequate for their current use. We expect to improve, replace and increase facilities as considered appropriate to meet the needs of our planned operations.

Liquidity and Capital Resources

The following table sets forth the components of our cash flows from continuing operations for the periods included (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
			$	%
Net cash used in operating activities	$(26,666)	$(30,374)	$3,708	12%
Net cash provided by (used in) investing activities	646	(10,447)	11,093	106%
Net cash provided by financing activities	31,360	22,817	8,543	37%
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$5,340	$(18,004)	$23,344	130%

Net cash used in operating activities for the nine months ended September 30, 2023 had a decrease of $3,708,000, which was primarily attributable to the reductions in expenses from continuing operations.

The net decrease in net cash used in investing activities of $11,093,000 was primarily due to a decrease in the outflow of funds used for capital expenditures. Additionally, during the nine months ended September 30, 2022, the Company had net cash outflows of $6,389,000 related to the acquisition of STS.

Net cash provided by financing activities for the nine months ended September 30, 2023 increased by $8,543,000 from the prior nine month period ended September 30, 2022. During the nine months ended September 30, 2023, as part of our 2023 Promissory Notes and the 2023 Registered Direct Offering, we received net proceeds of $11,100,000 and $9,159,000, respectively. Additionally, in the third quarter of 2023, we received gross proceeds of $10,996,000 related to the exercise of warrants associated to the 2023 Registered Direct Offering. In the prior comparable quarterly period, through our 2022 Sales Agreement, we received net proceeds, after deducting the underwriting discounts and commissions and offering expenses payable by us, of $22,758,000.

For the three and nine months ended September 30, 2023 and 2022, we funded our operations primarily through cash from operating activities, the issuance of debt and the sale of equity. As of September 30, 2023, we had cash and cash equivalents from continuing operations of $7,359,000 and working capital of $3,579,000, as compared to cash and cash equivalents of $2,178,000 and a working capital deficit of $6,010,000 as of December 31, 2022.

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

We have generated losses since our inception and have relied on cash on hand and external sources of financing to support cash flow from operations. We attribute losses to non-capital expenditures related to the scaling of existing products, development of new products and service offerings and marketing efforts associated with these products and services. As of and for the nine months ended September 30, 2023, we had working capital from continuing operations of $3,579,000 and a loss from continuing operations of $34,361,000.

Our cash increased by $4,891,000 for the nine months ended September 30, 2023 primarily due to external financing which was offset by the loss from continuing operations of $34,361,000.

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

During the third quarter of 2023, the institutional investor connected to the 2023 Registered Direct Offering exercised 6,872,853 of the Registered Direct Warrants into an equal number of shares of the Company's common stock. The Company received gross proceeds from the exercise of the Registered Direct Warrants of approximately $10,996,000.

As of September 30, 2023, we did not have any material commitments for capital expenditures.

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

Based on management’s review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

New Registered Direct Warrants

On July 25, 2023, we entered into a letter agreement with an institutional investor in connection with the Registered Direct Warrants. Pursuant to the letter agreement, we agreed to issue to the institutional investor 2,850,000 unregistered warrants (the "2023 Private Warrants") to purchase shares of our common stock in exchange for the imposition of volume and trading restrictions on the 6,872,853 shares of common stock issued to the institutional investor in connection with exercise of the 2023 Private Warrants. The 2023 Private Warrants terminate on January 25, 2029, and are exercisable after issuance only for cash. The 2023 Private Warrants have an exercise price of $3.25 per share. The shares of common stock underlying the 2023 Private Warrants have been registered for resale on Form S-3.

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

Rekor Systems, Inc.

By:	/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	Chief Executive Officer Principal Executive Officer
Date:	November 14, 2023

By:	/s/ Eyal Hen
Name:	Eyal Hen
Title:	Chief Financial Officer Principal Financial and Accounting Officer
Date:	November 14, 2023