Form 10-K
period 2023-12-31
Rekor Systems, Inc.
filed 2024-03-25
CIK 1697851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $85.8 million.

As of March 25, 2024, the Registrant had 85,324,918 shares of common stock, $0.0001 par value per share outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

Rekor is working to revolutionize public safety, urban mobility, and transportation management using AI-powered solutions designed to meet the distinct demands of each market we serve. We work hand-in-hand with our customers to deliver mission-critical traffic and engineering services that assist them in achieving their goals. Our vision is to improve the lives of citizens and the world around them by enabling safer, smarter, and greener roadways and communities. We work towards this  by collecting, connecting, and organizing mobility data, and making it accessible and useful to our customers for real-time insights and decisioning for situational awareness, rapid response, risk mitigation, and predictive analytics for resource and infrastructure planning and reporting.

To achieve these goals, we have developed a robust, interconnected hardware infrastructure and advanced, purpose-built software platforms. These powerful tools, enriched by a diverse range of data and state-of-the-art AI, can produce a level of roadway intelligence that we believe is unmatched. Our solutions empower clients to efficiently manage and optimize the complex interactions of vehicles in motion, ensuring smooth operations within and around public safety, urban mobility, and transportation systems.

Our operations are conducted primarily by our wholly-owned subsidiaries, Rekor Recognition Systems, Inc. ("Rekor Recognition"), Waycare Technologies, Ltd. (“Waycare”), Southern Traffic Services, Inc. (“STS”), and All Traffic Data Systems (“ATD”).

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

According to a report from the American Society of Civil Engineers ("ASCE"), US infrastructure has been graded a C minus, indicating that there is significant and urgent need for improvement. Over 65% of the 4.2 million miles of US roadways are rated in poor condition, which impacts the safety of drivers and passengers. The issue of congestion is also a serious concern, estimated to cost US citizens a whopping $120 billion per year in economic and productivity losses. Furthermore, transportation-related greenhouse gas emissions – motorists' emissions, particularly when trapped in traffic account for a significant proportion of the country's total emissions are a leading contributor to declining sustainability, which has far-reaching environmental impacts. Addressing the road infrastructure issue is imperative for both economic and ecological reasons. Last but not least, tragically, more than 43,000 people lose their lives each year while using the nation's transportation network of streets, roads, and highways, which represents a stark failure in public safety and policy. If these transportation network issues remain unaddressed, it has been projected that the United States will face a $10 trillion loss in its gross domestic product.

To address these urgent issues and ensure the competitiveness of the US economy, an unprecedented amount of funding has been made available from the federal government through the Infrastructure Investment and Jobs Act ("IIJA"), the Inflation Reduction Act, and the CHIPS and Science Act, that is available to help create a digitally-enabled transportation infrastructure that can serve the public good and provide new economic value. This represents a once-in-a-generation level of investment and bipartisan support for creating and scaling digital transportation infrastructure for the 21st century. Rather than a complete reset or rebuilding of infrastructure, the focus is rather to leverage their power of funding and policymaking to build on previous investments, promote new technology layers, and ensure universal access to digital infrastructure systems throughout the country.

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

We specialize in collecting and aggregating mobility-related data from multiple sources into our Rekor One® roadway intelligence engine, transforming this data into knowledge and actionable insights, and securely distributing those insights to multiple users across various software platforms and applications. Our proprietary technologies use recent advances in artificial intelligence, machine learning, data analysis, edge processing, and communications. They are designed to be integrated into existing roadway and roadway sensor infrastructure to deliver real-time and predictive analytics that address critical challenges in transportation management, public safety, urban mobility, and other key commercial markets.

By applying a multi-layer architectural approach and protocols inspired by the Open System Interconnection ("OSI") model, which was instrumental in creating computer operating systems in the 1970s and the internet in the 1980s, we are collaborating with members of the Rekor Partner Network to integrate various transportation infrastructure systems – hardware, technology, and datasets - into a cohesive network of roadway intelligence assets and insights. This involves consolidating fragmented and disparate systems, as well as adding new layers of connectivity, to create a unified environment. To achieve this goal, we are working closely with a wide range of stakeholders, including local and federal government agencies, law enforcement, transit providers, infrastructure owners/operators, automotive OEMs, and technology, communications and data providers.

At Rekor, we are forging a future where the mobility internet is not just connected, but interactive, delivering real-time roadway intelligence to revolutionize traffic management, public safety, maintenance, emergency services, and planning agencies, as well as supporting connected and autonomous vehicles. Our enduring mission is to innovate and perfect a unique, AI-driven, and edge-based IoT network. This network is designed to be pivotal in this transformation, working in harmony with key partners in the transportation and public safety ecosystem to deliver the most comprehensive insights impacting safety, health, and sustainability for roadways, communities, and citizens.

Our commitment is to continue to focus our investments, merging physical and digital infrastructure to lay the groundwork for a new, advanced operating system for roadways. As we move forward, Rekor is positioned to play an indispensable and impactful role, supporting private and public agencies as they design and construct digital infrastructure operating system of the future. We are dedicated to fulfilling the critical demand for real-time and predictive roadway intelligence, ensuring that our solutions are not just innovative but also instrumental in shaping the future of public safety, urban mobility, and transportation management.

Roadway Intelligence Powered by Rekor

Our Rekor One® roadway intelligence engine is purpose-built to be a single source of truth, powered by AI and fueled by rich data. With access to multiple sources of data and our award-winning AI-driven innovations, we provide a range of solutions that address diverse use cases across various public and private sector segments. Our platforms facilitate the efficient collection, analysis, and distribution of vast amounts of data, unlocking real-time and predictive operational insights that have previously been unavailable. Using our advanced technology and centralized platform, we are well-positioned to provide a single-source of truth for roadway intelligence, and help governments and businesses turn infrastructure data into actionable insights that increase mobility and safety, drive revenue, and power innovation for billions of people and trillions of interactions.

Our Rekor One® roadway intelligence engine allows us to deliver a range of solutions that serve government and commercial customers in the public safety, urban mobility and transportation management areas. Within the Rekor One® environment, our proprietary algorithms curate data from multiple sources, including edge-based IoT devices, existing roadway sensors, and a growing network of transportation data partners, unlocking multiple trillions of additional data points. We use this data to generate multi-dimensional insights in real-time, and AI-driven predictive analytics that leverage patterns of what happened in the past so that we can forecast what will happen in the future. These insights enable our customers to make better-informed proactive decisions and achieve improved operational efficiency through strategic resource allocation.

Rekor's solutions support diverse use cases, including: 1) traffic reports, including counts showing Federal Highway Administration ("FHWA") mandated vehicle classifications and speed, analytics for bicycle, pedestrians, and other micro-mobility modes, as well as patterns and hot spots for greenhouse gas emissions, 2) data driven traffic operations and traffic management, real-time incident detection and response, including proactive traffic calming around events, and 3) high-definition ("HD") video traffic surveillance, to assist law enforcement and support intelligence-based policing, including contactless compliance and enforcement, among others. With our advanced technology and domain expertise, we are well-equipped to serve multiple public agencies and private sector segments with comprehensive roadway intelligence.

To summarize, the Rekor One® roadway intelligence engine, along with our Rekor Partner Network allows us to collect, connect, and organize more data from the roadways than ever before possible, and generate rich insights that enable our customers to make thoughtful decisions impacting their communities every day. With our deep expertise and technology, Rekor is well positioned to help businesses and governments unlock the true potential of their infrastructure data, driving innovation and enhancing the lives of billions of people worldwide.

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

Platforms, Products, and Solutions

Rekor's revenue streams are driven by our cutting-edge software and data services, along with complementary hardware and peripheral products. The Rekor One® platform is the central hub of an integrated operating system, supporting the assimilation, analysis, and distribution of data from various sources. Our sales strategy involves offering subscriptions for our software solutions, utilizing the software as a service (“SaaS”) model. These subscriptions can be provided with or without hardware sales, and our platform is designed to enable customers to enhance their existing sensor network by integrating our proprietary sensors into the network over time. While we may continue to offer long-term licenses for certain strategic partnerships, we anticipate that the bulk of our revenue will come from our innovative subscription-based model.

MARKET
URBAN MOBILITY
TRANSPORTATION MANAGEMENT
PUBLIC SAFETY
ALL INDUSTRIES
ENGINE
REKOR ONE
INTELLIGENCE ENGINE
Rekor One® is the Roadway Intelligence Engine that powers our platforms and applications. Utilizing our proprietary intellectual property — including computer vision, edge processing, pattern recognition and predictive algorithms — Rekor One ingests billions of data points from multiple sources and transforms this data into intelligence.
PLATFORM
REKOR DISCOVER
Inspired by the fearless challenging of the status quo in pursuit of observable growth, Rekor Discover™ uncovers illuminating insights by transforming roadway data into measurable, reliable traffic knowledge that paints a full picture of how vehicles move and the impact they make. Discover empowers users to envision a sustainable future with calmer traffic and cleaner air.
REKOR COMMAND
Inspired by the critical coordination of mission operations from launch to success, Rekor Command™ proactively prepares transportation departments for the unknown. By fusing machine learning and predictive analytics with rich third-party data, Command automatically identifies effecting events and highlights roadway zones at risk to safeguard those that navigate our roads everyday.
REKOR SCOUT
Inspired by the pioneering spirit to confidently explore ahead and gather intel, Rekor Scout® automatically detects license plates and vehicles to resolve key characteristics and pinpoint coordinates. Proprietary license plate and vehicle recognition algorithms alert on vehicles of interest in real-time, constructing a shield of safety around our communities.
DEVELOPER ECOSYSTEM
Rekor's Developer Ecosystem allows customers from a variety of industries to purchase and access data, data services, and micro-services through standalone applications, APIs, and SDKs. Our data and technology solves for complex issues across countless use-cases without the need to build specifically tailored platforms.
APPLICATIONS
• Class, Count, and Speed
• Vehicle Insite
• Event Detection
• Performance Measurement
• Transit Management
• Roadway Response
• Community Connect
• Rekor Scout® Basic
• Rekor Scout® Pro
• Rekor CarCheck® (API)
• Vehicle Recognition SDK
• Rekor AutoNotice™ (standalone application)

  Rekor One® Intelligence Platform

Rekor One®, is the bedrock of our cutting-edge AI-powered roadway intelligence platforms, serving multiple missions with modular and rapid development capabilities. Our proprietary technology and machine learning models power all our solutions, including Rekor Command™ for transportation management, Rekor Discover™ for urban mobility, Rekor Scout® for public safety, plus various commercial use cases.

The security of Rekor One®, and all our market facing solutions is our top priority. We use industry-leading security technologies and standards, including end-to-end encryption and proprietary data filters, to ensure that all captured and connected data is protected from unauthorized access or use. We adhere to strict privacy protocols and provide customers with 24/7 access to their data until it is purged. Our platform is hosted on AWS GovCloud for secure data handling and stored in secure databases with limited access only to authorized system administrators. Moreover, Rekor One® incorporates a privacy filter that uses a proprietary algorithm to strip personally identifiable information (“PII”) from data, ensuring that data privacy is safeguarded.

  Rekor Command™ for Transportation Management

Commuters today face staggering congestion, widespread safety concerns, and rising fatalities that are made far worse by outdated, siloed transportation and traffic management systems that are often overwhelmed by large amounts of unusable data. Rekor enables municipalities to transform their approach to transportation management by sourcing, managing, and transforming massive amounts of data, including connected vehicle, event, construction, weather, telematics, existing customer infrastructure, and much more, into actionable insights through AI-enabled technology. Authorities can now shift from being siloed and reactive to an interoperable and proactive approach, saving lives, improving traffic flow, and reducing pollution in their cities. Rekor Command™ acts as a seamless command center for traffic operations and traffic management centers so they can have a holistic view of their roadways in real-time, and take appropriate action to help improve safety, sustainability, and efficiency for citizens across their communities. It’s been built to identify more incidents faster, to enable proactive traffic management through crash-risk prediction, and to do this in a collaborative way connecting agencies and stakeholders, including notifying citizens and the public. As a comprehensive cross-agency platform, Rekor Command™ offers dedicated applications for traffic management centers, freeway service patrol, first responders and maintenance crews, aligning them all to better address traffic challenges while arming them with the vital information needed to identify, manage, and recover from incidents, events and irregularities on their roadways.

Rekor Command™ – Roadway Monitoring Core Application & Events Management Application

The Roadway Monitoring Core application and Events Management application are fundamental applications that sit within the Rekor Command™ platform providing cross-agency incident detection and management functionality that allows customers to effectively implement incident detection and management within their existing workflows while accessing real-time information needed to rapidly identify, manage, and recover from incidents. Traffic management agencies are able to access a live map view of their roadways and are alerted to irregular events and potential incidents that have been identified through AI assisted analysis of multiple sources of data. Once confirmed by the agency, multiple responders are notified to rapidly approach and clear the roadways, enabling traffic to continue and roadway safety to improve.

Rekor Command™ – Community Connect Application

The Community Connect application within the Rekor Command™ platform allows agencies to integrate with systems that can notify public in real-time of events or incidents that are impacting the roadway. This application is a channel for agencies to interact directly with the public, keeping citizens up to date and aware of potentially dangerous events and incidents to help prevent additional incidents from occurring.

Rekor Command™ – Advanced Analytics Application

The Advanced Analytics application within the Rekor Command™ platform provides agencies with reporting capabilities to archive incident and event information, as well as analytics to help users better understand trends, patterns, and planning. This helps Departments of Transportation ("DOTs") to understand historic patterns and arms them with the insights needed to make more proactive decisions around resource allocation and planning.

Rekor Command™ – Road Conditions Application

The Road Conditions application within the Rekor Command™ platform provides several layers of critical information about real-time conditions happening on an agency’s roadways, including real-time weather information with high geospatial specificity, regular and irregular congestion, heightened crash risk, transit impact, and current roadway status. These additional insights and data feeds help further the real-time view agencies have of their roadways and provide additional layers of information that drive decision-making.

Rekor Command™ – Asset View Application

The Asset View application within the Rekor Command™ platform allows agencies to integrate with their existing assets on the roadway and showcase these assets in real-time within the Command platform. Agency assets become an additional layer of data to drive decision making and resource allocation. Assets that are typically integrated include freeway service patrol vehicles, highway police vehicles, city police vehicles, fire department vehicles, construction vehicles, EMS, maintenance vehicles, street sweep vehicles, and snowplows.

Rekor Discover™ for Urban Mobility

Traditional approaches to capturing roadway and infrastructure analytics for planning and engineering employ expensive, manual processes that use antiquated technology to capture a fraction of the information needed for a fraction of the time. Cities, states, and municipalities know that having a clear and accurate picture of what’s happening in and around the roadway is critical as they plan and invest in the infrastructure needed for smart cities, smart transit, self-driving vehicles, and multi-modal movement across their geographies. The Rekor Discover™ platform ingests data from Rekor’s state-of-the-art hardware and fully automates comprehensive analytics and actionable insights about the movement of objects across the roadway. Whether its passenger vehicles, or multi-axle commercial trucks, Rekor Discover™ pulls ground truth insights, both in real-time and historically, allowing agencies to better organize and execute their next-generation roadway planning and city building initiatives in a smart, safe, and future-proof way. Customers access their dashboard on web-based cloud instances and review on-demand traffic reports and analytics that breakdown vehicle volumes and patterns, FHWA 13-bin vehicle classification, electric vehicle volumes and hot spots, geospatial greenhouse gas emissions from vehicles, smog scores, average and spot speeds, along with a variety of other insights. In addition to agencies, many businesses need to understand the vehicle flow, patterns, types, and other important analytics regarding vehicles in their geographies. Whether it is an engineering firm collecting roadway data for their customers, or a real estate developer planning development in a specific area, the capture of accurate, holistic roadway data is valuable for their unique use cases.

Rekor Discover™ – Count, Class and Speed Application

The Count, Class and Speed ("CCS") application within the Rekor Discover™ platform delivers per vehicle record ("PVR") data and analytics that fully automate FHWA reporting requirements for 13-bin classification. Agencies can leverage Rekor’s portable or fixed AI-based systems to capture this data in a fully automated way and then access this rich data in real-time through the CCS application's cloud-based dashboards. In addition to FHWA-13 vehicle category classification, the application also provides vehicle counting, traffic data, and speed reporting, all accessible by different agencies determined time frames. Agencies can generate reports and extract data through a REST API or also by exporting data in multiple Traffic Monitoring Guide ("TMG") standard formats (PRN, .CSV, and .PDF) for integration with the tools they may already be using. With this technology agencies can make better-informed planning decisions with ground truth information.

Rekor Discover™ – Vehicle Insite Application

Rekor Discover’s Vehicle Insite application analyzes real-time video to provide actionable, on-property vehicle intelligence such as vehicle characteristics,  Electric Vehicle (EV) statistics and other visit metrics. Utilizing state-of-the-art AI and high-definition camera systems, Vehicle Insite delivers real-time traffic data to deepen the customer’s understanding of the vehicles visiting their properties, enabling enriched experiences and targeted marketing initiatives. Our Visit Metrics feature assists in the analysis of traffic flow patterns to prepare and plan for volume fluctuations, enabling a smooth and efficient experience. Our Vehicle Characteristics feature provides vehicle demographics to leverage in the creation of targeted marketing campaigns that engage and attract the ideal customer segments. Our Vehicle Characteristics feature provides vehicle demographics to leverage in the creation of targeted marketing campaigns that engage and attract the ideal customer segments. The Vehicle Insite application helps users better plan for electric vehicle ("EV") charge station deployment, understand the movement of EVs and their adoption, and gather insights on where emissions and greenhouse gases are emitted from the roadway. The application provides cloud-based dashboards and reports the count of EVs, provides heatmaps for EVs as well as a breakdown of EV models, greenhouse gas emissions and smog, and other useful metrics. Agencies can leverage Rekor’s AI-based systems to capture this data in a fully automated way and then access this rich data in real-time through the sustainability planning application.

Rekor Scout® for Public Safety

Rekor is helping to transform the typically siloed, reactive, single-purpose world of legacy law enforcement and security technology with real-time, AI-driven solutions that act as connectors between agencies and force multipliers in a chronically under-resourced space. The Rekor Scout® platform fully automates previously manual processes with collaborative solutions that keep all stakeholders apprised of developing situations and accelerate reaction times to incidents and offenders. The platform provides accurate license plate and vehicle recognition on nearly any IP, traffic, or security camera. It provides integrated AI support for both existing cameras and any proprietary Rekor AI systems in the network and displays results on a web-based dashboard that can be accessed from anywhere by any authorized user. The platform can connect authorized law enforcement agencies to National Crime Information Center (“NCIC”) lists, allowing them to establish customized hotlists with alerts, apply customized data retention policies and share data with other agencies. Vehicles listed on "blacklists" (stolen, terrorists, amber alerts, etc.) generate an alarm in the dispatching room so that they can be intercepted by a patrol. Millions of cars per week are automatically checked in this way. Through this platform agencies can access real-time alerting, forensic research tools, and investigative tools that accelerate public safety and security missions. Agencies and customers can access plate data by state or province from over 50 countries together with the vehicles’ make, model, color, body type, and direction of travel. Users can also access subtle and unique vehicle characteristics including rust, the presence of a roof rack, mismatched paint, or the like, which can be used for investigative policing and forensics. When combined with high performance reads, parallel processing capability and best-in-class hardware such as those built and deployed by Rekor, Rekor Scout® can be an absolute force multiplier capturing license plate data and vehicle characteristics across multiple lanes at high vehicle speeds with a high degree of accuracy.

Rekor Scout® can also be accessed through a smartphone app designed specifically for law enforcement. This app enables advanced data capture by public safety officers in the palm of the hand, providing access to extremely accurate license plate recognition in areas not covered by stationary or mobile sensors, even where there is no network connectivity. The mobile application retrieves vehicle license plate number and state of registration and automatically organizes information by sessions, capturing date, location, and timestamp. Verified reads then sync with the Rekor Scout® platform, and users can receive in-app alerts using plate matches from custom and connected hotlists. With on-device encrypted lists and data, the mobile application is compliant with the Federal Bureau of Investigation’s Criminal Justice Information System (“CJIS”).

Through our eCommerce platform, we also offer commercial versions of Rekor Scout® which are sold as a subscription service. Rekor Scout® for commercial users includes specialized offerings that bring value to a variety of industries including parking, retail, logistics and security.

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

Rekor CarCheck® Application Program Interface ("API")

Rekor CarCheck® allows our powerful AI based vehicle and license plate recognition technology to be conveniently accessed for a wide range of commercial applications. This API supports nearly any programming language, analyzes still images of vehicles from different countries and responds in seconds with accurate license plate data, vehicle make, model, body type, color and orientation.

Rekor Hardware Products

Rekor’s portfolio of AI-based state-of-the-art hardware products are purpose-built to optimize the value of our software as well as bring the advantages of edge processing to capture real-time roadway data. Data capture, aggregation and AI/ML analysis is done on device, at the point of capture on the roadway, so that it can be efficiently delivered to the point of use without processing delays. This reduces costs and enables our systems to work with significantly reduced bandwidth requirements, allowing us to deploy in almost any area, at scale, gathering insights from the roadway in real-time where it matters.

Rekor Edge Max™

Rekor Edge Max™ is a fixed traffic data collection system that captures and transforms high-resolution roadway data into holistic traffic insights. Engineered for high-speed primary roadways and highways up to 120 mph, 3-4 lanes (up to 6 lanes with dual cameras), and 300 ft max range, Edge Max seamlessly captures and processes vehicle data on-device and from advanced distances. The system features a durable enclosure, onboard modem, easy mounting, optional solar power, and can be configured with two cameras to increase capture range. The system captures and analyzes vehicles using the embedded Edge Processing Unit ("EPU") and AI-powered video processing. The Edge Max can be integrated into a network and features an onboard modem, easy mounting, optional solar power, and can even be configured with multiple cameras to increase capture range.

Rekor Edge Pro™

Rekor Edge Pro™ is a complete vehicle recognition solution that can be used on a standalone basis or integrated into a network. Engineered for roadway speeds up to 70 mph, 1-2 lanes, and 75 ft max range, the system can be deployed in neighborhoods, campuses, business districts, and can also be used for parking and access control. It captures and processes data on-device within a durable enclosure. The unit is simple to install and features optional solar power that expands the number of locations where Rekor Edge Pro™ can meet the customer’s needs.

Rekor Edge Flex™

Rekor Edge Flex™ is a non-intrusive, portable data collection system that captures and transforms high-speed roadway data into holistic traffic insights. Powered by a range of modular batteries,  the Edge Flex is designed for temporary studies lasting 1 to 7 days. Edge Flex captures up to 12 lanes of traffic and employs AI-powered video processing to analyze it on site using the embedded EPU. Vehicle category classification, vehicle counts, and speed reports are made available in web-based dashboards or exported in multiple file formats that meet TMG standards.

Rekor Traffic Services

With the addition of STS in 2022 and ATD in 2024, Rekor offers 3000+ personnel-years of unparalleled traffic data collection and traffic engineering expertise and services to our customers using both traditional and AI-based approaches. Traffic services include, but are not limited to the following:

Our global presence features an installation base spanning the United States and several international countries, allowing us to deploy our highly experienced field staff anywhere to ensure our commercial and government clients receive tailored solutions irrespective of their geographical location.

Traditional Traffic Studies

Rekor's traditional traffic studies serve as the cornerstone for both permanent and temporary traffic analytics projects, delivering vital data and insights for those involved in the planning and management of roadway infrastructure and commercial initiatives. Our team of experts provides accurate vehicle volume counts all year round, every hour of the day, supporting trend analysis, real-time adjustments, and the advancement of traffic management systems. We emphasize tailoring our approach to meet specific goals, ensuring that each project is conducted efficiently, effectively, and in a cost-conscious manner.

Innovative AI-driven Traffic Studies

For agencies seeking to enhance their traffic management services, Rekor presents the cutting-edge AI-driven Rekor Edge Series. These solutions, available in both portable and permanent formats, mark a significant departure from traditional methods. They can be deployed quickly at roadside locations, eliminating the need for manual data collection in potentially dangerous or traffic-heavy areas.

Transitioning to Rekor’s AI-driven systems not only increases the accuracy and efficiency of traffic data collection but also prioritizes the safety of road workers by minimizing their need to work in risky conditions or disrupt traffic flow. This innovative approach is swiftly gaining favor among commercial and public entities for its ability to ensure safety, minimize road disruptions, and deliver scalable and speedy solutions. These AI-powered systems are redefining the standards of efficiency and precision, allowing clients to adeptly meet contemporary traffic management challenges.

Extensive Traffic Engineering Services

Rekor is dedicated to offering comprehensive traffic engineering services, leveraging both historical and newly gathered data. Our advanced analytical methods convert raw data into actionable insights, supporting a wide range of studies, including:

●	Origin-Destination Studies: Map vehicle routes to support urban development planning.
●	Travel Time Studies: Provide insights into travel efficiency and congestion patterns.
●	Occupancy Studies: Analyze parking and vehicle occupancy to understand utilization trends.
●	Traffic Impact & Operations Analysis: Forecast the implications of new developments and refine traffic control strategies.
●	Access Management Studies: Formulate approaches to manage vehicular access points effectively.
●	Traffic Signal Warrant Analysis: Evaluate the necessity for traffic signal installations.
●	Traffic Signal System Timing Analysis and Design: Optimize traffic signal timings for smoother traffic flow.
●	Intersection Improvements: Upgrade intersections to bolster safety and improve traffic movement.
●

Turning Movement Counts: Document the volume and direction of vehicles, pedestrians, or cyclists at specific road locations to enhance road design, traffic signal management, and overall traffic efficiency.

Our extensive technology portfolio, combined with our ability to deploy skilled teams anywhere in the world for traffic engineering and traffic services, positions us as a leading force in shaping the future of traffic management and infrastructure development.

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

While we will continue to pursue opportunities to sell perpetual licenses and hardware, our primary focus is on providing cutting-edge SaaS offerings and services with recurring annual revenues. Our eCommerce site allows us to serve individuals and smaller organizations at scale using a self-service recurring revenue model.

We expect the market for our solutions and services to be extraordinary. We are dedicated to addressing a wide range of market segments, including intelligent transportation systems, smart mobility, traffic analytics, incident detection and location systems, traffic and parking management, smart cities, vehicle regulatory compliance programs, and more.

Since the launch of our Rekor One® roadway intelligence Engine in 2020, our market-specific solutions have gained increased adoption, both in the government and commercial sectors. We are confident in our competitive position and look forward to continued growth and success as we lead the way in intelligent infrastructure.

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

Our use of AI to extract information about the movements of vehicles and other objects on the roadway has proven to be a core strength, allowing us to capture comprehensive and detailed roadway data with superior accuracy and speed. The modular design of our Rekor One® intelligence platform, in tandem with our proprietary edge processing and filtering technologies, have positioned us to emerge as a leader in facilitating the emerging industry of interactive roadway intelligence. Our mission is to gather the most accurate and detailed data that can be obtained from the roadway in real time and facilitate the aggregation and analysis of that data with other sources, so that  insights drawn from that aggregation and analysis can be delivered securely and efficiently to the persons who can make the best use of it. Automotive OEMs and government agencies in the transportation industry are starting to focus on how to leverage connected vehicle data with AI to improve safety. We are building partnerships and enhancing our solutions with data to facilitate the delivery of real-time information to citizens. With Rekor Command™ for transportation management, we are at the forefront of developing predictive analytics that deliver insights based on the analysis of aggregated data from a variety of sources. These sources include real time information drawn from roadway sensors and connected vehicles, off roadway sources such as weather and event data, as well as daily, seasonal and historical trend data.

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

Competition

Our strategy is to disrupt the transportation infrastructure industry by offering cutting-edge, data-driven solutions that provide unparalleled roadway intelligence, surpassing our competitors. The competition in roadway intelligence takes various forms - some solely focused on Automatic License Plate Recognition ("ALPR") and vehicle recognition technology, while others specialize in data creation, aggregation, insights platforms, or smart city technologies. Additionally, there are a variety of vendors supporting the classification, counting, and speed of vehicles according to FHWA guidelines.

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

Our unique approach allows us to collect vehicle classification, counts and speed across all 13 FHWA classes. We also provide deeper classification for both traditional vehicles, connected vehicles, hybrid-electric vehicles, and can report on the interactions of these modes of transport with non-motorized roadway users – including bicycles and pedestrians. In the transportation management sector, these data collection and analysis abilities differentiate our results from others in the market.  In addition, we have the ability to accomplish this data collection without intruding on the roadway, which presents a leapfrog opportunity for us to gain and accelerate market segment share because of the serious concerns that our customers have for human safety. We believe that we can sustain our success in the roadway intelligence market because we have developed groundbreaking, innovative offerings that surpass the high standards set by established industry leaders. To penetrate these established markets, we must challenge the status quo, drive the evolution of industry standards, and deliver superior price and performance characteristics.

Although we were an early leader in the successful application of AI to vehicle recognition and continue to see significant potential for innovative applications of AI in the roadway intelligence area, we do not see the use of AI itself as a proprietary advantage. Rather our early start in using AI and machine learning to develop vehicle recognition and roadway data analysis algorithms for a diverse customer base has allowed us to maintain a lead over others who have had access to the same non-proprietary AI and machine learning techniques but have not used it as early or as widely as we have. As we increase our footprint in the industry, we preserve this advantage. However, the roadway is constantly changing with the introduction of new models and types of vehicles, as well as other modifications, such as plate designs. In order to minimize potential threats from others seeking to match our performance or undercut our prices, we must remain committed to delivering differentiated, unique solutions that provide greater value and benefits to our customers. Where we have developed proprietary technologies, such as our unique edge processing and privacy filter technologies, we have taken  action to protect our innovations and intellectual property rights. However,  our primary strategy for  establishing ourselves as a leader in the industry has been the pursuit of innovation and quality. . To maintain our competitive edge, we prioritize key factors such as design innovation, security and privacy features, product quality and reliability, and exceptional service and support.

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

Marketing and Sales

We offer products and services in multiple markets, using direct sales, an eCommerce platform and extensive partnerships and alliances. Our direct sales force is organized into groups aligned to the Intelligent Traffic Systems (“ITS”) chapters and other targeted market segments, with a primary focus on direct-to-end-user sales through a high-touch consultative process. In addition, we have established partnerships and strategic alliances that allow us to bundle our technology into purpose-built solutions for various national and global market segments.

As we continue to increase our roadway intelligence engagement with national, state and municipal DOTs, we remain focused on law enforcement communities – both directly and indirectly through strategic partners and resellers/integrators. Our market-leading solutions provide significant value to DOTs for traffic management, planning and operations, and to municipal planning organizations for urban mobility.  In addition to these agencies, our solutions also enable law enforcement, intelligence-based policing, corporate campus security, and regulatory compliance for public security. Our technology enables us to understand vehicle characteristics and behaviors beyond simple license plate capture, and digital vehicle signatures – extending into traffic analytics, sustainability metrics, and weigh-in-motion studies for motorized as well as non-motorized movements, such as bicycles and pedestrians.  In 2024, we will be working to extend our reach into smaller communities as we continue to serve medium-large DOT and law enforcement departments with our direct sales representatives.

Given that our primary market is state and local governments in the United States, the majority of our sales efforts involve a request for proposal process and/or grant application process. In 2024, we will continue to capture and submit proposals and apply for grants for our customers, while also seeking opportunities to submit concurrently with strategic partners.

Our eCommerce platform offers businesses and individuals around the world a convenient way to purchase our high-value vehicle recognition solutions with just a credit card and a click. The platform allows for self-service sign-up and a range of subscription options while also funneling customers directly to our sales support team if they need more information. Our Edge Pro camera system is the first hardware device for sale directly through the eCommerce platform. With our ALPR software preloaded, customers can activate AI-based vehicle recognition services through a subscription online or by telephone. The device is shipped globally, with optional enhancements for solar power and various pole configurations.

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

Acquisitions

On June 17, 2022, we completed the STS Acquisition.

On January 2, 2024, we completed the ATD Acquisition. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 17 — Subsequent Events”

Additional information concerning the STS and ATD Acquisitions is provided in this Annual Report on Form 10-K under ITEM 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

Human Capital Management

We look for our employees to represent the best and brightest in our industry and the talent we select to be a part of our team defines our culture and success. Our global workforce is highly educated, technical and specialized, with a substantial majority of employees working in technical roles.

As of March 25, 2024, we had 351 employees, of which 347 were full-time and four considered part-time. We consider our employee relations to be good. To date, we have been able to locate and engage highly qualified employees as needed and do not expect our growth efforts to be constrained by a lack of qualified personnel.

Seasonality

We derive revenues substantially from the sale of software, hardware and related services and do not currently anticipate a significant seasonality impact on our revenues. There is a portion of our revenue that requires our technicians and field support team to work outside, their ability to work and provide services to our end customers can be impacted by inclement weather in the winter months. Should our penetration of tolling and other markets involving per recognition fees expand, we would expect to become more subject to seasonal traffic patterns.

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

Regulation

We are regulated in some of the fields in which we operate. When working with governmental agencies and entities, we must comply with laws and regulations relating to the formation, administration, and performance of contracts. These laws and regulations contain terms that, among other things, may require certification and disclosure of all costs or pricing data in connection with various contract negotiations. We are subject to the laws and regulations that restrict the use and dissemination of information classified for national security purposes.

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

For the year ended December 31, 2023, we had a loss from continuing operations of $45,685,000. We cannot assure that we will be profitable in the future or that our financial performance will sustain a sufficient level to completely support operations. Our ability to become profitable in future periods could be impacted by government activity and regulation, economic instability and other items that are not in our control. A significant portion of our expenses are fixed in advance. In addition, we have experienced and expect to continue to experience significant expenses related to acquisitions and the development of new products and services. Our success as a technology-based company focused on roadway intelligence will require us to generate sufficient new revenues from the roadway intelligence market to support our business plan while continuing to operate as a public company. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund operations and achieve our business plan and could cause the market price of our common stock to decline.

The market for certain of our solutions is new and unproven, may decline or experience limited growth and is dependent in part on our ability to attract new customers to adopt our platform and use our services.

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

Our ability to expand the market that our platforms and solutions address depends upon a number of factors, including the cost, performance and perceived value associated with them. The market for our platforms and solutions could fail to grow significantly or there could be a reduction in demand for its services as a result of a lack of acceptance, technological challenges, competing services, decreases in spending by current and prospective customers, weakening economic conditions and other causes. If our market does not experience significant growth, or demand for our services decreases, then our business, results of operations, and financial condition could be adversely affected.

We depend on component and product manufacturing provided by outsourcing partners, most of which are located outside of the U.S.

We rely on outsourcing partners primarily located in Europe and Asia to supply and manufacture many components of substantially all of our hardware products. Any failure of these partners to perform can have a negative impact on our cost or supply of components or finished goods. In addition, manufacturing or logistics in these locations or transit to final destinations can be disrupted for a variety of reasons, including natural and man-made disasters, information technology system failures, commercial disputes, military actions, economic, business, labor, environmental, public health or political issues, or international trade disputes.

Our internal investments and go-to-market strategy may place downward pressure on our operating margins.

To increase our revenue growth, we continue to invest in our business, including investments into new markets and in innovation and product development to expand the suite of solutions we provide to our customers. Our operating margins experience downward pressure in the short term as a result of these investments. Furthermore, our investments may not produce the expected results. If we are unable to successfully execute our go-to-market strategy and product development activities, we may experience continued losses.

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

Our capital requirements will depend on many factors, including, but not limited to: our ability to increase revenue, reduce net losses and generate net income; market acceptance of our services, and the overall level of sales of our services; our need to respond to technological advancements and our competitors’ introductions of new products, services or technologies; our ability to control costs; promptness of customer payments; our ability to successfully negotiate arrangements with credit providers; and enhancements to subsidiaries’ infrastructure and systems.

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

Customers have no obligation to renew their contracts or subscriptions after they expire, and these contracts and subscriptions may not be renewed on the same or more profitable terms. In addition, many of our large governmental contracts are subject to termination on short notice without cause. As a result, our ability to sustain our revenue base depends in part on contracts and subscription renewals. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our products and services, the prices of our services, the prices of the products and services offered by our competitors or reductions in our customers’ spending levels. If our customers do not renew their contracts and subscriptions for our products and services, renew on less favorable terms, or do not purchase additional functionality, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed.

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

Uncertainties about the effect of our recent and planned acquisitions on employees and customers may have an adverse effect on our Company. These uncertainties may impair our ability to attract, retain and motivate key personnel for a period of time after the acquisitions, and could cause customers, suppliers and others that deal with us to seek to change existing business relationships with us, which may have an adverse effect on our Company. Employee retention may be particularly challenging, as employees may experience uncertainty about their future roles with us.

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

We may be limited in the portion of net operating loss carryforwards that we can offset future taxable income for U.S. federal and state income tax purposes. As of December 31, 2023, we had gross federal and state net operating loss carryforwards, or NOLs, of approximately $156,392,000 and $149,122,000, respectively. A lack of future taxable income could adversely affect our ability to use these NOLs. In addition, future changes in our stock ownership, including through acquisitions, could result in ownership changes under Section 382 of the Internal Revenue Code and may result in a limitation on the amount of NOL carryforwards that could be used annually to offset future taxable income and taxes payable. Our NOLs at December 31, 2023 may also be impaired under similar provisions of state law and may expire unused or underused, which would prevent us from using our NOL carryforwards to offset future taxable income.

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

Our success depends in part on our ability to protect and enforce our intellectual property rights.

We rely on a combination of trade secret, patent, copyright, service mark and trademark laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property rights, all of which can provide only limited protection. In addition, we have not patented significant technologies used to provide our services. We cannot assure you any future patents that may be applied for and issued will not be challenged, invalidated or circumvented. Any patents that we may issue in the future from future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark or trademark registrations will be issued for pending or future applications or that any registered service marks or trademarks will be enforceable or provide adequate protection of our proprietary rights.

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

As of March 25, 2024, we have a total of 85,324,918 shares of common stock outstanding. Based on shares outstanding as of March 25, 2024, 4,388,872 shares of common stock, or 5.1%, are beneficially owned by our officers, directors and their affiliated entities, and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, 12,395,649 shares of our common stock that are subject to outstanding options, restricted stock units and warrants as of March 25, 2024, will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, and Rules 144 and 701 under the Securities Act.

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

The market price of our common stock may be volatile and this may adversely affect our stockholders.

The price at which our common stock trades may be volatile. The stock market can experience significant price and volume fluctuations that affect the market prices of all securities, including securities of companies like us. The market price of our common stock may be influenced by many factors, including:

•	our operating and financial performance;
•	variances in our quarterly financial results compared to expectations;
•	future sales of common stock or debt or the perception that sales could occur;
•	investor perception of our business and our prospects;
•	developments relating to the occurrence of risks impacting our company, including any of the risk factors set forth herein; or
•	general economic and stock market conditions.

In addition, the stock market in general has experienced price and volume fluctuations that have often been unrelated to or disproportionate to the operating performance of companies in our industry. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance.

Investors may experience future dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. We cannot assure investors that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors, and investors purchasing our shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we may sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share paid by investors.

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

As of March 25, 2024, our executive officers, directors, five percent or greater stockholders and their respective affiliates owned in the aggregate approximately 5.1% of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Rekor recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data and our exposure management solutions. Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. We implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our information systems and data depending on the environment.

We have an established policy on information security, as well as overall corporate information, workforce and workplace standards policies. These are collectively designed to establish auditable procedures for information security oversight by management, including: 1) identification of different types and forms of information, 2) guidelines for acceptable use and dissemination of information, 3) handling use and destruction of information, 4) personnel and physical site security, 5) incident reporting and response, 6) recovery plans, and 7) standards for web-based applications, communications and mobile devices. Three levels of security procedures have been identified as relating to the sensitivity of the information we manage in connection with different operations. Our policies call for the individuals assigned to these procedures to review and certify them annually and to recommend changes where appropriate. All breaches are required to be reported to senior management and the Board, together with a report on response and recovery, as well as recommendations to address further challenges.

Our information security procedures are overseen by our Chief Information Security Officer, supported by our Chief Technology Officer and our IT Manager, who are responsible to provide regular reports to our Chief Executive Officer and Chief Financial Officer as well as the technology and social responsibility committee and the governance committee of our Board. These procedures are responsible for identifying, assessing, and managing cybersecurity threats and risks and work to monitor and evaluate our threat environment and risk profile using various methods. These methods include evaluating our and our industry’s risk profile, coordinating with law enforcement concerning select threats, and engaging with third parties to conduct external audits and threat assessments for certain systems.

Our Information Security Policy and procedures are reviewed on an ongoing basis. These procedures are implemented by our Chief Information Security Officer, assisted by Managed Service Provider (“MSP”). Our MSP has over 15 years of experience and possesses various cybersecurity certifications. Third-party service providers can assist us from time to time in identifying, assessing, and managing material risks from cybersecurity threats, including for example cybersecurity consultants and software providers, managed cybersecurity service providers, threat intelligence service providers, forensic investigators, penetration testing firms, dark web monitoring services, and professional services firms, including legal counsel and auditors. By partnering with these specialized providers, we can leverage their insights and expertise to implement cybersecurity strategies and processes that are designed to align with industry best practices.

Our senior management evaluates material risks from cybersecurity threats against our overall business objectives and this evaluation and the  management of material risks from cybersecurity threats is integrated into our overall risk management processes. This integration is designed to ensure that cybersecurity considerations are part of our decision-making processes. In addition, the Board’s Technology and Social Responsibility Committee includes a member who has had extensive experience in cybersecurity, including in particular cybersecurity standards for smart city transportation systems.

See Risk Factors in this Annual Report on Form 10-K for a description of the risks from cybersecurity threats that may materially affect us and how they may do so.

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

On March 22, 2023, the Company entered into a settlement agreement with the Firestorm Principals. Pursuant to the terms of the settlement agreement, the parties have mutually released and discharged all existing and potential actions, causes of action, suits, proceedings, debts, dues, contracts, damages or claims against each other, including certain claims for officer indemnification of the Firestorm Principals. In exchange for the mutual releases, the Company transferred certain Firestorm assets to CrisisRisk Strategies, LLC, made a payment of $175,000, and the Firestorm Principals extinguished of all rights to enforce their claims for payment with respect to principal and interest on the promissory notes issued in connection with the Company’s acquisition of Firestorm, and are giving up their rights to exercise the warrants issued in connection with the same.

As a result of the settlement agreement, the Company recorded a reduction to notes payable, the related accrued interest and other assets and liabilities already presented as discontinued operations. The Company also cancelled warrants to purchase 631,254 shares of common stock, which were issued in connection with the acquisition of Firestorm.

H.C Wainwright & Co., LLC

In March 2023, the Company entered into an engagement letter with H.C. Wainwright & Co., LLC, ("HCW"), related to a previous capital raise the Company completed in March 2023. That letter agreement contained provisions for both a “tail” fee due to HCW for any subsequent transactions the Company may enter into during the specified tail period with investors introduced to the Company by HCW during the term of the letter, as well as a right of first refusal ("ROFR"), to act as the Company's exclusive underwriter or placement agent on any subsequent financing transactions utilizing an underwriter or placement agent occurring within twelve months from the consummation of a transaction pursuant to the engagement letter.

In July 2023, subsequent to the announcement of an agreement the Company entered into with one of its stockholders in connection with the exercise of warrants held by the stockholder, which the Company refers to as the July Warrant Exercise Transaction, the Company received a letter from HCW claiming entitlement to certain “tail” fees and warrant consideration stemming from the agreement with the Company's stockholder. The Company believed then, and believes now, that this claim is without merit. As a result of this claim and for other reasons articulated to HCW, the Company terminated its engagement letter with HCW, including for cause, which, the Company believes, eliminated both the “tail” provision and the ROFR provision with respect to this transaction.

On or about October 23, 2023, HCW filed a complaint in New York State Supreme Court asserting a claim for breach of contract against the Company relating to the July Warrant Exercise Transaction. HCW sought to recover compensatory and consequential damages and certain warrants under its letter agreement with Rekor and other fees, not less than a cash fee of $825,000 and the value of warrants to purchase an aggregate of up to 481,100 shares of common stock of the company at an exercise price of $2.00 per share as well as attorneys’ fees. On February 29, 2024, HCW filed a notice of discontinuance without prejudice and advised the court that it intends to commence a new proceeding by filing a new complaint that would address the claim in this lawsuit and subsequent events.  On March 4, 2024, the court discontinued this lawsuit without prejudice.

On February 29, 2024, HCW initiated a new action with the filing of complaint in New York State Supreme Court.  In this lawsuit, HCW advances the same breach of contract theory and seeks to recover the same damages as sought in the prior now-dismissed lawsuit.  In addition, HCW seeks to recover an additional $2,156,000 in damages plus the value of warrants to purchase an aggregate of up to 805,000 shares of common stock at an exercise price of $3.125 per share in connection with Rekor’s February 2024 offering.  HCW alleges that Rekor breached its engagement letter with HCW by failing to give Rekor notice of this offering and failing to provide HCW with the opportunity to exercise the ROFR with respect to this transaction.

The Company believes these claims are without merit.  The Company intends to vigorously defend itself in this lawsuit.

Occupational Safety and Health Administration (“OSHA”) Claim

In 2023 two previous employees of the Company (the “Claimants”) filed a complaint with OSHA (the “OSHA Complaints”) against the Company. Shortly after the OSHA Complaints were filed against the Company, the Company filed a position statement to address the OSHA Complaints. On November 30, 2023, OSHA issued its determination that, based on the information gathered thus far in its investigation, OSHA was unable to conclude that there was reasonable cause to believe that a violation of the statute occurred. OSHA thereby dismissed the complaint.

Thereafter, Claimants appealed the determination by filing objections and requesting a hearing before an Administrative Law Judge.  The Company likewise filed a request for an award of attorneys’ fees. On January 4, 2024, the Office of Administrative Law Judges (“OALJ”) processed the appeals and issued its Notice of Docketing and Order of Consolidation.  On February 28, 2024, the OALJ issued an Order setting forth a revised schedule governing the case with the start of the hearing schedule for December 2, 2024.

The Company believes these claims are without merit.  The Company intends to vigorously defend itself in this lawsuit.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Capital Market under the symbol “REKR”.

Holders

As of March 25, 2024, there were 58 registered holders of record of our common stock, excluding stockholders for whom shares are held in “nominee” or “street name.” The actual number of common stockholders is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

ATD Acquisition

As previously disclosed under Item 3.02 in the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2024, as part of the purchase price the Company issued to the sellers of ATD 3,496,464 unregistered shares of the Company’s common stock, valued at $10,000,000. The stock consideration paid to the sellers was issued pursuant to an exemption under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D, as promulgated thereunder. On February 27, 2024, the Company filed a registration statement on Form S-3 to register these shares.

2023 Promissory Notes Redemption

On March 4, 2024, the Company completed the redemption of all its outstanding senior secured notes (the “2023 Promissory Notes”). The 2023 Promissory Notes were redeemed at the redemption price of 115% of the $12,500,000 aggregate principal amount of the 2023 Promissory Notes, or approximately $14,375,000, plus accrued and unpaid interest to the redemption date of approximately $263,000 (the “Redemption Payment”). The noteholders elected to accept $1,875,000 of the Redemption Payment in the form of 750,000 unregistered shares of the Company’s common stock, par value $0.0001 per share, having a value of $2.50 per share, with the remainder of the Redemption Payment to be paid in cash.

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

Overview

Rekor is working to revolutionize public safety, urban mobility, and transportation management using AI-powered solutions designed to meet the distinct demands of each market we serve. We work hand-in-hand with our customers to deliver mission-critical traffic and engineering services that assist them in achieving their goals. Our vision is to improve the lives of citizens and the world around them by enabling safer, smarter, and greener roadways and communities. We work towards this by collecting, connecting, and organizing the world’s mobility data, and making it accessible and useful to our customers for real-time insights and decisioning for situational awareness, rapid response, risk mitigation, and predictive analytics for resource and infrastructure planning and reporting.

General

The information provided in this discussion and analysis of Rekor’s financial condition, and results of operations covers the years ended December 31, 2023 and 2022. In 2022, we divested our Automated Traffic Safety Enforcement ("ATSE") business, a non-core business unit. As a result of the divestiture, we determined that ATSE met the criteria to be considered discontinued and it was no longer presented with continuing operations. Additionally, in 2022, we completed the acquisition of 100% of the issued and outstanding capital stock of Southern Traffic Services, Inc. ("STS"). This acquisition is included in the presentation of our continuing operations.

Acquisitions and Dispositions

On June 17, 2022, we completed the acquisition of STS by acquiring 100% of the issued and outstanding capital stock of STS. The acquisition included total consideration of $12,799,000 including: cash consideration of $6,500,000, $1,001,000 related to an earnout based on the achievement of certain performance metrics ("STS Earnout") and $1,298,000 contingent on the closing of a future contract ("STS Contingent Consideration"), 798,666 shares of the Company’s common stock, valued at $2,000,000, and a $2,000,000 note.

On December 6, 2022, we divested our ATSE business, a non-core business unit, for approximately $3,390,000.

On January 2, 2024, we completed the acquisition of All Traffic Data Services, LLC (“ATD”) for an aggregate purchase price of $19,795,000, consisting of $9,795,000 in cash which included closing adjustments and $10,000,000 of stock consideration.

Opportunities, Trends and Uncertainties

We look to identify the various trends, market cycles, uncertainties and other factors that may provide us with opportunities and present challenges that impact our operations and financial condition from time to time. Although there are many that we may not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by the following:

●	Growing Smart City Market – According to a United Nations report, about two-thirds of the world population will live in urban areas by 2050. The world’s cities are getting larger, with longer commutes and the resulting impact on the environment and the quality of life. This trend requires forward-thinking officials to manage assets and resources more efficiently. We believe that advancements in “big data” connected devices and artificial intelligence can provide Intelligent Transportation System (“ITS”) solutions that can be used to reduce congestion, keep travelers safe, improve transportation, protect the environment, respond to climate change, and enhance the quality of life. We believe our data-driven, artificial intelligence-aided solutions provide useful tools that can effectively tackle the challenges cities and communities are facing today and will face over the coming decades.
●	AI for Infrastructure – We believe that the application of AI to the analysis of conditions on roadways and other transportation infrastructure can significantly affect the safety and efficiency of travel in the future. As vehicles move towards full automation, there is a need for real-time data and actionable insights around traffic flow, identification of anomalous and unsafe movements – e.g. wrong way vehicles, stopped vehicles, or/and pedestrians on the roadway. Marketers and drive-thru retailers with loyalty programs can also benefit from rapid, lower cost identification of existing and potential customers in streamlining and accelerating local vehicular flow as well as data about the vehicles on the roadway.
●	Connected Vehicle Data – Today’s new vehicles are equipped with dozens of sensors, collecting information about internal systems, external hazards, and driving behaviors. This data is a resource that transportation and other agencies are beginning to find valuable uses for. Notably, the data from these vehicles represent a virtual network that is independent of the infrastructure which is maintained and operated by the public agencies. Connected vehicle sensors can provide important information related to hazardous conditions, speed variations, intersection performance, and more. This data can help agencies and municipalities gain more visibility about conditions on their roads, supplementing data from existing infrastructure and allowing transportation information from rural areas that are not served by ITS infrastructure to be integrated into the overall analysis.
●	New and Expanded Uses for Vehicle Recognition Systems – We believe that reductions in the cost of vehicle recognition products and services will significantly broaden the market for these systems. We currently serve many users who could not afford the cost, or adapt to the restrictions of, conventional vehicle recognition systems. These include smaller municipalities, homeowners’ associations, and organizations finding new applications such as innovative customer loyalty programs. We have seen and responded to an increase in the number of smaller jurisdictions that are testing vehicle recognition systems or that issued requests for proposals to install a network of vehicle recognition sensors. We also expect the availability of faster, higher-accuracy, lower-cost systems to dramatically increase the ability of crowded urban areas to manage traffic congestion and implement smart city programs.
●	Adaptability of the Market – We have made a considerable investment in our advanced vehicle recognition systems because we believe their increased accuracy, affordability and ability to capture additional vehicle data will allow them to compete effectively with existing providers. Based on published benchmarks, our software currently outperforms competitors. However, large users of existing technology, such as toll road operators, have long-term contracts with service providers that have made considerable investments in their existing technologies and may not consider the improvements in accuracy or reductions in cost sufficient to justify abandoning their current systems in the near future. In addition, existing providers may be able to reduce the cost of their current offerings or elect to reduce prices and accept reduced profitability while working to develop their own systems or secure advanced systems from others who are also working to develop them. As a result, our success in establishing a major position in these markets will depend on being able to effectively communicate our presence, develop strong customer relationships, and maintain leadership in providing the capabilities that customers want. As with any large market, this will require considerable effort and resources.

●	Expansion of Automated Enforcement of Motor Vehicle Laws – We expect contactless compliance programs to be expanded as the types of vehicle related violations authorized for automated enforcement increase and experience provides localities with a better understanding of the circumstances where it is and is not beneficial. We believe that future legislation will increasingly allow for automated enforcement of regulations such as motor vehicle insurance and registration requirements. Communities are currently searching for better means of achieving compliance with minor vehicle offenses, such as lapsed registrations, and safety issues such as motorists who fail to stop for school buses. For example, due to high rates of fatalities and injuries to law enforcement and other emergency response crews on roadsides, several states are considering authorizing automated enforcement of violations where motorists fail to slow down and/or move over for emergency responders and law enforcement vehicles at the side of the road. To the extent that legislative implementation is required, a deliberative and necessarily time-consuming process is involved. However, as states expand auto-enforcement, the market for these products and services should broaden in the public safety market.
●	Graphic Processing Unit (“GPU”) Improvements – We expect our business to benefit from more powerful and affordable GPU hardware that has recently been developed. These GPUs are more efficient for image processing because their highly parallel structure makes them more efficient than general-purpose central processing units (“CPUs”) for algorithms that process large blocks of data, such as those produced by video streams. GPUs also provide superior memory bandwidth and efficiencies as compared to their CPU counterparts. The most recent versions of our software have been designed to use the increased GPU speeds to accelerate image recognition. The GPU market is predicted to grow as a result of a surge in the adoption of the Internet of Things (“IoT”) by the industrial and automotive sectors. As GPU manufacturers increase production volume, we hope to benefit from the reduced cost to manufacture the hardware included in our products or available to others using our services.
●	Edge Processing – Demand for actionable roadway information continues to grow in parallel with sensor improvements, such as increasingly sophisticated internal software and optical and other hardware adapted to the use of this software. Over the last several decades, sensors have evolved and unlocked new capabilities with each advancement. Further, cellular networks have been optimized for downloading data rather than uploading data. As a result, while download speeds have improved significantly due to large investments in cellular infrastructure, this has resulted in relatively small improvements to cellular upload speeds. With roadside deployments experiencing explosive growth in count and density, scalability, latency and bandwidth have become aspects of competition in the market. Our systems have been designed to address these issues through the use of more effective edge processing, enabled both by incorporating the increasingly effective new GPUs into our systems and continual improvements in the efficiency of our AI algorithms. Our edge processing systems ingest local HD video streams at the source and convert the raw video data to text data, dramatically reducing the volume of data that needs to be transferred through the network. Edge processing allows us to scale a network dramatically without the bandwidth, cost, latency and dependability limitations that are experienced by other networks where raw video needs to be streamed to the cloud for processing.
●	Accelerated Business Development and Marketing – Our ability to compete in a large, competitive and rapidly evolving industry will require us to achieve and maintain a visible leadership position. As a result, we have made significant investments in our business development, marketing and eCommerce activities to increase awareness and market adoption of our products and services within key markets. We anticipate that a sustained presence in the market, the continued development of strategic partnerships and other economies of scale will reduce the level of costs necessary to support sales of our products and services. However, the speed at which these markets grow to the degree to which our products and services are adopted is uncertain.

●	Infrastructure Investment and Jobs Act (“IIJA”) and the Bipartisan Infrastructure Law (“BIL”) - The IIJA, signed into law on November 15, 2021, provides for significant national investments in the transportation systems in the United States, including over $150 billion in new spending on roadway infrastructure, including intelligent transportation systems. We believe that our comprehensive offering of solutions positions the Company well to emerge as a technology leader in the expanded market for roadway intelligence that will benefit from this legislation. We have identified opportunities to access federal funding streams, and we are working to implement a program that capitalizes on this unprecedented U.S. federal investment in public safety, homeland security, and transportation infrastructure and ensures that our customers are positioned to capture as much of this extraordinary government spending as possible. Beyond the many recurring federal grant programs that could support customer purchases, and the $350 billion in American Rescue Plan Act allocations that public agencies are receiving now, we are particularly excited about the prospect of benefitting from the following new grant sources that are contained in the IIJA: $200 million annually for a “Safe Streets and Roads for All” program that would make competitive grants for state projects that significantly reduce or eliminate transportation-related fatalities. $150 million for the current administration to establish a grant program to modernize state data collection systems $500 million for the Strengthening Mobility and Revolutionizing Transportation (“SMART”) Grant Program that would support demonstration projects on smart technologies that improve transportation efficiency and safety.
●	Recent Acquisitions - Over the past two years, Rekor has acquired two subsidiaries as part of its plans to advance its appeal to national and local transportation agencies. In the first of these acquisitions, we acquired a leader in the development of predictive analytics for traffic management using a combination of internally generated and third party data sources. This acquisition was designed to assure transportation agencies that we were developing the most advanced data analysis systems to support their missions in safety and efficiency. In the second acquisition, we acquired one of the leading existing providers of traffic data services in the United States. Uniquely, this Company had innovated a change in the service model from providing, servicing and maintaining agency resources to a data services model where overlapping entities could benefit from our modular approach to data collection and dissemination. Each of these acquisitions has led to increased visibility for the Company among national and state level DOTs in the United States and Israel.
●	Challenges to Executing on the Corporate Strategy – As an acquirer and integrator of established technology companies in the ITS industry, there is an inherent risk associated with the successful implementation and execution of the strategy. If Rekor is unable to successfully implement and execute its plans, there could be a material and adverse effect on the Company’s business, results of operations, and financial condition.
●	Inability to Achieve Profitability - Rekor continues to grow its business, its operating expenses and capital expenditures have increased, and it has not yet achieved the level of sustaining profitability. As a result, if the Company is unable to generate additional revenue or achieve planned efficiencies in operations, or if its revenue declines significantly, Rekor may not be able to achieve profitability in the future, which would materially and adversely affect the Company’s business.
●	Inability to Retain Qualified Personnel – Rekor’s success depends on the continued efforts and abilities of the senior management team and key engineering and marketing specialists. Although Rekor has employment agreements with these employees, they may not choose to remain employed by Rekor. Should one or more key personnel leave the Company or join a competitor, the Company’s business, operating results, and financial condition can be adversely affected.
●	Inability to Compete Effectively - Competition and technological advancements by others may erode the Company’s business and result in inability to capture new business and revenue. Each business line faces significant competitive pressures within the markets in which they operate. While Rekor continues to work to develop and strengthen its competitive advantages, many factors such as market and technology changes may erode or prevent this. If the Company is unable to successfully maintain its competitive advantage, the Company’s business, operating results, and financial condition can be adversely affected.
●	Cyber Security Risks - Rekor relies on information technology in all aspects of its business. A significant disruption or failure in the information technology systems could result in services interruptions, safety failures, security violations, regulatory compliance failures, an inability to protect information and assets against intruders, and other operational difficulties. This could result in the loss of assets and critical information and expose the Company to remediation costs and reputational damage. Although Rekor takes reasonable steps intended to mitigate these risks, a significant disruption or cyber intrusion could lead to misappropriation of assets or data corruption and could adversely affect the Company’s results of operations, financial condition, and liquidity.
●	Intellectual Property Claims - Third parties that have been issued patents or have filed for patent applications similar to those used by the Company’s operating subsidiaries may result in intellectual property claims against the Company. Rekor cannot determine with certainty whether existing third-party patents or the issuance of any future third party patents would require any of its operating subsidiaries to alter their respective technologies, obtain licenses or cease certain activities. Should the Company be unable to defend against such claims, the Company’s business, operating results, and financial condition can be adversely affected.

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

Other Income (Expense)

Other income (expense) consists primarily of legal settlements, legal judgements, interest income and expense in connection with our debt arrangements, costs associated with the extinguishment of our debt arrangements, gains on the sale of subsidiaries, gains or losses on the sale of fixed assets, interest income earned on cash and cash equivalents, short-term investments and note receivables.

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

Results of Operations

Our historical operating results in dollars are presented below. The analysis of operations is solely related to continuing operations and does not consider the results of discontinued operations. The following selected consolidated financial data should be read in conjunction with the foregoing information contained in this Item 7 and with the consolidated financial statements and the notes thereto in Item 8 of Part II, “Financial Statements and Supplementary Data.” Only historical operating results are presented below. Historical results are not necessarily indicative of future results.

	Year ended December 31,
(Dollars in thousands)	2023	2022
Revenue	$34,933	$19,920
Cost of revenue, excluding depreciation and amortization	16,499	10,890

Operating expenses:
General and administrative expenses	27,038	26,612
Selling and marketing expenses	7,347	8,329
Research and development expenses	18,271	18,616
Depreciation and amortization	7,894	6,422
Goodwill impairment	-	34,835
Total operating expenses	60,550	94,814
Loss from continuing operations	(42,116)	(85,784)
Other income (expense):
Gain on extinguishment of debt	527	-
Gain on the sale of business	-	2,643
Interest expense, net	(3,596)	(21)
Other expense, net	(468)	(1,279)
Total other income (expense)	(3,537)	1,343
Loss before income taxes	(45,653)	(84,441)
(Provision) benefit for income taxes	(32)	987
Net loss from continuing operations	$(45,685)	$(83,454)

Comparison of the Years Ended December 31, 2023 and 2022

Revenue

	Year ended December 31,		Change
(Dollars in thousands)	2023	2022	$	%
Revenue	$34,933	$19,920	$15,013	75%

The increase in revenue for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily attributable to our Urban Mobility product line. During the year ended December 31, 2023, revenue attributable to our Urban Mobility product line was $16,773,000, compared to $7,692,000 compared for the year ended December 31, 2022. Additionally, our contactless compliance revenue increased $1,110,000 for the year ended December 31, 2023 compared to the year ended December 31, 2022. The remaining increase in revenue growth during the year ended December 31, 2023, compared to the year ended December 31, 2022 was primarily attributable to increased sales in sales of the Company's software and hardware products.

Cost of Revenue, Excluding Depreciation and Amortization

	Year ended December 31,		Change
(Dollars in thousands)	2023	2022	$	%
Cost of revenue, excluding depreciation and amortization	$16,499	$10,890	$5,609	52%

For the year ended December 31, 2023, cost of revenue, excluding depreciation and amortization increased compared to the corresponding prior periods primarily due to an increase in personnel and other direct costs such as hardware that were incurred to support our increase in revenue. The costs of revenue increased at a lower rate than our revenue increased as the Company was able to realize efficiencies in its operations and better manage its software costs.

Operating Expenses

	Year ended December 31,		Change
(Dollars in thousands)	2023	2022	$	%
Operating expenses:
General and administrative expenses	$27,038	$26,612	$426	2%
Selling and marketing expenses	7,347	8,329	(982)	-12%
Research and development expenses	18,271	18,616	(345)	-2%
Depreciation and amortization	7,894	6,422	1,472	23%
Goodwill impairment	-	34,835	(34,835)	-100%
Total operating expenses	$60,550	$94,814	$(34,264)	-36%

General and Administrative Expenses

The increase in general and administrative expenses during the year ended December 31, 2023, compared to the year ended December 31, 2022, were primarily due to increases related to our automobile fleet and insurance. These costs were partially offset due to a decrease in our personnel costs related to a reduction of salaries and overall payroll during the year. Additionally, for the year ended December 31, 2022, the Company recognized a $1,001,000 gain related to the remeasurement of the STS Earnout which decreased the Company's general and administrative expenses during the period.

Selling and Marketing Expenses

The decrease in selling and marketing expenses during the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to a $965,000 decrease in stock-based compensation expenses.

Research and Development Expense

The decrease in research and development expenses during the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily attributable to a decrease in subcontractor labor expenses as the Company utilized its current workforce to focus on the development of new products and software.

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

Other Income (Expense)

	Year ended December 31,		Change
(Dollars in thousands)	2023	2022	$	%
Other income (expense):
Gain on extinguishment of debt	$527	$-	$527	-
Gain on the sale of business	-	2,643	(2,643)	-100%
Interest expense, net	(3,596)	(21)	(3,575)	-17024%
Other expense, net	(468)	(1,279)	811	63%
Total other income (expense)	$(3,537)	$1,343	$(4,880)	363%

Interest expense increased period over period due to the issuance of the 2023 Promissory Notes.

Other expense, net increased in the current period compared to the prior period as a result of legal judgements and settlements that happened during the year ended December 31, 2022. For additional details regarding our legal settlements please see Item 3 of Part I, “Legal Proceedings”.

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

Income Tax Provision (Benefit)

The provision for income taxes for the year ended December 31, 2023, was $32,000, as compared to tax benefit of $987,000 for the year ended December 31, 2022, which is due primarily to the step-up in the basis of intangible assets related to the STS acquisition. We established a valuation allowance against deferred tax assets in the fourth quarter of 2017 and have continued to maintain a full valuation allowance through the year ended December 31, 2023.

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

The following table sets forth the components of the EBITDA and Adjusted EBITDA for the periods included (dollars in thousands):

	Year ended December 31,
	2023	2022
Net loss from continuing operations	$(45,685)	$(83,454)
Provision (benefit) for income taxes	32	(987)
Interest expense, net	3,596	21
Depreciation and amortization	7,894	6,422
EBITDA	$(34,163)	$(77,998)

Gain on extinguishment of debt	$(527)	$-
Share-based compensation	4,352	6,616
Gain on the sale of ATSE	-	(2,643)
Loss (gain) due to the remeasurement of the STS Earnout and Contingent Consideration, net	384	(883)
Impairment of SAFE agreement	101	-
Goodwill impairment	-	34,835
Legal judgements and settlements	801	1,608
One-time consulting fees	365	1,024
Adjusted EBITDA	$(28,687)	$(37,441)

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

The following table sets forth the components of the Adjusted Gross Profit and Adjusted Gross Margin for the periods included (dollars in thousands):

	Year ended December 31,
	2023	2022
	(Dollars in thousands, except percentages)
Revenue	$34,933	$19,920
Cost of revenue, excluding depreciation and amortization	16,499	10,890
Adjusted Gross Profit	$18,434	$9,030
Adjusted Gross Margin	52.8%	45.3%

Adjusted Gross Margin, for the year ended December 31, 2023 increased to 52.8% from 45.3% for the year ended December 31, 2022. As the Company continues to scale and standardize its product offerings it has begun to realize operational efficiencies that have resulted in an improved Adjusted Gross Margin. Additionally, the Company has worked diligently to reduce its software and data costs.

Key Performance Indicators

We regularly review several indicators, including the following key indicators, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Recurring Revenue

As part of the ongoing development of our selling strategy, we have been focusing on sales that employ contracts with recurring revenue. We expect these contracts to provide a more predictable stream of revenues, compared to one-time sales of hardware and software licenses which are generally more difficult to predict. Our recurring revenue model and revenue retention rates provide significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. The following table sets forth our recurring revenue for the periods included (dollars in thousands):

	Year ended December 31,
	2023	2022	Change
			$	%
Recurring revenue	$20,755	$13,091	$7,664	59%

As we continue to focus on long-term contracts with recurring revenue as part of our business model, we expect recurring revenue growth in future periods to continue to increase as we move to market our suite of products through our Rekor One™ platform. However, procurement requirements for some of our largest customers may result in periods when there is an increase one-time sales as compared to recurring revenues, which may cause the proportion of recurring revenues generated in those periods to fluctuate.

Total Contract Value

The total contract value of contracts won in the current period also provides us with visibility into our future operating results and cash flows from operations. Total contract value is a non-GAAP measure in which there are certain assumptions that we make when determining the total contract value of an agreement, such as the success rate of renewal periods, cancellations and usage estimates. For the year ended December 31, 2023, we won contracts valued at $49,087,000, compared to $21,962,000 of contracts won for the year ended December 31, 2022. This represents growth of $27,125,000 or 124%, period over period.

Performance Obligations

While a portion of the total contract value won in a particular period represents revenue earned during the period, the remainder represents future performance obligations that can provide an indication of our future revenues. As of December 31, 2023, we had approximately $26,390,000 of performance obligations with respect to contracts that were closed prior to December 31, 2023 but have a contractual period beyond December 31, 2023. This represents growth of $4,978,000 or 23% compared to $21,412,000 of performance obligations as of December 31, 2022. These contracts generally cover a term of one to five years, during which the Company will recognize revenue ratably over the contract term. We currently expect to recognize approximately $18,624,000 of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the following four years. On occasion, our customers will prepay the full contract or a substantial portion of the contract. Amounts related to the prepayment of the contract related to the performance obligation for a service period that is not yet met are recorded as part of our contract liabilities balance.

Lease Obligations

As of December 31, 2023, we had significant leased building space at the following locations:

●	Columbia, Maryland – The corporate headquarters
●	Tel Aviv, Israel

We believe our facilities are in good condition and adequate for their current use. We expect to improve, replace and increase facilities as considered appropriate to meet the needs of our planned operations.

Liquidity and Capital Resources

The net cash flows from operating, investing and financing activities for the periods below were as follows (dollars in thousands):

	Year ended December 31,
	2023	2022	Change
			$	%
Net cash used in operating activities - continuing operations	$(32,178)	$(40,070)	$7,892	20%
Net cash provided by (used in) investing activities - continuing operations	270	(8,264)	8,534	-103%
Net cash provided by financing activities - continuing operations	45,602	23,868	21,734	91%
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	$13,694	$(24,466)	$38,160	-156%

Net cash used in operating activities for the year ended December 31, 2023, had a net decrease of $7,892,000, which was attributable to the improvement of our Adjusted EBITDA of $8,754,000 which saw a 23% improvement period over period.

The net increase in net cash used in investing activities of $8,534,000 was primarily due to a decrease in the outflow of funds related to merger and acquisition activities and capital expenditures. During the year ended December 31, 2023, the Company had net cash outflows of $1,388,000 related to capital expenditures compared to $4,171,000 for the year ended December 31, 2022. Additionally, during the year ended December 31, 2022, the Company had net cash outflows of $6,389,000 related to the acquisition of STS. This outflow was partially offset by $3,051,000 in cash proceeds from the sale of the Company's ATSE business unit.

Net cash provided by financing activities for the year ended December 31, 2023 increased by $21,734,000 from the prior year ended December 31, 2022. During the year ended December 31, 2023, as part of our 2023 Promissory Notes and the 2023 Registered Direct Offering, we received net proceeds of $11,100,000 and $9,159,000, respectively. Additionally, in the third quarter of 2023, we received gross proceeds of $10,996,000 related to the exercise of warrants associated to the 2023 Registered Direct Offering. Lastly, in the fourth quarter of 2023, we raised $14,330,000 related to our Series A Prime Revenue Sharing Notes. In the prior comparable period, through our 2022 Sales Agreement, we received net proceeds, after deducting the underwriting discounts and commissions and offering expenses payable by us, of $22,754,000.

For the years ended December 31, 2023 and 2022, we funded our operations primarily through cash from the sale of equity, operating activities from our subsidiaries and the issuance of debt. As of December 31, 2023, we had unrestricted cash and cash equivalents from continuing operations of $15,385,000 and working capital of $8,100,000, as compared to unrestricted cash and cash equivalents of $1,924,000 and a working capital deficit of $6,010,000 as of December 31, 2022.

Liquidity and Going Concern

Management has assessed going concern uncertainty to determine whether there is sufficient cash on hand, together with expected capital raises and working capital, to assure operations for a period of at least one year from the date these consolidated financial statements are issued, which is referred to as the “look-forward period”, as defined in U.S. GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management has considered various scenarios, forecasts, projections, and estimates and will make certain key assumptions. These assumptions include, among other factors, its ability to raise additional capital, the expected timing and nature of the Company’s programs and projected cash expenditures and its ability to delay or curtail these programs or expenditures to the extent management has the proper authority to do so and considers it probable that those implementations can be achieved within the look-forward period.

The Company has generated losses and negative operating cashflows since its inception and has relied on external sources of financing to support the cash flow from operations. The Company attributes losses to non-capital expenditures related to the scaling of existing products and services, development of new products and services and marketing efforts associated with these existing and new products and services. As of and for the year ended December 31, 2023, the Company had working capital from continuing operations of  $8,100,000 and a loss from continuing operations of $45,685,000.

Our cash increased by $13,245,000 for the year ended December 31, 2023 primarily due to net cash provided by financing activities of  $45,602,000 which was offset by the net cash used in operating activities of $32,627,000.

Based on the Company's current business plan assumptions and the expected cash burn rate, the Company believes that the existing cash is insufficient to fund its current level of operations for the next twelve months following the issuance of these consolidated financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company's ability to generate positive operating results and execute its business strategy will depend on (i) its ability to continue the growth of its customer base, (ii) its ability to continue to improve its quarterly financial metrics such as net loss and cash used from operating activities (iii) the continued performance of its contractors, subcontractors and vendors, (iv) its ability to maintain and build good relationships with investors, lenders and other financial intermediaries, (v) its ability to maintain timely collections from existing customers, and (vi) the ability to scale its business processes. To the extent that events outside of the Company's control have a significant negative impact on economic and/or market conditions, they could affect payments from customers, services and supplies from vendors, its ability to continue to secure and implement new business, raise capital, and otherwise, depending on the severity of such impact, materially adversely affect its operating results.

Balance Sheet Arrangements, Contractual Obligations and Commitments

As of the date of this Annual Report on Form 10-K, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of our operations is based upon our audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ from these estimates under different assumptions or conditions.

We believe the application of the estimates inherently required therein, are reasonable. These estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change. Rekor bases its estimates on historical experience and on various other assumptions that the management of Rekor believes to be reasonable under the circumstances, the results of which form management’s basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, or if management made different judgments or utilized different estimates.

Revenue Recognition

Judgment is required for the estimation of the standalone selling price (“SSP”) and the allocation of the transaction price by relative SSPs. We have arrangements that include multiple performance obligations in which we need to allocate the transaction price using the SSP. Our customer arrangements containing multiple performance obligations typically include the sale and installation of cameras systems, licensing of our software and the performance of maintenance services over a contractual term. In most instances, we have determined these performance obligations qualify as distinct performance obligations, as the customer can benefit from the service on its own or together with other resources that are readily available to the customer, and our promise to transfer the service is separately identifiable from other promises in the contract. For arrangements that contain multiple performance obligations, we exercise judgment in allocating the transaction price based on the relative SSP method by comparing the SSP of each distinct performance obligation to the total value of the contract. We apply judgment in determining the SSP for each distinct performance obligation.

Liquidity Analysis

Our liquidity analysis requires a blend of judgment and estimation, relying on both quantitative data and qualitative insights to assess our ability to sustain our operations over the forward-looking period. Management’s analysis involves a comprehensive evaluation of numerous factors to determine whether we can continue our operations during the look-forward period.

We evaluate our recent financial performance, liquidity position, and our ability to meet our financial obligations as they become due. Factors such as financial projections, profitability, cash flow, and debt commitments require estimation and are examined to gauge our financial health.

Our ability to manage our cash flow is another critical aspect of the analysis. Effective cash flow management ensures that we have sufficient liquidity to cover our operating expenses, debt repayments, and other financial obligations. Our cash flow projections are reviewed to determine whether we can generate enough cash to sustain our operations during the look-forward period. Our estimates over our financial projections play a vital role in our analysis. We utilize various assumptions and factors such as market conditions, customer relationships, our sales pipeline, industry trends, and our strategic initiatives to develop and validate our financial projections.

Conducting a liquidity analysis is an exercise in judgment, requiring us to evaluate data points, forecasts, and qualitative insights to arrive at a comprehensive assessment of our ability to remain cash flow positive during the look-forward period. In this process, we must exercise caution, recognizing the inherent uncertainties and limitations of our estimations and financial analysis while striving to provide feasible plan that can successfully mitigate conditions and events that may raise doubt of our ability to continue as a going concern.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Rekor Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rekor Systems, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and may need to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter – Going Concern

As part of our audit of the Company’s financial statements, a matter arose that was communicated to the audit committee and is considered to be a critical audit matter. Critical audit matters are those matters that, in our professional judgment, were of most significance in our audit of the current period's financial statements and are therefore included in this report. The following matter was identified as a critical audit matter due to the significant judgment by management in determining whether substantial doubt about the entity's ability to continue as a going concern exists.

During the course of our audit, we identified conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. These conditions include, but are not limited to, ongoing losses from operations, negative cash flows from operating activities, and an accumulated deficit. The Company's financial statements disclose information about these conditions and management's plans to mitigate them, which include efforts to secure additional funding and implement strategic initiatives intended to improve the Company's operational efficiency and revenue generation.

We devoted significant audit attention to the aforementioned conditions and the related disclosures in the financial statements. Our audit procedures included, among other things, evaluating the adequacy of the related disclosures and the application of accounting principles generally accepted in the United States of America in the assessment of the Company's ability to continue as a going concern. We also assessed the feasibility of management's plans to mitigate the substantial doubt and the likelihood that such plans would be effectively implemented within the going concern assessment period. The process of evaluating the impacts of these conditions and management's mitigation plans involved a high degree of auditor judgment and an increased extent of audit effort.

The conclusion regarding the existence of substantial doubt about the Company's ability to continue as a going concern has been appropriately disclosed in Note 1 to the financial statements. The audit procedures applied in the area of management’s going concern assessment, relative to the Company's financial condition and prospects, were determined to be a matter of most significance in the audit and therefore is considered a critical audit matter.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019

East Hanover, NJ

March 25, 2024

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$15,385	$1,924
Restricted cash and cash equivalents	328	254
Accounts receivable (net of allowance for credit losses of $101 and $69 at December 31, 2023 and 2022, respectively)	4,955	3,238
Inventory	3,058	1,986
Note receivable, current portion	340	340
Other current assets	1,270	1,202
Current assets of discontinued operations	-	331
Total current assets	25,336	9,275
Long-term assets
Property and equipment, net	13,188	16,733
Right-of-use operating lease assets, net	9,584	9,662
Right-of-use financing lease assets, net	1,989	-
Goodwill	20,593	20,593
Intangible assets, net	17,239	21,299
Note receivable, long-term	482	822
SAFE investment	-	2,005
Deposits	3,740	3,451
Total long-term assets	66,815	74,565
Total assets	$92,151	$83,840
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	5,139	5,963
Notes payable, current portion	1,000	1,000
Notes payable, related party	-	1,000
Loans payable, current portion	75	106
Lease liability operating, short-term	1,261	1,069
Lease liability financing, short-term	547	-
Contract liabilities	3,604	3,044
Other current liabilities	5,610	2,772
Current liabilities of discontinued operations	-	490
Total current liabilities	17,236	15,444
Long-term liabilities
Notes payable, long-term	1,000	2,000
2023 Promissory Notes, net of debt discount of $1,012	2,988	-
2023 Promissory Notes - related party, net of debt discount of $2,149	6,351	-
Series A Prime Revenue Sharing Notes, net of debt discount of $447	9,553	-
Series A Prime Revenue Sharing Notes - related party, net of debt discount of $223	4,777	-
Loans payable, long-term	273	349
Lease liability operating, long-term	13,445	14,237
Lease liability financing, long-term	1,057	-
Contract liabilities, long-term	1,449	1,005
Deferred tax liability	65	52
Other long-term liabilities	587	1,416
Total long-term liabilities	41,545	19,059
Total liabilities	58,781	34,503
Commitments and contingencies (note 13)
Stockholders' equity
Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of December 31, 2023 and December 31, 2022, respectively. No preferred stock was issued or outstanding as of December 31, 2023 or 2022, respectively.	-	-
Common stock, $0.0001 par value; authorized; 100,000,000 shares; issued: 69,273,334, shares at December 31, 2023 and 54,446,602 at December 31, 2022; outstanding: 69,176,826 shares at December 31, 2023 and 54,405,080 at December 31, 2022	7	5
Treasury stock - at cost, 96,508 and 41,522 shares as of December 31, 2023 and 2022, respectively	(522)	(417)
Additional paid-in capital	232,568	202,747
Accumulated deficit	(198,683)	(152,998)
Total stockholders’ equity	33,370	49,337
Total liabilities and stockholders’ equity	$92,151	$83,840

The accompanying notes are an integral part of these consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year ended December 31,
	2023	2022
Revenue	$34,933	$19,920
Cost of revenue, excluding depreciation and amortization	16,499	10,890

Operating expenses:
General and administrative expenses	27,038	26,612
Selling and marketing expenses	7,347	8,329
Research and development expenses	18,271	18,616
Depreciation and amortization	7,894	6,422
Goodwill impairment	-	34,835
Total operating expenses	60,550	94,814
Loss from continuing operations	(42,116)	(85,784)
Other income (expense):
Gain on extinguishment of debt	527	-
Gain on the sale of business	-	2,643
Interest expense, net	(3,596)	(21)
Other expense, net	(468)	(1,279)
Total other income (expense)	(3,537)	1,343
Loss before income taxes	(45,653)	(84,441)
(Provision) benefit for income taxes	(32)	987
Net loss from continuing operations	(45,685)	(83,454)
Net income from discontinued operations	-	339
Net loss	$(45,685)	$(83,115)
Loss per common share from continuing operations - basic and diluted	(0.72)	(1.68)
Earnings per common share discontinued operations - basic and diluted	-	0.01
Loss per common share - basic and diluted	$(0.72)	$(1.67)

Weighted average shares outstanding
Basic and diluted	63,168,299	49,807,475

The accompanying notes are an integral part of these consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Shares of Common Stock	Common Stock	Shares of Treasury Stock	Treasury Stock at Cost	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2021	43,987,896	$4	19,361	$(319)	$171,285	$(69,883)	$101,087
Stock-based compensation	-	-	-	-	6,616	-	6,616
Issuance of common stock pursuant to at the market offering, net	9,019,062	1	-	-	22,753	-	22,754
Issuance upon exercise of stock options	99,970	-	-	-	93	-	93
Issuance upon vesting of restricted stock units	521,647	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(22,161)	-	22,161	(98)	-	-	(98)
Shares issued as part of the STS Acquisition	798,666	-	-	-	2,000	-	2,000
Net loss	-	-	-	-	-	(83,115)	(83,115)
Balance as of December 31, 2022	54,405,080	$5	41,522	$(417)	$202,747	$(152,998)	$49,337
Stock-based compensation	-	-	-	-	4,352	-	4,352
Issuance upon exercise of stock options	141,166	-	-	-	158	-	158
Issuance upon vesting of restricted stock units	903,485	-	-	-	-	-	-
Fair value allocated to warrants with 2023 Promissory Notes	-	-	-	-	5,125	-	5,125
Shares withheld upon vesting of restricted stock units	(54,986)	-	54,986	(105)	-	-	(105)
Issuance upon exercise of Series A warrants	36,375	-	-	-	32	-	32
Issuance of common stock upon exercise of pre-funded warrants	772,853	-	-	-	1		1
Net proceeds from 2023 Registered Direct Offering	6,100,000	1	-	-	9,158		9,159
Issuance upon exercise of 2023 Registered Direct Offering Warrants	6,872,853	1	-	-	10,995		10,996
Net loss	-	-	-	-	-	(45,685)	(45,685)
Balance as of December 31, 2023	69,176,826	$7	96,508	$(522)	$232,568	$(198,683)	$33,370

The accompanying notes are an integral part of these consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss from continuing operations	$(45,685)	$(83,454)
Net income from discontinued operations	-	339
Net loss	(45,685)	(83,115)
Adjustments required to reconcile net loss to net cash used in operating activities:
Bad debt expense	160	86
Depreciation	3,517	2,359
Amortization of right-of-use financing lease asset	317	-
Non-cash operating lease expense	727	362
Provision (benefit) for deferred income taxes	13	(987)
Stock-based compensation	4,352	6,616
Amortization of debt discount	1,991	2
Amortization of intangible assets	4,060	4,063
Goodwill impairment	-	34,835
Impairment of SAFE Agreement	101	-
Loss (gain) due to the remeasurement of the STS Earnout and Contingent Consideration, net	384	(883)
Gain on the sale of property and equipment	(28)	-
Gain on the sale of ATSE	-	(2,643)
Gain on extinguishment of debt	(527)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,877)	729
Inventory	(687)	209
Other current assets	144	331
Deposits	(495)	(292)
Accounts payable, accrued expenses and other current liabilities	1,600	(2,229)
Contract liabilities	1,004	587
Operating lease liability	(1,249)	239
Net cash used in operating activities - continuing operations	(32,178)	(40,070)
Net cash (used in) provided by operating activities - discontinued operations	(449)	458
Net cash used in operating activities	(32,627)	(39,612)
Cash Flows from Investing Activities:
SAFE Investment	-	(755)
Capital expenditures	(1,388)	(2,990)
Down payment on capital expenditures	-	(1,181)
Proceeds from the sale of property and equipment	177	-
Cash paid for STS acquisition, net	-	(6,389)
Proceeds from the Roker SAFE	1,481	-
Proceeds from the sale of ATSE, net	-	3,051
Net cash provided by (used in) investing activities - continuing operations	270	(8,264)
Net cash used in investing activities - discontinued operations	-	(125)
Net cash provided by (used in) investing activities	270	(8,389)
Cash Flows from Financing Activities:
Net proceeds 2022 Promissory Notes - related party, exchanged for 2023 Promissory Notes - related party	400	1,000
Payment of notes payable	-	(79)
Proceeds from notes receivable	340	198
Payments related to financing leases	(702)	-
Net proceeds from exercise of options	158	93
Net proceeds from exercise of the warrants associated with series A preferred stock	32	-
Net proceeds from Series A Prime Revenue Sharing Notes	9,553	-
Net proceeds from Series A Prime Revenue Sharing Notes - related party	4,777	-
Net proceeds from 2023 Promissory Notes	4,000	-
Net proceeds from 2023 Promissory Notes - related party	7,100	-
Net proceeds from 2023 Registered Direct Offering	9,159	-
Net proceeds from the exercise of the warrants associated to 2023 Registered Direct Offering	10,996	-
Net proceeds from the exercise of the pre-funded warrants	1	-
Repayments of loans payable	(107)	-
Net proceeds from at-the-market agreement	-	22,754
Repurchases of common stock	(105)	(98)
Net cash provided by financing activities	45,602	23,868
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	13,694	(24,466)
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents - discontinued operations	(449)	333
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	13,245	(24,133)
Cash, cash equivalents and restricted cash and cash equivalents at beginning of the period	2,468	26,601
Cash, cash equivalents and restricted cash and cash equivalents at end of the period	$15,713	$2,468

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of the period - continuing operations	$15,385	$1,924
Restricted cash and cash equivalents at end of the period - continuing operations	328	254
Cash and cash equivalents at end of the period - discontinued operations	-	290
Cash, cash equivalents and restricted cash and cash equivalents at end of the period	$15,713	$2,468

The accompanying notes are an integral part of these consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Rekor Systems, Inc. (“Rekor”) was formed in February 2017. The consolidated financial statements include the accounts of Rekor, the parent company, and its wholly-owned subsidiaries Rekor Recognition Systems, Inc., Waycare Technologies Inc. and Waycare Technologies Ltd. (collectively, "Waycare") and Southern Traffic Services, Inc. ("STS") (collectively, the “Company”). The Company stands at the forefront of the roadway intelligence sector, revolutionizing public safety, urban mobility, and transportation management on a global scale. The Company's vision is to improve the lives of citizens and the world around them by enabling safer, smarter, and greener roadways and communities. The Company works towards this vision by collecting, connecting, and organizing the world’s mobility data, and making it accessible and useful to its customers for real-time insights and decisioning for situational awareness, rapid response, risk mitigation, and predictive analytics for resource and infrastructure planning and reporting.

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

Liquidity and Going Concern

Management has assessed going concern uncertainty to determine whether there is sufficient cash on hand, together with expected capital raises and working capital, to assure operations for a period of at least one year from the date these consolidated financial statements are issued, which is referred to as the “look-forward period”, as defined in U.S. GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management has considered various scenarios, forecasts, projections, and estimates and will make certain key assumptions. These assumptions include, among other factors, its ability to raise additional capital, the expected timing and nature of the Company’s programs and projected cash expenditures and its ability to delay or curtail these programs or expenditures to the extent management has the proper authority to do so and considers it probable that those implementations can be achieved within the look-forward period.

The Company has generated losses and negative operating cashflows since its inception and has relied on external sources of financing to support the cash flow from operations. The Company attributes losses to non-capital expenditures related to the scaling of existing products and services, development of new products and services and marketing efforts associated with these existing and new products and services. As of and for the year ended December 31, 2023, the Company had working capital from continuing operations of $8,100,000 and a loss from continuing operations of $45,685,000.

Our cash increased by $13,245,000 for the year ended December 31, 2023 primarily due to net cash provided by financing activities of $45,602,000 which was offset by the net cash used in operating activities of $32,627,000.

Based on the Company's current business plan assumptions and the expected cash burn rate, the Company believes that the existing cash is insufficient to fund its current level of operations for the next twelve months following the issuance of these consolidated financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company's ability to generate positive operating results and execute its business strategy will depend on (i) its ability to continue the growth of its customer base, (ii) its ability to continue to improve its quarterly financial metrics such as net loss and cash used from operating activities (iii) the continued performance of its contractors, subcontractors and vendors, (iv) its ability to maintain and build good relationships with investors, lenders and other financial intermediaries, (v) its ability to maintain timely collections from existing customers, and (vi) the ability to scale its business processes. To the extent that events outside of the Company's control have a significant negative impact on economic and/or market conditions, they could affect payments from customers, services and supplies from vendors, its ability to continue to secure and implement new business, raise capital, and otherwise, depending on the severity of such impact, materially adversely affect its operating results.

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

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. For non-U.S. dollar transactions and other items in the financial statements, the following exchange rates are used: (i) for transactions – exchange rates at transaction dates or average exchange rates; and (ii) for other items (derived from non-monetary balance sheet items such as depreciation and amortization) – historical exchange rates. Currency transaction gains and losses are presented in other expense, net on the consolidated statement of operations. The currency transaction gain for the year ended December 31, 2023 and 2022 was $55,000 and $306,000, respectively.

Concentration of Risk

The Company deposits its temporary cash investments with highly rated quality financial institutions that are located in the United States and Israel. The United States deposits are federally insured up to $250,000 per account. As of December 31, 2023, and 2022, the Company had deposits, including restricted cash, totaling $15,713,000 and $2,468,000, respectively, in multiple U.S. financial institutions and one Israeli financial institution.

For the year ended December 31, 2023, Customer A accounted for 18% of the Company's total revenues. For the year ended  December 31, 2022 no customer accounted for more than 10% of the Company's total revenue.

As of December 31, 2023 Customer A and Customer B accounted for 22% and 13%, respectively, of the Company's consolidated accounts receivable balance. As of December 31, 2022, no single customer accounted for more than 10% of the Company's consolidated accounts receivable balance.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments to be cash equivalents.

Cash subject to contractual restrictions and not readily available for use is classified as restricted cash and cash equivalents. The Company’s restricted cash balances are primarily made up of cash collected on behalf of certain client jurisdictions. Restricted cash and cash equivalents for these client jurisdictions as of December 31, 2023 and 2022 were $328,000 and $254,000, respectively, and correspond to equal amounts of related liabilities.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its clients’ financial condition, and the Company generally does not require collateral.

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled accounts receivables, and contract liabilities on the consolidated balance sheets. Billed and unbilled accounts receivable are presented as part of accounts receivable, net, on the consolidated balance sheets. When billing occurs after services have been provided, such unbilled amounts will generally be billed and collected within 60 to 120 days but typically no longer than over the next twelve months. Unbilled accounts receivables of $946,000 and $935,000 were included in accounts receivable, net, in the consolidated balance sheets as of  December 31, 2023 and December 31, 2022, respectively.

The Company maintains an allowance for credit losses at an amount estimated to be sufficient to cover the risk of collecting less than full payment of the receivables. The Company estimates losses on receivables based on expected losses, including our historical experience of actual losses. Receivables are considered impaired and written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement.  At each balance sheet date, the Company evaluates its receivables and will assess the allowance for credit losses based on specific customer collection issues and historical write-off trends. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance.

Note Receivables

In connection with the sale of its former TeamGlobal subsidiaries in June 2020, the Company received a $1,700,000, five and a half year promissory note due December 2025, that carries an interest rate of 4% and is secured by a first priority security interest in the shares of TeamGlobal. Monthly principal payments on the promissory note began in 2021. Based on the general market conditions, the security interest held by the Company and the credit quality of the buyer at the time of the sale, the Company determined that the fixed interest rate approximated the current market rate. The remaining balance due from TeamGlobal as of  December 31, 2023 and 2022, was $822,000 and $1,162,000, respectively and is presented as part of notes receivable, current portion and note receivable, long-term on the consolidated balance sheets.

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

Accounts Payable, Accrued and Other Current Liabilities

As of December 31, 2023 and 2022, amounts owed to related parties of $105,000 and $253,000 were presented as part of accounts payable and accrued expenses on the consolidated balance sheets.

A summary of other current liabilities is as follows (in thousands):

	December 31, 2023	December 31, 2022
Payroll and payroll related	2,824	2,483
Right of offset to restricted cash	328	243
STS Contingent Consideration	1,800	-
Other	658	46
Total	$5,610	$2,772

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

As of December 31, 2023 and 2022, the Company did not recognize an impairment loss on its property and equipment.

Deposits

Deposits consist of cash payments made by the Company related to security deposits for leased assets and deposits on property and equipment which the Company has not yet received.

Research and Development Costs

Research and development costs to develop software to be sold, leased or marketed are expensed as incurred up to the point of technological feasibility for the related software product. There were no capitalized internally developed software costs not yet placed in service as of December 31, 2023 and 2022, respectively.

Intangible Assets

Intangible assets include capitalized internally developed software and amounts recognized in connection with acquisitions, including customer relationships, technology and marketing related assets. Intangible assets, other than software development costs, are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets. Intangible assets with definite lives are reviewed for impairment if indicators of impairment arise. Amortization expense related to intangible assets is presented as part of depreciation and amortization on the consolidated statements of operations. As of December 31, 2023 and 2022, the Company did not recognize an impairment loss on its intangible assets.

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

The Company determines if an arrangement contains a lease and the classification of that lease, if applicable, at inception. Operating leases are included in right-of-use operating lease assets, net, lease liabilities operating, short-term and lease liabilities operating, long-term, in the consolidated balance sheets. Financing leases are included in right-of-use financing lease assets, net, lease liabilities financing, short-term and lease liabilities financing, long-term, in the consolidated balance sheets.

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

Goodwill

The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. Goodwill is not amortized but rather subject to a periodic impairment testing on an annual basis. The Company will assess goodwill for impairment annually on October 1st of each year, or more often if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. The Company will perform a qualitative assessment, to determine its fair value which includes an evaluation of relevant events and circumstances, including macroeconomic, industry and market conditions, the Company's overall financial performance, and trends in the value of the Company's common stock. During the year ended December 31, 2023, the Company did not recognize any impairment to goodwill.

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

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, performance obligations are satisfied

The following table presents a summary of revenue (dollars in thousands):

	Year ended December 31,
	2023	2022
Recurring revenue	$20,755	$13,091
Product and service revenue	14,178	6,829
Total revenue	$34,933	$19,920

Information about the Company’s revenue in different geographic regions, which is attributable to the Company’s operations located primarily in the United States and other countries is as follows (dollars in thousands):

	Year ended December 31,
	2023	2022
United States	$32,386	$17,889
Other	2,547	2,031
Total revenue	$34,933	$19,920

For the year ended December 31, 2023, except for the United States, total revenue in any single country was less than 10% of consolidated revenue.

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

Recurring revenues are generated through the Company’s Software-as-a-Service ("SaaS") model, where the Company provides customers with the right to access the Company’s software solutions for a fee. These services are made available to the customer continuously throughout the contractual period. However, the extent to which the customer uses the services  may vary at the customer’s discretion. The contracts with customers are generally for a term of one to five years. The payments for SaaS solutions  may be received either at the inception of the arrangement or over the term of the arrangement. These SaaS solutions are considered to have a single performance obligation where the customer simultaneously receives and consumes the benefit, and as such, we recognize revenue for these arrangements ratably over the term of the contractual agreement.

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

Revenue by Customer Type

The following table presents a summary of revenue by revenue type (dollars in thousands):

	Year ended December 31,
	2023	2022
Urban mobility	$16,773	$7,692
Transportation management	3,286	2,787
Public safety	14,874	9,441
Total revenue	$34,933	$19,920

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

Transportation management

Transportation management revenue is associated with the Rekor Command™ platform and the associated applications underneath the platform. These provide traffic operations and traffic management centers with support through actionable, real-time incident reports integrated into a cross-agency communication and response system. Revenue is generated through contracts that include an upfront as well as recurring component.

Public Safety

Public safety revenue consists of licensing of the Rekor Scout™ platform, licensing of Rekor CarCheck™ API, licensing of Rekor’s vehicle recognition software, as well as systems deployed for security, contactless compliance and public safety. Revenue is generated through recurring and perpetual license sales as well as one-time hardware sales.

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

Where performance obligations for a contract with a customer are not yet satisfied or have only been partially satisfied as of a particular date, the unsatisfied portion is to be recognized as revenue in the future. As of December 31, 2023 the Company had approximately $26,390,000 of remaining performance obligations not yet satisfied or partially satisfied related to continuing operations. The Company expects to recognize approximately 71% of this amount as revenue over the succeeding twelve months, and the remainder is expected to be recognized over the next two to four years thereafter.

Contract liabilities

When the Company advance bills clients prior to providing services, revenue will generally be earned and recognized within the next month to five years, depending on the subscription or licensing period. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the year ended December 31, 2023, were not materially impacted by any other factors. Contract liabilities as of December 31, 2023 and December 31, 2022, were $5,053,000 and $4,049,000, respectively. All contract liabilities as of December 31, 2023 and December 31, 2022, were attributable to continuing operations. During the year ended December 31, 2023, $2,930,000 of the contract liabilities balance as of December 31, 2022, was recognized as revenue.

The contract liabilities as of December 31, 2023, are expected to be recognized as revenue during the following years ended December 31, (dollars in thousands):

2024	$3,604
2025	822
2026	396
2027	165
2028	66
Total	$5,053

Practical Expedients Election ‒ Costs to Obtain and Fulfill a Contract

The Company’s incremental costs to obtain a contract consist of sales commissions. The Company elected to use the practical expedient to expense costs to obtain a contract as incurred when the amortization period would have been one year or less. As of December 31, 2023, and 2022, costs incurred to obtain contracts in excess of one year have been immaterial to date.

Advertising

The Company expenses all non-direct response advertising costs as incurred. Advertising costs for the years ended December 31, 2023 and 2022 were $231,000 and $588,000, respectively, and are included in selling and marketing expenses in the consolidated statement of operations.

Segment Information

The Company operates as one operating segment as its chief executive officer, who is our chief operating decision maker ("CODM"), reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

Income Taxes

Provision (benefit) for income tax consists of U.S. federal and state income taxes. The Company is required to pay income taxes in certain state jurisdictions.

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

As of December 31, 2023, and 2022, the Company’s evaluation revealed no uncertain tax positions that would have a material impact on the financial statements.

Equity-Based Compensation

The Company recognizes equity-based compensation costs related to all share-based payments, including stock options and restricted stock units (“RSUs”), based on the grant-date fair value of the award on a straight-line basis over the requisite service period, net of actual forfeitures. The fair value of RSUs is measured on the grant date based on the closing fair market value of the Company’s common stock. The Company accounts for forfeitures as they occur.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for accounts receivable, notes receivable and accounts payable approximate fair value as of December 31, 2023 and December 31, 2022, because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt and long-term receivables approximates fair value as of December 31, 2023 and December 31, 2022, given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

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

The Company considers its contingent consideration to be Level 3 investments and that the fair value approximates the carrying value.

There were no changes in levels during the year ended December 31, 2023.

Earnings (Loss) per Share

Basic loss per share or earnings per share ("EPS"), is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and potentially dilutive securities outstanding during the period, except for periods of net loss for which no potentially dilutive securities are included because their effect would be anti-dilutive. Potentially dilutive securities consist of common stock issuable upon exercise of stock options or warrants using the treasury stock method. Potentially dilutive securities issuable upon conversion of the Series A Preferred Stock are calculated using the if-converted method.

The Company calculates basic and diluted loss per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed.

Treasury shares are presented as a reduction of equity, at their cost to the Company.

N

ew Accounting Pronouncements Effective in the Current Period

In  June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after  December 15, 2022. Upon adoption of the new standard, the Company began recognizing an allowance for credit losses based on the estimated lifetime expected credit loss related to the Company’s financial assets. Due to the nature and extent of the Company’s financial instruments (primarily accounts receivable and a note receivable) currently within the scope of ASU 2016-13 and based on the Company’s analysis of ASU 2016-13 and the historical, current and expected credit quality of the Company’s customers, ASU 2016-13 did not have a material impact on its consolidated statements of operations and balance sheets.

Recently Issued Accounting Pronouncements

In November 2023, FASB issued ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the CODM and included within the reported measure(s) of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment's profit or loss to assess performance and decide how to allocate resources. The guidance is effective for our annual period beginning January 1, 2025, and interim periods thereafter, applied retrospectively with early adoption permitted. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide greater disaggregation within their annual rate reconciliation, including new requirements to present reconciling items on a gross basis in specified categories, disclose both percentages and dollar amounts, and disaggregate individual reconciling items by jurisdiction and nature when the effect of the items meet a quantitative threshold. The guidance also requires disaggregating the annual disclosure of income taxes paid, net of refunds received, by federal (national), state, and foreign taxes, with separate presentation of individual jurisdictions that meet a quantitative threshold. The guidance is effective for the Company's annual periods beginning January 1, 2025 on a prospective basis, with a retrospective option, and early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard on its consolidated financial statements and disclosures.

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

The STS Contingent Consideration in the amount of $2,000,000 will be paid in cash if on or prior to  October 30, 2024, the Company enters into a multi-year extension of the Georgia Department of Transportation Contract on substantially similar terms and conditions as the contract being extended. The STS Contingent Consideration shall be payable within 30 days of the effectiveness of the extension of the Georgia Department of Transportation Contract. STS Contingent Consideration is presented as part of other non-current liabilities on the consolidated balance sheets and is remeasured on a quarterly basis. In connection with the Company's purchase price accounting, it evaluated the fair value of the STS Contingent Consideration at the time of acquisition and determined the fair value to be $1,298,000. For the year ended December 31, 2023 and 2022 the Company recognized $384,000 and $118,000, respectively, in expense related to the remeasurement of the STS Contingent Consideration which is presented with general and administrative expenses on the consolidated statement of operations.

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

The purchase price has been allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date. Since the acquisition of STS occurred on June 17, 2022, the results of operations for STS from the date of acquisition have been included in the Company’s consolidated statement of operations for the years ended December 31, 2023 and 2022. The table below shows the breakdown related to the purchase price allocation for the acquisition (dollars in thousands):

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

Operations of Combined Entities

The following unaudited pro forma combined financial information gives effect to the acquisition of STS as if it were consummated as of January 1, 2022. This unaudited pro forma financial information is presented for information purposes only and is not intended to present actual results that would have been attained had the acquisition been completed as of January 1, 2022 (the beginning of the earliest period presented) or to project potential operating results as of any future date or for any future periods.

	Year ended December 31,
	2023	2022
	(Dollars in thousands, except per share data)
Total revenue from continuing operations	$34,933	$25,805
Net loss from continuing operations	$(45,685)	$(84,254)
Basic and diluted loss per share continuing operations	$(0.72)	$(1.68)
Basic and diluted number of shares	63,168,299	50,184,867

ATD Acquisition

On January 2, 2024 the Company acquired All Traffic Data Services, LLC, a Colorado limited liability company (“ATD”), pursuant to that certain Interest Purchase Agreement (the “Purchase Agreement”), dated as of the January 2, 2024, by and among the Company, ATD and All Traffic Holdings, LLC. ATD is engaged in the business of advanced traffic data collection. Under the terms of the Purchase Agreement, the Company acquired all of the issued and outstanding limited liability company interests of ATD (the “ATD Acquisition”). See NOTE  17 – SUBSEQUENT EVENTS for additional information on the ATD Acquisition.

NOTE 3 – INVESTMENTS

Investments in Unconsolidated Companies

In 2017, the Company contributed substantially all of the assets and certain liabilities related to its vehicle services business to Global Public Safety (the “GPS Closing”). After the GPS Closing, the Company continues to own 19.9% of the units of Global Public Safety. This equity investment does not have a readily determinable fair value and the Company reports this investment at cost, less impairment. As of December 31, 2023 and 2022 the investment in Global Public Safety had a value of $0.

There were no distributions or earnings received from this investment in the year ended December 31, 2023 and 2022.

Roker

In June 2020, the Company announced a joint venture in which the Company would have a 50% equity interest in Roker Inc. (“Roker”). In the third quarter of 2020 and the first quarter of 2021, the Company contributed $75,000 for its 50% equity interest for a total investment of $150,000. This investment is accounted for under the equity method. As of December 31, 2023 and 2022 the investment in Roker had a value of $0.

In 2021, in exchange for $1,250,000 the Company entered into a Simple Agreement for Future Equity with Roker (the “Roker SAFE”). In 2022, the Company invested an additional $755,000 in the Roker SAFE. The Roker SAFE allows the Company to participate in future equity financings of Roker, through a share-settled redemption of the amount invested (such notional being the “invested amount”). Alternatively, upon the occurrence of a change of control or an initial public offering (other than a qualified financing), the Company has the option to receive either (i) cash payment equal to the invested amount under the Roker SAFE, or (ii) a number of shares of common stock equal to the invested amount divided by the liquidity price set forth in the Roker SAFE. The Company’s investment in the Roker SAFE was recorded on the cost method of accounting and included under the Roker SAFE investment on the consolidated balance sheets and is shown as long-term, as it was not readily convertible into cash.

During the year ended  December 31, 2023, the Company recognized an impairment of $101,000 related to the Roker SAFE that is presented as part of general and administrative expenses in the consolidated statements of operations.

During the year ended December 31, 2023, the Company entered into an agreement to sell substantially all of the assets of Roker, which initiated a triggering event related to the Company's Roker SAFE agreements. As result of the triggering event the Company received cash proceeds of $1,904,000 of which includes $423,000 that was held in escrow as of December 31, 2023 and was presented as part of other current assets, net and deposits on the consolidated balance sheets. The Company will receive 50% of the amount held in escrow on July 25, 2024 and the other 50% of the amount held in escrow on July 25, 2025.

NOTE 4 – DISCONTINUED OPERATIONS

ATSE Sale

On December 8, 2022, the Company sold its ATSE business, a non-core component, for approximately $3,390,000. The buyer agreed to certain assets and liabilities of the ATSE component for a purchase price of $3,390,000, comprising (i) $3,390,000 in cash of which includes $339,000 that was held in escrow as of December 31, 2022 and was presented as part of other current assets on the consolidated balance sheets.

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

Results of Discontinued Operations

Pursuant to ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, the results of operations from ATSE for the years ended December 31, 2023 and 2022 have been classified as discontinued operations and presented as part of net income from discontinued operations in the accompanying consolidated statements of operations presented herein. The assets and liabilities also have been classified as discontinued operations under the line captions of current and long term assets, net of discontinued operations and current and long term liabilities of discontinued operations in the accompanying consolidated balance sheets as of December 31, 2023 and December 31, 2022.

There was no balance sheet information related to our discontinued operations as of  December 31, 2023. The assets and liabilities classified as discontinued operations in the Company's consolidated financial statements as of December 31, 2022 are shown below (dollars in thousands):

	December 31, 2022
	Firestorm	ATSE	Total
ASSETS
Current assets
Cash and cash equivalents	$-	$-	$-
Restricted cash and cash equivalents	-	290	290
Accounts receivable, net	-	41	41
Inventory	-	-	-
Total current assets	-	331	331
Long-term assets
Property and equipment, net	-	-	-
Right-of-use lease assets, net	-	-	-
Intangible assets, net	-	-	-
Total long-term assets, net	-	-	-
Total assets	$-	$331	$331
LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$33	$68	$101
Lease liability, short-term	99	-	99
Other current liabilities	-	290	290
Total current liabilities	132	358	490
Long-Term Liabilities
Lease liability, long-term	-	-	-
Total liabilities	$132	$358	$490

There were no operations related to our discontinued operations for the year ended  December 31, 2023. The major components of the discontinued operations, net of tax, are presented in the consolidated statements of operations for the year ended  December 31, 2022 are shown below (dollars in thousands):

	Year ended December 31, 2022
	Firestorm	ATSE	Total
Revenue	$-	$2,360	$2,360
Cost of revenue, excluding depreciation and amortization	-	1,645	1,645

Operating expenses:
General and administrative expenses	1	215	216
Depreciation and amortization	-	160	160
Total operating expenses	1	375	376

Net (loss) income from discontinued operations	$(1)	$340	$339

NOTE 5 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2023 and 2022 were as follows (dollars in thousands):

	Year ended December 31,
	2023	2022
Cash paid for interest	$1,648	$59
Cash paid for taxes	9	60
Decrease in accounts payable and accrued expenses related to purchases of property and equipment	(749)	(528)
(Increase) decrease in accounts payable and accrued expenses related to purchases of inventory	(550)	724
Increase in inventory related to the transfer of property and equipment	935	-
Decrease in deposits related to property and equipment received	417	-
Non-cash investing activities:
Fair market value of shares issued in connection with the acquisition of STS	-	2,000
Contingent Consideration in connection with the acquisition of STS	-	1,298
Earnout Consideration in connection with the acquisition of STS	-	1,001
Note Consideration in connection with the acquisition of STS	-	2,000
Deferred tax liabilities resulting from purchase accounting adjustments in connection with the acquisition of STS	-	1,001
Loans issued for property and equipment	-	(460)
Non-cash financing activities:
2022 Promissory Notes exchanged for 2023 Promissory Notes - related party	1,000	-
Warrants issued in connection with the 2023 Promissory Notes	1,640	-
Warrants issued in connection with the 2023 Promissory Notes - related party	3,485	-
New Leases under ASC-842
Right-of-use assets obtained in exchange for new finance lease liabilities	1,837	-
Recognition of operating lease - right-of-use lease asset	649	3,508
Lease incentive recognized in current assets	-	919
Recognition of operating lease - lease liability	$(649)	$(4,427)

NOTE 6 – INVENTORY

As of December 31, 2023 and 2022, inventory consisted entirely of the following (dollars in thousands):

	December 31,
	2023	2022
Parts and cameras	$2,633	$1,154
Finished goods	425	832
Total inventory	$3,058	$1,986

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (dollars in thousands):

	December 31,
	2023	2022
Furniture and fixtures	$1,959	$1,959
Office equipment	4,945	3,969
Roadway monitoring systems placed in service	4,928	3,999
Vehicles	2,052	2,539
Leasehold improvements	4,508	4,459
Roadway monitoring systems not yet placed in service	1,305	3,144
Total	$19,697	$20,069
Less: accumulated depreciation	(6,509)	(3,336)
Property and equipment, net	$13,188	$16,733

Depreciation related to property and equipment, net for the years ended December 31, 2023 and 2022 was $3,517,000 and $2,359,000, respectively, and is presented as part of depreciation and amortization in the accompanying consolidated statements of operations.

Information about the Company’s total assets in different geographic regions is as follows (dollars in thousands):

	December 31,
	2023	2022
United States	$18,036	$18,465
Other	1,661	1,604
Accumulated depreciation	(6,509)	(3,336)
Total property and equipment, net	$13,188	$16,733

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

Lease cost recognized in our consolidated statements of operations is summarized as follows (dollars in thousands):

	Year ended December 31,
	2023	2022
Operating lease cost	$2,091	$2,040
Finance lease cost
Amortization of right-of-use assets	317	-
Interest on lease liabilities	76	-
Finance lease cost	393	-
Total lease cost	$2,484	$2,040

For the year ended December 31, 2023, the Company had $469,000 in cash payments related to its financing leases prior to the lease commencement date.

Other information about lease amounts recognized in our consolidated financial statements is as follows:

	Year ended December 31,
	2023	2022
Weighted-average remaining lease term (years) - operating leases	8.47	9.45
Weighted-average remaining lease term (years) - financing leases	2.84	-
Weighted-average discount rate - operating leases	9%	9%
Weighted-average discount rate - financing leases	9%	-

Maturities of operating and financing lease liabilities for continuing operations at December 31, 2023 were as follows (dollars in thousands):

	Operating Leases	Financing Leases
2024	$2,516	$669
2025	2,529	669
2026	2,410	401
2027	2,352	54
2028	2,388	27
Thereafter	8,795	-
Total lease payments	20,990	1,820
Less imputed interest	6,284	216
Maturities of lease liabilities	$14,706	$1,604

NOTE 9 – INTANGIBLE ASSETS

Goodwill

There were no changes to goodwill during the year ended  December 31, 2023. The following summarizes the change in goodwill from December 31, 2021 to December 31, 2022 (dollars in thousands):

	December 31, 2021	STS Acquisition	Impairment	December 31, 2022
Goodwill	$53,451	$1,977	$(34,835)	$20,593

Intangible Assets Subject to Amortization

The following summarizes the change in intangible assets from December 31, 2021 to December 31, 2023 (dollars in thousands):

	December 31, 2021	Additions	Amortization	December 31, 2022	Additions	Amortization	December 31, 2023
Intangible assets subject to amortization from continuing operations
Customer relationships	$328	$3,400	$(147)	$3,581	$-	$(260)	$3,321
Marketing related	97	700	(113)	684	-	(185)	499
Technology based	20,304	-	(3,455)	16,849	-	(3,430)	13,419
Internally capitalized software	533	-	(348)	185	-	(185)	-
Intangible assets subject to amortization from continuing operations	$21,262	$4,100	$(4,063)	$21,299	$-	$(4,060)	$17,239

The following provides a breakdown of identifiable intangible assets as of December 31, 2023 and 2022 (dollars in thousands):

	December 31,
	2023	2022
Customer relationships	$3,861	$3,861
Marketing related	1,027	1,027
Technology based	24,107	24,107
Internally capitalized software	1,236	1,236
Total	30,231	30,231
Less: accumulated amortization	(12,992)	(8,932)
Identifiable intangible assets from continuing operations, net	$17,239	$21,299

These intangible assets are being amortized on a straight-line basis over their weighted average remaining estimated useful life of 5.6 years. Amortization expense attributable to continuing operations for the year ended December 31, 2023 and 2022 was $4,060,000 and $4,063,000, respectively, and is presented as part of depreciation and amortization in the accompanying consolidated statements of operations.

As of December 31, 2023, the estimated annual amortization expense from continuing operations for each of the next five fiscal years and thereafter is as follows (dollars in thousands):

2024	$3,841
2025	3,832
2026	3,019
2027	2,744
2028	1,769
Thereafter	2,034
Total	$17,239

NOTE 10 – DEBT

STS Notes

On   June 17, 2022, pursuant to the terms of the Company’s acquisition of STS, the Company issued an aggregate of $2,000,000 of notes payable in the form of two unsecured, subordinated promissory notes, each in the principal amount of $1,000,000 and bearing an interest rate of 3.0% per annum, payable quarterly.  The notes mature on  June 14, 2024 and  June 17, 2025, respectively. The aggregate balance of these notes payable was $2,000,000 as of  December 31, 2022 and is included in notes payable long-term, in the consolidated balance sheets. As of  December 31, 2023, the aggregate balance of these notes payable was $2,000,000 of which $1,000,000 was included in notes payable current portion and $1,000,000 was included in notes payable long-term, respectively, in the consolidated balance sheets.

Loans Payable

As part of its operations the Company enters loans related to purchases of its vehicles. These loans have maturities between 2024 and 2028 and carry interest rates ranging from 0% to 6.99%. These loans primarily have equal monthly payments over the life of the respective loan. The loans are presented as part of loans payable, current portion and loans payable long-term on the consolidated balance sheet.

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

2023 Promissory Notes

On  January 18, 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company agreed to issue and sell to the investors in a private placement transaction (i) up to $15,000,000 in aggregate principal amount of senior secured promissory notes (the “2023 Promissory Notes”), and (ii) warrants to purchase, for an exercise price of $2.00 per share, up to an aggregate of 7,500,000 shares of common stock of the Company, par value $0.0001 per share.  In connection with the initial closing on  January 18, 2023, the Company issued $12,500,000 in aggregate principal amount of 2023 Promissory Notes and warrants to purchase 6,250,000 shares of Common Stock, resulting in proceeds to the Company of $12,500,000 before reimbursement of expenses. See NOTE  14 – STOCKHOLDERS' EQUITY for additional information related to the warrants. Pursuant to the terms of the Securities Purchase Agreement, the 2022 Promissory Notes were exchanged for equal principal amounts of the 2023 Promissory Notes which are included in the proceeds of $12,500,000. As a result, the 2022 Promissory Notes were exchanged with no further force and effect as of the effective date of the Securities Purchase Agreement.

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

The Securities Purchase Agreement contains customary representations and warranties of the Company and the investors. The Company has a material relationship with two of the investors, (i) Robert A. Berman, the Company’s Chief Executive Officer and Executive Chairman, and (ii) Arctis Global Master Fund Limited (“Arctis”), an affiliate of Arctis Global, LLC, a 11.64% holder of Common Stock of the Company based on its Schedule 13G/A filed with the Securities and Exchange Commission on  February 14, 2024.  Mr. Berman and Arctis invested $2,000,000 and $6,500,000, respectively, in connection with the $12,500,000 initial closing of the private placement. These lenders were determined to be related parties. Mr. Berman had the option, upon request of the Company made within six months of the initial closing, to invest up to an additional $2,500,000 in a subsequent closing, or series of closings, on the same terms. In aggregate, such subsequent closings would have resulted in the issuance of senior secured notes in the original principal amount of up to $2,500,000 and warrants to purchase up to 1,250,000 shares of Common Stock. This option was not exercised and has expired as of December 31, 2023.

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

The 2023 Promissory Notes impose certain financial covenants upon the Company, as well as covenants that restrict the Company and its subsidiaries from incurring any additional indebtedness or suffering any liens, subject to specified exceptions, and restrict the declaration of any dividends or other distributions, subject to specified exceptions. In connection with the Series A Prime Revenue Sharing Notes, the holders of the 2023 Promissory Notes signed a waiver to allow for the issuance of additional debt by the Company. If an event of default under the 2023 Promissory Notes occurs, the investors can elect to redeem the 2023 Promissory Notes for cash in accordance with the Early Redemption Schedule, plus default interest, which accrues at a rate per annum equal to 14% from the date of an event of default.

The warrants issued in connection with the initial closing have an exercise price of $2.00 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, are immediately exercisable, have a term of five years from the date of issuance and are exercisable on a cash or cashless basis at the election of the holder.

Subsequent to year-end all of the 2023 Promissory Notes were fully redeemed. See NOTE  17 – SUBSEQUENT EVENTS for additional information related to the redemption of the 2023 Promissory Notes.

Series A Prime Revenue Sharing Notes

On December 15, 2023, the Company issued $15,000,000 in Series A Prime Revenue Sharing Notes. Interest accrues on the Series A Prime Revenue Sharing Notes at a fixed annual rate of 13.25% and is paid monthly. The entire outstanding principal balance, together with all interest accrued and unpaid is due and payable on the maturity date of December 15, 2026. Debt issuance costs paid in connection with the Series A Prime Revenue Sharing Notes were $670,000 and are being amortized as interest expense using a straight-line method over the term of the Series A Prime Revenue Sharing Notes. The Company has a material relationship with Arctis, which invested $5,000,000 in connection with the $15,000,000 initial closing of the Series A Prime Revenue Sharing Notes.

Interest will be paid based on revenue received from an initial pool of “prime” accounts which are related to contracts from customers in five states, each of which has been rated at or above AAA/AA+/Aal for their respective unsecured general obligation debt by nationally recognized credit rating agencies. The Company entered into a base Indenture for the Series A Prime Revenue Sharing Notes as of December 15, 2023 with Argent Institutional Trust Company, as trustee. The Indenture creates a first priority security interest for the benefit of the holders of all subsequent notes issued under the Indenture. The Series A Prime Revenue Sharing Notes rank senior to the Company’s existing and future secured and unsecured debt with respect to the pool of revenue securing the Series A Prime Revenue Sharing Notes.

As part of the terms of the Series A Prime Revenue Sharing Notes the Company is required to maintain an interest reserve related to not less than three times the next monthly interest payment. Additionally, there is a sinking fund requirement which states if the three year value of eligible contracts is less than 170% of the aggregate outstanding principal amount of Series A Prime Revenue Sharing Notes the Company must maintain a cash balance sufficient to amortize the principal amount due on the Series A Prime Revenue Sharing Notes in equal monthly installments by the respective due dates of such series. The amount related to the interest reserve and sinking fund was $500,000 as of December 31, 2023 and is held by a third party and is presented as part of deposits on the consolidated balance sheets. The Company is not in default of any requirements as they relate to the Series A Prime Revenue Sharing Notes.

The Company may prepay the Series A Prime Revenue Sharing Notes at anytime up until December 15, 2026 by paying a premium ranging from 103% to 106%. Thereafter, the Series A Prime Revenue Sharing Notes may be prepaid by the Company at par value; provided, however, that the Series A Prime Revenue Sharing Notes may not be redeemed prior to December 15, 2024. Repayment of the Series A Prime Revenue Sharing Notes consisting of all principal, plus any unpaid accrued interest, may also be accelerated by the noteholder upon a change in control or event of default. As of the year ended December 31, 2023, the Company recognized $83,000 in interest expense related to the Series A Prime Revenue Sharing Notes.

Interest Expense, net

The following table presents the interest expense and interest income related to the contractual interest and the amortization of debt issuance costs for the Company’s debt arrangements (dollars in thousands):

	Year ended December 31,
	2023	2022
Contractual interest	$1,648	70
Amortization of debt issuance costs	1,991	2
Total interest expense, net	3,639	72
Less: interest income	(43)	(51)
Total interest expense, net	$3,596	$21

Schedule of Principal Amounts Due on Debt

The principal amounts due for notes payable and loans payable are shown below as of December 31, 2023 (dollars in thousands):

2024	$1,074
2025	13,578
2026	15,083
2027	86
2028	27
Thereafter	-
Total	29,848
Less unamortized financing costs	(3,831)
Total notes payable	$26,017

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

The provision (benefit) for income taxes for the years ended December 31, 2023 and 2022 consists of the following (dollars in thousands):

	Year ended December 31,
	2023	2022
Federal:
Deferred	$13	$(987)
Total federal	13	(987)
State:
Current	19	-
Total state	19	-
Provision (benefit) for income taxes	$32	$(987)

The components of deferred income tax assets and liabilities are as follows on  December 31, 2023 and 2022 (dollars in thousands):

	Year ended December 31,
Deferred tax assets	2023	2022
Net operating loss	$40,361	$29,402
163(j) limitation	3,186	2,158
Lease liabilities	4,085	3,906
Research and development	3,891	4,551
Other	1,646	511
Total gross deferred tax assets	53,169	40,528

Valuation allowance for deferred tax assets	(46,531)	(35,606)
Total deferred tax assets	$6,638	$4,922

Deferred tax liabilities:
Right-of-use asset	(2,912)	(895)
Goodwill and intangibles	(3,020)	(3,976)
Fixed assets	(771)	(103)
Total gross deferred tax liabilities	(6,703)	(4,974)
Net deferred tax liabilities	$(65)	$(52)

The difference between the income tax provision (benefit) computed at the U.S. Federal statutory rate and the effective tax rate is as follows for the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
U.S. statutory federal rate	21.00%	21.00%
(Decrease) increase in taxes resulting from:
State income tax rate, net of U.S. Federal benefit	4.42%	3.10%
True-ups	0.70%	4.20%
Other	(0.59)%	(0.60)%
Valuation allowance	(25.60)%	(26.50)%
Effective tax rate	(0.07)%	1.20%

The Company files income tax returns in the United States and various state and foreign jurisdictions. No U.S. Federal, state or foreign income tax audits were in process as of December 31, 2023.

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

As of December 31, 2023, the Company had gross federal and state net operating loss carryforwards of $156,392,000 and $149,122,000, respectively. The gross NOLs generated in the years ended December 31, 2023 and 2022 of $31,599,000 and $54,495,000, respectively, will be carried forward indefinitely and are subject to the annual 80 percent limitation. As of December 31, 2023, Rekor had net federal and state net operating loss (“NOL”) carryforwards of $33,063,000 and $7,298,000, respectively. The net federal and state NOLs of $33,063,000 and $7,298,000, respectively, are scheduled to begin to expire in 2035 and are grandfathered under the Tax Cuts and Jobs Act; thus, these NOLs are not subject to the 80 percent limitation.

As of December 31, 2022, Rekor had gross federal and state net operating loss carryforwards of $114,742,000 and $106,866,000, respectively. As of December 31, 2022, Rekor had net federal and state net operating loss carryforwards of $24,096,000 and $5,306,000, respectively.

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

For the years ended December 31, 2023 and 2022, the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax benefit.

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

The amount of contributions recorded by the Company under these plans during the years ended December 31, 2023 and 2022 were $1,270,000 and $1,338,000, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

As a result of the settlement agreement, the Company recorded a reduction to notes payable, the related accrued interest and other assets and liabilities that was presented as discontinued operations. The Company also cancelled warrants to purchase 631,254 shares of common stock, which were issued in connection with the acquisition of Firestorm.

H.C Wainwright & Co., LLC

In March 2023, the Company entered into an engagement letter with H.C. Wainwright & Co., LLC, ("HCW"), related to a previous capital raise the Company completed in March 2023. That letter agreement contained provisions for both a “tail” fee due to HCW for any subsequent transactions the Company may enter into during the specified tail period with investors introduced to the Company by HCW during the term of the letter, as well as a right of first refusal ("ROFR"), to act as the Company's exclusive underwriter or placement agent on any subsequent financing transactions utilizing an underwriter or placement agent occurring within twelve months from the consummation of a transaction pursuant to the engagement letter.

In July 2023, subsequent to the announcement of an agreement the Company entered into with one of its stockholders in connection with the exercise of warrants held by the stockholder, which the Company refers to as the July Warrant Exercise Transaction, the Company received a letter from HCW claiming entitlement to certain “tail” fees and warrant consideration stemming from the agreement with the Company's stockholder. The Company believed then, and believes now, that this claim is without merit. As a result of this claim and for other reasons articulated to HCW, the Company terminated its engagement letter with HCW, including for cause, which, the Company believes, eliminated both the “tail” provision and the ROFR provision with respect to this transaction.

On or about October 23, 2023, HCW filed a complaint in New York State Supreme Court asserting a claim for breach of contract against the Company relating to the July Warrant Exercise Transaction. HCW sought to recover compensatory and consequential damages and certain warrants under its letter agreement with Rekor and other fees, not less than a cash fee of $825,000 and the value of warrants to purchase an aggregate of up to 481,100 shares of common stock of the company at an exercise price of $2.00 per share as well as attorneys’ fees. On February 29, 2024, HCW filed a notice of discontinuance without prejudice and advised the court that it intended to commence a new proceeding by filing a new complaint that would address the claim in this lawsuit and subsequent events.  On March 4, 2024, the court discontinued this lawsuit without prejudice.

On February 29, 2024, HCW initiated a new action with the filing of complaint in New York State Supreme Court.  In this lawsuit, HCW advances the same breach of contract theory and seeks to recover the same damages as sought in the prior now-dismissed lawsuit.  In addition, HCW seeks to recover an additional $2,156,000 in damages plus the value of warrants to purchase an aggregate of up to 805,000 shares of common stock at an exercise price of $3.125 per share in connection with Rekor’s February 2024 offering.  HCW alleges that Rekor breached its engagement letter with HCW by failing to give Rekor notice of this offering and failing to provide HCW with the opportunity to exercise the ROFR with respect to this transaction.

The Company believes these claims are without merit.  The Company intends to vigorously defend itself in this lawsuit.

Occupational Safety and Health Administration (“OSHA”) Claim

In 2023 two previous employees of the Company (the “Claimants”) filed a complaint with OSHA (the “OSHA Complaints”) against the Company. Shortly after the OSHA Complaints were filed against the Company, the Company filed a position statement to address the OSHA Complaints. On  November 30, 2023, OSHA issued its determination that, based on the information gathered thus far in its investigation, OSHA was unable to conclude that there was reasonable cause to believe that a violation of the statute occurred. OSHA thereby dismissed the complaint.

Thereafter, Claimants appealed the determination by filing objections and requesting a hearing before an Administrative Law Judge. The Company likewise filed a request for an award of attorneys’ fees. On January 4, 2024, the Office of Administrative Law Judges (“OALJ”) processed the appeals and issued its Notice of Docketing and Order of Consolidation. On February 28, 2024, the OALJ issued an Order setting forth a revised schedule governing the case with the start of the hearing scheduled for December 2, 2024.

The Company believes these claims are without merit. The Company intends to vigorously defend itself in this lawsuit.

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

During the year ended December 31, 2023, 772,853 of the pre-funded warrants were exercised for 772,853 shares of the Company's common stock.

2023 Letter Agreement

On  July 25, 2023, the Company entered into a letter agreement (the “2023 Letter Agreement”) with the same institutional investor connected to the 2023 Registered Direct Offering, pursuant to which the investor and the Company agreed that the investor would exercise all its Register Direct Warrants for shares of common stock underlying the Registered Direct Warrants at $1.60 per share of common stock. In consideration for exercising the Registered Direct Warrants and in exchange for the imposition of volume and trading restrictions on the 6,872,853 shares of common stock issued to the institutional investor in connection with exercise of the Registered Direct Warrants, the 2023 Letter Agreement provided for the issuance of unregistered warrants to purchase up to an aggregate of 2,850,000 shares of common stock (the “2023 Private Warrants”). The shares of common stock underlying the 2023 Private Warrants have been registered for resale on a registration statement declared effective by the SEC on September 29, 2023. The 2023 Private Warrants will expire on  January 25, 2029 and have an exercise price of $3.25.

The 2023 Private Warrants were valued using the Black-Scholes pricing model at a total of $6,757,000 based on a five year term, volatility of 115%, a risk-free of 4.15%, and stock price of $2.85. The fair value of the 2023 Private Warrants were treated as an equity financing cost and recorded as part of the Company’s additional paid-in capital. This resulted in a net zero impact within the Company’s additional paid-in capital.

2023 Warrants

In connection with the initial closing of the 2023 Promissory Notes on January 18, 2023, the Company issued warrants to purchase 6,250,000 shares of common stock. The warrants issued in connection with the initial closing have an exercise price of $2.00 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, are immediately exercisable, have a term of five years from the date of issuance and are exercisable on a cash or cashless basis at the election of the holder. The 2023 Warrants were valued at $5,125,000, based on the relative fair value basis, compared to the total proceeds received.

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

The Company treats the warrants as a debt discount, recorded as a contra-liability against the debt, and amortizes the balance over the life of the underlying debt as interest expense, net in the consolidated statements of operations.

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

2024 Public Offering

On February 9, 2024, the Company issued and sold 10,000,000 shares of its common stock and the underwriters exercised an option to purchase an additional 1,500,000 shares of its common stock (the “2024 Public Offering”). The net proceeds to the Company, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, were approximately $26,463,000. See NOTE  17 – SUBSEQUENT EVENTS for additional information on the 2024 Public Offering.

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

Series A Cumulative Convertible Redeemable Preferred Stock

Of the 2,000,000 authorized shares of preferred stock, 505,000 shares were designated as $0.0001 par value Series A Cumulative Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”). The holders of Series A Preferred Stock were entitled to quarterly dividends of 7.0% per annum per share. As of December 31, 2023 and 2022, there are no outstanding shares of the Company's Series A Preferred Stock.

Based on the terms of the Series A Preferred Stock, the Company concluded that the Series A Preferred Stock should be classified as temporary equity in the accompanying consolidated balance sheets.

Series B Cumulative Convertible Preferred Stock

Of the 2,000,000 authorized shares of preferred stock, 240,861 shares were designated as $0.0001 par value Rekor Series B Cumulative Convertible Preferred Stock (the “Series B Preferred Stock”). As part of the TeamGlobal Merger, the Company issued 240,861 shares of $0.0001 par value Series B Preferred Stock. All Series B Preferred Stock was issued at a price of $10.00 per share as part of the acquisition of TeamGlobal. The Series B Preferred Stock had a conversion price of $5.00 per share. Each Series B Preferred Stock had an automatic conversion feature based on the share price of Rekor. As of December 31, 2023 and 2022, there are no outstanding shares of the Company's Series B Preferred Stock.

Warrants

A summary of the warrant activity for the Company for the period ended December 31, 2023 and  December 31, 2022 is as follows:

	Series A Preferred Stock Warrants (1)	Firestorm Warrants (2)	Secure Education Warrants (3)	2018 Public Offering Warrants (4)	2023 Promissory Notes (5)	2023 Registered Direct Offering (6)	2023 Private Warrants (7)	Total
Active warrants January 1, 2022	41,996	631,254	15,556	3,505	-	-	-	692,311
Exercised warrants	-	-	-	-	-	-	-	-
Outstanding warrants December 31, 2022	41,996	631,254	15,556	3,505	-	-	-	692,311
Weighted average strike price of outstanding warrants as of December 31, 2022	$1.03	$3.09	$6.06	$1.00	$-	$-	$-	$3.02
Intrinsic value of outstanding warrants as of December 31, 2022	$7,000	$-	$-	$1,000	$-	$-	$-	$8,000
Shares of common stock issued for warrant exercises during the year ended December 31, 2022	-	-	-	-	-	-	-	-
Active warrants January 1, 2023	41,996	631,254	15,556	3,505	-	-	-	692,311
Issued warrants	-	-	-	-	6,250,000	8,126,806	2,850,000	17,226,806
Exercised warrants	(36,375)	-	-	-	-	(7,645,706)	-	(7,682,081)
Expired warrants	(5,621)	-	(15,556)	(3,505)	-	-	-	(24,682)
Cancelled warrants	-	(631,254)	-	-	-	-	-	(631,254)
Outstanding warrants December 31, 2023	-	-	-	-	6,250,000	481,100	2,850,000	9,581,100
Weighted average strike price of outstanding warrants as of December 31, 2023	$-	$-	$-	$-	$2.00	$1.82	$3.25	$2.36
Intrinsic value of outstanding warrants as of December 31, 2023	$-	$-	$-	$-	$8,313,000	$727,000	$228,000	$9,268,000
Shares of common stock issued for warrant exercises during the year ended December 31, 2023	36,375	-	-	-	-	7,645,706	-	7,682,081

(1)	As part of a Regulation A Offering in fiscal years 2016 and 2017, the Company issued warrants to the holders of Series A Preferred Stock (the “Series A Preferred Stock Warrants”). The exercise price for these warrants is $1.03. The expiration date of the Series A Preferred Stock Warrants was November 8, 2023.
(2)	As part of the acquisition of Firestorm on January 24, 2017, the Company issued warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $2.5744 per share, and warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $3.6083 per share (the “Firestorm Warrants”). The expiration date of the Firestorm Warrants was January 24, 2022. As part of the settlement of the Firestorm litigation, these warrants were cancelled (see NOTE - 13 COMMITMENTS AND CONTINGENCIES).
(3)	Pursuant to the Company’s acquisition of Secure Education Consultants on January 1, 2018, the Company issued warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $5.44 per share, and warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $6.53 per share (the “Secure Education Warrants”). The expiration date of the Secure Education Warrants was January 1, 2023.
(4)	On November 1, 2018, in connection with an underwritten public offering of its common stock, the Company issued to the underwriters warrants to purchase 206,250 shares of its common stock (the “2018 Public Offering Warrants”), exercisable over a period of five years, at an exercise price of $1.00 per share. These warrants were exercisable commencing April 27, 2019 and expired on October 29, 2023.
(5)	On January 18, 2023, in connection with the 2023 Promissory Notes, the Company issued the investors warrants to purchase 6,250,000 shares of its common stock, exercisable over a period of five years, at an exercise price of $2.00 per share. These warrants were exercisable commencing January 18, 2023 and expire on January 18, 2028.
(6)	On March 23, 2023, in connection with the 2023 Register Direct Offering the Company issued (i) pre-funded warrants exercisable for up to an aggregate of 772,853 shares of common stock, (ii) warrants to purchase up to 6,872,853 shares of common stock, and (iii) warrants to the placement agent to purchase up to 481,100 shares of common stock. The exercise price per share of the warrants was $1.455 and each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.001 per share and will expire when exercised in full. Each warrant for the placement agent is exercisable for one share of common stock at an exercise price of $1.8188 per share. These warrants were exercisable commencing March 27, 2023 and expire on March 27, 2028.
(7)	On July 25, 2023, in connection with the 2023 Letter Agreement, the Company issued warrants to purchase 2,850,000 shares of its common stock, exercisable over a period of five and half years, at an exercise price of $3.25 per share. These warrants were exercisable commencing July 25, 2023 and expire on January 25, 2029.

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

Stock-based compensation expense included in the consolidated statements of operations was as follows (dollars in thousands):

	Year ended December 31,
	2023	2022
Cost of revenue, excluding depreciation and amortization	$20	$152
General and administrative expenses	2,155	2,988
Selling and marketing expenses	413	1,378
Research and development expenses	1,764	2,098
Total stock-based compensation expense	$4,352	$6,616

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

Stock compensation expense related to stock options for the years ended December 31, 2023 and 2022 was $0 and $43,000, respectively, and is presented as part of general and administrative expenses in the accompanying consolidated statements of operations.

A summary of stock option activity under the Company’s 2017 Plan for the years ended December 31, 2023 and 2022 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding balance at January 1, 2022	1,012,336	$1.28	6.50	$5,002,000
Exercised	(99,970)	0.93	-
Forfeited	(6,999)	0.90	-
Expired	(42,987)	2.25	-
Outstanding balance at December 31, 2022	862,380	$1.27	5.29	$172,000
Exercised	(141,166)	1.12	-
Forfeited	-	-	-
Expired	(32,373)	3.44	-
Outstanding balance at December 31, 2023	688,841	$1.20	3.70	$1,478,000
Exercisable at December 31, 2023	688,841	$1.20	3.70	$1,478,000

There were no options granted in the years ended December 31, 2023 and 2022. The total fair value of shares that became vested after grant during the years ended December 31, 2023 and 2022 was $0 and $113,000, respectively.

As of December 31, 2023, there was no unrecognized stock compensation expense related to stock options granted under the 2017 Plan.

Restricted Stock Units

Stock compensation expense related to RSU’s for the years ended December 31, 2023 and 2022 was $4,352,000 and $6,573,000, respectively, and was presented as part of operating expenses in the accompanying consolidated statements of operations.

A summary of RSU activity under the Company’s 2017 Plan for years ended December 31, 2023 and 2022 is as follows:

	Number of Shares	Weighted Average Unit Price	Weighted Average Remaining Contractual Term (Years)
Outstanding balance at January 1, 2022	1,347,879	$10.94	2.20
Granted	1,601,213	3.74	1.98
Vested	(521,647)	10.64	-
Forfeited	(487,185)	9.61	-
Outstanding balance at December 31, 2022	1,940,260	$5.58	1.81
Granted	898,440	1.92	1.65
Vested	(903,485)	5.83	0.66
Forfeited	(187,757)	3.49	1.38
Outstanding balance at December 31, 2023	1,747,458	$3.79	1.39

 All RSUs granted vest upon the satisfaction of a service-based vesting condition.

As of December 31, 2023, there was $4,077,000 of unrecognized stock compensation expense related to unvested RSUs granted under the 2017 Plan that will be recognized over an average remaining period of 1.39 years.

NOTE 16 – LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share (dollars in thousands, except per share data):

	Year ended December 31,
	2023	2022
Basic and diluted loss per share
Net loss from continuing operations	$(45,685)	$(83,454)
Net income attributable to shareholders from discontinued operations	-	339
Net loss attributable to common shareholders	$(45,685)	$(83,115)
Weighted average common shares outstanding - basic and diluted	63,168,299	49,807,475
Basic and diluted loss per share from continuing operations	$(0.72)	$(1.68)
Basic and diluted earnings per share from discontinued operations	-	0.01
Basic and diluted loss per share	$(0.72)	$(1.67)
Common stock equivalents excluded due to anti-dilutive effect	12,017,399	3,494,951

As the Company had a net loss for the year ended December 31, 2023, the following 12,017,399 potentially dilutive securities were excluded from diluted loss per share: 9,581,100 for outstanding warrants, 688,841 related to outstanding options and 1,747,458 related to outstanding RSUs.

As the Company had a net loss for the year ended December 31, 2022, the following 3,494,951 potentially dilutive securities were excluded from diluted loss per share: 692,311 for outstanding warrants, 862,380 related to outstanding options and 1,940,260 related to outstanding RSUs.

NOTE 17 – SUBSEQUENT EVENTS

ATD Acquisition

On January 2, 2024 (the “Closing Date”), the Company acquired All Traffic Data Services, LLC, a Colorado limited liability company (“ATD”), pursuant to that certain Interest Purchase Agreement (the “ATD Purchase Agreement”), dated as of the Closing Date, by and among the Company, ATD and All Traffic Holdings, LLC (the “Seller”). The Seller is a portfolio company of Seaport Capital, a private equity firm.  ATD is engaged in the business of advanced traffic data collection. Under the terms of the ATD Purchase Agreement, the Company acquired all of the issued and outstanding limited liability company interests of ATD (the “ATD Acquisition”).

The aggregate purchase price for the interests of ATD was approximately $19,750,000, subject to a customary working capital adjustment. The purchase price comprises approximately $9,750,000 in cash which included closing adjustments and 3,496,463 unregistered shares of the Company’s common stock (the “Stock Consideration”), based on a volume weighted average trading price of the Company’s common stock over a thirty consecutive trading day period prior to the date of the ATD Purchase Agreement, which was $2.86. 662,329 of the 3,496,463 shares of the Stock Consideration will be issued and delivered to the Seller on the twelve-month anniversary of the Closing Date, subject to cutback for working capital adjustments and/or indemnification claims favoring the Company, if any. As a result of the transaction, ATD is a wholly-owned subsidiary of the Company and ATD’s key employees have agreed to continue employment with the Company or one of its affiliates.

ATD Preliminary Purchase Price Allocation

The table below summarizes the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed based on management’s preliminary estimates of their respective fair values for purposes of the pro forma financial information as of the acquisition date, January 2, 2024 (dollars in thousands):

Cash paid	$9,795
Common stock issued	10,000
Total Consideration	$19,795
Assets
Cash and cash equivalents	$826
Accounts receivable	3,351
Property and equipment	1,710
Right-of-use operating lease assets	257
Intangible assets	11,800
Total assets acquired	$17,944
Liabilities
Accounts payable and accrued expenses	$486
Lease liability operating, short-term	157
Other current liabilities	200
Lease liability operating, long-term	121
Deferred tax liability, long-term	2,478
Total liabilities assumed	$3,442
Fair value of identifiable net assets acquired	$14,502
Goodwill	$5,293

This preliminary purchase price allocation has been used to prepare pro forma adjustments in the unaudited pro forma operations of combined entities below. Due to the recent completion of the acquisition, the determination of the purchase price and the allocation of the purchase price used in the unaudited pro forma condensed combined financial information are based upon preliminary estimates, which are subject to change during the measurement period (up to one year from the acquisition date) as the Company finalizes the valuations of the assets acquired and liabilities assumed, including, but not limited accounts receivable, property and equipment, intangible assets and accounts payable. The final allocation could differ materially from the preliminary allocation used in the pro forma adjustments.

ATD Operations of Combined Entities

The following unaudited pro forma combined financial information gives effect to the acquisition of ATD and the Series A Prime Revenue Sharing Notes as if they were consummated as of January 1, 2022. A portion of the proceeds from the Series A Prime Revenue Sharing Notes was used to fund the acquisition of ATD and therefore the Company has included the impact of the issuance of the debt in its pro forma financial information. This unaudited pro forma financial information is presented for information purposes only and is not intended to present actual results that would have been attained had the acquisition and the issuance of the Series A Prime Revenue Sharing Notes been completed as of January 1, 2022 (the beginning of the earliest period presented) or to project potential operating results as of any future date or for any future periods.

	Year ended December 31,
	2023	2022
	(Dollars in thousands, except per share data)
Total revenue from continuing operations	$44,709	$28,183
Net loss from continuing operations	$(46,521)	$(84,115)
Basic and diluted loss per share continuing operations	$(0.70)	$(1.58)
Basic and diluted number of shares	66,664,762	53,303,938

2024 Public Offering

In the first quarter of 2024, the “Company issued and sold 10,000,000 shares of its common stock, at an offering price of $2.50 per share of common stock (the “2024 Public Offering Price”) in a registered public offering by the Company (the “ 2024 Public Offering”), pursuant to an underwriting agreement with William Blair & Company, L.L.C., as representative of the several underwriters named therein (collectively, the “Underwriters”).

On February 9, 2024, the Underwriters exercised in-full their option to purchase up to 1,500,000 additional shares of common stock at the 2024 Public Offering Price (the “Underwriters’ Option”). The exercise closed on February 13, 2024. The net proceeds to the Company for the exercise of the Underwriters’ Option, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, was expected to be approximately $2,287,000, or approximately $26,463,000 in aggregate for the 2024 Public Offering including the exercise of the Underwriters’ Option.

Retirement of the 2023 Promissory Notes

On March 4, 2024, the Company completed the redemption of all its outstanding 2023 Promissory Notes. The 2023 Promissory Notes were redeemed at the redemption price of 115% of the $12,500,000 aggregate principal amount of the 2023 Promissory Notes, or approximately $14,375,000, plus accrued and unpaid interest to the redemption date of approximately $263,000 (the “Redemption Payment”). The noteholders elected to accept $1,875,000 of the Redemption Payment in the form of 750,000 unregistered shares of the Company’s common stock, par value $0.0001 per share, having a value of $2.50 per share, with the remainder of the Redemption Payment to be paid in cash.

Board Election's

Pursuant to the terms of the ATD Acquisition, the Seller was granted the right to designate a director to be seated on the Company’s board of directors (the “Board”) for a term expiring at the Company’s 2024 annual meeting of stockholders, at which meeting such director shall be nominated by the Board to stand for election by the Company’s stockholders to serve for a term to expire at the next annual meeting of the stockholders. The Seller has a right to a Board designee for so long as it holds at least 50% of the Stock Consideration.

On January 2, 2024, at the designation of Seller, the Board appointed Andrew (Drew) Meyers as a member of the Board, with such appointment to take effect immediately. In connection with Mr. Meyer’s appointment, the Board voted to increase the size of the Board to eight members, and appointed Mr. Meyers to fill the resulting vacancy.

On March 1, 2024, the Board of the Company approved an increase to the size of the Board by one seat, to nine members, and appointed Anne Townsend to fill the resulting vacancy. Ms. Townsend will serve for a term expiring at the Company’s 2024 annual meeting of stockholders, at which meeting she will be nominated by the Board to stand for election by the Company’s stockholders to serve for a term to expire at the next annual meeting of the stockholders.

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

Based on management’s review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2023.

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

Under the supervision and with the participation with our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2023 annual meeting of stockholders, or the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2023, under the captions "Information about  the Board of Directors and Committees," "Election of Directors" and "Executive Officers" and is incorporated in this report by reference.

Code of Ethics

We have adopted a Code of Conduct, which serves as our Code of Ethics, which applies to all of our employees, including our executive officers. Our Code of Conduct is available on our website at www.rekor.ai. If we amend or grant a waiver of one or more of the provisions of our Code of Conduct, we intend to satisfy the requirements under Item 5.05 of Item 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Conduct that apply to our Principal Executive and Principal Financial Officer by posting the required information on our website at the above address. Our website is not part of this Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement under the captions "Executive Compensation," "Pay Versus Performance" and "Compensation of Rekor Directors" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the Proxy Statement under the captions "Certain Relationships and Related Transactions and Director Independence" and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the Proxy Statement under the caption "Ratification of the Appointment of Independent Registered Public Accounting Firm" and is incorporated herein by reference.

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	FilingDate	Filed/ FurnishedHerewith

2.1	Second Amended and Restated Agreement and Plan of Merger dated July 12, 2017, by and among Novume Solutions, Inc., KeyStone Solutions, Inc., Brekford Traffic Safety, Inc., KeyStone Merger Sub, LLC, and Brekford Merger Sub, Inc.	S-4/A	333-216014	2.1	7/13/17
3.1	Amended and Restated Certificate of Incorporation of Novume Solutions, Inc. as filed with the Secretary of State of Delaware on August 21, 2017	8-K	333-216014	3.1	8/25/17
3.2	Certificate of Amendment to Certificate of Incorporation of Novume Solutions, Inc. as filed with the Secretary of State of Delaware on April 30, 2019	8-K	001-38338	3.1	4/30/19

3.3	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Rekor Systems, Inc., dated March 18, 2020	8-K	001-38338	3.1	3/18/20
3.5	Amended and Restated Bylaws of Rekor Systems, Inc.	8-K	001-38338	3.2	12/15/21
4.1	Form of Common Stock Purchase Warrant issued by Novume Solutions, Inc. on January 25, 2017	S-4/A	333-216014	4.3	6/9/17
4.2	Form of Common Stock Purchase Warrant issued by Novume Solutions, Inc. on January 25, 2017	S-4/A	333-216014	4.4	6/9/17
4.3	Unsecured Subordinated Promissory Note issued to Harry Rhulen by Novume Solutions, Inc. on September 29, 2017	8-K	000-55833	10.2	10/3/17
4.4	Unsecured Subordinated Promissory Note issued to Suzanne Loughlin by Novume Solutions, Inc. on September 29, 2017	8-K	000-55833	10.3	10/3/17
4.5	Unsecured Subordinated Promissory Note issued to James Satterfield by Novume Solutions, Inc. on September 29, 2017	8-K	000-55833	10.4	10/3/17
4.6	Unsecured Subordinated Promissory Note issued to Lancer Financial Group, Inc. by Novume Solutions, Inc. on September 29, 2017	8-K	000-55833	10.5	10/3/17
4.7	Form of Warrant (January 2023)	8-K	001-38338	4.1	1/23/23
4.8	Form of Senior Secured Note (January 2023)	8-K	001-38338	4.2	1/23/23
4.9	Form of Pre-Funded Common Stock Purchase Warrant (March 2023)	8-K	001-38338	4.1	3/27/23
4.10	Form of Common Stock Purchase Warrant (March 2023)	8-K	001-38338	4.2	3/27/23
4.11	Form of Placement Agent Common Stock Purchase Warrant (March 2023)	8-K	000-38338	4.3	3/27/23
4.12	Form of Common Stock Purchase Warrant (July 2023)	8-K	000-38338	4.1	7/27/23
4.13	Form Series A Prime Revenue Sharing Notes	8-K	000-38338	4.1	12/15/23
4.14	Indenture (Series A Prime Revenue Sharing Notes)	8-K	000-38338	4.2	12/15/23
4.15	First Supplemental Indenture (Series A Prime Revenue Sharing Notes)	8-K	000-38338	4.3	12/15/23
4.16	Second Supplemental Indenture (Series A Prime Revenue Sharing Notes)	8-K	000-38338	4.4	12/15/23
10.1#	2017 Equity Award Plan of Novume Solutions, Inc. (as amended and restated as of September 14, 2021)	10-K	001-38338	10.1	3/31/22
10.2	Assignment and Assumption Agreement, dated as of October 1, 2017, by and between KeyStone Solutions LLC and Novume Solutions, Inc.	8-K	000-55833	10.1	10/3/17
10.3#	Form of Rekor Systems, Inc. Incentive Stock Option Award Agreement	10-K	001-38338	10.18	4/11/19
10.4#	Form of Rekor Systems, Inc. Non-Qualified Stock Option Award Agreement	10-K	001-38338	10.19	4/11/19
10.5#	Employment Agreement with Eyal Hen effective May 15, 2019	8-K	001-38338	10.1	5/21/19

10.6#	Employment Agreement with Robert Berman effective May 15, 2019	8-K	001-38338	10.2	5/21/19
10.7#	Employment Agreement with David Desharnais dated as of December 10, 2021	8-K	001-38338	10.1	1/3/22
10.8	Form of Rekor Systems, Inc. Restricted Stock Unit Agreement	10-K	001-38338	10.8	3/31/22
10.9	First Amendment to Note Purchase Agreement, dated March 26, 2020, by and among the Company, the Purchasers from time to time party thereto and the Agent.	8-K	001-38338	10.1	3/26/20
10.10	Limited Waiver, dated as of March 26, 2020, by and among the Company and the undersigned Purchasers.	8-K	001-38338	10.2	3/26/20
10.11	Share Purchase Agreement, dated August 6, 2021, by and among Rekor Systems Inc., Waycare Technologies Ltd., the sellers named therein, and Shareholder Representative Services LLC, solely in its capacity as representative of the sellers.	8-K	001-38338	10.1	8/9/21
10.12	Securities Purchase Agreement, dated as of January 18, 2023, by and among the Company and the investors party thereto	8-K	001-38338	10.1	1/23/23
10.13	Form of Securities Purchase Agreement (March 2023)	8-K	001-38338	10.1	3/27/23
10.14	Form of Inducement Offer to Exercise Common Stock Purchase Warrants	8-K	001-38338	10.1	7/25/23
10.15	Form of Subscription Agreement (Series A Prime Revenue Sharing Notes)	8-K	001-38338	10.1	12/15/23
10.16	Interest Purchase Agreement, dated January 2, 2024, by and Among Rekor Systems, Inc., All Traffic Data Services, LLC and All Traffic Holdings	8-K	001-38338	10.1	1/3/24
10.17	Underwriting Agreement, dated as of February 7, 2024, by and between Rekor Systems, Inc. and William Blair & Company, L.L.C., as representative of the several underwriters named therein	8-K	001-38338	1.1	2/9/24
21.1	Subsidiaries of Rekor Systems, Inc.					*
23.1	Consent of Marcum LLP., Independent Registered Public Accounting Firm					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
97	Clawback Policy					*
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rekor Systems, Inc.

/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	Chief Executive Officer Principal Executive Officer
Date:	March 25, 2024

/s/ Eyal Hen
Name:	Eyal Hen
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 25, 2024

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Berman Robert A. Berman	Chief Executive Officer (Principal Executive Officer), Chairman of the Board and Director	March 25, 2024

/s/ Eyal Hen Eyal Hen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2024

/s/ Glenn Goord Glenn Goord	Director	March 25, 2024

/s/ Paul de Bary Paul de Bary	Director	March 25, 2024

/s/ David Hanlon David Hanlon	Director	March 25, 2024

/s/ Steven D. Croxton Steven D. Croxton	Director	March 25, 2024

/s/ Sanjay Sarma Sanjay Sarma	Director	March 25, 2024

/s/ Tim Davenport Tim Davenport	Director	March 25, 2024

/s/ Drew Meyers Drew Meyers	Director	March 25, 2024

/s/ Anne Townsend Anne Townsend	Director	March 25, 2024