Form 10-Q
period 2024-03-31
Rekor Systems, Inc.
filed 2024-05-15
CIK 1697851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, the Registrant had 85,358,252 shares of common stock, $0.0001 par value per share outstanding.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties, including particularly statements regarding our future results of operations and financial position, business strategy, prospective products and services, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products and services. These statements involve uncertainties, such as known and unknown risks, and are dependent on other important factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance or achievements we express or imply. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2023 entitled “Risk Factors” and elsewhere in this Quarterly Report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestiture, merger, acquisition, or other business combination that had not been completed as of the date of this filing. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. We undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,881	$15,385
Restricted cash and cash equivalents	386	328
Accounts receivable, net	7,542	4,955
Inventory	3,754	3,058
Note receivable, current portion	368	340
Other current assets	1,632	1,270
Total current assets	25,563	25,336
Long-term assets
Property and equipment, net	13,876	13,188
Right-of-use operating lease assets, net	9,634	9,584
Right-of-use financing lease assets, net	1,866	1,989
Goodwill	24,161	20,593
Intangible assets, net	28,167	17,239
Note receivable, long-term	397	482
Deposits	3,486	3,740
Total long-term assets	81,587	66,815
Total assets	$107,150	$92,151
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	6,905	5,139
Notes payable, current portion	1,000	1,000
Loan payable, current portion	76	75
Lease liability operating, short-term	1,377	1,261
Lease liability financing, short-term	569	547
Contract liabilities	4,635	3,604
Other current liabilities	5,760	5,610
Total current liabilities	20,322	17,236
Long-term Liabilities
Notes payable, long-term	1,000	1,000
2023 Promissory Notes, net of debt discount of $0 and $1,012, respectively	-	2,988
2023 Promissory Notes - related party, net of debt discount of $0 and $2,149, respectively	-	6,351
Series A Prime Revenue Sharing Notes, net of debt discount of $409 and $447, respectively	9,591	9,553
Series A Prime Revenue Sharing Notes - related party, net of debt discount of $205 and $223, respectively	4,795	4,777
Loan payable, long-term	253	273
Lease liability operating, long-term	13,216	13,445
Lease liability financing, long-term	948	1,057
Contract liabilities, long-term	1,414	1,449
Deferred tax liability	65	65
Other non-current liabilities	587	587
Total long-term liabilities	31,869	41,545
Total liabilities	52,191	58,781
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of March 31, 2024 and December 31, 2023, respectively. No preferred stock was issued or outstanding as of March 31, 2024 or December 31, 2023, respectively.	-	-
Common stock, $0.0001 par value; authorized; 300,000,000 shares; issued: 85,479,571 shares as of March 31, 2024 and 69,273,334 as of December 31, 2023; outstanding: 85,324,918 shares as of March 31, 2024 and 69,176,826 as of December 31, 2023.	8	7
Treasury stock, 154,653 and 96,508 shares as of March 31, 2024 and December 31, 2023, respectively.	(702)	(522)
Additional paid-in capital	272,950	232,568
Accumulated deficit	(217,297)	(198,683)
Total stockholders’ equity	54,959	33,370
Total liabilities and stockholders’ equity	$107,150	$92,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$9,778	$6,185
Cost of revenue, excluding depreciation and amortization	5,285	2,868

Operating expenses:
General and administrative expenses	7,662	7,201
Selling and marketing expenses	2,414	1,890
Research and development expenses	5,001	4,958
Depreciation and amortization	2,332	1,955
Total operating expenses	17,409	16,004

Loss from operations	(12,916)	(12,687)
Other income (expense):
(Loss) gain on extinguishment of debt	(4,693)	527
Interest expense, net	(1,054)	(761)
Other income	49	239
Total other income (expense)	(5,698)	5
Net loss	$(18,614)	$(12,682)
Loss per common share	$(0.23)	$(0.23)
Weighted average shares outstanding
Basic and diluted	79,558,346	54,680,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share amounts)

(Unaudited)

	Shares of Common Stock	Common Stock	Shares of Treasury Stock	Treasury Stock at Cost	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance as of January 1, 2024	69,176,826	$7	96,508	$(522)	$232,568	$(198,683)	$33,370
Stock-based compensation	-	-	-	-	1,167	-	1,167
Issuance upon vesting of restricted stock units	459,773	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(58,145)	-	58,145	(180)	-	-	(180)
Shares issued as part of the ATD Acquisition	3,496,464	-	-	-	10,979	-	10,979
Retirement of the 2023 Promissory Notes	750,000	-	-	-	1,875	-	1,875
2024 Public Offering	11,500,000	1	-	-	26,361	-	26,362
Net loss	-	-	-	-	-	(18,614)	(18,614)
Balance as of March 31, 2024	85,324,918	$8	154,653	$(702)	$272,950	$(217,297)	$54,959

Balance as of January 1, 2023	54,405,080	$5	41,522	$(417)	$202,747	$(152,998)	49,337
Stock-based compensation	-	-	-	-	1,112	-	1,112
Issuance upon exercise of stock options	18,333	-	-	-	15	-	15
Issuance upon vesting of restricted stock units	557,193	-	-	-	-	-	-
Fair value allocated to warrants with 2023 Promissory Notes	-	-	-	-	5,125	-	5,125
Shares withheld upon vesting of restricted stock units	(49,969)	-	49,969	(89)	-	-	(89)
Issuance of common stock and warrants	6,100,000	1	-	-	9,158	-	9,159
Net loss	-	-	-	-	-	(12,682)	(12,682)
Balance as of March 31, 2023	61,030,637	$6	91,491	$(506)	$218,157	$(165,680)	$51,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(18,614)	$(12,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	30	18
Depreciation	974	914
Amortization of right-of-use lease asset	186	-
Non-cash operating lease expense	219	153
Share-based compensation	1,167	1,112
Amortization of debt discount	399	444
Amortization of intangible assets	1,172	1,041
Loss due to the remeasurement of the STS Contingent Consideration	100	45
Loss (gain) on extinguishment of debt	4,693	(527)
Changes in operating assets and liabilities:
Accounts receivable	566	(1,078)
Inventory	(427)	(728)
Other current assets	(208)	(451)
Deposits	7	6
Accounts payable, accrued expenses and other current liabilities	1,236	1,066
Contract liabilities	996	1,542
Operating lease liability	(382)	(365)
Net cash used in operating activities - continuing operations	(7,886)	(9,490)
Net cash provided by operating activities - discontinued operations	-	130
Net cash used in operating activities	(7,886)	(9,360)
Cash Flows from Investing Activities:
Capital expenditures	(161)	(728)
Cash paid for ATD acquisition, net	(8,969)	-
Net cash used in investing activities	(9,130)	(728)
Cash Flows from Financing Activities:
Proceeds from the public offering	26,362	-
Repayment of 2023 Promissory Notes	(12,500)	-
Net proceeds 2022 Promissory Notes - related party, exchanged for 2023 Promissory Notes - related party	-	400
Net proceeds 2023 Promissory Notes	-	4,000
Net proceeds 2023 Promissory Notes - related party	-	7,100
Net proceeds 2023 Registered Direct Offering	-	9,159
Proceeds from notes receivable	57	85
Net proceeds from exercise of options	-	15
Payments related to financing leases	(150)	-
Repayments of loans payable	(19)	(27)
Repurchases of common stock	(180)	(89)
Net cash provided by financing activities	13,570	20,643
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	(3,446)	10,425
Net increase in cash, cash equivalents and restricted cash and cash equivalents - discontinued operations	-	130
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents	(3,446)	10,555
Cash, cash equivalents and restricted cash and cash equivalents at beginning of period	15,713	2,468
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$12,267	$13,023

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of period - continuing operations	$11,881	$12,066
Restricted cash and cash equivalents at end of period - continuing operations	386	378
Cash and cash equivalents at end of period - discontinued operations	-	579
Cash, cash equivalents and restricted cash and cash equivalents at end of period	$12,267	$13,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Rekor Systems, Inc. (“Rekor”) was formed in  February 2017. The consolidated financial statements include the accounts of Rekor, the parent company, and its wholly-owned subsidiaries Rekor Recognition Systems, Inc., Waycare Technologies Inc. and Waycare Technologies Ltd. (collectively, "Waycare"), Southern Traffic Services, Inc. ("STS") and All Traffic Data Services, LLC ("ATD") (collectively, the “Company”). The Company serves the roadway intelligence sector, developing product and services intended to revolutionize public safety, urban mobility, and transportation management on a global scale. The Company's vision is to improve the lives of citizens and the world around them by enabling safer, smarter, and greener roadways and communities. The Company works towards this vision by collecting, connecting, and organizing the world’s mobility data, and making it accessible and useful to its customers for real-time insights and decisioning for situational awareness, rapid response, risk mitigation, and predictive analytics for resource and infrastructure planning and reporting.

On January 2, 2024, the Company completed the acquisition of ATD by acquiring 100% of the issued and outstanding capital stock of ATD, which is now a wholly-owned subsidiary of the Company.

These unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial position as of March 31, 2024, the unaudited condensed consolidated results of operations, unaudited condensed consolidated statements of shareholders’ equity and unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023.

The financial data and other information disclosed in these notes are unaudited. The results for the three months ended March 31, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

The Company has generated losses and negative operating cashflows since its inception and has relied on external sources of financing to support cash flow from operations. The Company attributes losses to non-capital expenditures related to the scaling of existing products and services, development of new products and services and marketing efforts associated with these products and services. As of and for the three months ended March 31, 2024, the Company had working capital of $5,241,000 and a net loss of $18,614,000.

Our cash decreased by $3,446,000 for the three months ended March 31, 2024 primarily due to the cash paid to acquire ATD and redeem the 2023 Promissory Notes and the net loss of $18,614,000, partially offset by external financing activity.

Based on the Company's current business plan assumptions and the expected cash burn rate, the Company believes that the existing cash is insufficient to fund its current level of operations for the next twelve months following the issuance of these unaudited condensed consolidated financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company is actively monitoring its operations, the cash on hand and working capital. The Company is currently in the process of reviewing and exploring external financing options in order to sustain its operations. If additional financing is not available, the Company also has contingency plans to continue to reduce or defer expenses and cash outlays in the look-forward period.

Significant Accounting Policies

Goodwill

The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. Goodwill is subject to impairment testing on an annual basis. The Company will assess goodwill for impairment annually on  October 1st of each year, or more often if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. The Company will perform a qualitative assessment, to determine its fair value which includes an evaluation of relevant events and circumstances, including macroeconomic, industry and market conditions, the Company's overall financial performance, and trends in the value of the Company's common stock. As of March 31, 2024, the Company did not identify any events that would cause it to assess goodwill for impairment.

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for accounts receivable, notes receivable and accounts payable approximate fair value as of  March 31, 2024 and December 31, 2023, because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt and long-term receivables approximates fair value as of  March 31, 2024 and December 31, 2023, given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

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

There were no changes in levels during the year ended March 31, 2024.

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

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, performance obligations are satisfied

The following table presents a summary of revenue (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Recurring revenue	$4,963	$4,204
Product and service revenue	4,815	1,981
Total revenue	$9,778	$6,185

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

eCommerce revenue is defined by the Company as revenue obtained through direct sales on the Company’s eCommerce platform. The Company’s eCommerce revenue generally includes subscriptions to the Company’s vehicle recognition software which can be purchased online and activated through a digital key. The Company's contracts with eCommerce customers are generally for a term of one month with automatic renewal each month. The Company invoices and receives fees from its customers monthly.

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

Revenue by Customer Type

The following table presents a summary of revenue by customer type (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Urban Mobility	$5,614	$2,754
Transportation Management	665	719
Public Safety	3,499	2,712
Total revenue	$9,778	$6,185

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

Where performance obligations for the remaining term of a contract with a customer are not yet satisfied or have only been partially satisfied as of a particular date, the unsatisfied portion is to be recognized as revenue in the future. As of March 31, 2024, the unsatisfied portion of the remaining performance obligation was approximately $22,912,000. The Company expects to recognize approximately $17,494,000 of this amount as revenue over the succeeding twelve months, and the remainder is expected to be recognized within the next five years thereafter.

Unbilled accounts receivable

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, unbilled accounts receivables, and contract liabilities on the unaudited condensed consolidated balance sheets. Billed and unbilled accounts receivable are presented as part of accounts receivable, net, on the unaudited condensed consolidated balance sheets. When billing occurs after services have been provided, such unbilled amounts will generally be billed and collected within 60 to 120 days, but typically no longer than over the next twelve months. Unbilled accounts receivables of $1,367,000 and $946,000 were included in accounts receivable, net, in the unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.

Contract liabilities

When the Company advance bills clients prior to providing services, generally such amounts will be earned and recognized in revenue within the next six months to five years, depending on the length of the period during which services are to be provided. This revenue and the corresponding decrease in liabilities is recognized on a contract-by-contract basis at the end of each reporting period and reflected on the unaudited condensed consolidated balance sheet for such period. Changes in the contract balances during the three months ended March 31, 2024 were not materially impacted by any other factors. During the three months ended March 31, 2024, $1,449,000 of the contract liabilities balance as of December 31, 2023 was recognized as revenue.

The services due for contract liabilities described above are shown below as of March 31, 2024 (dollars in thousands):

2024, remaining	$4,268
2025	1,039
2026	449
2027	180
2028	101
Thereafter	12
Total	$6,049

Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents

The Company considers all highly liquid debt instruments to be cash equivalents.

Cash subject to contractual restrictions and not readily available for use is classified as restricted cash and cash equivalents. The Company’s restricted cash balances are primarily made up of cash collected on behalf of certain client jurisdictions. Restricted cash and cash equivalents for these client jurisdictions as of  March 31, 2024 and December 31, 2023 were $386,000 and $328,000, respectively, and correspond to equal amounts of related liabilities.

Concentrations of Credit Risk

The Company deposits its temporary cash investments with highly rated quality financial institutions that are located in the United States and Israel. The United States deposits are federally insured up to $250,000 per account. As of March 31, 2024 and December 31, 2023, the Company had deposits from operations totaling $12,267,000 and $15,713,000, respectively, in multiple U.S. financial institutions and one Israeli financial institution.

Customer A accounted for 13% of the unaudited condensed consolidated revenue for the three months ended  March 31, 2023.  No other single customer accounted for more than 10% of the Company’s unaudited condensed consolidated revenues for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, no single customer accounted for more than 10% of the Company's unaudited condensed consolidated accounts receivable balance. As of December 31, 2023, Customer A and Customer B accounted for 22% and 13% of the unaudited condensed consolidated accounts receivable balance, no other single customer accounted for more than 10% of the Company’s unaudited condensed consolidated accounts receivable balance as of  December 31, 2023.

Accounts Payable, Accrued and Other Current Liabilities

As of March 31, 2024 and December 31, 2023, amounts owed to related parties of $210,000 and $253,000 were presented as part of accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets.

A summary of other current liabilities is as follows (in thousands):

	March 31, 2024	December 31, 2023
Payroll and payroll related expense	$2,871	$2,824
Right of offset to restricted cash	386	328
STS Contingent Consideration	1,900	1,800
Other	603	658
Total	$5,760	$5,610

New Accounting Pronouncements Effective in Future Periods

In  November 2023, FASB issued ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within the reported measure(s) of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment's profit or loss to assess performance and decide how to allocate resources. The guidance is effective for our annual period beginning  January 1, 2025, and interim periods thereafter, applied retrospectively with early adoption permitted. The Company is currently evaluating the impact of adoption of this standard on its financial statements and disclosures.

In  December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide greater disaggregation within their annual rate reconciliation, including new requirements to present reconciling items on a gross basis in specified categories, disclose both percentages and dollar amounts, and disaggregate individual reconciling items by jurisdiction and nature when the effect of the items meet a quantitative threshold. The guidance also requires disaggregating the annual disclosure of income taxes paid, net of refunds received, by federal (national), state, and foreign taxes, with separate presentation of individual jurisdictions that meet a quantitative threshold. The guidance is effective for the Company's annual periods beginning  January 1, 2025 on a prospective basis, with a retrospective option, and early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard on its financial statements and disclosures.

The Company does not believe that any recently issued, but not yet effective, accounting standards, other than the standards discussed above, could have a material effect on the accompanying unaudited condensed consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

Additional significant accounting policies of the Company are also described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

NOTE 2 – ACQUISITION

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

The acquisition meets the criteria to be accounted for as a business in accordance with ASC 805, Business Combinations (“ASC 805”). This method requires, among other things, that assets acquired, and liabilities assumed be recognized at their fair values as of the acquisition date and that the difference between the fair value of the consideration paid for the acquired entity and the fair value of the net assets acquired be recorded as goodwill, which is not amortized but is tested at least annually for impairment. The aggregate purchase price for the interests of ATD was approximately $20,774,000, subject to a customary working capital adjustments. The purchase price comprised approximately $9,795,000 in cash, which included closing adjustments and 3,496,464 unregistered shares of the Company’s common stock (the “Stock Consideration”), based on a volume weighted average trading price of the Company’s common stock over a thirty consecutive trading day period prior to the date of the ATD Purchase Agreement, which was $2.86. 662,329 of the 3,496,464 shares of the Stock Consideration will be issued and delivered to the Seller on the twelve-month anniversary of the Closing Date, subject to cutback for working capital adjustments and/or indemnification claims favoring the Company, if any. As a result of the transaction, ATD became a wholly-owned subsidiary of the Company and ATD’s key employees have agreed to continue employment with the Company or one of its affiliates.

In accordance with the acquisition method of accounting for a business combination, the purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values as of the Closing Date. Since the acquisition of ATD occurred on  January 2, 2024, the results of operations for ATD from the date of acquisition have been included in the Company’s unaudited condensed consolidated statement of operations for the three months ended  March 31, 2024. The table below shows the breakdown related to the preliminary purchase price allocation for the acquisition (dollars in thousands):

Consideration
Cash paid	$9,795
Common stock issued (3,496,464 shares at closing price of $3.14 per share)	10,979
Total Consideration	$20,774

Recognized amounts of identifiable assets acquired and liabilities assumed	Estimated Fair Value
Assets
Cash and cash equivalents	$826
Accounts receivable	3,183
Property and equipment	1,565
Right-of-use operating lease assets	269
Other current assets	154
Intangible assets	12,100
Total assets acquired	$18,097
Liabilities
Accounts payable and accrued expenses	$365
Lease liability operating	269
Other current liabilities	257
Total liabilities assumed	$891
Fair value of identifiable net assets acquired	17,206
Purchase price consideration	20,774
Goodwill	$3,568

Operations of Combined Entities

The following unaudited pro forma combined financial information gives effect to the acquisition of ATD and the Series A Prime Revenue Sharing Notes as if they were consummated as of  January 1, 2023. A portion of the proceeds from the Series A Prime Revenue Sharing Notes was used to fund the acquisition of ATD and therefore the Company has included the impact of the issuance of the debt in its pro forma financial information. This unaudited pro forma financial information is presented for information purposes only and is not intended to present actual results that would have been attained had the acquisition and the issuance of the Series A Prime Revenue Sharing Notes been completed as of  January 1, 2023 (the beginning of the earliest period presented) or to project potential operating results as of any future date or for any future periods.

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands, except per share data)
Total revenue	$9,778	$7,946
Net loss	$(18,614)	$(13,230)
Basic and diluted	$(0.23)	$(0.23)
Basic and diluted number of shares	79,558,346	58,176,511

NOTE 3 – SUPPLEMENTAL NON CASH DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended March 31, 2024 and 2023 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for interest	$868	$129
Cash paid for taxes	-	4
Decrease in accounts payable and accrued expenses related to purchases of property and equipment	-	(656)
Decrease in accounts payable and accrued expenses related to purchases of inventory	(42)	(698)
Decrease in deposits related to property and equipment received	247	116
Decrease in property and equipment that was uninstalled and moved to inventory	311	-
Non-cash financing activities:
2022 Promissory Notes exchanged for 2023 Promissory Notes - related party	-	1,000
Warrants issued in connection with the 2023 Promissory Notes	-	1,640
Warrants issued in connection with the 2023 Promissory Notes - related party	-	3,485
Fair market value of shares issued in connection with the acquisition of ATD	10,979	-
2023 Promissory Note redemption premium settled in shares of the Company’s common stock	1,875	-
New Leases under ASC-842:
Right-of-use assets obtained in exchange for new finance lease liabilities	47	-

NOTE 4 – INTANGIBLE ASSETS AND GOODWILL

ATD Acquisition

The purchase price has been allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date. Since the acquisition of ATD occurred on January 2, 2024, the results of operations for ATD from the date of acquisition have been included in the Company’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2024. As part of the Company's preliminary purchase price allocation for the acquisition, the Company recognized $3,568,000 in goodwill, $11,900,000 in customer relationships, assigned a 15-year useful life, and $200,000 of marketing related intangible assets related to the ATD tradename, assigned an five-year useful life.

Intangible Assets Subject to Amortization

The following provides a breakdown of identifiable intangible assets, net as of  March 31, 2024 and  December 31, 2023 (dollars in thousands):

	March 31, 2024	December 31, 2023
Customer relationships	$15,761	$3,861
Marketing related	1,227	1,027
Technology based	24,107	24,107
Internally capitalized software	1,236	1,236
Total	42,331	30,231
Less: accumulated amortization	(14,164)	(12,992)
Identifiable intangible assets, net	$28,167	$17,239

These intangible assets are amortized on a straight-line basis over their estimated useful life. Amortization expense for the three months ended March 31, 2024 and 2023 was $1,172,000 and $1,041,000, respectively and is presented as part of depreciation and amortization in the unaudited condensed consolidated statements of operations. During the current period there have been no events that would cause the Company to evaluate its intangible assets for impairment.

As of March 31, 2024, the estimated impact from annual amortization from intangible assets for each of the next five fiscal years and thereafter is as follows (dollars in thousands):

2024, remaining	$3,504
2025	4,665
2026	3,853
2027	3,578
2028	2,602
Thereafter	9,965
Total	$28,167

NOTE 5 – DEBT

STS Notes

On  June 17, 2022, pursuant to the terms of the Company’s acquisition of STS, the Company issued an aggregate of $2,000,000 of notes payable in the form of two unsecured, subordinated promissory notes, each in the principal amount of $1,000,000 and bearing an interest rate of 3.0% per annum, payable quarterly. The notes mature on  June 14, 2024 and   June 17, 2025, respectively. As of March 31, 2024 and  December 31, 2023, the aggregate balance of these notes payable was $2,000,000 of which $1,000,000 was included in notes payable current portion and $1,000,000 was included in notes payable long-term, respectively, in the unaudited condensed consolidated balance sheets. Interest expense related to these notes was $14,000 and $14,000 for the three months ended March 31, 2024 and 2023, respectively.

2023 Promissory Notes

On   January 18, 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors, pursuant to which the Company agreed to issue and sell to the investors in a private placement transaction (i) up to $15,000,000 in aggregate principal amount of senior secured promissory notes (the “2023 Promissory Notes”), and (ii) warrants to purchase, for an exercise price of $2.00 per share, up to an aggregate of 7,500,000 shares of common stock of the Company, par value $0.0001 per share. In connection with the initial closing on  January 18, 2023, the Company issued $12,500,000 in aggregate principal amount of 2023 Promissory Notes and warrants to purchase 6,250,000 shares of Common Stock.

On  March 4, 2024, the Company elected to prepay the outstanding 2023 Promissory Notes. The 2023 Promissory Notes were redeemed at the redemption price of 115% of the $12,500,000 aggregate principal amount of the 2023 Promissory Notes, or approximately $14,375,000, plus accrued and unpaid interest to the redemption date of approximately $263,000 (the “Redemption Payment”). The noteholders elected to accept $1,875,000 of the Redemption Payment in the form of 750,000 unregistered shares of the Company’s common stock, par value $0.0001 per share, having a value of $2.50 per share, with the remainder of the Redemption Payment to be paid in cash. As a result of the Redemption Payment, the Company recognized a loss on extinguishment of debt of $4,693,000, which included 1,875,000 related to the early termination payment and $2,818,000 related to unamortized issuance costs.

The 2023 Promissory Notes were a senior secured obligation of the Company and ranked senior to all indebtedness of the Company, subject to certain exceptions, had a maturity date of   July 18, 2025 (the “Maturity Date”), and bore an interest rate of 12% per annum.

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

As part of the terms of the Series A Prime Revenue Sharing Notes the Company is required to maintain an interest reserve related to not less than three times the next monthly interest payment. Additionally, there is a sinking fund requirement which states if the three year value of eligible contracts is less than 170% of the aggregate outstanding principal amount of Series A Prime Revenue Sharing Notes. In the event that the sinking fund requirement is triggered, to meet the sinking fund requirement the Company would be required to maintain a cash balance sufficient to amortize the principal amount due on the Series A Prime Revenue Sharing Notes in equal monthly installments by the respective due dates of such series. The amount related to the interest reserve was $500,000 as of  March 31, 2024 and is held by a third party and is presented as part of deposits on the consolidated balance sheets. The Company is not in default of any requirements as they relate to the Series A Prime Revenue Sharing Notes and the sinking fund has not been triggered as of March 31, 2024.

The Company  may prepay the Series A Prime Revenue Sharing Notes at any time up until  December 15, 2026 by paying a premium ranging from 103% to 106%. Thereafter, the Series A Prime Revenue Sharing Notes  may be prepaid by the Company at par value; provided, however, that the Series A Prime Revenue Sharing Notes  may not be redeemed prior to  December 15, 2024. Repayment of the Series A Prime Revenue Sharing Notes consisting of all principal, plus any unpaid accrued interest,  may also be accelerated by the noteholder upon a change in control or event of default. For the three months ended March 31, 2024, the Company recognized $496,000 in interest expense related to the Series A Prime Revenue Sharing Notes.

Interest Expense

The following table presents the interest expense net of interest income related to the contractual interest and the amortization of debt issuance costs for the Company’s debt arrangements (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Contractual interest expense	$794	$329
Amortization of debt issuance costs	399	444
Total interest expense	1,193	773
Less: interest income	(139)	(12)
Total interest expense, net	$1,054	$761

Schedule of Principal Amounts Due of Debt

The principal amounts due for long-term notes payable are shown below as of March 31, 2024 (dollars in thousands):

2024, remaining	$1,056
2025	1,078
2026	15,083
2027	86
2028	26
Thereafter	-
Total	17,329
Less unamortized debt discount	(614)
Total notes payable	$16,715

NOTE 6 – INCOME TAXES

The Company maintains a full valuation allowance against its net deferred taxes, outside of the deferred tax liability related to the indefinite lived intangible, through  March 31, 2024.

The Company files income tax returns in Israel, the United States and in various states. No U.S. Federal, state or foreign income tax audits were in process as of March 31, 2024.

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

For the three months ended March 31, 2024 and 2023, the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2019 through 2023 tax years remain subject to examination by the Internal Revenue Service. As of March 31, 2024 and December 31, 2023, our evaluation revealed no uncertain tax positions that would have a material impact on the unaudited condensed consolidated financial statements.

For the three months ended March 31, 2024 and 2023, the Company did not record any expense or benefit related to income tax.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

H.C Wainwright & Co., LLC

In  March 2023, the Company entered into an engagement letter with H.C. Wainwright & Co., LLC, ("HCW"), related to a capital raise (see Note 8 – 2023 Registered Direct Offering). That letter agreement contained provisions for both a “tail” fee due to HCW for any subsequent transactions the Company  may enter into during the specified tail period with investors introduced to the Company by HCW during the term of the letter, as well as a right of first refusal ("ROFR"), to act as the Company's exclusive underwriter or placement agent on any subsequent financing transactions utilizing an underwriter or placement agent occurring within twelve months from the consummation of a transaction pursuant to the engagement letter.

In  July 2023,  the Company entered into an agreement with one of its stockholders in connection with the exercise of warrants held by the stockholder, which the Company refers to as the  July Warrant Exercise Transaction. Subsequent to the July Warrant Exercise Transaction, the Company received a letter from HCW claiming entitlement to certain “tail” fees and warrant consideration stemming from the agreement with the Company's stockholder. The Company believed then, and believes now, that this claim is without merit. As a result of this claim and for other reasons articulated to HCW, the Company terminated its engagement letter with HCW, including for cause, which, the Company believes, eliminated both the “tail” provision and the ROFR provision with respect to the 2023 Registered Direct Offering.

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

On  February 29, 2024, HCW initiated the new action with the filing of complaint in New York State Supreme Court.  In this lawsuit, HCW advances the same breach of contract theory and seeks to recover the same damages as sought in the prior now-dismissed lawsuit.  In addition, HCW seeks to recover an additional $2,156,000 in damages plus the value of warrants to purchase an aggregate of up to 805,000 shares of common stock at an exercise price of $3.125 per share in connection with Rekor’s  February 2024 offering.  HCW alleges that Rekor breached its engagement letter with HCW by failing to give HCW notice of this offering and failing to provide HCW with the opportunity to exercise the ROFR with respect to this transaction. On May 3, 2024, Rekor answered HCW’s complaint and filed counterclaims against HCW and Armistice Capital LLC ("Armistice") relating to Rekor’s March 2023 Registered Direct Offering, Armistice’s trading activity in Rekor common stock, and Rekor’s 2024 Public Offering. Rekor’s counterclaims include causes of action for fraud, breach of fiduciary duty, and tortious interference. Rekor seeks to recover damages from HCW and Armistice.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

ATD Acquisition

In connection with the acquisition as described in NOTE 2 – ACQUISITION, the Company issued 3,496,464 shares of the Company’s common stock as part of the consideration.

2024 Public Offering

On February 9, 2024, the Company issued and sold 10,000,000 shares of its common stock, at an offering price of $2.50 per share of common stock (the “2024 Public Offering Price”) in a registered public offering by the Company (the “ 2024 Public Offering”), pursuant to an underwriting agreement with William Blair & Company, L.L.C., as representative of the several underwriters named therein (collectively, the “Underwriters”).

On  February 9, 2024, the Underwriters exercised in-full their option to purchase up to 1,500,000 additional shares of common stock at the 2024 Public Offering Price (the “Underwriters’ Option”). The exercise closed on  February 13, 2024. The net proceeds to the Company for the exercise of the Underwriters’ Option, after deducting the underwriting discounts and commissions and offering expenses payable by the Company, was $2,388,000, or approximately $26,362,000 in aggregate for the 2024 Public Offering including the exercise of the Underwriters’ Option.

2023 Registered Direct Offering

On   March 23, 2023, the Company entered into a securities purchase agreement with a single institutional investor that provided for the sale and issuance by the Company in a registered direct offering of an aggregate of: (i) 6,100,000 shares of the Company’s common stock, (ii) pre-funded warrants exercisable for up to an aggregate of 772,853 shares of common stock, and (iii) warrants to purchase up to 6,872,853 shares of common stock (the "Registered Direct Warrants"). The offering price per share of common stock and associated warrant was $1.455 and the offering price per pre-funded warrant and associated warrant was $1.454. Each pre-funded warrant was exercisable for one share of common stock at an exercise price of $0.001 per share and expired when exercised in full. The Registered Direct Warrants were exercisable immediately upon issuance, had an expiration date five years following the issuance date and had an exercise price of $1.60 per share. The Company received gross proceeds from the 2023 Registered Direct Offering of approximately $10,000,000. The Offering closed on   March 27, 2023.

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

2023 Letter Agreement

On  July 25, 2023, the Company entered into a letter agreement (the “2023 Letter Agreement”) with the purchaser of the 2023 Registered Direct Offering, pursuant to which the investor and the Company agreed that the investor would exercise all its Register Direct Warrants for shares of common stock underlying the Registered Direct Warrants at $1.60 per share of common stock. In consideration for the imposition of volume and trading restrictions on the 6,872,853 shares of common stock issued to the institutional investor in connection with exercise of the Registered Direct Warrants, the 2023 Letter Agreement provided for the issuance of unregistered warrants to purchase up to an aggregate of 2,850,000 shares of common stock (the “2023 Private Warrants”). The shares of common stock underlying the 2023 Private Warrants have been registered for resale on a registration statement declared effective by the SEC on  September 29, 2023. The 2023 Private Warrants will expire on  January 25, 2029 and have an exercise price of $3.25.

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

Warrants

A summary of the warrant activity for the Company for the period ended March 31, 2024 is as follows:

	2023 Promissory Notes (1)	2023 Registered Direct Offering (2)	2023 Private Warrants (3)	Total
Active warrants as of January 1, 2024	6,250,000	481,100	2,850,000	9,581,100
Issued warrants	-	-	-	-
Exercised warrants	-	-	-	-
Outstanding warrants as of March 31, 2024	6,250,000	481,100	2,850,000	9,581,100
Weighted average strike price of outstanding warrants as of March 31, 2024	$2.00	$1.82	$3.25	$2.36
Intrinsic value of outstanding warrants as of March 31, 2024	$1,813,000	$227,000	$-	2,040,000

(1)	On January 18, 2023, in connection with the 2023 Promissory Notes, the Company issued warrants to the investors to purchase 6,250,000 shares of its common stock, exercisable over a period of five years, at an exercise price of $2.00 per share. These warrants were exercisable commencing January 18, 2023 and expire on January 18, 2028.
(2)	On March 23, 2023, in connection with the 2023 Registered Direct Offering the Company issued warrants to the placement agent to purchase up to 481,100 shares of common stock. Each warrant for the placement agent is exercisable for one share of common stock at an exercise price of $1.8188 per share. These warrants were exercisable commencing March 27, 2023 and expire on March 27, 2028.
(3)	On July 25, 2023, in connection with the 2023 Letter Agreement, the Company issued warrants to purchase 2,850,000 shares of its common stock, exercisable over a period of five and half years, at an exercise price of $3.25 per share. These warrants were exercisable commencing July 25, 2023 and expire on January 25, 2029.

NOTE 9 – EQUITY INCENTIVE PLAN

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

On April 29, 2024, the Company filed a registration statement on Form S-8 solely to register an additional 7,912,216 shares of its common stock available for issuance under the 2017 Plan. This increase was approved by the Company’s Board of Directors on  March 22, 2024, and by the Company’s stockholders on April 18, 2024 at the Company’s annual meeting.

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

A summary of stock option activity under the Company’s 2017 Plan for the period ended March 31, 2024 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding balance as of January 1, 2024	688,841	$1.20	3.70	$1,478,000
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding balance as of March 31, 2024	688,841	$1.20	3.41	$788,000
Exercisable as of March 31, 2024	688,841	$1.20	3.41	$788,000

As of March 31, 2024, there was $0 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan.

Restricted Stock Units

Stock compensation expense related to RSU’s for the three months ended March 31, 2024 and 2023 was $1,167,000 and $1,112,000, respectively, and is presented, based on the awardees operating department, as general administrative, selling and marketing and research and development expenses in the unaudited condensed consolidated statements of operations.

A summary of RSU activity under the Company’s 2017 Plan for the three months ended March 31, 2024 is as follows:

	Number of Shares	Weighted Average Unit Price	Weighted Average Remaining Contractual Term (Years)
Outstanding balance as of January 1, 2024	1,747,458	$3.79	1.39
Granted	424,899	3.10	2.49
Vested	(459,773)	3.76	0.96
Forfeited	(36,180)	2.73	1.78
Outstanding balance as of March 31, 2024	1,676,404	$3.70	1.65

All RSUs granted vest upon the satisfaction of a service-based vesting condition.

As of March 31, 2024, there was $4,124,000 of unrecognized stock compensation expense related to unvested RSUs granted under the 2017 Plan that will be recognized over an average remaining period of 1.65 years.

NOTE 10 – LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands, except per share data)
Basic and diluted loss per share
Net loss attributable to shareholders	$(18,614)	$(12,682)
Weighted average common shares outstanding - basic and diluted	79,558,346	54,680,048
Basic and diluted loss per share	$(0.23)	$(0.23)
Common stock equivalents excluded due to the anti-dilutive effect	11,946,345	16,375,816

As the Company had a net loss for the three months ended March 31, 2024, the following 11,946,345 potentially dilutive securities were excluded from diluted loss per share: 9,581,100 for outstanding warrants, 688,841 related to outstanding options and 1,676,404 related to outstanding RSUs.

As the Company had a net loss for the three months ended March 31, 2023, the following 16,375,816 potentially dilutive securities were excluded from diluted loss per share: 14,422,307 for outstanding warrants, less the 772,853 pre-funded warrants, 828,134 related to outstanding options and 1,898,228 related to outstanding RSUs.

NOTE 11 – SUBSEQUENT EVENTS

Authorized Common Stock

On April 22, 2024, the Company increased the number of authorized shares of common stock from 100,000,000 to 300,000,000. The number of authorized shares of the Company’s preferred stock was not affected by this amendment and remained unchanged at 2,000,000 shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties including particularly statements regarding our future results of operations and financial position, business strategy, prospective products and services, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products and services. These statements involve uncertainties, such as known and unknown risks, and are dependent on other important factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements we express or imply. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties, and assumptions described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2023, entitled “Risk Factors” and elsewhere in this Quarterly Report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”) that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. We undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

●	significant risks, uncertainties and other considerations discussed in this report;
●

operating risks, including supply chain, equipment or system failures, cyber and other malicious attacks, local conflicts and other events that could affect the amounts and timing of revenues and expenses;

●	reputational risks affecting customer confidence or willingness to do business with us;
●	financial market conditions, including the continuation of significant national and global uncertainties that may affect these conditions, and the results of financing efforts;
●	our ability to successfully identify, integrate and complete acquisitions and dispositions, including the integration of the ATD Acquisition;
●	our continued ability to successfully access the public markets for debt or equity capital;
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

●	the inability of our strategic plans and goals to expand our geographic markets, customer base and product and service offerings;

●	risks associated with pandemics and other global health emergencies, and their impact U.S. and international markets and economies; and
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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) and any updates contained herein as well as those set forth in our reports and other filings made with the SEC.

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

Our operations are conducted primarily by our wholly-owned subsidiaries, Rekor Recognition Systems, Inc., or ("Rekor Recognition"), Waycare Technologies Inc. and Waycare Technologies Ltd. (collectively, "Waycare"), Southern Traffic Services, Inc., or (“STS”), and All Traffic Data Solutions, LLC or ("ATD").

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

●

Recent Acquisitions - Over the past two years, Rekor has acquired two subsidiaries as part of its plans to advance its appeal to national and local transportation agencies. In the first of these acquisitions, we acquired a leader in the development of predictive analytics for traffic management using a combination of internally generated and third party data sources. This acquisition was designed to assure transportation agencies that we were developing the most advanced data analysis systems to support their missions in safety and efficiency. In the second acquisition, we acquired one of the leading existing providers of traffic data services in the United States. Uniquely, this Company had innovated a change in the service model from providing, servicing and maintaining agency resources to a data services model where overlapping entities could benefit from our modular approach to data collection and dissemination. Each of these acquisitions has led to increased visibility for the Company among national and state level DOTs in the United States.

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

Other Income (Expense)

Other income (expense) consists primarily of legal settlements, legal judgements, interest income and expense in connection with our debt arrangements, costs associated with the extinguishment of our debt arrangements, gains on the sale of subsidiaries, gains or losses on the sale of fixed assets, interest income earned on cash and cash equivalents and note receivables.

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

Critical Accounting Estimates and Assumptions

Business Combination

The Company has made a preliminary estimate of the allocation of the preliminary purchase price of ATD to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value. The Company is still evaluating the fair value of intangible assets, and income taxes, in addition to ensuring all other assets and liabilities have been identified and recorded. The Company has estimated the preliminary fair value of assets acquired and liabilities assumed based on information currently available and will continue to adjust those estimates as additional information pertaining to events or circumstances  become available. The Company will reflect measurement period adjustments, in the period in which the adjustments occur, and the Company will finalize its accounting for the acquisition within one year from the Closing Date. A change in the fair value of the net assets may change the amount of the purchase price allocable to goodwill. If the final fair value estimates and tax adjustments related to the net assets acquired decrease from their preliminary estimates, the amount of goodwill will increase. In addition, the final fair value estimates related to the net assets acquired could impact the amount of amortization expense recorded associated with amounts allocated to tangible and intangible assets. The fair value measurements were primarily based on significant inputs that are not observable in the market, such as discounted cash flow ("DCF") analyses, and thus represent Level 3 fair value measurements.

A comprehensive discussion of our critical accounting estimates and assumptions is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2023.

New Accounting Pronouncements

See Note 1 to our unaudited condensed consolidated financial statements set forth in Item 1 of this quarterly report for information regarding new accounting pronouncements.

Results of Operations

Our historical operating results in dollars are presented below.

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Revenue	$9,778	$6,185
Cost of revenue, excluding depreciation and amortization	5,285	2,868

Operating expenses:
General and administrative expenses	7,662	7,201
Selling and marketing expenses	2,414	1,890
Research and development expenses	5,001	4,958
Depreciation and amortization	2,332	1,955
Total operating expenses	17,409	16,004

Loss from operations	(12,916)	(12,687)
Other income (expense):
(Loss) gain on extinguishment of debt	(4,693)	527
Interest expense, net	(1,054)	(761)
Other income	49	239
Total other income (expense)	(5,698)	5
Net loss	$(18,614)	$(12,682)

Comparison of the Three Months Ended March 31, 2024 and the Three Months Ended March 31, 2023

Total Revenue

	Three Months Ended March 31,		Change
(Dollars in thousands)	2024	2023	$	%
Revenue	$9,778	$6,185	$3,593	58%

The increase in revenue for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily attributable to our acquisition of ATD in January 2024. During the three months ended March 31, 2024, revenue attributable to ATD was $2,364,000.

Cost of Revenue, Excluding Depreciation and Amortization

	Three Months Ended March 31,		Change
(Dollars in thousands)	2024	2023	$	%
Cost of revenue, excluding depreciation and amortization	$5,285	$2,868	$2,417	84%

For the three months ended March 31, 2024, cost of revenue, excluding depreciation and amortization increased compared to the corresponding prior periods primarily due to an increase in personnel and other direct costs such as hardware that were incurred to support our increase in revenue.  Additionally, $829,000 of the increase was related to our acquisition of ATD.

Operating Expenses

	Three Months Ended March 31,		Change
(Dollars in thousands)	2024	2023	$	%
Operating expenses:
General and administrative expenses	$7,662	$7,201	$461	6%
Selling and marketing expenses	2,414	1,890	524	28%
Research and development expenses	5,001	4,958	43	1%
Depreciation and amortization	2,332	1,955	377	19%
Total operating expenses	$17,409	$16,004	$1,405	9%

General and Administrative Expenses

The increase in general and administrative expenses of $461,000 was primarily due to:

●	a $816,000 increase in general and administrative expenses as a result of the acquisition of ATD.
●	a $149,000 increase in software expense related to hosting of data.
●	a $98,000 increase in expenses related to our directors, mainly as a result the addition of two new members to our Board of Directors.

  These expenses were offset by

●	a $337,000 decrease in payroll and payroll related expenses related to our operations excluding ATD.
●	a $390,000 decrease in professional services related to our operations excluding ATD.

Selling and Marketing Expenses

The increase in selling and marketing expenses of $524,000 was primarily due to:

●	a $377,000 increase in payroll and payroll related costs, primarily to support our sales strategy.
●	a $163,000 increase in advertising expense, of which approximately $91,000 was related to our acquisition of ATD.

Research and Development Expense

Research and development expenses during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, remained consistent period over period.

Depreciation and Amortization

The increase in depreciation and amortization during the period is attributable primarily to the intangible assets that were acquired as part of our acquisition of ATD.

Other Income (Expense)

	Three Months Ended March 31,		Change
(Dollars in thousands)	2024	2023	$	%
Other income (expense):
(Loss) gain on extinguishment of debt	$(4,693)	$527	$(5,220)	-991%
Interest expense, net	(1,054)	(761)	(293)	-39%
Other income	49	239	(190)	-79%
Total other income (expense)	$(5,698)	$5	$(5,703)	-114060%

Interest expense increased period over period due to the issuance of the Series A Prime Revenue Sharing Notes.

(Loss) gain on extinguishment of debt is a result of early redemption of the 2023 Promissory Notes. As part of the redemption, we recorded a Redemption Payment of $1,875,000 which we settled through the issuance of common stock and accelerated debt issuance costs of $2,818,000.

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

The following table sets forth the components of the EBITDA and Adjusted EBITDA for the periods included (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss	$(18,614)	$(12,682)
Interest	1,054	761
Depreciation and amortization	2,332	1,955
EBITDA	$(15,228)	$(9,966)

Share-based compensation	$1,167	$1,112
Loss (gain) on extinguishment of debt	4,693	(527)
Adjusted EBITDA	$(9,368)	$(9,381)

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

The following table sets forth the components of the Adjusted Gross Profit and Adjusted Gross Margin for the periods included:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands, except percentages)
Revenue	$9,778	$6,185
Cost of revenue, excluding depreciation and amortization	5,285	2,868
Adjusted Gross Profit	$4,493	$3,317
Adjusted Gross Margin	46.0%	53.6%

Adjusted Gross Margin for the three months ended March 31, 2024 decreased compared to the three months ended March 31, 2023. During the three months ended March 31, 2024, the Company had a lower mix of software sales which typically carry a higher Adjusted Gross Margin.

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

	Three Months Ended March 31,		Change
	2024	2023	$	%
Recurring revenue	$4,963	$4,204	$759	18%

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

The following table presents a summary of total contract value (dollars in thousands):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Total Contract Value	$7,846	$12,083	$(4,237)	-35%

The decrease in total contract value is primarily related to large statewide contracts that closed in the first quarter of 2023. These multi-year contracts are still in effect in 2024.

Performance Obligations

As of March 31, 2024, we had approximately $22,912,000 of contracts that were closed prior to March 31, 2024 but have a contractual period beyond March 31, 2024. This represents a decrease of $3,478,000 or 13% compared to $26,390,000 of performance obligations as of December 31, 2023. These contracts generally cover a term of one to five years, in which the Company will recognize revenue ratably over the contract term. We currently expect to recognize approximately $17,494,000 of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the following four years. On occasion, our customers will prepay the full contract or a substantial portion of the contract. Amounts related to the prepayment of the contract related to the performance obligation for a service period that is not yet met are recorded as part of our contract liabilities balance.

Lease Obligations

As of March 31, 2024, we had material leased building space at the following locations in the U.S. and Israel:

●	Columbia, Maryland – The corporate headquarters
●	Tel Aviv, Israel

We believe our facilities are in good condition and adequate for their current use. We expect to improve, replace and increase facilities as considered appropriate to meet the needs of our planned operations.

Liquidity and Capital Resources

The following table sets forth the components of our cash flows for the periods included (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	Change
			$	%
Net cash used in operating activities	$(7,886)	$(9,490)	$1,604	17%
Net cash used in investing activities	(9,130)	(728)	(8,402)	-1154%
Net cash provided by financing activities	13,570	20,643	(7,073)	-34%
Net increase (decrease) in cash, cash equivalents and restricted cash and cash equivalents	$(3,446)	$10,425	$(13,871)	133%

Net cash used in operating activities for the three months ended March 31, 2024 had a decrease of $1,604,000, which was primarily attributable to the timeliness of collections related to our accounts receivable balance.

The increase in net cash used in investing activities of $8,402,000 was primarily due to the net cash outflow of $8,969,000 related to the acquisition of ATD.

Net cash provided by financing activities for the three months ended March 31, 2024 decreased by $7,073,000 from the prior three month period ended March 31, 2023. During the three months ended March 31, 2024, as part of our 2024 Public Offering, we received net proceeds of $26,362,000, these proceeds were partially offset by the repayment of our 2023 Promissory Notes. During the three months ended March 31, 2023, as part of the 2023 Promissory Notes and the 2023 Registered Direct Offering, we received net proceeds of $11,100,000 and $9,159,000, respectively.

For the three months ended March 31, 2024 and 2023, we funded our operations primarily through cash from operating activities, the issuance of debt and the sale of equity. As of March 31, 2024, we had cash and cash equivalents of $12,267,000 and working capital of $5,241,000, as compared to cash and cash equivalents of $15,713,000 and working capital of $8,100,000 as of December 31, 2023.

Liquidity

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

We have generated losses since our inception and have relied on cash on hand and external sources of financing to support cash flow from operations. We attribute losses to non-capital expenditures related to the scaling of existing products, development of new products and service offerings and marketing efforts associated with these products and services. As of and for the three months ended March 31, 2024, we had working capital of $5,241,000 and a loss of $18,614,000.

Our cash decreased by $3,446,000 for the three months ended March 31, 2024 primarily due to the cash paid to acquire ATD and redeem the 2023 Promissory Notes and the net loss of $18,614,000, partially offset by external financing activity.

Based on the Company's current business plan assumptions and the expected cash burn rate, the Company believes that the existing cash is insufficient to fund its current level of operations for the next twelve months following the issuance of these unaudited condensed consolidated financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

2024 Public Offering

On February 9, 2024, the “Company issued and sold 10,000,000 shares of its common stock, at an offering price of $2.50 per share of common stock (the “2024 Public Offering Price”) in a registered public offering by the Company (the “ 2024 Public Offering”), pursuant to an underwriting agreement with William Blair & Company, L.L.C., as representative of the several underwriters named therein (collectively, the “Underwriters”).

On February 9, 2024, the Underwriters exercised in-full their option to purchase up to 1,500,000 additional shares of common stock at the 2024 Public Offering Price (the “Underwriters’ Option”). The purchase closed on February 13, 2024. The net proceeds to the Company for the exercise of the Underwriters’ Option, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company, was $2,388,000, or approximately $26,362,000 in aggregate for the 2024 Public Offering including the exercise of the Underwriters’ Option.

As of March 31, 2024, we did not have any material commitments for capital expenditures.

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

Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified a material weakness during its assessment of internal controls over financial reporting as of March 31, 2024. Specifically, because of the tax accounting treatment of intangible assets related to the acquisition of ATD, we concluded that our controls to address the risks associated with the tax implications of significant and unusual transactions and their impact to our financial reporting were not effectively designed or maintained.

Accordingly, we concluded that this control deficiency resulted in a reasonable possibility that a material misstatement of the interim financial statements would not be prevented or detected on a timely basis by our internal controls. Our management performed additional analysis as deemed necessary to ensure that our unaudited financial statements included in this Report were prepared in accordance with U.S. GAAP. Accordingly, management believes that the unaudited financial statements included in this Report present fairly, in all material respects for the periods presented.

Management’s Remediation Initiative

While we have processes to properly identify significant or unusual transactions, we plan to continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting and tax standards.

To further strengthen our internal controls, we plan to modify our management review controls over significant and unusual transactions to engage our tax experts prior to our reporting deadlines to assist in identifying the tax implications of transactions deemed to be significant and unusual that occurred during the applicable period.

The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. We anticipate that these initiatives will be at least partially, if not fully, implemented by the end of fiscal year 2024.

Changes to Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

H.C Wainwright & Co., LLC

In March 2023, the Company entered into an engagement letter with H.C. Wainwright & Co., LLC, ("HCW"), related to a capital raise (see Note 8 – 2023 Registered Direct Offering). That letter agreement contained provisions for both a “tail” fee due to HCW for any subsequent transactions the Company may enter into during the specified tail period with investors introduced to the Company by HCW during the term of the letter, as well as a right of first refusal ("ROFR"), to act as the Company's exclusive underwriter or placement agent on any subsequent financing transactions utilizing an underwriter or placement agent occurring within twelve months from the consummation of a transaction pursuant to the engagement letter.

In July 2023,  the Company entered into an agreement with one of its stockholders in connection with the exercise of warrants held by the stockholder, which the Company refers to as the July Warrant Exercise Transaction. Subsequent to the July Warrant Exercise Transaction, the Company received a letter from HCW claiming entitlement to certain “tail” fees and warrant consideration stemming from the agreement with the Company's stockholder. The Company believed then, and believes now, that this claim is without merit. As a result of this claim and for other reasons articulated to HCW, the Company terminated its engagement letter with HCW, including for cause, which, the Company believes, eliminated both the “tail” provision and the ROFR provision with respect to the 2023 Registered Direct Offering.

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

On February 29, 2024, HCW initiated a new action with the filing of complaint in New York State Supreme Court.  In this lawsuit, HCW advances the same breach of contract theory and seeks to recover the same damages as sought in the prior now-dismissed lawsuit.  In addition, HCW seeks to recover an additional $2,156,000 in damages plus the value of warrants to purchase an aggregate of up to 805,000 shares of common stock at an exercise price of $3.125 per share in connection with Rekor’s February 2024 offering.  HCW alleges that Rekor breached its engagement letter with HCW by failing to give HCW notice of this offering and failing to provide HCW with the opportunity to exercise the ROFR with respect to this transaction. On May 3, 2024, Rekor answered HCW’s complaint and filed counterclaims against HCW and Armistice Capital LLC ("Armistice") relating to Rekor’s March 2023 Registered Direct Offering, Armistice’s trading activity in Rekor common stock, and Rekor’s 2024 Public Offering. Rekor’s counterclaims include causes of action for fraud, breach of fiduciary duty, and tortious interference. Rekor seeks to recover damages from HCW and Armistice.

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

ITEM 1A. RISK FACTORS

We have identified a material weakness in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

In connection with the preparation of our unaudited condensed consolidated interim financial statements for the three months ended March 31, 2024, management identified a material weakness during its assessment of internal controls over financial reporting. Specifically, we concluded that our controls to address the risks associated with the tax implications of significant and unusual transactions and their impact to our financial reporting were not effectively designed or maintained. As defined in the Standards of the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management is executing a plan to remediate the material weakness, although there can be no assurance that such our plan will be successful.

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

Other than the risk factor discussed above, there have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on March 25, 2024. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K, as well as those contained in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

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

2023 Promissory Notes Redemption

On March 4, 2024, the Company completed the redemption of all its outstanding senior secured notes (the “2023 Promissory Notes”). The 2023 Promissory Notes were redeemed at the redemption price of 115% of the $12,500,000 aggregate principal amount of the 2023 Promissory Notes, or approximately $14,375,000, plus accrued and unpaid interest to the redemption date of approximately $263,000, (the “Redemption Payment”). The noteholders elected to accept $1,875,000 of the Redemption Payment in the form of 750,000 unregistered shares of the Company’s common stock, par value $0.0001 per share, having a value of $2.50 per share, with the remainder of the Redemption Payment paid in cash.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a) Exhibits

		Incorporated by Reference				Filed/Furnished
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Rekor Systems, Inc (formerly known as Novume Solutions, Inc.) as filed with the Secretary of State of Delaware on August 21, 2017.	8-K	333-216014	3.1	8/25/17
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Rekor Systems, Inc. as filed with the Secretary of State of Delaware on April 30, 2019.	8-K	001-38338	3.1	4/30/19
3.3	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Rekor Systems, Inc. as filed with the Secretary of State of Delaware on March 18, 2020.	8-K	001-38338	3.1	3/18/20
3.4	Third Certificate of Amendment to Amended and Restated Certificate of Incorporation of Rekor Systems, Inc. as filed with the Secretary of the State of Delaware on April 22, 2024.	8-K	001-38338	3.1	4/22/24
3.5	Amended and Restated Bylaws of Rekor Systems, Inc.	8-K	001-38338	3.2	12/15/21
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					*
32.1	Section 1350 Certification of Chief Executive Officer.					**
32.2	Section 1350 Certification of Chief Financial Officer.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rekor Systems, Inc.

By:	/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	Chief Executive Officer Principal Executive Officer
Date:	May 15, 2024

By:	/s/ Eyal Hen
Name:	Eyal Hen
Title:	Chief Financial Officer Principal Financial and Accounting Officer
Date:	May 15, 2024