Form 10-Q
period 2024-06-30
Rekor Systems, Inc.
filed 2024-08-14
CIK 1697851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, the Registrant had 88,503,505 shares of common stock, $0.0001 par value per share outstanding.

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

REKOR SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,089	$15,385
Restricted cash	328	328
Accounts receivable, net	9,015	4,955
Inventory	3,627	3,058
Note receivable, current portion	340	340
Other current assets	1,382	1,270
Total current assets	17,781	25,336
Long-term assets
Property and equipment, net	13,212	13,188
Right-of-use operating lease assets, net	9,527	9,584
Right-of-use financing lease assets, net	2,252	1,989
Goodwill	24,313	20,593
Intangible assets, net	26,996	17,239
Note receivable, long-term	312	482
Deposits	3,485	3,740
Total long-term assets	80,097	66,815
Total assets	$97,878	$92,151
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	6,272	5,139
Notes payable, current portion	2,000	1,000
Loan payable, current portion	77	75
Lease liability operating, short-term	1,741	1,261
Lease liability financing, short-term	720	547
Contract liabilities	3,617	3,604
Liability for ATD Holdback Shares	890	-
Other current liabilities	5,839	5,610
Total current liabilities	21,156	17,236
Long-term Liabilities
Notes payable, long-term	-	1,000
2023 Promissory Notes, net of debt discount of $0 and $1,012, respectively	-	2,988
2023 Promissory Notes - related party, net of debt discount of $0 and $2,149, respectively	-	6,351
Series A Prime Revenue Sharing Notes, net of debt discount of $372 and $447, respectively	9,628	9,553
Series A Prime Revenue Sharing Notes - related party, net of debt discount of $186 and $223, respectively	4,814	4,777
Loan payable, long-term	234	273
Lease liability operating, long-term	12,823	13,445
Lease liability financing, long-term	1,090	1,057
Contract liabilities, long-term	1,325	1,449
Deferred tax liability	65	65
Other non-current liabilities	587	587
Total long-term liabilities	30,566	41,545
Total liabilities	51,722	58,781
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of June 30, 2024 and December 31, 2023, respectively. No preferred stock was issued or outstanding as of June 30, 2024 or December 31, 2023, respectively.	-	-
Common stock, $0.0001 par value; authorized; 300,000,000 shares; issued: 86,371,359 shares as of June 30, 2024 and 69,273,334 as of December 31, 2023; outstanding: 86,216,706 shares as of June 30, 2024 and 69,176,826 as of December 31, 2023.	9	7
Treasury stock, 154,653 and 96,508 shares as of June 30, 2024 and December 31, 2023, respectively.	(702)	(522)
Additional paid-in capital	273,941	232,568
Accumulated deficit	(227,092)	(198,683)
Total stockholders’ equity	46,156	33,370
Total liabilities and stockholders’ equity	$97,878	$92,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$12,427	$8,563	$22,205	$14,748
Cost of revenue, excluding depreciation and amortization	5,776	4,131	11,061	6,999

Operating expenses:
General and administrative expenses	7,370	5,873	15,032	13,078
Selling and marketing expenses	2,021	2,053	4,435	3,943
Research and development expenses	4,991	4,783	9,992	9,740
Depreciation and amortization	2,344	2,003	4,676	3,954
Total operating expenses	16,726	14,712	34,135	30,715

Loss from operations	(10,075)	(10,280)	(22,991)	(22,966)
Other income (expense):
(Loss) gain on extinguishment of debt	-	-	(4,693)	527
Interest expense, net	(544)	(908)	(1,598)	(1,668)
Gain on remeasurement of ATD Holdback Shares	745	-	745	-
Other income	79	75	128	312
Total other income (expense)	280	(833)	(5,418)	(829)
Net loss	$(9,795)	$(11,113)	$(28,409)	$(23,795)
Loss per common share	$(0.12)	$(0.18)	$(0.35)	$(0.41)
Weighted average shares outstanding
Basic and diluted	84,932,611	61,816,279	81,929,347	58,353,534

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share amounts)

(Unaudited)

	Shares of Common Stock	Common Stock	Shares of Treasury Stock	Treasury Stock at Cost	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance as of March 31, 2024	84,660,589	$8	154,653	$(702)	$270,864	$(217,297)	$52,873
Stock-based compensation	-	-	-	-	1,115	-	1,115
Issuance upon exercise of stock options	3,500	-	-	-	3	-	3
Issuance upon vesting of restricted stock units	152,617	-	-	-	-	-	-
Issuance upon exercise of 2023 Warrants	1,400,000	1	-	-	1,959	-	1,960
Net loss	-	-	-	-	-	(9,795)	(9,795)
Balance as of June 30, 2024	86,216,706	$9	154,653	$(702)	$273,941	$(227,092)	$46,156

Balance as of March 31, 2023	61,030,637	$6	91,491	$(506)	$218,157	$(165,680)	51,977
Stock-based compensation	-	-	-	-	1,044	-	1,044
Issuance upon exercise of stock options	18,000	-	-	-	16	-	16
Issuance upon vesting of restricted stock units	130,721	-	-	-	-	-	-
Issuance of common stock upon exercise of pre-funded warrants	772,853	-	-	-	1	-	1
Net loss	-	-	-	-	-	(11,113)	(11,113)
Balance as of June 30, 2023	61,952,211	$6	91,491	$(506)	$219,218	$(176,793)	$41,925

Balance as of January 1, 2024	69,176,826	$7	96,508	$(522)	$232,568	$(198,683)	$33,370
Stock-based compensation	-	-	-	-	2,282	-	2,282
Issuance upon exercise of stock options	3,500	-	-	-	3	-	3
Issuance upon vesting of restricted stock units	612,390	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(58,145)	-	58,145	(180)	-	-	(180)
Shares issued as part of the ATD Acquisition	2,832,135	-	-	-	8,893	-	8,893
Retirement of the 2023 Promissory Notes	750,000	-	-	-	1,875	-	1,875
2024 Public Offering	11,500,000	1	-	-	26,361	-	26,362
Issuance upon exercise of 2023 Warrants	1,400,000	1	-	-	1,959	-	1,960
Net loss	-	-	-	-	-	(28,409)	(28,409)
Balance as of June 30, 2024	86,216,706	$9	154,653	$(702)	$273,941	$(227,092)	$46,156

Balance as of January 1, 2023	54,405,080	$5	41,522	$(417)	$202,747	$(152,998)	$49,337
Stock-based compensation	-	-	-	-	2,156	-	2,156
Issuance upon exercise of stock options	36,333	-	-	-	31	-	31
Issuance upon vesting of restricted stock units	687,914	-	-	-	-	-	-
Fair value allocated to warrants with 2023 Promissory Notes	-	-	-	-	5,125	-	5,125
Shares withheld upon vesting of restricted stock units	(49,969)	-	49,969	(89)	-	-	(89)
Issuance of common stock and warrants	6,100,000	1	-	-	9,158	-	9,159
Issuance of common stock upon exercise of pre-funded warrants	772,853	-	-	-	1	-	1
Net loss	-	-	-	-	-	(23,795)	(23,795)
Balance as of June 30, 2023	61,952,211	$6	91,491	$(506)	$219,218	$(176,793)	$41,925

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(28,409)	$(23,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	314	43
Depreciation	1,949	1,859
Amortization of right-of-use financing lease asset	384	22
Non-cash operating lease expense	455	314
Share-based compensation	2,282	2,156
Amortization of debt discount	455	960
Amortization of intangible assets	2,343	2,073
Impairment of SAFE Agreement	-	101
Loss due to the remeasurement of the STS Earnout and Contingent Consideration	100	91
Gain on remeasurement of ATD Holdback Shares	(745)	-
Loss on the sale of property and equipment	8	16
Loss (gain) on extinguishment of debt	4,693	(527)
Changes in operating assets and liabilities:
Accounts receivable	(1,191)	(2,508)
Inventory	302	(1,064)
Other current assets	42	(194)
Deposits	12	12
Accounts payable, accrued expenses and other current liabilities	(269)	885
Contract liabilities	(111)	1,074
Lease liability	(540)	(718)
Net cash used in operating activities - continuing operations	(17,926)	(19,200)
Net cash used in operating activities - discontinued operations	-	(449)
Net cash used in operating activities	(17,926)	(19,649)
Cash Flows from Investing Activities:
Capital expenditures	(512)	(490)
Proceeds from the sale of property and equipment	27	14
Cash paid for ATD acquisition, net	(9,222)	-
Net cash used in investing activities	(9,707)	(476)
Cash Flows from Financing Activities:
Proceeds from the public offering	26,362	-
Net proceeds 2022 Promissory Notes - related party, exchanged for 2023 Promissory Notes - related party	-	400
Net proceeds 2023 Promissory Notes	-	4,000
Net proceeds 2023 Promissory Notes - related party	-	7,100
Net proceeds 2023 Registered Direct Offering	-	9,159
Net proceeds from the exercise of the pre-funded warrants	-	1
Proceeds from notes receivable	170	170
Net proceeds from exercise of options	3	31
Net proceeds from exercise of warrants	1,960	-
Repayments of loans payable	(37)	(54)
Payments for financing leases	(441)	(277)
Repurchases of common stock	(180)	(89)
Repayment of 2023 Promissory Notes	(12,500)	-
Net cash provided by financing activities	15,337	20,441
Net (decrease) increase in cash, cash equivalents and restricted cash - continuing operations	(12,296)	765
Net decrease in cash, cash equivalents and restricted cash - discontinued operations	-	(449)
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,296)	316
Cash, cash equivalents and restricted cash at beginning of period	15,713	2,468
Cash, cash equivalents and restricted cash at end of period	$3,417	$2,784

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of period	$3,089	$2,438
Restricted cash at end of period	328	346
Cash, cash equivalents and restricted cash at end of period	$3,417	$2,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Rekor Systems, Inc. (“Rekor”) was formed in  February 2017. The consolidated financial statements include the accounts of Rekor, the parent company, and its wholly-owned subsidiaries Rekor Recognition Systems, Inc., Waycare Technologies Inc. and Waycare Technologies Ltd. (collectively, "Waycare"), Southern Traffic Services, Inc. ("STS") and All Traffic Data Services, LLC ("ATD") (collectively, the “Company”). The Company serves the roadway intelligence sector, developing products and services to be used in advancing public safety, urban mobility, and transportation management. The Company's vision is to improve the lives of citizens and the world around them by enabling safer, smarter, and greener roadways and communities. The Company works towards this vision by collecting, connecting, and organizing mobility data, and making it accessible and useful to its customers for real-time insights and decisioning for situational awareness, rapid response, risk mitigation, and predictive analytics for resource and infrastructure planning and reporting.

On January 2, 2024, the Company completed the acquisition of ATD by acquiring 100% of the issued and outstanding capital stock of ATD, which is now a wholly-owned subsidiary of the Company.

These unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial statements as of and for the periods ended  June 30, 2024.

The financial data and other information disclosed in these notes are unaudited. The results for the three and six months ended June 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

Dollar amounts, except per share data, in the notes to these unaudited condensed consolidated financial statements are rounded to the nearest $1,000.

Correction of Previously Issued (Unaudited) Interim Financial Statements

While undergoing a review of its unaudited condensed consolidated interim financial statements, the Company determined it had incorrectly classified the ATD Holdback Shares issued in connection with the acquisition of ATD as equity classified instead of liability classified. This impacted previously reported amounts for goodwill, current liabilities and additional paid in capital, among other line items in the unaudited condensed consolidated interim financial statements as of and for the three months ended March 31, 2024.

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the adjustment detailed above, and determined the related impact did not materially misstate its unaudited condensed consolidated financial statements as of and for the three month period ended March 31, 2024. Although the Company concluded that the misstatement was not material to its unaudited condensed consolidated financial statements as of and for the three month period ended March 31, 2024, the Company has determined it is appropriate to adjust its unaudited condensed consolidated financial statements as of March 31, 2024 on a prospective basis to provide appropriate context to stakeholders within comparative financial statements. The impact on the statement of operations will be displayed on the Company’s unaudited condensed consolidated financial statements for the three and six month periods ended June 30, 2024. The following tables set forth the effects of the error corrections on affected items within the Company’s previously reported interim unaudited condensed consolidated balance sheet and statement of shareholders' equity as of the periods indicated had the adjustments been made in the corresponding quarter (dollars in thousands):

	March 31, 2024
Changes in Condensed Consolidated Balance Sheet	As reported	Adjusted	As corrected
Long-term assets
Goodwill	$24,161	$(452)	$23,709
Total assets	107,150	(452)	106,698
Current liabilities
Liability for ATD Holdback Shares	-	1,634	1,634
Total liabilities	52,191	1,634	53,825
Stockholders' equity
Additional paid-in capital	272,950	(2,086)	270,864
Total stockholders’ equity	$54,959	$(2,086)	$52,873
Changes in Condensed Consolidated Statement of Shareholders' Equity
Shares of common stock outstanding	85,324,918	(664,329)	84,660,589

The following tables set forth the effects of the error corrections on affected items within the Company’s previously reported interim condensed statements of operations for the periods indicated had the adjustments been made in the corresponding quarters (dollars in thousands, except share amounts):

	Three Months Ended March 31, 2024
Changes in Condensed Consolidated Statements of Operations	As reported	Adjusted	As corrected
Loss per common share	$(0.23)	$(0.01)	$(0.24)
Weighted average shares outstanding basic and diluted	79,558,346	(664,329)	78,894,017

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

The Company has generated losses and negative operating cashflows since its inception and has relied on external sources of financing to support cash flow from operations. The Company attributes losses to non-capital expenditures related to the scaling of existing products and services, development of new products and services and marketing efforts associated with these products and services. As of and for the six months ended June 30, 2024, the Company had a working capital deficit of $3,375,000 and a net loss of $28,409,000.

Our cash decreased by $12,296,000 for the six months ended June 30, 2024 primarily due to the cash paid to acquire ATD and redeem the 2023 Promissory Notes and the net loss of $28,409,000, partially offset by external financing activity.

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

Significant Accounting Policies

Goodwill

The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. Goodwill is subject to impairment testing on an annual basis. The Company will assess goodwill for impairment annually on  October 1st of each year, or more often if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. The Company will perform a qualitative assessment, to determine its fair value which includes an evaluation of relevant events and circumstances, including macroeconomic, industry and market conditions, the Company's overall financial performance, and trends in the value of the Company's common stock. As of June 30, 2024, the Company did not identify any events that would cause it to assess goodwill for impairment.

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for accounts receivable, notes receivable and accounts payable approximate fair value as of  June 30, 2024 and December 31, 2023 because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt and long-term receivables approximates fair value as of  June 30, 2024 and December 31, 2023, given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

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

The Company does not have any Level 1 or Level 2 assets or liabilities. The Company considers its contingent consideration and ATD Holdback Shares to be Level 3 investments as the fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 fair value measurement.

There were no changes in levels during the period ended June 30, 2024.

The following is a rollforward of the company’s contingent consideration and ATD Holdback Share liabilities:

STS Contingent Consideration
Balance as of January 1, 2024	$1,800
Loss (gain) due to change in fair value	100
Balance as of June 30, 2024	$1,900
ATD Holdback Shares
Acquisition of ATD January 2, 2024	$1,635
Loss (gain) due to change in fair value	(745)
Balance as of June 30, 2024	$890

The following are the inputs in company’s ATD Holdback Share as of January 2, 2024 and June 30, 2024:

	January 2, 2024	June 30, 2024
Closing stock price	$3.14	$1.55
Discount for marketability	$(0.68)	$(0.21)

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

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, performance obligations are satisfied

The following table presents a summary of revenue (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Recurring revenue	$6,284	$5,772	$11,246	$9,976
Product and service revenue	6,143	2,791	10,959	4,772
Total revenue	$12,427	$8,563	$22,205	$14,748

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

eCommerce revenue is defined by the Company as revenue obtained through direct sales on the Company’s eCommerce platform. The Company’s eCommerce revenue generally includes subscriptions to the Company’s vehicle recognition software that can be purchased online and activated through a digital key. The Company's contracts with eCommerce customers are generally for a term of one month with automatic renewal each month. The Company invoices and receives fees from its customers monthly.

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

Implementation revenue is recognized when the Company provides  installation, construction and other implementation services to its customers. These services involve a fee and are typically associated with the sale of the Company’s data collection services, software and hardware. The Company’s implementation revenue is recognized over time as the implementation is completed.

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

Revenue by Customer Type

The following table presents a summary of revenue by customer type (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Urban Mobility	$8,139	$3,574	$13,754	$6,329
Transportation Management	723	881	1,387	1,611
Public Safety	3,565	4,108	7,064	6,808
Total revenue	$12,427	$8,563	$22,205	$14,748

Urban Mobility

Urban Mobility revenue consists of revenue derived from the Company's roadway data aggregation activities. These activities can include the use of software applications that are part of the Rekor Discover™ platform, the primary application being Rekor’s count, class & speed application. This application fully automates the aggregation of Federal Highway Administration (“FHWA”) 13-bin vehicle classification, speed, and volume data. Revenues associated with the deployment of other traffic sensors, traffic studies, or construction associated with traffic data collection are also part of data aggregation revenue, which is generated through both recurring pay-for-data contracts and hardware sales with a recurring software maintenance component.

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

Where performance obligations for the remaining term of a contract with a customer are not yet satisfied or have only been partially satisfied as of a particular date, the unsatisfied portion is to be recognized as revenue in the future. As of June 30, 2024, the unsatisfied portion of the remaining performance obligation was approximately $21,023,000. The Company expects to recognize approximately $15,578,000 of this amount as revenue over the succeeding twelve months, and the remainder is expected to be recognized within the next five years thereafter.

Unbilled accounts receivable

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, unbilled accounts receivables, and contract liabilities on the unaudited condensed consolidated balance sheets. Billed and unbilled accounts receivable are presented as part of accounts receivable, net, on the unaudited condensed consolidated balance sheets. When billing occurs after services have been provided, such unbilled amounts will generally be billed and collected within 60 to 120 days, but typically no longer than over the next twelve months. Unbilled accounts receivables of $1,530,000 and $946,000 were included in accounts receivable, net, in the unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.

Contract liabilities

When the Company advance bills clients prior to providing services, generally such amounts will be earned and recognized in revenue within the next six months to five years, depending on the length of the period during which services are to be provided. This revenue and the corresponding decrease in liabilities is recognized on a contract-by-contract basis at the end of each reporting period and reflected on the unaudited condensed consolidated balance sheet for such period. Changes in the contract balances during the six months ended June 30, 2024 were not materially impacted by any other factors. During the six months ended June 30, 2024, $2,565,000 of the contract liabilities balance as of December 31, 2023 was recognized as revenue.

The services due for contract liabilities described above are shown below as of June 30, 2024 (dollars in thousands):

2024, remaining	$2,837
2025	1,268
2026	490
2027	201
2028	118
Thereafter	28
Total	$4,942

Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents

The Company considers all highly liquid debt instruments to be cash equivalents.

Cash subject to contractual restrictions and not readily available for use is classified as restricted cash. The Company’s restricted cash balances are primarily made up of cash collected on behalf of certain client jurisdictions. Restricted cash and cash equivalents for these client jurisdictions as of  June 30, 2024 and December 31, 2023 were $328,000 and $328,000, respectively, and correspond to equal amounts of related liabilities.

Concentrations of Credit Risk

The Company deposits its temporary cash investments with highly rated quality financial institutions that are located in the United States and Israel. The United States deposits are federally insured up to $250,000 per account. As of June 30, 2024 and December 31, 2023, the Company had deposits from operations totaling $3,417,000 and $15,713,000, respectively, in multiple U.S. financial institutions and one Israeli financial institution.

No single customer accounted for more than 10% of the Company’s unaudited condensed consolidated revenues for the three and six months ended June 30, 2024 and 2023, respectively, except that Customer A accounted for 12% of the unaudited condensed consolidated revenue for the six months ended  June 30, 2023.

As of June 30, 2024, no single customer accounted for more than 10% of the Company's unaudited condensed consolidated accounts receivable balance. As of December 31, 2023, Customer A and Customer B accounted for 22% and 13%, respectively, of the unaudited condensed consolidated accounts receivable balance. No other single customer accounted for more than 10% of the Company’s unaudited condensed consolidated accounts receivable balance as of  December 31, 2023.

Accounts Payable, Accrued and Other Current Liabilities

As of June 30, 2024 and December 31, 2023, amounts owed to related parties of $189,000 and $253,000 were presented as part of accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets.

A summary of other current liabilities is as follows (in thousands):

	June 30, 2024	December 31, 2023
Payroll and payroll related expense	$3,098	$2,824
Right of offset to restricted cash	328	328
STS Contingent Consideration	1,900	1,800
Other	513	658
Total	$5,839	$5,610

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

The acquisition met the criteria to be accounted for as a business in accordance with ASC 805, Business Combinations (“ASC 805”). This method requires, among other things, that assets acquired, and liabilities assumed be recognized at their fair values as of the acquisition date and that the difference between the fair value of the consideration paid for the acquired entity and the fair value of the net assets acquired be recorded as goodwill, which is not amortized but is tested at least annually for impairment. The aggregate purchase price for the interests of ATD was approximately $20,576,000, subject to a customary working capital adjustments. The purchase price comprised approximately $10,048,000 in cash, which included closing adjustments and 3,496,464 unregistered shares of the Company’s common stock (the “Stock Consideration”), based on a volume weighted average trading price of the Company’s common stock over a thirty consecutive trading day period prior to the date of the ATD Purchase Agreement, which was $2.86. 2,832,135 of the Stock Consideration was issued at closing, while the other 664,329 shares of the Stock Consideration will be issued and delivered to the Seller on the twelve-month anniversary of the Closing Date (the "ATD Holdback Shares"), subject to cutback for working capital adjustments and/or indemnification claims favoring the Company, if any. Subsequent to this transaction these shares have been registered on a Form S-3. See NOTE 8 – STOCKHOLDERS’ EQUITY for additional information. As the total number of ATD Holdback Shares to be issued to the Seller is not fixed, the ATD Holdback Shares were deemed to be liability classified and are measured at fair value each reporting period. The ATD Holdback Shares will be issued to the Seller on the twelve-month anniversary of the Closing Date, subject to cutback from indemnification claims favoring the Company, if any.  As a result of the transaction, ATD became a wholly-owned subsidiary of the Company and ATD’s key employees have agreed to continue employment with the Company or one of its affiliates.

The Company incurred $548,000 in legal and professional fees related to the acquisition which were expensed as incurred and recognized in general and administrative expenses in the unaudited condensed consolidated statement of operations.

In accordance with the acquisition method of accounting for a business combination, the purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values as of the Closing Date. Since the acquisition of ATD occurred on  January 2, 2024, the results of operations for ATD from the date of acquisition have been included in the Company’s unaudited condensed consolidated statement of operations for the three months ended  June 30, 2024. The table below shows the breakdown related to the preliminary purchase price allocation for the acquisition (dollars in thousands):

Consideration
Cash paid	$10,048
Liability classified holdback shares (664,329 shares measured at fair value as of the Closing Date)	1,635
Common stock issued (2,832,135 shares at closing price of $3.14 per share)	8,893
Total Consideration	$20,576

Recognized amounts of identifiable assets acquired and liabilities assumed	Estimated Fair Value
Assets
Cash and cash equivalents	$826
Accounts receivable	3,183
Property and equipment	1,565
Right-of-use operating lease assets	269
Other current assets	154
Intangible assets	12,100
Total assets acquired	$18,097
Liabilities
Accounts payable and accrued expenses	$715
Lease liability operating	269
Other current liabilities	257
Total liabilities assumed	$1,241
Fair value of identifiable net assets acquired	16,856
Purchase price consideration	20,576
Goodwill	$3,720

Operations of Combined Entities

The following unaudited pro forma combined financial information gives effect to the acquisition of ATD and the Series A Prime Revenue Sharing Notes interest expense, as if they were consummated as of  January 1, 2023. A portion of the proceeds from the Series A Prime Revenue Sharing Notes was used to fund the acquisition of ATD and therefore the Company has included the impact of the issuance of the debt in its pro forma financial information. This unaudited pro forma financial information is presented for information purposes only and is not intended to present actual results that would have been attained had the acquisition and the issuance of the Series A Prime Revenue Sharing Notes been completed as of  January 1, 2023 (the beginning of the earliest period presented) or to project potential operating results as of any future date or for any future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)		(Dollars in thousands except for per share data)
Total revenue	$12,427	$11,234	$22,205	$19,180
Net loss	$(9,795)	$(10,454)	$(28,409)	$(24,191)
Basic and diluted	$(0.12)	$(0.16)	$(0.35)	$(0.40)
Basic and diluted number of shares	84,932,611	64,648,414	81,929,347	61,185,669

NOTE 3 – SUPPLEMENTAL NON CASH DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2024 and 2023 were as follows (dollars in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for interest	$1,408	$709
Cash paid for taxes	50	5
Decrease in accounts payable and accrued expenses related to purchases of property and equipment	-	(658)
Increase (decrease) in accounts payable and accrued expenses related to purchases of inventory	559	(374)
Decrease in deposits related to property and equipment received	243	295
Decrease in property and equipment that was uninstalled and moved to inventory	312	-
Non-cash financing activities:
2022 Promissory Notes exchanged for 2023 Promissory Notes - related party	-	1,000
Warrants issued in connection with the 2023 Promissory Notes	-	1,640
Warrants issued in connection with the 2023 Promissory Notes - related party	-	3,485
Fair market value of shares issued in connection with the acquisition of ATD	8,893	-
Fair market value of ATD Holdback Shares	1,635	-
2023 Promissory Note redemption premium settled in shares of the Company’s common stock	1,875	-
New Leases under ASC-842:
Right-of-use assets obtained in exchange for new operating lease liabilities	129	-
Right-of-use assets obtained in exchange for new finance lease liabilities	485	939

NOTE 4 – INTANGIBLE ASSETS AND GOODWILL

ATD Acquisition

The purchase price for the ATD acquisition has been allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date. Since the acquisition occurred on January 2, 2024, the results of operations for ATD from the date of acquisition have been included in the Company’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2024. As part of the Company's preliminary purchase price allocation for the acquisition, the Company recognized $3,720,000 in goodwill, $11,900,000 in customer relationships, assigned a 15-year useful life, and $200,000 of marketing related intangible assets related to the ATD tradename, assigned a five-year useful life.

Intangible Assets Subject to Amortization

The following provides a breakdown of identifiable intangible assets, net as of  June 30, 2024 and  December 31, 2023 (dollars in thousands):

	June 30, 2024	December 31, 2023
Customer relationships	$15,761	$3,861
Marketing related	1,227	1,027
Technology based	24,107	24,107
Internally capitalized software	1,236	1,236
Total	42,331	30,231
Less: accumulated amortization	(15,335)	(12,992)
Identifiable intangible assets, net	$26,996	$17,239

These intangible assets are amortized on a straight-line basis over their estimated useful life. Amortization expense for the three months ended   June 30, 2024 and 2023 was $1,171,000 and $1,032,000, respectively, and for the six months ended  June 30, 2024 and 2023 was $2,343,000 and $2,073,000, respectively and is presented as part of depreciation and amortization in the unaudited condensed consolidated statements of operations. During the current period there have been no events that would cause the Company to evaluate its intangible assets for impairment.

As of June 30, 2024, the estimated impact from annual amortization from intangible assets for each of the next five fiscal years and thereafter is as follows (dollars in thousands):

2024, remaining	$2,333
2025	4,665
2026	3,853
2027	3,578
2028	2,602
Thereafter	9,965
Total	$26,996

NOTE 5 – DEBT

STS Notes

On  June 17, 2022, pursuant to the terms of the Company’s acquisition of STS, the Company issued an aggregate of $2,000,000 of notes payable in the form of two unsecured, subordinated promissory notes, each in the principal amount of $1,000,000 and bearing an interest rate of 3.0% per annum, payable quarterly. The notes currently mature on September 30, 2024 and  June 17, 2025, respectively. In June 2024, the Company and noteholders amended the $1,000,000,  June 2024 maturity payment of the subordinated promissory notes to September 30, 2024. As of June 30, 2024, the aggregate balance of these notes payable was $2,000,000 which was included in notes payable current portion in the unaudited condensed consolidated balance sheets.

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

On  March 4, 2024, the Company elected to prepay the outstanding 2023 Promissory Notes. The 2023 Promissory Notes were redeemed at the redemption price of 115% of the $12,500,000 aggregate principal amount of the 2023 Promissory Notes, or approximately $14,375,000, plus accrued and unpaid interest to the redemption date of approximately $263,000 (the “Redemption Payment”). The noteholders elected to accept $1,875,000 of the Redemption Payment in the form of 750,000 unregistered shares of the Company’s common stock, par value $0.0001 per share, having a value of $2.50 per share, with the remainder of the Redemption Payment to be paid in cash. Subsequent to this transaction these shares have been registered on a Form S-3. See NOTE 8 – STOCKHOLDERS’ EQUITY for additional information. As a result of the Redemption Payment, the Company recognized a loss on extinguishment of debt of $4,693,000, which included $1,875,000 related to the early termination payment and $2,818,000 related to unamortized issuance costs.

The 2023 Promissory Notes were a senior secured obligation of the Company and ranked senior to all indebtedness of the Company, subject to certain exceptions, had a maturity date of  July 18, 2025 (the “Maturity Date”), and bore an interest rate of 12% per annum. No 2023 Promissory Notes remain outstanding.

Series A Prime Revenue Sharing Notes

On  December 15, 2023, the Company issued $15,000,000 in Series A Prime Revenue Sharing Notes. Interest accrues on the Series A Prime Revenue Sharing Notes at a fixed annual rate of 13.25% and is paid monthly. The entire outstanding principal balance, together with all interest accrued and unpaid is due and payable on the maturity date of  December 15, 2026. Debt issuance costs paid in connection with the Series A Prime Revenue Sharing Notes were $670,000 and are being amortized as interest expense using a straight-line method over the term of the Series A Prime Revenue Sharing Notes. The Company has a material relationship with Arctis Global, LLC, which invested $5,000,000 in connection with the $15,000,000 initial closing of the Series A Prime Revenue Sharing Notes.

Interest will be paid based on revenue received from an initial pool of “prime” accounts which are related to contracts from customers in five states, each of which has been rated for their respective unsecured general obligation debt by nationally recognized credit rating agencies. The Company entered into a base Indenture for the Series A Prime Revenue Sharing Notes as of  December 15, 2023 with Argent Institutional Trust Company, as trustee. The Indenture creates a first priority security interest for the benefit of the holders of all subsequent notes issued under the Indenture. The Series A Prime Revenue Sharing Notes rank senior to the Company’s existing and future secured and unsecured debt with respect to the pool of revenue securing the Series A Prime Revenue Sharing Notes.

As part of the terms of the Series A Prime Revenue Sharing Notes the Company is required to maintain an interest reserve related to not less than three times the next monthly interest payment. Additionally, there is a sinking fund requirement which takes effect if the three year value of eligible contracts is less than 170% of the aggregate outstanding principal amount of Series A Prime Revenue Sharing Notes. If the sinking fund requirement takes effect, the Company is required to maintain a cash balance sufficient to amortize the principal amount due on all series of Prime Revenue Sharing Notes outstanding under the Indenture in equal monthly installments by the respective due dates of each such series. The amount related to the interest reserve was $500,000 as of  June 30, 2024 and is held by a third party and is presented as part of deposits on the consolidated balance sheets. The Company is not in default of any requirements as they relate to the Series A Prime Revenue Sharing Notes and the sinking fund requirement has not been triggered as of June 30, 2024.

The Company  may prepay the Series A Prime Revenue Sharing Notes at any time after December 15, 2024 until  December 15, 2026 by paying a premium ranging from 103% to 106%. Thereafter, the Series A Prime Revenue Sharing Notes  may be prepaid by the Company at par value. Repayment of the Series A Prime Revenue Sharing Notes at par, plus any unpaid accrued interest,  may also be accelerated by the noteholder upon a change in control or event of default. For the three and six months ended June 30, 2024, the Company recognized $497,000 and $993,000 in interest expense, respectively, related to the Series A Prime Revenue Sharing Notes.

Interest Expense

The following table presents the interest expense net of interest income related to the contractual interest and the amortization of debt issuance costs for the Company’s debt arrangements (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$559	$403	$1,357	$731
Amortization of debt issuance costs	56	516	455	960
Total interest expense	615	919	1,812	1,691
Less: interest income	71	11	214	23
Total interest expense, net	$544	$908	$1,598	$1,668

Schedule of Principal Amounts Due of Debt

The principal amounts due for long-term notes payable are shown below as of June 30, 2024 (dollars in thousands):

2024, remaining	$1,037
2025	1,078
2026	15,083
2027	86
2028	27
Thereafter	-
Total	17,311
Less unamortized debt discount	(558)
Total notes payable	$16,753

NOTE 6 – INCOME TAXES

The Company maintains a full valuation allowance against its net deferred taxes, outside of the deferred tax liability related to the indefinite lived intangibles, through  June 30, 2024.

The Company files income tax returns in Israel, the United States and in various states. No U.S. Federal, state or foreign income tax audits were in process as of June 30, 2024.

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

For the three and six months ended June 30, 2024 and 2023, the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2019 through 2023 tax years remain subject to examination by the Internal Revenue Service. As of June 30, 2024 and December 31, 2023, our evaluation revealed no uncertain tax positions that would have a material impact on the unaudited condensed consolidated financial statements.

For the three and six months ended June 30, 2024 and 2023, the Company did not record any expense or benefit related to income tax.

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

In  July 2023, the Company entered into an agreement with one of its warrant holders in connection with the exercise of warrants, which the Company refers to as the  July Warrant Exercise Transaction. Subsequent to the July Warrant Exercise Transaction, the Company received a letter from HCW claiming entitlement to certain “tail” fees and warrant consideration stemming from the Warrant Exercise Transaction. The Company believed then, and believes now, that this claim is without merit. As a result of this claim and for other reasons articulated to HCW, the Company terminated its engagement letter with HCW, including for cause, which, the Company believes, eliminated both the “tail” provision and the ROFR provision with respect to the 2023 Registered Direct Offering.

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

The Company believes HCW's claims are without merit. The Company intends to vigorously defend itself in this lawsuit.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Authorized Common Stock

On  April 22, 2024, following approval by the Company's stockholders, the Company amended its charter to increase the number of authorized shares of common stock from 100,000,000 to 300,000,000. The number of authorized shares of the Company’s preferred stock was not affected by this amendment and remained unchanged at 2,000,000 shares.

ATD Acquisition

In connection with the acquisition as described in NOTE 2 – ACQUISITION, the Company issued 2,832,135 shares of the Company’s common stock as part of the consideration. Additionally, 664,329 shares will be issued and delivered to the Seller on the twelve-month anniversary of the Closing Date, subject to cutback for working capital adjustments and/or indemnification claims favoring the Company, if any. The ATD Holdback Shares were deemed to be liability based and are measured at fair value each reporting period. The shares issued and issuable in connection with the ATD Acquisition have been registered on a resale registration statement on Form S-3, declared effective by the SEC on June 17, 2024.

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

On  February 9, 2024, the Underwriters exercised in-full their option to purchase up to 1,500,000 additional shares of common stock at the 2024 Public Offering Price (the “Underwriters’ Option”). The exercise closed on  February 13, 2024. The net proceeds to the Company for the exercise of the Underwriters’ Option, after deducting the underwriting discounts and commissions and offering expenses payable by the Company of $2,388,000 was approximately $26,362,000 in aggregate for the 2024 Public Offering including the exercise of the Underwriters’ Option.

Redemption of 2023 Promissory Notes

On  March 4, 2024, the Company elected to prepay the outstanding 2023 Promissory Notes. The 2023 Promissory Notes were redeemed at the redemption price of 115% of the $12,500,000 aggregate principal amount of the 2023 Promissory Notes, or approximately $14,375,000, plus accrued and unpaid interest to the redemption date of approximately $263,000 (the “Redemption Payment”). The noteholders elected to accept $1,875,000 of the Redemption Payment in the form of 750,000 unregistered shares of the Company’s common stock, par value $0.0001 per share, having a value of $2.50 per share, with the remainder of the Redemption Payment to be paid in cash. As a result of the Redemption Payment, the Company recognized a loss on extinguishment of debt of $4,693,000, which included 1,875,000 related to the early termination payment and $2,818,000 related to unamortized issuance costs. The shares of common stock issued in connection with the Redemption payment have been registered on a resale registration statement on Form S-3, declared effective by the SEC on July 30, 2024.

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

2023 Letter Agreement

On  July 25, 2023, the Company entered into a letter agreement (the “2023 Letter Agreement”) with the purchaser of the 2023 Registered Direct Offering, pursuant to which the investor and the Company agreed that the investor would exercise all its Registered Direct Warrants for shares of common stock at $1.60 per share of common stock. In consideration for the imposition of volume and trading restrictions on the 6,872,853 shares of common stock issued to the institutional investor in connection with exercise of the Registered Direct Warrants, the 2023 Letter Agreement provided for the issuance of unregistered warrants to purchase up to an aggregate of 2,850,000 shares of common stock (the “2023 Private Warrants”). The shares of common stock underlying the 2023 Private Warrants have been registered for resale on a registration statement declared effective by the SEC on  September 29, 2023. The 2023 Private Warrants will expire on  January 25, 2029 and have an exercise price of $3.25.

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

On June 20, 2024, the Company entered into various Warrant Exercise Agreements (the “Agreements”) with certain holders of the 2023 Warrants (each an “Exercising Holder” and collectively, the “Exercising Holders”), pursuant to which the Company reduced the strike price of the 2023 Warrants from $2.00 per warrant to $1.40 per warrant to induce their exercise. In June 2024, all but one of the Exercising Holders subsequently exercised 1,400,000 warrants for common stock in exchange for $1,960,000. In July 2024, the remaining Exercising Holder exercised 2,275,000 warrants for common stock in exchange for $3,185,000.

In consideration for the Company’s agreement to reduce the exercise price, the Exercising Holders agreed to a concomitant reduction in the number of shares into which the 2023 Warrants are exercisable, from 5,250,000 to 3,675,000. This modification resulted in a decrease in the overall fair value of the equity classified warrants and since no incremental value was given to the Exercising Holders, nothing was recorded in the consolidated financial statements related to the modification. The shares issued in connection with the Warrant Exercise Agreements have been registered on a resale registration statement on Form S-3, declared effective by the SEC on July 30, 2024.

Warrants

A summary of the warrant activity for the Company for the period ended June 30, 2024 is as follows:

	2023 Promissory Notes (1)	2023 Registered Direct Offering (2)	2023 Private Warrants (3)	Total
Active warrants as of January 1, 2024	6,250,000	481,100	2,850,000	9,581,100
Exercised warrants	(1,400,000)	-	-	(1,400,000)
Cancelled warrants	(1,575,000)	-	-	(1,575,000)
Outstanding warrants as of June 30, 2024	3,275,000	481,100	2,850,000	6,606,100
Weighted average strike price of outstanding warrants as of June 30, 2024	$1.58	$1.82	$3.25	$2.32
Intrinsic value of outstanding warrants as of June 30, 2024	$-	$-	$-	$-
Shares of common stock issued for warrant exercises during the six months ended June 30, 2024	1,400,000	-	-	1,400,000

(1)	On January 18, 2023, in connection with the 2023 Promissory Notes, the Company issued warrants to the investors to purchase 6,250,000 shares of its common stock, exercisable over a period of five years, at an exercise price of $2.00 per share. These warrants were exercisable commencing January 18, 2023 and expire on January 18, 2028. As part of the Warrant Exercise Agreements, explained in detail above, the Exercising Holders reduced the number of warrants held by 1,575,000.
(2)	On March 23, 2023, in connection with the 2023 Registered Direct Offering the Company issued warrants to the placement agent to purchase up to 481,100 shares of common stock. Each warrant for the placement agent is exercisable for one share of common stock at an exercise price of $1.8188 per share. These warrants were exercisable commencing March 27, 2023 and expire on March 27, 2028.
(3)	On July 25, 2023, in connection with the 2023 Letter Agreement, the Company issued warrants to purchase 2,850,000 shares of its common stock, exercisable over a period of five and half years, at an exercise price of $3.25 per share. These warrants were exercisable commencing July 25, 2023 and expire on January 25, 2029.

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

For the three and six months ended June 30, 2024 and 2023 there was no stock compensation expense related to stock options.

A summary of stock option activity under the Company’s 2017 Plan for the period ended June 30, 2024 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding balance as of January 1, 2024	688,841	$1.20	3.70	$1,478,000
Exercised	(3,500)	0.80
Expired	(3,880)	3.81
Outstanding balance as of June 30, 2024	681,461	$1.19	3.19	$298,000
Exercisable as of June 30, 2024	681,461	$1.19	3.19	$298,000

As of June 30, 2024, there was $0 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan.

Restricted Stock Units

Stock compensation expense related to Restricted Stock Units ("RSUs") for the three months ended  June 30, 2024 and 2023 was $1,115,000 and $1,044,000, respectively, and for the six months ended  June 30, 2024 and 2023 was $2,282,000 and $2,156,000, respectively, and is presented, based on the awardees operating department, as general administrative, selling and marketing and research and development expenses in the unaudited condensed consolidated statements of operations.

A summary of RSU activity under the Company’s 2017 Plan for the six months ended June 30, 2024 is as follows:

	Number of Shares	Weighted Average Unit Price	Weighted Average Remaining Contractual Term (Years)
Outstanding balance as of January 1, 2024	1,747,458	$3.79	1.39
Granted	646,699	2.65	1.92
Vested	(612,390)	3.55	0.85
Forfeited	(105,762)	2.88	1.77
Outstanding balance as of June 30, 2024	1,676,005	$3.50	1.40

All RSUs granted vest upon the satisfaction of a service-based vesting condition.

As of June 30, 2024, there was $3,209,000 of unrecognized stock compensation expense related to unvested RSUs granted under the 2017 Plan that will be recognized over an average remaining period of 1.40 years.

NOTE 10 – LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Basic and diluted loss per share
Net loss attributable to shareholders	$(9,795)	$(11,113)	$(28,409)	$(23,795)
Weighted average common shares outstanding - basic and diluted	84,932,611	61,816,279	81,929,347	58,353,534
Basic and diluted loss per share	$(0.12)	$(0.18)	$(0.35)	$(0.41)
Common stock equivalents excluded due to the anti-dilutive effect	9,627,895	16,200,612	9,627,895	16,200,612

As the Company had a net loss for the three and six months ended June 30, 2024, the following 9,627,895 potentially dilutive securities were excluded from diluted loss per share: 6,606,100 for outstanding warrants, 681,461 related to outstanding options, 664,329 related to the ATD Holdback Shares and 1,676,005 related to outstanding RSUs.

As the Company had a net loss for the three and six months ended June 30, 2023, the following 16,200,612 potentially dilutive securities were excluded from diluted loss per share: 13,649,454 for outstanding warrants, 793,674 related to outstanding options and 1,757,484 related to outstanding RSUs.

NOTE 11 – SUBSEQUENT EVENTS

Global Public Safety

On July 1, 2024, the Company sold its remaining 19.9% ownership of Global Public Safety, LLC ("GPS") to LB&B Associates Inc for $1,500,000, which was paid in two cash installments of $750,000 at closing and $750,000 on August 1, 2024.

2023 Warrants

In July 2024, the remaining Exercising Holder exercised 2,275,000 warrants for common stock in exchange for $3,185,000.

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
●

operating risks, including supply chain, equipment or system failures, cyber and other malicious attacks, wars and local conflicts and other events that could affect our operations and the amounts and timing of revenues and expenses;

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

General

Overview

Rekor was founded in 2017 and first entered the roadway intelligence business in 2019, with the acquisition of a company pioneering the development of computer vision software for roadway data collection and analysis. The software analyzes images and provides contemporaneous data about vehicles moving on the roadway, such as direction, speed, color, make, model license plate and other characteristics. The software uses a form of generative artificial intelligence, or AI, that employs neural networks to filter and identify patterns within the images and is continuously updated through machine learning that expands its capabilities and allows it to adapt to changes in the vehicle pool and other elements of the roadway environment. Rekor has continued the development of this software and has also developed a proprietary supporting operating system, which we identify as Rekor OneTM. This system addresses privacy concerns and facilitates the analysis and distribution of relevant data to multiple users through edge processing and other techniques. Using Rekor OneTM, we can collect, aggregate and analyze roadway data in combination with data from other sources. This analysis provides insights that are distributed to a variety of customers through our own proprietary platforms, as well as through those provided by others. While our primary customers are located in North America, products and services we provide are currently used in over 90 countries around the world. Our primary customers include national, state and municipal public agencies, as well as large commercial users in North America who employ our products and services for traffic studies, transportation management, public safety, perimeter security and tolling, as well as parking system operations. Our ultimate vision is to become the premier provider of roadway intelligence and data-driven mobility insights in the world.

Our operations are conducted primarily by our wholly-owned subsidiaries Rekor Recognition Systems, Inc., Waycare Technologies, Ltd. and Waycare Technology Inc., or Waycare, Southern Traffic Services, Inc., or STS, and All Traffic Data, LLC, or ATD. We integrated Waycare into our operations as part of a collaborative process of developing Rekor CommandTM, a platform used by traffic management centers. In addition to award winning incident management tools, Waycare brought us a valuable network of established third party data sources such as weather forecasts, transit schedules, event information and other data that provide insights through predictive analytics to our traffic management customers.

The acquisition of STS in 2022 allowed us to join forces with one of the leading data suppliers to state level Departments of Transportation, or DOTs, in the United States. Throughout its history, STS has pioneered an increasingly popular “pay for data” model of conducting traffic studies for DOTs. Using our Rekor DiscoverTM platform, STS has been able to dramatically improve the quality, scope, efficiency and reliability of the data it supplies to DOTs. As more fully described under “Traffic Data Collection”, STS currently has contracts with several states, with a strong footprint in the Southeastern United States. We are currently engaged in discussions, including conducting proof of concept demonstrations, with additional states and municipalities to provide similar services.

On January 2, 2024, we acquired ATD, which collaborates closely with numerous traffic engineering firms, metropolitan planning organizations, municipalities, and state DOTs, in locations where Rekor previously lacked a sales presence. ATD is actively involved in data collection across a wide-ranging geographic area, encompassing states like California, Colorado, Arizona, Nebraska, Nevada, Oregon, and Washington. This addition expands the coverage of our urban mobility operations across the country’s western region and further strengthens our position in the Southeast, providing ready access to experienced urban mobility personnel and operational facilities to support the expansion of our Internet of Things, or IoT, network.

A New Operating System for Roadways

We believe there is a significant need for the innovative products and services we have developed. The current condition of national transportation infrastructure systems is a matter of concern, particularly in the United States. According to a 2021 infrastructure report from the American Society of Civil Engineers, or ASCE, U.S. infrastructure has been graded a C minus, indicating that there is significant and urgent need for improvement. Over 43% of the 4.3 million miles of U.S. roadways were rated in poor condition, which impacts the safety of drivers and passengers. The issue of congestion is also a serious concern, and was estimated to cost U.S. citizens $120 billion per year in economic and productivity losses. Transportation-related greenhouse gas emissions – motorists’ emissions, particularly when trapped in traffic – account for a significant proportion of the country’s total emissions and are a leading contributor to declining sustainability, which has far-reaching environmental impacts. Addressing the road infrastructure issue is imperative for both economic and ecological reasons. Further, more than 43,000 people lose their lives each year while using the nation’s transportation network of streets, roads and highways, which represents a failure in public safety and policy. On February 2, 2023, the U.S. Department of Transportation declared a national crisis and state of emergency for roadway safety and launched an urgent roadway safety call-to-action demanding stakeholders to commit to specific actions to reverse the spike in serious injuries and deaths on our roadways.

To address urgent transportation issues and ensure the competitiveness of the U.S. economy, an unprecedented amount of funding has been made available from the federal government through the 2021 Infrastructure Investment and Jobs Act, or IIJA, 2022 Inflation Reduction Act, and the 2022 CHIPS and Science Act to create digitally-enabled transportation infrastructure that will provide public goods and new economic value. This represents a once-in-a-generation level of investment and bipartisan support for creating and scaling transportation digital infrastructure for the 21st century. Rather than completely rebuilding existing infrastructure, we expect the focus to be on using the power of funding and policymaking to leverage off previous investments by promoting new technology layers and facilitating access to digital infrastructure systems throughout the country.

We expect the deployment of sophisticated roadway intelligence systems to be a significant part of both planning for and implementing the infrastructure improvements necessary to meet these challenges. Our commitment to delivering mission-critical solutions for roadway intelligence is driven by our vision of creating smarter, safer and more sustainable streets for all communities. To achieve this vision, we strive to collect, connect and organize the world’s mobility data, harnessing its full potential to provide the most essential, real-time and predictive actionable mobility insights. We are working to make mobility data more accessible and useful for all responsible users, empowering our customers to make informed decisions and drive meaningful progress towards a better future. The ultimate objective is to adopt an augmented approach to existing physical infrastructure that blends the strengths of physical, digital and operational infrastructure with mobility data, including mobile phones, connected vehicles and roadway sensors. The ultimate goal is to enable and coordinate private and public collaboration through a digital-enabled mobility internet and operating system for the roadways that will advance smarter, safer and greener roadways for all.

Roadway Intelligence

Since the inception of our efforts, we have been dedicated to becoming a leader in roadway intelligence by collecting, connecting and organizing global mobility data. Today, our comprehensive portfolio offers multiple cutting-edge, AI-driven, edge-based IoT devices for roadside data collection, and an array of curated and integrated data sets from a network of transportation ecosystem data providers, tailored platforms, applications and data streams that provide accurate, real-time and predictive actionable insights about moving objects on roadways.

We specialize in collecting and aggregating mobility-related data from multiple sources into our Rekor One™ roadway intelligence engine, transforming this data into knowledge and actionable insights, and securely distributing those insights to multiple users across our software platforms and applications. Our proprietary technologies use recent advances in artificial intelligence, machine learning, data analysis, edge processing and communications. They are designed to be integrated into existing roadway and roadway sensor infrastructure to deliver real-time and predictive analytics that address critical challenges in transportation management, public safety, urban mobility and other key commercial markets.

By applying a multi-layer architectural approach and protocols inspired by the Open System Interconnection, or OSI, model, which was instrumental in creating computer operating systems in the 1970s and the internet in the 1980s, we are collaborating with members of the Rekor Partner Network to integrate various transportation infrastructure systems into a cohesive network of roadway intelligence assets and insights. This involves consolidating fragmented and disparate systems, as well as adding new layers of connectivity, to create a unified infrastructure. To achieve this goal, we are working closely with a wide range of stakeholders, including local, state and federal government agencies, law enforcement, transit providers, infrastructure owners/operators, automotive OEMs and technology and communications providers.

We are working to build a future for our customers where the mobility internet is interactive, generating and distributing real-time transportation intelligence to improve traffic management, public safety, maintenance, emergency services and planning agencies, as well as by connected and autonomous vehicles. Our primary objective has been and remains to develop a unique and differentiated suite of products and services that will play a central role in facilitating this process, while aligning with key partners in the transportation ecosystem to provide the most comprehensive view of roadways. We will continue to optimize our investments to uniquely combine physical and digital infrastructure that is foundational to a new operating system for the roadways. As agencies plan for and build the transportation network of the future, we expect to play a critical and disproportionately valuable role in meeting the essential need for real-time and predictive roadway intelligence.

Roadway Intelligence Powered by Rekor

Our cutting-edge technology and domain expertise gives us a position of strength in the emerging field of roadway intelligence. At the core of our roadway intelligence solutions is the Rekor One™ roadway intelligence engine. It is through this engine, fueled by rich data and purpose-built to be a single source of truth to address diverse use cases, that we deliver a range of solutions that cater to public safety, urban mobility, transportation management and commercial markets. This engine facilitates the efficient collection, analysis and distribution of vast amounts of data, unlocking real-time and predictive operational insights. Within Rekor One™, our proprietary algorithms curate data from multiple sources, including edge-based IoT devices, existing roadway sensors and a growing network of transportation data partners, unlocking multiple additional data points. We use this data to generate multi-dimensional insights in real-time, and AI-driven predictive analytics that leverage patterns of what happened in the past so that we can forecast what will happen in the future. These insights enable our customers to make better-informed proactive decisions and achieve improved operational efficiency through strategic resource allocation.

Our solutions can support diverse use cases, including real-time incident detection and response, data driven traffic operations and traffic management, proactive traffic calming around events, Federal Highway Administration, or FHWA, mandated vehicle classification, counts, and speed collection and reporting, analytics for bicycle, pedestrians and other micro-mobility modes, patterns and hot spots for greenhouse gas emissions, high-definition video management and traffic surveillance, law enforcement and intelligence-based policing, citation management, contactless compliance and enforcement. With our advanced technology and domain expertise, we are well-equipped to serve multiple public agencies and private sector segments with comprehensive roadway intelligence.

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

●	AI for Infrastructure – We believe that the application of AI to the analysis of conditions on roadways and other transportation infrastructure can significantly affect the safety and efficiency of travel in the future. As vehicles increasingly move towards automation, there is a need for real-time data and actionable insights around traffic flow, identification of anomalous and unsafe movements – e.g. wrong way vehicles, stopped vehicles, or/and pedestrians on the roadway. Marketers and drive-thru retailers with loyalty programs can also benefit from rapid, lower cost identification of existing and potential customers in streamlining and accelerating local vehicular flow as well as data about the vehicles on the roadway.
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

●

Expansion of Automated Enforcement of Motor Vehicle Laws – We expect contactless compliance programs to be expanded as the types of vehicle related violations authorized for automated enforcement increase and experience provides localities with a better understanding of the circumstances where it is and is not beneficial. We believe that future legislation will increasingly allow for automated enforcement of regulations such as motor vehicle insurance and registration requirements. Communities are currently searching for better means of achieving compliance with minor vehicle offenses, such as lapsed registrations, and safety issues such as motorists who fail to stop for school buses. For example, due to high rates of fatalities and injuries to law enforcement and other emergency response crews on roadsides, several states have considered authorizing automated enforcement of violations where motorists fail to slow down and/or move over for emergency responders and law enforcement vehicles at the side of the road. To the extent that legislative implementation is required, a deliberative and necessarily time-consuming process is involved. However, as states expand auto-enforcement, the market for these products and services should broaden in the public safety market.

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

Other Income (Expense)

Other income (expense) consists primarily of legal settlements, legal judgements, interest income and expense in connection with our debt arrangements, costs associated with the extinguishment of our debt arrangements, gains on the sale of subsidiaries, gains or losses on the sale of fixed assets, gain or losses on the change in fair value of our liabilities, and interest income earned on cash and cash equivalents and note receivables.

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

Results of Operations

Our historical operating results in dollars are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Revenue	$12,427	$8,563	$22,205	$14,748
Cost of revenue, excluding depreciation and amortization	5,776	4,131	11,061	6,999

Operating expenses:
General and administrative expenses	7,370	5,873	15,032	13,078
Selling and marketing expenses	2,021	2,053	4,435	3,943
Research and development expenses	4,991	4,783	9,992	9,740
Depreciation and amortization	2,344	2,003	4,676	3,954
Total operating expenses	16,726	14,712	34,135	30,715

Loss from operations	(10,075)	(10,280)	(22,991)	(22,966)
Other income (expense):
(Loss) gain on extinguishment of debt	-	-	(4,693)	527
Interest expense, net	(544)	(908)	(1,598)	(1,668)
Gain on remeasurement of ATD Holdback Shares	745	-	745	-
Other income	79	75	128	312
Total other income (expense)	280	(833)	(5,418)	(829)
Net loss	$(9,795)	$(11,113)	$(28,409)	$(23,795)

Comparison of the Three and Six Months Ended June 30, 2024 and the Three and Six Months Ended June 30, 2023

Total Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Revenue	$12,427	$8,563	$3,864	45%	$22,205	$14,748	$7,457	51%

The increase in revenue for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, was primarily attributable to our acquisition of ATD in January 2024. During the three and six months ended June 30, 2024, revenue attributable to ATD was $3,341,000 and $5,705,000, respectively. The remainder of the increase in revenue for the six months ended June 30, 2024 was related to portable and short-term traffic services.

Cost of Revenue, Excluding Depreciation and Amortization

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Cost of revenue, excluding depreciation and amortization	$5,776	$4,131	$1,645	40%	$11,061	$6,999	$4,062	58%

For the three and six months ended June 30, 2024, cost of revenue, excluding depreciation and amortization increased compared to the corresponding prior periods primarily due to an increase in personnel and other direct costs such as hardware that were incurred to support our increase in revenue. Additionally, during the three and six months ended June 30, 2024, $970,000 and $1,799,000 of the increase was related to our acquisition of ATD.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Operating expenses:
General and administrative expenses	$7,370	$5,873	$1,497	25%	$15,032	$13,078	$1,954	15%
Selling and marketing expenses	2,021	2,053	(32)	-2%	4,435	3,943	492	12%
Research and development expenses	4,991	4,783	208	4%	9,992	9,740	252	3%
Depreciation and amortization	2,344	2,003	341	17%	4,676	3,954	722	18%
Total operating expenses	$16,726	$14,712	$2,014	14%	$34,135	$30,715	$3,420	11%

General and Administrative Expenses

For the six months ended June 30, 2024, the increase in general and administrative expenses was primarily due to:

●	a $1,524,000 increase in general and administrative expenses as a result of the acquisition of ATD.
●	a $206,000 increase in expenses related to our directors, mainly as a result the addition of two new members to our Board of Directors.

  These expenses were offset by

●	a $85,000 decrease in payroll and payroll related expenses related to our operations excluding ATD.
●	a $350,000 decrease in professional services related to our operations excluding ATD.

For the three months ended June 30, 2024, the increase in general and administrative expenses was primarily due to:

●	a $708,000 increase in general and administrative expenses as a result of the acquisition of ATD.
●	a $252,000 increase in payroll and payroll related expenses related to our operations excluding ATD.
●	a $106,000 increase in expenses related to our directors, mainly as a result the addition of two new members to our Board of Directors.
●	a $95,000 increase in professional services related to our operations excluding ATD.

Selling and Marketing Expenses

For the six months ended June 30, 2024, the increase in selling and marketing expenses was primarily due to a $343,000 increase in advertising expense, of which approximately $164,000 was related to our acquisition of ATD.

For the three months ended June 30, 2024, selling and marketing expenses remained fairly consistent period over period due to an increase in expenses related to ATD which were offset by a decrease to payroll and payroll related costs.

Research and Development Expense

Research and development expenses during the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, remained consistent period over period.

Depreciation and Amortization

The increase in depreciation and amortization during the period is attributable primarily to the intangible assets that were acquired as part of our acquisition of ATD.

Other Income (Expense)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Other income (expense):
(Loss) gain on extinguishment of debt	$-	$-	$-	-	$(4,693)	$527	$(5,220)	-991%
Interest expense, net	(544)	(908)	364	40%	(1,598)	(1,668)	70	4%
Gain on remeasurement of ATD Holdback Shares	745	-	745	100%	745	-	745	100%
Other income	79	75	4	5%	128	312	(184)	-59%
Total other income (expense)	$280	$(833)	$1,113	134%	$(5,418)	$(829)	$(4,589)	-554%

For the three and six months ended June 30, 2024, interest expense decreased period over period due to the early redemption of the 2023 Promissory Notes.

(Loss) gain on extinguishment of debt is a result of early redemption of the 2023 Promissory Notes. As part of the redemption, we recorded a Redemption Payment of $1,875,000 which we settled through the issuance of common stock and accelerated debt issuance costs of $2,818,000.

Other income for the three and six months ended June 30, 2024, increased as a result of the remeasurement of the ATD Holdback Shares.

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

The following table sets forth the components of the EBITDA and Adjusted EBITDA for the periods included (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(9,795)	$(11,113)	$(28,409)	$(23,795)
Interest	544	908	1,598	1,668
Depreciation and amortization	2,344	2,003	4,676	3,954
EBITDA	$(6,907)	$(8,202)	$(22,135)	$(18,173)

Share-based compensation	$1,115	$1,044	$2,282	$2,156
Loss (gain) on extinguishment of debt	-	-	4,693	(527)
Adjusted EBITDA	$(5,792)	$(7,158)	$(15,160)	$(16,544)

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

The following table sets forth the components of the Adjusted Gross Profit and Adjusted Gross Margin for the periods included:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands, except percentages)		(Dollars in thousands, except percentages)
Revenue	$12,427	$8,563	$22,205	$14,748
Cost of revenue, excluding depreciation and amortization	5,776	4,131	11,061	6,999
Adjusted Gross Profit	$6,651	$4,432	$11,144	$7,749
Adjusted Gross Margin	53.5%	51.8%	50.2%	52.5%

Adjusted Gross Margin for the three months ended June 30, 2024 increased compared to the three months ended June 30, 2023, while the Adjusted Gross Margin for the six months ended June 30, 2024 decreased compared to the six months ended June 30, 2023. The fluctuation in Adjusted Gross Margin is typically correlated to the mix of software sales versus service type work.  Typically our software sales carry a higher Adjusted Gross Margin.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
Recurring revenue	$6,284	$5,772	$512	9%	$11,246	$9,976	$1,270	13%

We expect to continue to focus on long-term contracts with recurring revenue as part of our business model, which is intended to cause recurring revenue growth in future periods to continue to increase. However, procurement requirements for some of our largest customers may result in periods when there is an increase one-time sales as compared to recurring revenues, which may cause the proportion of recurring revenues generated in those periods to fluctuate. In addition, there may be an increase in one time sales as a result of initial installations related to the development of recurring revenue.

Performance Obligations

As of June 30, 2024, we had approximately $21,023,000 of contracts that were closed prior to June 30, 2024 but have a contractual period beyond June 30, 2024. This represents a decrease of $5,367,000 or 20% compared to $26,390,000 of performance obligations as of December 31, 2023. These contracts generally cover a term of one to five years, in which the Company will recognize revenue ratably over the contract term. We currently expect to recognize approximately $15,578,000 of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the following four years. On occasion, our customers will prepay the full contract or a substantial portion of the contract. Amounts related to the prepayment of the contract related to the performance obligation for a service period that is not yet met are recorded as part of our contract liabilities balance.

Lease Obligations

As of June 30, 2024, we had material leased building space at the following locations in the U.S. and Israel:

●	Columbia, Maryland – The corporate headquarters
●	Tel Aviv, Israel

We believe our facilities are in good condition and adequate for their current use. We expect to improve, replace and increase facilities as considered appropriate to meet the needs of our planned operations.

Liquidity and Capital Resources

The following table sets forth the components of our cash flows for the periods included (dollars in thousands):

	Six Months Ended June 30,
	2024	2023	Change
			$	%
Net cash used in operating activities	$(17,926)	$(19,200)	$1,274	7%
Net cash used in investing activities	(9,707)	(476)	(9,231)	-1939%
Net cash provided by financing activities	15,337	20,441	(5,104)	-25%
Net (decrease) increase in cash, cash equivalents and restricted cash	$(12,296)	$765	$(13,061)	-1707%

Net cash used in operating activities for the six months ended June 30, 2024 had a decrease of $1,274,000, which was primarily attributable to the timeliness of collections related to our accounts receivable balance.

The increase in net cash used in investing activities of $9,231,000 was primarily due to the net cash outflow of $9,222,000 related to the acquisition of ATD.

Net cash provided by financing activities for the six months ended June 30, 2024 decreased by $5,104,000 from the prior six month period ended June 30, 2023. During the six months ended June 30, 2024, as part of our 2024 Public Offering, we received net proceeds of $26,362,000, these proceeds were partially offset by the repayment of our 2023 Promissory Notes. During the six months ended June 30, 2023, as part of the 2023 Promissory Notes and the 2023 Registered Direct Offering, we received net proceeds of $11,100,000 and $9,159,000, respectively.

For the three and six months ended June 30, 2024 and 2023, we funded our operations primarily through cash from operating activities, the issuance of debt and the sale of equity. As of June 30, 2024, we had cash and cash equivalents and restricted cash of $3,417,000 and a working capital deficit of $3,375,000, as compared to cash and cash equivalents and restricted cash of $15,713,000 and working capital of $8,100,000 as of December 31, 2023.

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

We have generated losses since our inception and have relied on cash on hand and external sources of financing to support cash flow from operations. We attribute losses to non-capital expenditures related to the scaling of existing products, development of new products and service offerings and marketing efforts associated with these products and services. As of and for the six months ended June 30, 2024, we had working capital deficit of $3,375,000 and a net loss of $28,409,000.

Our cash decreased by $12,296,000 for the six months ended June 30, 2024 primarily due to the cash paid to acquire ATD and redeem the 2023 Promissory Notes and the net loss of $28,409,000, partially offset by external financing activity.

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

As of June 30, 2024, we did not have any material commitments for capital expenditures.

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

Based on the foregoing evaluation, our management concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified a material weakness during its assessment of internal controls over financial reporting as of March 31, 2024. Specifically, because of the accounting treatment related to the acquisition of ATD, we concluded that our controls to address the risks associated with significant and unusual transactions and their impact to our financial reporting were not effectively designed or maintained.

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

To further strengthen our internal controls, we plan to modify our management review controls over significant and unusual transactions to engage our accounting and tax experts prior to our reporting deadlines to assist in identifying the implications of transactions deemed to be significant and unusual that occurred during the applicable period.

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

In July 2023,  the Company entered into an agreement with one of its warrant holders in connection with the exercise of warrants, which the Company refers to as the July Warrant Exercise Transaction. Subsequent to the July Warrant Exercise Transaction, the Company received a letter from HCW claiming entitlement to certain “tail” fees and warrant consideration stemming from the agreement with the warrant holder. The Company believed then, and believes now, that this claim is without merit. As a result of this claim and for other reasons articulated to HCW, the Company terminated its engagement letter with HCW, including for cause, which, the Company believes, eliminated both the “tail” provision and the ROFR provision with respect to the 2023 Registered Direct Offering.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on March 25, 2024, as supplemented by the risk factors disclosed in “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, as filed with the SEC on May 15, 2024. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K, as supplement by that Form 10-Q, as well as those contained in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

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

ATD Acquisition

As previously disclosed under Item 3.02 in the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2024, as part of the purchase price the Company issued 2,832,135 shares of the Company’s common stock as part of the consideration. Additionally, 664,329 shares will be issued and delivered to the Seller on the twelve-month anniversary of the Closing Date, subject to cutback for working capital adjustments and/or indemnification claims favoring the Company, if any. The ATD Holdback Shares were deemed to be liability based and are measured at fair value each reporting period. The shares issued and issuable in connection with the ATD Acquisition have been registered on a resale registration statement on Form S-3, declared effective by the SEC on June 17, 2024.

2023 Promissory Notes Redemption

On March 4, 2024, the Company completed the redemption of all its outstanding senior secured notes (the “2023 Promissory Notes”). The 2023 Promissory Notes were redeemed at the redemption price of 115% of the $12,500,000 aggregate principal amount of the 2023 Promissory Notes, or approximately $14,375,000, plus accrued and unpaid interest to the redemption date of approximately $263,000, (the “Redemption Payment”). The noteholders elected to accept $1,875,000 of the Redemption Payment in the form of 750,000 unregistered shares of the Company’s common stock, par value $0.0001 per share, having a value of $2.50 per share, with the remainder of the Redemption Payment paid in cash. On July 19, 2024, the Company filed a registration statement on Form S-3 to register these shares, which was declared effective by the SEC on July 30, 2024.

Warrant Exercise Agreements

On June 20, 2024, the Company entered into various Warrant Exercise Agreements with certain holders of the 2023 Warrants (each an “Exercising Holder” and collectively, the “Exercising Holders”), pursuant to which the Company reduced the strike price of the 2023 Warrants from $2.00 per warrant to $1.40 per warrant to induce their exercise. In June 2024, all but one of the Exercising Holders subsequently exercised 1,400,000 warrants for common stock in exchange for $1,960,000. In July 2024, the remaining Exercising Holder exercised 2,275,000 warrants for common stock in exchange for $3,185,000.

In consideration for the Company’s agreement to reduce the exercise price, the Exercising Holders agreed to a concomitant reduction in the number of shares into which the 2023 Warrants are exercisable, from 5,250,000 to 3,675,000. This modification resulted in a decrease in the overall fair value of the equity classified warrants and since no incremental value was given to the Exercising Holders, nothing was recorded in the consolidated financial statements related to the modification. The shares issued in connection with the Warrant Exercise Agreement have been registered on a resale registration statement on Form S-3 filed with the SEC on July 19, 2024, and declared effective by the SEC on July 30, 2024.

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

Rekor Systems, Inc.

By:	/s/ David P. Desharnais
Name:	David P. Desharnais
Title:	Chief Executive Officer Principal Executive Officer
Date:	August 14, 2024

By:	/s/ Eyal Hen
Name:	Eyal Hen
Title:	Chief Financial Officer Principal Financial and Accounting Officer
Date:	August 14, 2024