Form 10-Q
period 2024-09-30
Rekor Systems, Inc.
filed 2024-11-14
CIK 1697851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, the Registrant had 93,825,324 shares of common stock, $0.0001 par value per share outstanding.

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

REKOR SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,602	$15,385
Restricted cash	365	328
Accounts receivable, net	6,728	4,955
Inventory	3,944	3,058
Note receivable, current portion	340	340
Other current assets	1,238	1,270
Total current assets	23,217	25,336
Long-term assets
Property and equipment, net	12,693	13,188
Right-of-use operating lease assets, net	9,283	9,584
Right-of-use financing lease assets, net	2,494	1,989
Goodwill	24,313	20,593
Intangible assets, net	25,830	17,239
Note receivable, long-term	227	482
Deposits	3,138	3,740
Total long-term assets	77,978	66,815
Total assets	$101,195	$92,151
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	5,773	5,139
Notes payable, current portion	1,000	1,000
Loan payable, current portion	78	75
Prepaid Advance liability, at fair value	11,621	-
Lease liability operating, short-term	1,914	1,261
Lease liability financing, short-term	855	547
Contract liabilities	3,200	3,604
Liability for ATD Holdback Shares, at fair value	698	-
Other current liabilities	5,467	5,610
Total current liabilities	30,606	17,236
Long-term Liabilities
Notes payable, long-term	-	1,000
2023 Promissory Notes, net of debt discount of $0 and $1,012, respectively	-	2,988
2023 Promissory Notes - related party, net of debt discount of $0 and $2,149, respectively	-	6,351
Series A Prime Revenue Sharing Notes, net of debt discount of $296 and $447, respectively	9,704	9,553
Series A Prime Revenue Sharing Notes - related party, net of debt discount of $148 and $223, respectively	4,852	4,777
Loan payable, long-term	214	273
Lease liability operating, long-term	12,486	13,445
Lease liability financing, long-term	1,151	1,057
Contract liabilities, long-term	1,196	1,449
Deferred tax liability	65	65
Other non-current liabilities	587	587
Total long-term liabilities	30,255	41,545
Total liabilities	60,861	58,781
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of September 30, 2024 and December 31, 2023, respectively. No preferred stock was issued or outstanding as of September 30, 2024 or December 31, 2023, respectively.	-	-
Common stock, $0.0001 par value; 300,000,000 authorized shares; 91,114,540 and 69,273,334 shares issued as of September 30, 2024 and December 31, 2023, respectively; 90,955,020 and 69,176,826 shares outstanding as of September 30, 2024 and December 31, 2023, respectively.	9	7
Treasury stock, 159,520 and 96,508 shares as of September 30, 2024 and December 31, 2023, respectively.	(711)	(522)
Additional paid-in capital	280,774	232,568
Accumulated deficit	(239,738)	(198,683)
Total stockholders’ equity	40,334	33,370
Total liabilities and stockholders’ equity	$101,195	$92,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$10,546	$9,119	$32,751	$23,867
Cost of revenue, excluding depreciation and amortization	5,903	4,320	16,964	11,319

Operating expenses:
General and administrative expenses	8,637	6,871	23,669	19,941
Selling and marketing expenses	1,721	1,498	6,156	5,441
Research and development expenses	4,740	4,270	14,732	14,011
Depreciation and amortization	2,399	1,963	7,075	5,925
Total operating expenses	17,497	14,602	51,632	45,318

Loss from operations	(12,854)	(9,803)	(35,845)	(32,770)
Other income (expense):
(Loss) gain on extinguishment of debt	-	-	(4,693)	527
Interest expense, net	(496)	(906)	(2,094)	(2,576)
Gain on remeasurement of ATD Holdback Shares	192	-	937	-
Loss on offering costs - Prepaid Advance	(888)	-	(888)	-
Gain on the sale of Global Public Safety	1,500	-	1,500	-
Other (expense) income	(100)	143	28	458
Total other income (expense)	208	(763)	(5,210)	(1,591)
Net loss	$(12,646)	$(10,566)	$(41,055)	$(34,361)
Loss per common share	$(0.14)	$(0.16)	$(0.49)	$(0.56)
Weighted average shares outstanding
Basic and diluted	89,285,197	66,671,622	84,397,568	61,125,035

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts)

(Unaudited)

	Shares of Common Stock	Common Stock	Shares of Treasury Stock	Treasury Stock at Cost	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance as of July 1, 2024	86,216,706	$9	154,653	$(702)	$273,941	$(227,092)	$46,156
Stock-based compensation	-	-	-	-	1,148	-	1,148
Issuance upon vesting of restricted stock units	260,305	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(4,867)	-	4,867	(9)	-	-	(9)
Issuance upon exercise of 2023 Warrants	2,275,000	-	-	-	3,185	-	3,185
Shares issued under the Prepaid Advance	2,207,876	-	-	-	2,500	-	2,500
Net loss	-	-	-	-	-	(12,646)	(12,646)
Balance as of September 30, 2024	90,955,020	$9	159,520	$(711)	$280,774	$(239,738)	$40,334

Balance as of July 1, 2023	61,952,211	$6	91,491	$(506)	$219,218	$(176,793)	41,925
Stock-based compensation	-	-	-	-	1,081	-	1,081
Issuance upon exercise of stock options	102,500	-	-	-	127	-	127
Issuance upon vesting of restricted stock units	183,389	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(5,017)	-	5,017	(16)	-	-	(16)
Issuance upon exercise of Series A warrants	31,525	-	-	-	32	-	32
Issuance upon exercise of 2023 Registered Direct Offering Warrants	6,872,853	1	-	-	10,995	-	10,996
Net loss	-	-	-	-	-	(10,566)	(10,566)
Balance as of September 30, 2023	69,137,461	$7	96,508	$(522)	$231,453	$(187,359)	$43,579

Balance as of January 1, 2024	69,176,826	$7	96,508	$(522)	$232,568	$(198,683)	$33,370
Stock-based compensation	-	-	-	-	3,430	-	3,430
Issuance upon exercise of stock options	3,500	-	-	-	3	-	3
Issuance upon vesting of restricted stock units	872,695	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(63,012)	-	63,012	(189)	-	-	(189)
Shares issued as part of the ATD Acquisition	2,832,135	-	-	-	8,893	-	8,893
Retirement of the 2023 Promissory Notes	750,000	-	-	-	1,875	-	1,875
2024 Public Offering	11,500,000	1	-	-	26,361	-	26,362
Issuance upon exercise of 2023 Warrants	3,675,000	1	-	-	5,144	-	5,145
Shares issued under the Prepaid Advance	2,207,876	-	-	-	2,500	-	2,500
Net loss	-	-	-	-	-	(41,055)	(41,055)
Balance as of September 30, 2024	90,955,020	$9	159,520	$(711)	$280,774	$(239,738)	$40,334

Balance as of January 1, 2023	54,405,080	$5	41,522	$(417)	$202,747	$(152,998)	$49,337
Stock-based compensation	-	-	-	-	3,237	-	3,237
Issuance upon exercise of stock options	138,833	-	-	-	158	-	158
Issuance upon vesting of restricted stock units	871,303	-	-	-	-	-	-
Fair value allocated to warrants with 2023 Promissory Notes	-	-	-	-	5,125	-	5,125
Shares withheld upon vesting of restricted stock units	(54,986)	-	54,986	(105)	-	-	(105)
Issuance upon exercise of Series A warrants	31,525	-	-	-	32	-	32
Issuance of common stock upon exercise of pre-funded warrants	772,853	-	-	-	1	-	1
Net proceeds from 2023 Registered Direct Offering	6,100,000	1	-	-	9,158	-	9,159
Issuance upon exercise of 2023 Registered Direct Offering Warrants	6,872,853	1	-	-	10,995	-	10,996
Net loss	-	-	-	-	-	(34,361)	(34,361)
Balance as of September 30, 2023	69,137,461	$7	96,508	$(522)	$231,453	$(187,359)	$43,579

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(41,055)	$(34,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	945	133
Depreciation	2,916	2,688
Amortization of right-of-use financing lease asset	650	146
Non-cash operating lease expense	699	489
Share-based compensation	3,430	3,237
Amortization of debt discount	492	1,475
Amortization of intangible assets	3,509	3,091
Impairment of SAFE Agreement	-	101
Loss due to the remeasurement of the STS Earnout and Contingent Consideration	100	139
Gain on remeasurement of ATD Holdback Shares	(937)	-
Gain on the sale of property and equipment	(18)	(23)
Gain on the sale of Global Public Safety	(1,500)
Loss (gain) on extinguishment of debt	4,693	(527)
Loss on the remeasurement of Prepaid Advance	21	-
Changes in operating assets and liabilities:
Accounts receivable	465	(3,919)
Inventory	(308)	(1,291)
Other current assets	186	(260)
Deposits	220	21
Accounts payable, accrued expenses and other current liabilities	(699)	1,335
Contract liabilities	(657)	1,971
Lease liability	(704)	(1,111)
Net cash used in operating activities - continuing operations	(27,552)	(26,666)
Net cash used in operating activities - discontinued operations	-	(449)
Net cash used in operating activities	(27,552)	(27,115)
Cash Flows from Investing Activities:
Capital expenditures	(862)	(944)
Proceeds from the Roker SAFE	-	1,481
Proceeds from the sale of property and equipment	23	109
Proceeds from the sale of Global Public Safety	1,500	-
Cash paid for ATD acquisition, net	(9,222)	-
Net cash (used in) provided by investing activities	(8,561)	646
Cash Flows from Financing Activities:
Proceeds from the public offering	26,362	-
Net proceeds 2022 Promissory Notes - related party, exchanged for 2023 Promissory Notes - related party	-	400
Net proceeds 2023 Promissory Notes	-	4,000
Net proceeds 2023 Promissory Notes - related party	-	7,100
Net proceeds 2023 Registered Direct Offering	-	9,159
Net proceeds from the exercise of the warrants associated with 2023 Registered Direct Offering	-	10,996
Net proceeds from the exercise of the pre-funded warrants	-	1
Proceeds from notes receivable	255	255
Net proceeds from exercise of options	3	158
Net proceeds from exercise of warrants	5,145	-
Net proceeds from the Prepaid Advance	14,100	-
Net proceeds from exercise of warrants associated with series A preferred stock	-	32
Repayments of loans payable	(56)	(80)
Payments for financing leases	(753)	(556)
Repurchases of common stock	(189)	(105)
Repayment of STS Notes	(1,000)	-
Repayment of 2023 Promissory Notes	(12,500)	-
Net cash provided by financing activities	31,367	31,360
Net (decrease) increase in cash, cash equivalents and restricted cash - continuing operations	(4,746)	5,340
Net decrease in cash, cash equivalents and restricted cash - discontinued operations	-	(449)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,746)	4,891
Cash, cash equivalents and restricted cash at beginning of period	15,713	2,468
Cash, cash equivalents and restricted cash at end of period	$10,967	$7,359

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of period	$10,602	$7,034
Restricted cash at end of period	365	325
Cash, cash equivalents and restricted cash at end of period	$10,967	$7,359

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

The Company serves the roadway intelligence sector, developing products and services to be used in advancing public safety, urban mobility, and transportation management. The Company's vision is to improve the lives of citizens and the world around them by enabling safer, smarter, and greener roadways and communities. The Company works towards this vision by collecting, connecting, and organizing mobility data, and making it accessible and useful to its customers. The Company's products and services provide data for resource and infrastructure planning and reporting, as well as real-time insights, predictive analytics and decisioning for situational awareness, rapid response and risk mitigation.

These unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial statements as of and for the periods ended  September 30, 2024.

The financial data and other information disclosed in these notes are unaudited. The results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

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

The Company has generated losses and negative operating cashflows since its inception and has relied on external sources of financing to support cash flow from operations. The Company attributes losses to non-capital expenditures related to the scaling of existing products and services, development of new products and services and marketing efforts associated with these products and services. As of and for the nine months ended September 30, 2024, the Company had a working capital deficit of $7,389,000 and a net loss of $41,055,000.

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

Significant Accounting Policies

Goodwill

The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. Goodwill is subject to impairment testing on an annual basis. The Company will assess goodwill for impairment annually on  October 1st of each year, or more often if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. The Company will perform a qualitative assessment, to determine its fair value which includes an evaluation of relevant events and circumstances, including macroeconomic, industry and market conditions, the Company's overall financial performance, and trends in the value of the Company's common stock. As of September 30, 2024, the Company did not identify any events that would cause it to assess goodwill for impairment.

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

Fair Value Option (“FVO”) Election

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivative and Hedging, (“ASC 815”), a financial instrument containing embedded features and/or options may be required to be bifurcated from the financial instrument host and recognized as separate derivative asset or liability, with the bifurcated derivative asset or liability initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting period balance sheet date.

The Company's Prepaid Advance is accounted under the fair value option election.

Alternatively, FASB ASC Topic 825, Financial Instruments, (“ASC 825”) provides for the “fair value option” (“FVO”) election. In this regard, ASC 825-10-15-4 provides for the FVO election (to the extent not otherwise prohibited by ASC 825-10-15-5) to be afforded to financial instruments, wherein the financial instrument is initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting period balance sheet date, with changes in the estimated fair value recognized as other income (expense) in the statement of operations. The estimated fair value adjustment of the Prepaid Advance, is presented within other income (expense) in the accompanying unaudited condensed consolidated statement of operations (as provided for by ASC 825-10-50-30(b)).

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for accounts receivable, notes receivable and accounts payable approximate fair value as of  September 30, 2024 and December 31, 2023 because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt and long-term receivables approximates fair value as of  September 30, 2024 and December 31, 2023, given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

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

The Company does not have any Level 1 or Level 2 assets or liabilities. The Company considers its contingent consideration, ATD Holdback Shares and the Prepaid Advance to be Level 3 securities as the fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 fair value measurement.

There were no changes in levels during the period ended September 30, 2024.

The following is a rollforward of the company’s contingent consideration, ATD Holdback Shares and the Prepaid Advance liabilities:

STS Contingent Consideration
Balance as of January 1, 2024	$1,800
Loss due to change in fair value	100
Balance as of September 30, 2024	$1,900
ATD Holdback Shares
Acquisition of ATD January 2, 2024	$1,635
Gain due to change in fair value	(937)
Balance as of September 30, 2024	$698
Prepaid Advance
Execution of Prepaid Advance August 14, 2024	$14,100
Issuance of common stock to settle Prepaid Advance	(2,500)
Loss due to change in fair value	21
Balance as of September 30, 2024	$11,621

The estimated fair value of the Prepaid Advance, was computed using a Monte Carlo simulation of the Company’s common shares, using the assumptions below. The following are the inputs in Company’s ATD Holdback Shares and Prepaid Advance:

ATD Holdback Shares	January 2, 2024	September 30, 2024
Closing stock price	$3.14	$1.18
Discount for marketability	$(0.68)	$(0.13)
Prepaid Advance	August 14, 2024	September 30, 2024
Closing stock price	$1.39	$1.18
Volatility	96%	90%
Risk-free rate	4.4%	4.0%
Indicated yield	14.2%	12.5%

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

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, performance obligations are satisfied

The following table presents a summary of revenue (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Recurring revenue	$5,511	$4,827	$16,757	$14,803
Product and service revenue	5,035	4,292	15,994	9,064
Total revenue	$10,546	$9,119	$32,751	$23,867

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

Revenue by Customer Type

The following table presents a summary of revenue by customer type (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Urban Mobility	$6,857	$4,413	$20,611	$10,742
Transportation Management	651	711	2,038	2,277
Public Safety	3,038	3,995	10,102	10,848
Total revenue	$10,546	$9,119	$32,751	$23,867

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

Where performance obligations for the remaining term of a contract with a customer are not yet satisfied or have only been partially satisfied as of a particular date, the unsatisfied portion is to be recognized as revenue in the future. As of September 30, 2024, the unsatisfied portion of the remaining performance obligation was approximately $23,613,000. The Company expects to recognize approximately $15,898,000 of this amount as revenue over the succeeding twelve months, and the remainder is expected to be recognized within the next five years thereafter.

Unbilled accounts receivable

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, unbilled accounts receivables, and contract liabilities on the unaudited condensed consolidated balance sheets. Billed and unbilled accounts receivable are presented as part of accounts receivable, net, on the unaudited condensed consolidated balance sheets. When billing occurs after services have been provided, such unbilled amounts will generally be billed and collected within 60 to 120 days, but typically no longer than over the next twelve months. Unbilled accounts receivables of $1,910,000 and $946,000 were included in accounts receivable, net, in the unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.

Contract liabilities

When the Company advance bills clients prior to providing services, generally such amounts will be earned and recognized in revenue within the next six months to five years, depending on the length of the period during which services are to be provided. This revenue and the corresponding decrease in liabilities is recognized on a contract-by-contract basis at the end of each reporting period and reflected on the unaudited condensed consolidated balance sheet for such period. Changes in the contract balances during the nine months ended September 30, 2024 were not materially impacted by any other factors. During the nine months ended September 30, 2024, $3,163,000 of the contract liabilities balance as of December 31, 2023 was recognized as revenue.

The services due for contract liabilities described above are shown below as of September 30, 2024 (dollars in thousands):

2024, remaining	$1,425
2025	2,032
2026	530
2027	230
2028	131
Thereafter	48
Total	$4,396

Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents

The Company considers all highly liquid debt instruments to be cash equivalents.

Cash subject to contractual restrictions and not readily available for use is classified as restricted cash. The Company’s restricted cash balances are primarily made up of cash collected on behalf of certain client jurisdictions. Restricted cash and cash equivalents for these client jurisdictions as of  September 30, 2024 and December 31, 2023 were $365,000 and $328,000, respectively, and correspond to equal amounts of related liabilities.

Concentrations of Credit Risk

The Company deposits its temporary cash investments with highly rated financial institutions that are located in the United States and Israel. The United States deposits are federally insured up to $250,000 per account. As of September 30, 2024 and December 31, 2023, the Company had deposits from operations totaling $10,967,000 and $15,713,000, respectively, in multiple U.S. financial institutions and one Israeli financial institution.

Customer A accounted for 12% of the unaudited condensed consolidated revenue for the three months ended September 30, 2024 and 13% and 12% of the unaudited condensed consolidated revenue for the three and nine months ended  September 30, 2023, respectively. Additionally, Customer C accounted for 10% of the unaudited condensed consolidated revenue for the three months ended   September 30, 2023. No other single customer accounted for more than 10% of the Company’s unaudited condensed consolidated revenues for the three and nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, no single customer accounted for more than 10% of the Company's unaudited condensed consolidated accounts receivable balance. As of December 31, 2023, Customer A and Customer B accounted for 22% and 13%, respectively, of the unaudited condensed consolidated accounts receivable balance. No other single customer accounted for more than 10% of the Company’s unaudited condensed consolidated accounts receivable balance as of  December 31, 2023.

Other Current Liabilities

As of September 30, 2024 and December 31, 2023, amounts owed to related parties of $189,000 and $253,000 were presented as part of accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets.

A summary of other current liabilities is as follows (in thousands):

	September 30, 2024	December 31, 2023
Payroll and payroll related expense	$2,901	$2,824
Right of offset to restricted cash	365	328
STS Contingent Consideration, at fair value	1,900	1,800
Other	301	658
Total	$5,467	$5,610

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

The acquisition met the criteria to be accounted for as a business in accordance with ASC 805, Business Combinations (“ASC 805”). This method requires, among other things, that assets acquired, and liabilities assumed be recognized at their fair values as of the acquisition date and that the difference between the fair value of the consideration paid for the acquired entity and the fair value of the net assets acquired be recorded as goodwill, which is not amortized but is tested at least annually for impairment. The aggregate purchase price for the interests of ATD was approximately $20,576,000, subject to a customary working capital adjustments. The purchase price comprised approximately $10,048,000 in cash, which included closing adjustments and 3,496,464 unregistered shares of the Company’s common stock (the “Stock Consideration”), based on a volume weighted average trading price of the Company’s common stock over a thirty consecutive trading day period prior to the date of the ATD Purchase Agreement, which was $2.86. 2,832,135 of the Stock Consideration was issued at closing, while the other 664,329 shares of the Stock Consideration will be issued and delivered to the Seller on the twelve-month anniversary of the Closing Date (the "ATD Holdback Shares"), subject to cutback for working capital adjustments and/or indemnification claims favoring the Company, if any. Subsequent to this transaction these shares have been registered on a Form S-3. See NOTE 9 – STOCKHOLDERS’ EQUITY for additional information. As the total number of ATD Holdback Shares to be issued to the Seller is not fixed, the ATD Holdback Shares were deemed to be liability classified and are measured at fair value each reporting period. The ATD Holdback Shares will be issued to the Seller on the twelve-month anniversary of the Closing Date, subject to cutback from indemnification claims favoring the Company, if any.  As a result of the transaction, ATD became a wholly-owned subsidiary of the Company and ATD’s key employees have agreed to continue employment with the Company or one of its affiliates.

The Company incurred $548,000 in legal and professional fees related to the acquisition which were expensed as incurred and recognized in general and administrative expenses in the unaudited condensed consolidated statement of operations.

In accordance with the acquisition method of accounting for a business combination, the purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values as of the Closing Date. Since the acquisition of ATD occurred on  January 2, 2024, the results of operations for ATD from the date of acquisition have been included in the Company’s unaudited condensed consolidated statement of operations for the three and the nine months ended  September 30, 2024. The table below shows the breakdown related to the preliminary purchase price allocation for the acquisition (dollars in thousands):

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)		(Dollars in thousands except for per share data)
Total revenue	$10,546	$11,015	$32,751	$30,195
Net loss	$(12,646)	$(11,597)	$(41,055)	$(36,440)
Basic and diluted	$(0.14)	$(0.17)	$(0.49)	$(0.56)
Basic and diluted number of shares	89,285,197	70,168,085	84,397,568	64,621,498

NOTE 3 - INVESTMENTS

In  February 2017, the Company contributed substantially all the assets and certain liabilities related to its vehicle services business to Global Public Safety (the “GPS Closing”). After the GPS Closing, the Company continued to own 19.9% of the units of Global Public Safety. This equity investment did not have a readily determinable fair value and the Company reported this investment at cost, less impairment. Prior to the sale of Global Public Safety the readily determinable fair value was $0.

 On  July 1, 2024, the Company sold its remaining 19.9% ownership of Global Public Safety to LB&B Associates Inc. for $1,500,000, which was paid in two cash installments of $750,000 at closing and $750,000 on  August 1, 2024. As a result of the sale, the Company recognized a gain of $1,500,000 during the third quarter of 2024 which is presented within other income (expense) in the accompanying unaudited condensed consolidated statement of operations.

NOTE 4 – SUPPLEMENTAL NON CASH DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for interest	$1,950	$1,099
Cash paid for taxes	57	6
Increase (decrease) in accounts payable and accrued expenses related to purchases of property and equipment	11	(602)
Increase (decrease) in accounts payable and accrued expenses related to purchases of inventory	184	(335)
Increase in inventory related to the transfer of property and equipment	(394)	(517)
Decrease in deposits related to property and equipment received	382	293
Non-cash financing activities:
2022 Promissory Notes exchanged for 2023 Promissory Notes - related party	-	1,000
Warrants issued in connection with the 2023 Promissory Notes	-	1,640
Warrants issued in connection with the 2023 Promissory Notes - related party	-	3,485
Fair market value of shares issued in connection with the acquisition of ATD	8,893	-
Fair market value of ATD Holdback Shares at the acquisition date	1,635	-
2023 Promissory Note redemption premium settled in shares of the Company’s common stock	1,875	-
Conversion of Prepaid Advance to common stock	2,500	-
New Leases under ASC-842:
Right-of-use assets obtained in exchange for new finance lease liabilities	1,155	1,650
Right-of-use assets obtained in exchange for new operating lease liabilities	129	343

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

ATD Acquisition

The purchase price for the ATD acquisition has been allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date. Since the acquisition occurred on January 2, 2024, the results of operations for ATD from the date of acquisition have been included in the Company’s unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2024. As part of the Company's preliminary purchase price allocation for the acquisition, the Company recognized $3,720,000 in goodwill, $11,900,000 in customer relationships, assigned a 15-year useful life, and $200,000 of marketing related intangible assets related to the ATD tradename, assigned a five-year useful life.

Intangible Assets Subject to Amortization

The following provides a breakdown of identifiable intangible assets, net as of  September 30, 2024 and  December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023
Customer relationships	$15,761	$3,861
Marketing related	1,227	1,027
Technology based	24,107	24,107
Internally capitalized software	1,236	1,236
Total	42,331	30,231
Less: accumulated amortization	(16,501)	(12,992)
Identifiable intangible assets, net	$25,830	$17,239

These intangible assets are amortized on a straight-line basis over their estimated useful life. Amortization expense for the three months ended September 30, 2024 and 2023 was $1,166,000 and $1,018,000, respectively, and for the nine months ended September 30, 2024 and 2023 was $3,509,000 and $3,091,000, respectively and is presented as part of depreciation and amortization in the unaudited condensed consolidated statements of operations. During the current period there have been no events that would cause the Company to evaluate its intangible assets for impairment.

As of September 30, 2024, the estimated impact from annual amortization from intangible assets for each of the next five fiscal years and thereafter is as follows (dollars in thousands):

2024, remaining	$1,167
2025	4,665
2026	3,853
2027	3,578
2028	2,602
Thereafter	9,965
Total	$25,830

NOTE 6 – DEBT

STS Notes

On  June 17, 2022, pursuant to the terms of the Company’s acquisition of STS, the Company issued an aggregate of $2,000,000 of notes payable in the form of two unsecured, subordinated promissory notes, each in the principal amount of $1,000,000 and bearing an interest rate of 3.0% per annum, payable quarterly. Notes in the principal amount of $1,000,000 matured on September 30, 2024, and $1,000,000 in principal amount of the notes will mature on  June 17, 2025. On September 3, 2024, the Company paid the first payment in the principal amount of $1,000,000. As of September 30, 2024, the aggregate balance of these notes payable was $1,000,000 which was included in notes payable current portion in the unaudited condensed consolidated balance sheets.

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

On  March 4, 2024, the Company elected to prepay the outstanding 2023 Promissory Notes. The 2023 Promissory Notes were redeemed at the redemption price of 115% of the $12,500,000 aggregate principal amount of the 2023 Promissory Notes, or approximately $14,375,000, plus accrued and unpaid interest to the redemption date of approximately $263,000 (the “Redemption Payment”). The noteholders elected to accept $1,875,000 of the Redemption Payment in the form of 750,000 unregistered shares of the Company’s common stock, par value $0.0001 per share, having a value of $2.50 per share, with the remainder of the Redemption Payment to be paid in cash. Subsequent to this transaction these shares were registered on a Form S-3. See NOTE 9 – STOCKHOLDERS’ EQUITY for additional information. As a result of the Redemption Payment, the Company recognized a loss on extinguishment of debt of $4,693,000, which included $1,875,000 related to the early termination payment and $2,818,000 related to unamortized issuance costs.

The 2023 Promissory Notes, which were a senior secured obligation of the Company and ranked senior to all indebtedness of the Company, subject to certain exceptions, had a maturity date of  July 18, 2025 (the “Maturity Date”), and bore an interest rate of 12% per annum. No 2023 Promissory Notes remain outstanding.

Series A Prime Revenue Sharing Notes

On  December 15, 2023, the Company issued $15,000,000 in Series A Prime Revenue Sharing Notes. Interest accrues on the Series A Prime Revenue Sharing Notes at a fixed annual rate of 13.25% and is paid monthly. The entire outstanding principal balance, together with all interest accrued and unpaid is due and payable on the maturity date of  December 15, 2026. Debt issuance costs paid in connection with the Series A Prime Revenue Sharing Notes were $670,000 and are being amortized as interest expense using a straight-line method over the term of the Series A Prime Revenue Sharing Notes. The Company has a related party relationship with Arctis Global, LLC, which invested $5,000,000 in connection with the $15,000,000 initial closing of the Series A Prime Revenue Sharing Notes.

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

As part of the terms of the Series A Prime Revenue Sharing Notes the Company is required to maintain an interest reserve related to not less than three times the next monthly interest payment. Additionally, there is a sinking fund requirement which takes effect if the three year value of eligible contracts is less than 170% of the aggregate outstanding principal amount of Series A Prime Revenue Sharing Notes. If the sinking fund requirement takes effect, the Company is required to maintain a cash balance sufficient to amortize the principal amount due on all series of Prime Revenue Sharing Notes outstanding under the Indenture in equal monthly installments by the respective due dates of each such series. The amount related to the interest reserve was $500,000 as of  September 30, 2024 and is held by a third party and is presented as part of deposits on the consolidated balance sheets. The Company is not in default of any requirements as they relate to the Series A Prime Revenue Sharing Notes and the sinking fund requirement has not been triggered as of September 30, 2024.

The Company  may prepay the Series A Prime Revenue Sharing Notes at any time after December 15, 2024 until  December 15, 2026 by paying a premium ranging from 103% to 106%. Thereafter, the Series A Prime Revenue Sharing Notes  may be prepaid by the Company at par value. Repayment of the Series A Prime Revenue Sharing Notes at par, plus any unpaid accrued interest,  may also be accelerated by the noteholder upon a change in control or event of default. For the three and nine months ended September 30, 2024, the Company recognized $497,000 and $1,490,000 in interest expense, respectively, related to the Series A Prime Revenue Sharing Notes.

Interest Expense

The following table presents the interest expense net of interest income related to the contractual interest and the amortization of debt issuance costs for the Company’s debt arrangements (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$558	$402	$1,915	$1,134
Amortization of debt issuance costs	37	515	492	1,475
Total interest expense	595	917	2,407	2,609
Less: interest income	99	11	313	33
Total interest expense, net	$496	$906	$2,094	$2,576

Schedule of Principal Amounts Due of Debt

The principal amounts due for long-term notes payable are shown below as of September 30, 2024 (dollars in thousands):

2024, remaining	$19
2025	1,078
2026	15,083
2027	86
2028	26
Total	16,292
Less unamortized debt discount	(444)
Total notes payable	$15,848

NOTE 7 – INCOME TAXES

The Company maintains a full valuation allowance against its net deferred taxes, outside of the deferred tax liability related to the indefinite lived intangibles, through  September 30, 2024.

The Company files income tax returns in Israel, the United States and in various states. No U.S. Federal, state or foreign income tax audits were in process as of September 30, 2024.

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

For the three and nine months ended September 30, 2024 and 2023, the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2019 through 2023 tax years remain subject to examination by the Internal Revenue Service. As of September 30, 2024 and December 31, 2023, our evaluation revealed no uncertain tax positions that would have a material impact on the unaudited condensed consolidated financial statements.

For the three and nine months ended September 30, 2024 and 2023, the Company did not record any expense or benefit related to income tax.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

H.C. Wainwright & Co., LLC

In  March 2023, the Company entered into an engagement letter with H.C. Wainwright & Co., LLC, ("HCW"), related to a capital raise (see NOTE 9 – STOCKHOLDERS’ EQUITY). That letter agreement contained provisions for both a “tail” fee due to HCW for any subsequent transactions the Company  may enter into during the specified tail period with investors introduced to the Company by HCW during the term of the letter, as well as a right of first refusal ("ROFR") to act as the Company's exclusive underwriter or placement agent on any subsequent financing transactions utilizing an underwriter or placement agent occurring within twelve months from the consummation of a transaction pursuant to the engagement letter.

In  July 2023, the Company entered into an agreement with one of its warrant holders in connection with the exercise of warrants, which the Company refers to as the  July Warrant Exercise Transaction. Subsequent to the July Warrant Exercise Transaction, the Company received a letter from HCW claiming entitlement to certain “tail” fees and warrant consideration stemming from the July Warrant Exercise Transaction. The Company believed then, and believes now, that this claim is without merit. As a result of this claim and for other reasons articulated to HCW, the Company terminated its engagement letter with HCW, including for cause, which, the Company believes, eliminated both the “tail” provision and the ROFR provision with respect to the engagement letter.

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

On  February 29, 2024, HCW initiated the new action with the filing of complaint in New York State Supreme Court.  In this lawsuit, HCW advances the same breach of contract theory and seeks to recover the same damages as sought in the prior now-dismissed lawsuit.  In addition, HCW seeks to recover an additional $2,156,000 in damages plus the value of warrants to purchase an aggregate of up to 805,000 shares of common stock at an exercise price of $3.125 per share in connection with Rekor’s  February 2024 offering, which we refer to as the 2024 Public Offering.  HCW alleges that Rekor breached its engagement letter with HCW by failing to give HCW notice of this offering and failing to provide HCW with the opportunity to exercise the ROFR with respect to this transaction. On May 3, 2024, Rekor answered HCW’s complaint and filed counterclaims against HCW and Armistice Capital LLC ("Armistice") relating to Rekor’s March 2023 Registered Direct Offering, Armistice’s trading activity in Rekor common stock, and Rekor’s 2024 Public Offering. After HCW and Armistice moved to dismiss Rekor’s counterclaims, Rekor filed amended counterclaims on October 1, 2024. Rekor seeks to recover damages from HCW and Armistice.

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

Thereafter, Claimants appealed the determination by filing objections and requesting a hearing before an Administrative Law Judge. The Company likewise filed a request for an award of attorneys’ fees. On  January 4, 2024, the Office of Administrative Law Judges (“OALJ”) processed the appeals and issued its Notice of Docketing and Order of Consolidation. On  February 28, 2024, the OALJ issued an Order setting forth a revised schedule governing the case with the start of the hearing scheduled for  March 3, 2025.

The Company believes these claims are without merit. The Company intends to vigorously defend itself in this lawsuit.

NOTE 9 – STOCKHOLDERS’ EQUITY

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

Prepaid Advance

On August 14, 2024, the Company entered into a Prepaid Advance Agreement (the “Prepaid Advance”) with YA II PN, Ltd., a Cayman Islands exempt limited company (the “Investor”), an affiliate of Yorkville Advisors Global, LP. In accordance with the terms of the Prepaid Advance, the Investor advanced to the Company $15,000,000. After giving effect to the purchase price discount of 6% provided for in the Prepaid Advance, net proceeds to the Company was $14,100,000.

Pursuant to the terms of the Prepaid Advance, within one year the Company could have received an additional $20,000,000 on the same terms as the Prepaid Advance, subject to satisfaction of certain conditions. On October 22, 2024, the Company and the Investor entered into Amendment No.1 to the Prepaid Advance Agreement (the “Amendment”) to eliminate the Optional Additional Advance from the PPA, see NOTE 12– SUBSEQUENT EVENTS for additional information.

The Investor, at its sole discretion, may elect to purchase the Company’s common stock, $0.0001 par value per share, in exchange for any amount up to the total principal and interest of the Prepaid Advance, provided that none of the following limitations exist: (i) the conversion may not cause the aggregate number of common shares beneficially owned by the Investor and its affiliates to exceed 4.99% of the then-outstanding voting power or number of common shares, (ii) the issuance of common stock may not exceed a certain cap (unless the Company has obtained stockholder consent or obtains a written legal opinion that stockholder approval is not required), and (iii) the amount of the advances converted may not exceed $2,625,000 in any month. However, the Investor may convert principal Advances in excess of $2,625,000 each month upon an Event of Default, if the Purchase Price exceeds $2.50 per share, or upon the Company’s consent. If and when requested by the Investor, amounts outstanding under the Prepaid Advance will be correspondingly reduced upon the issuance by the Company of its common stock, par value $0.0001 per share, to the Investor at a price per share equal to the lower of: (a) $2.50 (the “Fixed Price”) or (b) 93% of the lowest daily volume weighted average price (as reported during regular trading hours by Bloomberg) (“VWAP”) of the shares during the five trading days immediately prior to each purchase notice, subject a floor price of $0.28 per share (the “Floor Price”). There is no interest related to the Prepaid Advance, however, interest will accrue at 18% upon events of default. The Prepaid Advance matures on August 28, 2025.

The Company incurred issuance costs and original issuance discounts totaling approximately $888,000 associated with the issuance of the Prepaid Advance, which were expensed as incurred as a component of other income (expense) in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2024. Due to the various embedded derivatives that would otherwise require separate valuation and bifurcation as derivative liabilities, the Company elected to account for the Prepaid Advance under the fair value option as prescribed by ASC 825. As of September 30, 2024, $2,500,000 of the Prepaid Advance had been converted into 2,207,876 shares of common stock. During the three and nine months ended September 30, 2024, the Company recorded a change in fair value of the Prepaid Advance liability of $21,000. See NOTE 1 - GENERAL, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES for further discussion of the key inputs to determine the fair value of the Prepaid Advance. As of September 30, 2024, the Prepaid Advance had a fair market value of $11,621,000.

Subsequent to the period end, additional shares were issued, see NOTE 12– SUBSEQUENT EVENTS for additional information.

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

On June 20, 2024, the Company entered into various Warrant Exercise Agreements (the “Agreements”) with certain holders of the 2023 Warrants (each an “Exercising Holder” and collectively, the “Exercising Holders”), pursuant to which the Company reduced the strike price of the 2023 Warrants from $2.00 per warrant to $1.40 per warrant to induce their exercise. In June 2024, all but one of the Exercising Holders exercised 1,400,000 warrants for common stock in exchange for $1,960,000. In July 2024, the remaining Exercising Holder exercised 2,275,000 warrants for common stock in exchange for $3,185,000.

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

Warrants

A summary of the warrant activity for the Company for the period ended September 30, 2024 is as follows:

	2023 Promissory Notes (1)	2023 Registered Direct Offering (2)	2023 Private Warrants (3)	Total
Active warrants as of January 1, 2024	6,250,000	481,100	2,850,000	9,581,100
Exercised warrants	(3,675,000)	-	-	(3,675,000)
Cancelled warrants	(1,575,000)	-	-	(1,575,000)
Outstanding warrants as of September 30, 2024	1,000,000	481,100	2,850,000	4,331,100
Weighted average strike price of outstanding warrants as of September 30, 2024	$1.58	$1.82	$3.25	$2.32
Intrinsic value of outstanding warrants as of September 30, 2024	$-	$-	$-	$-
Shares of common stock issued for warrant exercises during the nine months ended September 30, 2024	3,675,000	-	-	3,675,000

(1)	On January 18, 2023, in connection with the 2023 Promissory Notes, the Company issued warrants to the investors to purchase 6,250,000 shares of its common stock, exercisable over a period of five years, at an exercise price of $2.00 per share. These warrants were exercisable commencing January 18, 2023 and expire on January 18, 2028. As part of the Warrant Exercise Agreements, explained in detail above, the Exercising Holders reduced the number of warrants held by 1,575,000.
(2)	On March 23, 2023, in connection with the 2023 Registered Direct Offering the Company issued warrants to the placement agent to purchase up to 481,100 shares of common stock. Each warrant for the placement agent is exercisable for one share of common stock at an exercise price of $1.8188 per share. These warrants were exercisable commencing March 27, 2023 and expire on March 27, 2028.
(3)	On July 25, 2023, in connection with the 2023 Letter Agreement, the Company issued warrants to purchase 2,850,000 shares of its common stock, exercisable over a period of five and half years, at an exercise price of $3.25 per share. These warrants were exercisable commencing July 25, 2023 and expire on January 25, 2029.

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

For the three and nine months ended September 30, 2024 and 2023 there was no stock compensation expense related to stock options.

A summary of stock option activity under the Company’s 2017 Plan for the period ended September 30, 2024 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding balance as of January 1, 2024	688,841	$1.20	3.70	$1,478,000
Exercised	(3,500)	0.80
Expired	(3,880)	3.81
Outstanding balance as of September 30, 2024	681,461	$1.19	2.94	$136,000
Exercisable as of September 30, 2024	681,461	$1.19	2.94	$136,000

As of September 30, 2024, there was $0 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan.

Restricted Stock Units

Stock compensation expense related to Restricted Stock Units ("RSUs") for the three months ended September 30, 2024 and 2023 was $1,148,000 and $1,081,000, respectively, and for the nine months ended September 30, 2024 and 2023 was $3,430,000 and $3,237,000, respectively, and is presented, based on the awardees operating department, as general administrative, selling and marketing and research and development expenses in the unaudited condensed consolidated statements of operations.

A summary of RSU activity under the Company’s 2017 Plan for the nine months ended September 30, 2024 is as follows:

	Number of Shares	Weighted Average Unit Price	Weighted Average Remaining Contractual Term (Years)
Outstanding balance as of January 1, 2024	1,747,458	$3.79	1.39
Granted	1,644,249	1.81	2.06
Vested	(872,695)	4.83	0.51
Forfeited	(138,723)	2.84	1.54
Outstanding balance as of September 30, 2024	2,380,289	$2.15	1.81

All RSUs granted vest upon the satisfaction of a service-based vesting condition.

As of September 30, 2024, there was $3,226,000 of unrecognized stock compensation expense related to unvested RSUs granted under the 2017 Plan that will be recognized over an average remaining period of 1.81 years.

NOTE 11 – LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Basic and diluted loss per share
Net loss attributable to shareholders	$(12,646)	$(10,566)	$(41,055)	$(34,361)
Weighted average common shares outstanding - basic and diluted	89,285,197	66,671,622	84,397,568	61,125,035
Basic and diluted loss per share	$(0.14)	$(0.16)	$(0.49)	$(0.56)
Common stock equivalents excluded due to the anti-dilutive effect	8,057,179	12,001,681	8,057,179	12,001,681

As the Company had a net loss for the three and nine months ended September 30, 2024, the following 8,057,179 potentially dilutive securities were excluded from diluted loss per share: 4,331,100 for outstanding warrants, 681,461 related to outstanding options, 664,329 related to the ATD Holdback Shares and 2,380,289 related to outstanding RSUs.

As the Company had a net loss for the three and nine months ended September 30, 2023, the following 12,001,681 potentially dilutive securities were excluded from diluted loss per share: 9,595,076 for outstanding warrants, 691,174 related to outstanding options and 1,715,431 related to outstanding RSUs.

NOTE 12 – SUBSEQUENT EVENTS

Amendment No. 1 to Prepaid Advance Agreement

On October 22, 2024, the Company and the Investor entered into Amendment No.1 to the Prepaid Advance Agreement to eliminate the Optional Additional Advance from the PPA. All other terms and provisions of the PPA remain unchanged and in full force and effect.

Prepaid Advance Agreement

Subsequent to the period end, $2,750,000 of the Prepaid Advance had been converted into 2,719,604 shares of common stock.

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

●	reputational risks affecting customer confidence or willingness to do business with us;
●	financial market conditions, including the continuation of significant national and global uncertainties that may affect these conditions, and the results of financing efforts;
●	our ability to successfully identify, integrate and complete acquisitions and dispositions, including the integration of the ATD Acquisition;
●	our continued ability to successfully access the public markets for debt or equity capital;
●	political, legal, regulatory, administrative, military and economic conditions and developments in the United States (“U.S.”) and other countries in which we operate and, in particular, the impact of ongoing hostilities in the Middle East and recent and future federal, state and local regulatory proceedings and changes, including legislative and regulatory initiatives associated with our products;
●	current and future litigation;
●	competition from other companies with an established position in the markets we have recently entered or are seeking to enter or from other companies who are seeking to enter markets we already serve;
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

Prepaid Advance

We have elected to account for the prepaid advance at fair value in accordance with FASB ASC Topic 825, Financial Instruments, (“ASC 825”). In this regard, ASC 825-10-15-4 provides for the fair value option election (to the extent not otherwise prohibited by ASC 825-10-15-5) to be afforded to financial instruments, wherein the financial instrument is initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting period balance sheet date, with changes in the estimated fair value recognized as other income (expense) in the statement of operations. The determination of the fair value of the prepaid advance at inception and each reporting date requires judgement from Management. The fair value of the Prepaid Advance was calculated using a Monte Carlo simulation using quoted market prices of our outstanding common stock as of September 30, 2024. Based on observed price movements, we will model advance payoffs under the various scenarios. We determine the discount rate or yield of the Prepaid Advance and calculate the aggregate present value of all potential payoffs to estimate the fair value of the advance on each valuation date. Applying the stock price on close of market September 30, 2024, of $1.18 per share, volatility of 90%, a risk-free rate of 4% and an indicated yield of 12.5%, management determined the fair value of the Prepaid Advance to be $11,621,000. A change to these inputs could impact the fair value of the Prepaid Advance. During the three and nine months ended September 30, 2024, the Company recorded a change in fair value of the Prepaid Advance liability of $21,000.

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

Results of Operations

Our historical operating results in dollars are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Revenue	$10,546	$9,119	$32,751	$23,867
Cost of revenue, excluding depreciation and amortization	5,903	4,320	16,964	11,319

Operating expenses:
General and administrative expenses	8,637	6,871	23,669	19,941
Selling and marketing expenses	1,721	1,498	6,156	5,441
Research and development expenses	4,740	4,270	14,732	14,011
Depreciation and amortization	2,399	1,963	7,075	5,925
Total operating expenses	17,497	14,602	51,632	45,318

Loss from operations	(12,854)	(9,803)	(35,845)	(32,770)
Other income (expense):
(Loss) gain on extinguishment of debt	-	-	(4,693)	527
Interest expense, net	(496)	(906)	(2,094)	(2,576)
Gain on remeasurement of ATD Holdback Shares	192	-	937	-
Loss on offering costs - Prepaid Advance	(888)	-	(888)	-
Gain on the sale of Global Public Safety	1,500	-	1,500	-
Other (expense) income	(100)	143	28	458
Total other income (expense)	208	(763)	(5,210)	(1,591)
Net loss	$(12,646)	$(10,566)	$(41,055)	$(34,361)

Comparison of the Three and Nine Months Ended September 30, 2024 and the Three and Nine Months Ended September 30, 2023

Total Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Revenue	$10,546	$9,119	$1,427	16%	$32,751	$23,867	$8,884	37%

The increase in revenue for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, was primarily attributable to our Urban Mobility revenue stream which consists of revenue derived from roadway data aggregation activities. During the three and nine months ended September 30, 2024, revenue attributable to ATD was $1,723,000 and $7,428,000, respectively, and is included as part of our Urban Mobility revenue stream. The remainder of the increase in revenue for the nine months ended September 30, 2024 was related to portable and short-term traffic services.

Cost of Revenue, Excluding Depreciation and Amortization

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Cost of revenue, excluding depreciation and amortization	$5,903	$4,320	$1,583	37%	$16,964	$11,319	$5,645	50%

For the three and nine months ended September 30, 2024, cost of revenue, excluding depreciation and amortization increased compared to the corresponding prior periods primarily due to an increase in personnel and other direct costs such as hardware that were incurred to support our increase in revenue. Additionally, during the three and nine months ended September 30, 2024, $809,000 and $2,608,000 of the increase was related to our acquisition of ATD.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Operating expenses:
General and administrative expenses	$8,637	$6,871	$1,766	26%	$23,669	$19,941	$3,728	19%
Selling and marketing expenses	1,721	1,498	223	15%	6,156	5,441	715	13%
Research and development expenses	4,740	4,270	470	11%	14,732	14,011	721	5%
Depreciation and amortization	2,399	1,963	436	22%	7,075	5,925	1,150	19%
Total operating expenses	$17,497	$14,602	$2,895	20%	$51,632	$45,318	$6,314	14%

General and Administrative Expenses

For the nine months ended September 30, 2024, the increase in general and administrative expenses was primarily due to:

●	a $2,453,000 increase in general and administrative expenses as a result of the acquisition of ATD.
●	a $545,000 increase in payroll and payroll related expenses related to our operations excluding ATD.

For the three months ended September 30, 2024, the increase in general and administrative expenses was primarily due to:

●	a $664,000 increase in general and administrative expenses as a result of the acquisition of ATD.
●	a $630,000 increase in payroll and payroll related expenses related to our operations excluding ATD.

Selling and Marketing Expenses

For the nine months ended September 30, 2024, the increase in selling and marketing expenses was primarily due to a $256,000 increase in advertising expense.

For the three months ended September 30, 2024, selling and marketing expenses remained fairly consistent period over period due to an increase in expenses related to ATD which were offset by a decrease to payroll and payroll related costs.

Research and Development Expense

Research and development expenses during the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, remained consistent period over period.

Depreciation and Amortization

The increase in depreciation and amortization during the period is attributable primarily to the intangible assets that were acquired as part of our acquisition of ATD.

Other Income (Expense)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2024	2023	$	%	2024	2023	$	%
Other income (expense):
(Loss) gain on extinguishment of debt	$-	$-	$-	-	$(4,693)	$527	$(5,220)	-991%
Interest expense, net	(496)	(906)	410	45%	(2,094)	(2,576)	482	19%
Gain on remeasurement of ATD Holdback Shares	192	-	192	100%	937	-	937	100%
Loss on issue and offering costs - Prepaid Advance	(888)	-	(888)	-100%	(888)	-	(888)	-100%
Gain on the sale of Global Public Safety	1,500	-	1,500	100%	1,500	-	1,500	100%
Other (expense) income	(100)	143	(243)	-170%	28	458	(430)	-94%
Total other income (expense)	$208	$(763)	$971	127%	$(5,210)	$(1,591)	$(3,619)	-227%

For the three and nine months ended September 30, 2024, interest expense decreased period over period due to the early redemption of the 2023 Promissory Notes.

(Loss) gain on extinguishment of debt is a result of early redemption of the 2023 Promissory Notes. As part of the redemption, we recorded accelerated debt issuance costs of $2,818,000 and a Redemption Payment of $1,875,000 which we settled through the issuance of common stock.

Other income for the three and nine months ended September 30, 2024, increased as a result of the remeasurement of the ATD Holdback Shares.

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

The following table sets forth the components of the EBITDA and Adjusted EBITDA for the periods included (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(12,646)	$(10,566)	$(41,055)	$(34,361)
Interest	496	906	2,094	2,576
Depreciation and amortization	2,399	1,963	7,075	5,925
EBITDA	$(9,751)	$(7,697)	$(31,886)	$(25,860)

Share-based compensation	$1,148	$1,081	$3,430	$3,237
Loss (gain) on extinguishment of debt	-	-	4,693	(527)
Loss on offering costs - Prepaid Advance	888	-	888	-
Gain on the sale of Global Public Safety	(1,500)	-	(1,500)	-
Adjusted EBITDA	$(9,215)	$(6,616)	$(24,375)	$(23,150)

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

The following table sets forth the components of the Adjusted Gross Profit and Adjusted Gross Margin for the periods included:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands, except percentages)		(Dollars in thousands, except percentages)
Revenue	$10,546	$9,119	$32,751	$23,867
Cost of revenue, excluding depreciation and amortization	5,903	4,320	16,964	11,319
Adjusted Gross Profit	$4,643	$4,799	$15,787	$12,548
Adjusted Gross Margin	44.0%	52.6%	48.2%	52.6%

Adjusted Gross Margin For the three months ended September 30, 2024 decreased compared to the three months ended September 30, 2023. The Adjusted Gross Margin for the nine months ended September 30, 2024 decreased compared to the nine months ended September 30, 2023. The fluctuation in Adjusted Gross Margin is typically correlated to the mix of software sales versus service type work. Typically our software sales carry a higher Adjusted Gross Margin.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
Recurring revenue	$5,511	$4,827	$684	14%	$16,757	$14,803	$1,954	13%

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

Performance Obligations

As of September 30, 2024, we had approximately $23,613,000 of contracts that were closed prior to September 30, 2024 but have a contractual period beyond September 30, 2024. This represents a decrease of $2,777,000 or 11% compared to $26,390,000 of performance obligations as of December 31, 2023. These contracts generally cover a term of one to five years, in which the Company will recognize revenue ratably over the contract term. Performance obligations for large contracts gradually decrease as they approach the renewal stage and increase if and when renewed. We currently expect to recognize approximately $15,898,000 of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the following four years. On occasion, our customers will prepay the full contract or a substantial portion of the contract. Amounts related to the prepayment of the contract related to the performance obligation for a service period that is not yet met are recorded as part of our contract liabilities balance.

Lease Obligations

As of September 30, 2024, we had material leased building space at the following locations in the U.S. and Israel:

●	Columbia, Maryland – The corporate headquarters
●	Tel Aviv, Israel

We believe our facilities are in good condition and adequate for their current use. We expect to improve, replace and increase facilities as considered appropriate to meet the needs of our planned operations.

Liquidity and Capital Resources

The following table sets forth the components of our cash flows for the periods included (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
			$	%
Net cash used in operating activities	$(27,552)	$(26,666)	$(886)	-3%
Net cash (used in) provided by investing activities	(8,561)	646	(9,207)	1425%
Net cash provided by financing activities	31,367	31,360	7	0%
Net (decrease) increase in cash, cash equivalents and restricted cash	$(4,746)	$5,340	$(10,086)	-189%

Net cash used in operating activities for the nine months ended September 30, 2024 had a decrease of $886,000, which was primarily attributable to increased loss in our operations.

The increase in net cash used in investing activities of $9,207,000 was primarily due to the net cash outflow of $9,222,000 related to the acquisition of ATD.

Net cash provided by financing activities for the nine months ended September 30, 2024 increased by $7,000 from the prior nine month period ended September 30, 2023. During the nine months ended September 30, 2024, as part of our 2024 Public Offering and Prepaid Advance, we received net proceeds of $26,362,000 and $14,100,000, respectively, these proceeds were partially offset by the repayment of our 2023 Promissory Notes. During the nine months ended September 30, 2023, as part of the 2023 Promissory Notes and the 2023 Registered Direct Offering, we received net proceeds of $11,100,000 and $9,159,000, respectively.

For the three and nine months ended September 30, 2024 and 2023, we funded our operations primarily through cash from operating activities, the issuance of debt and the sale of equity. As of September 30, 2024, we had cash and cash equivalents and restricted cash of $10,967,000 and a working capital deficit of $7,389,000, as compared to cash and cash equivalents and restricted cash of $15,713,000 and working capital of $8,100,000 as of December 31, 2023.

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

We have generated losses since our inception and have relied on cash on hand and external sources of financing to support cash flow from operations. We attribute losses to non-capital expenditures related to the scaling of existing products, development of new products and service offerings and marketing efforts associated with these products and services. As of and for the nine months ended September 30, 2024, we had working capital deficit of $7,389,000 and a net loss of $41,055,000.

Our cash decreased by $4,746,000 for the nine months ended September 30, 2024 primarily due to the cash paid to acquire ATD and redeem the 2023 Promissory Notes and the net loss of $41,055,000, partially offset by external financing activity.

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

Prepaid Advance

On August 14, 2024, the Company entered into a Prepaid Advance Agreement (the “Prepaid Advance”) with YA II PN, Ltd., a Cayman Islands exempt limited company (the “Investor”), an affiliate of Yorkville Advisors Global, LP. In accordance with the terms of the Prepaid Advance, the Investor advanced to the Company $15,000,000. After giving effect to the purchase price discount provided for in the Prepaid Advance, net proceeds to the Company was $14,100,000.

As of September 30, 2024, we did not have any material commitments for capital expenditures.

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

Based on the foregoing evaluation, our management concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

Identified Material Weakness

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified a material weakness during its assessment of internal controls over financial reporting as of March 31, 2024. Specifically, because of the initial accounting treatment related to the acquisition of ATD, we concluded that our controls to address the risks associated with significant and unusual transactions and their impact to our financial reporting were not effectively designed or maintained.

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

H.C. Wainwright & Co., LLC

In March 2023, the Company entered into an engagement letter with H.C. Wainwright & Co., LLC, ("HCW"), related to a capital raise (see NOTE 9 – STOCKHOLDERS’ EQUITY). That letter agreement contained provisions for both a “tail” fee due to HCW for any subsequent transactions the Company may enter into during the specified tail period with investors introduced to the Company by HCW during the term of the letter, as well as a right of first refusal ("ROFR") to act as the Company's exclusive underwriter or placement agent on any subsequent financing transactions utilizing an underwriter or placement agent occurring within twelve months from the consummation of a transaction pursuant to the engagement letter.

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

On February 29, 2024, HCW initiated a new action with the filing of complaint in New York State Supreme Court.  In this lawsuit, HCW advances the same breach of contract theory and seeks to recover the same damages as sought in the prior now-dismissed lawsuit.  In addition, HCW seeks to recover an additional $2,156,000 in damages plus the value of warrants to purchase an aggregate of up to 805,000 shares of common stock at an exercise price of $3.125 per share in connection with Rekor’s February 2024 offering, which we refer to as the 2024 Public Offering.  HCW alleges that Rekor breached its engagement letter with HCW by failing to give HCW notice of this offering and failing to provide HCW with the opportunity to exercise the ROFR with respect to this transaction. On May 3, 2024, Rekor answered HCW’s complaint and filed counterclaims against HCW and Armistice Capital LLC ("Armistice") relating to Rekor’s March 2023 Registered Direct Offering, Armistice’s trading activity in Rekor common stock, and Rekor’s 2024 Public Offering. After HCW and Armistice moved to dismiss Rekor’s counterclaims, Rekor filed amended counterclaims on October 1, 2024. Rekor seeks to recover damages from HCW and Armistice.

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

Thereafter, Claimants appealed the determination by filing objections and requesting a hearing before an Administrative Law Judge. The Company likewise filed a request for an award of attorneys’ fees. On January 4, 2024, the Office of Administrative Law Judges (“OALJ”) processed the appeals and issued its Notice of Docketing and Order of Consolidation. On February 28, 2024, the OALJ issued an Order setting forth a revised schedule governing the case with the start of the hearing scheduled for March 3, 2025.

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

Rekor Systems, Inc.

By:	/s/ David P. Desharnais
Name:	David P. Desharnais
Title:	Chief Executive Officer Principal Executive Officer
Date:	November 14, 2024

By:	/s/ Eyal Hen
Name:	Eyal Hen
Title:	Chief Financial Officer Principal Financial and Accounting Officer
Date:	November 14, 2024