Form 10-K
period 2024-12-31
Rekor Systems, Inc.
filed 2025-03-31
CIK 1697851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $111.3 million.

As of March 28, 2025, the Registrant had 110,912,209 shares of common stock, $0.0001 par value per share outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

Rekor is at the forefront of the effort to modernize public safety, urban mobility, and transportation management through cutting-edge artificial intelligence (“AI”)-powered solutions tailored to the unique needs of each market we serve. By collaborating closely with our public and private sector customers, we deliver mission-critical services and solutions that enable them to achieve their objectives effectively, while simultaneously working toward creating a new digital infrastructure operating system for roadways.

Our vision is to create safer, smarter, and more sustainable roadways and communities, improving the lives of citizens and the world around them. We achieve this by collecting, connecting, and organizing the world’s mobility data, making it useful, accessible, and actionable for real-time insights and decision-making. This provides our customers with significantly enhanced situational awareness, rapid response capabilities, risk mitigation strategies, and predictive analytics.

To realize this vision, we’ve developed a suite of interconnected AI-driven hardware and purpose-built software platforms. Powered by vast and diverse multi-modal datasets and proprietary AI technologies, we have designed these solutions with the objective of delivering unparalleled roadway intelligence. They enable clients to more effectively monitor, manage, and optimize the movement of vehicles, traffic, and activities in and around roadways and communities with precision. Through real-time insights and predictive analytics, our platforms drive rapid decision-making, proactive risk mitigation, and streamlined operations across public safety, urban mobility, and transportation systems and agencies, ensuring smarter and safer outcomes for all.

As of March 18, 2025, we had 323 employees, of which 319 were full-time and four considered part-time.

Our operations are conducted primarily by our wholly-owned subsidiaries, Rekor Recognition Systems, Inc. (“Rekor Recognition”), Waycare Technologies, Ltd. (“Waycare”), Southern Traffic Services, Inc. (“STS”), and All Traffic Data Systems (“ATD”).

A New Operating System for Roadways

We believe the United States of America stands at a critical turning point in the evolution of its transportation and roadway infrastructure. For over 70 years, the nation has relied on legacy technologies and outdated analog and manual methodologies, resulting in inefficiencies, rising costs, and preventable safety hazards. While private-sector innovations like sensor technology, Internet of Things (“IoT”), AI, cloud computing, autonomous vehicles, and smart drones are advancing rapidly, fundamental challenges such as poor roadway quality, traffic congestion, and driver safety continue to escalate. In February of 2023, the U.S. Department of Transportation declared a national roadway safety emergency, calling for urgent action to address the alarming rise in injuries and fatalities.

The American Society of Civil Engineers (“ASCE”) provides a report card for America’s infrastructure every four years. In 2021 ASCE graded overall U.S. infrastructure a C-minus. Roads, which had been rated C+ in 1988, were rated D, “poor or at-risk,” with over 40% of roadways considered in poor or mediocre condition. ASCE’s most recent report card, released March 25, 2025, showed a slight improvement for overall infrastructure to C, crediting better awareness and increased investment by government for slowing the investment gap. The 2025 grade for roads improved modestly to D+, with 39% of roads in poor or mediocre condition and an annual funding gap estimated at $684 billion. The report noted that deficiencies jeopardize public safety, contributing to an estimate of over 40,000 roadway deaths in 2023, but also impose significant economic costs, including an estimated average $1,400 per driver cost related to deteriorated and congested roads.

Among the top policy objectives that the ASCE’s 2025 report called for was the continuing need to support the development of innovative technologies and ensure that reliable data is collected and released frequently regarding the condition, capacity, operations, maintenance, safety, and resilience of infrastructure systems. Recognizing the urgent need for modernization, the federal government has recently taken significant steps to invest in the transform the nation's infrastructure. The Infrastructure Investment and Jobs Act (“IIJA”) and Inflation Reduction Act (“IRA”) provided historic levels funding for transportation infrastructure system modernization. Additionally, the Creating Helpful Incentives to Produce Semiconductors (“CHIPS”) and Science Act provided support for AI-driven innovation and semiconductor production, critical components for modernizing infrastructure through technology. These legislative efforts are consistent with the foundation set by President Trump’s 2019 "American AI Initiative" and his most recent 2025 Executive Order 14179, which prioritized public-private collaboration and the adoption of AI technologies across sectors like transportation. These federal actions have provided a strategy and funding mechanisms for states to tackle the long-standing challenges of updating outdated, legacy systems for roadway intelligence gathering.

Since 2018, Rekor has worked to deserve a place at the forefront of this wave of transformation and modernization of roadways, actively designing, building, and deploying its AI solutions through public-private collaborations with departments of transportation (“DOTs”), public safety agencies, and private sector partners. Rekor is committed to leading the laying the foundation of a groundbreaking new digital infrastructure operating system for roadways—and has already delivered proven value across multiple domains:

●	Enhanced Roadway Safety: Real-time AI monitoring systems detect hazards and reduce roadway fatalities.
●	Optimized Traffic Flow: Intelligent analytics alleviate congestion, improve commute times, and boost productivity.
●	Cost Savings & Efficiency: AI automation streamlines operations, maximizing resource allocation for agencies.
●	Improved Data Accuracy & Insights: Precise, real-time traffic data drives smarter decision-making and better resource planning.
●	Border & Freight Management: AI-driven vehicle identification enhances security while minimizing bottlenecks.
●	Uninsured Driver Reduction: Automated enforcement ensures insurance compliance, improving public safety.

By combining advanced AI-driven insights with a forward-thinking infrastructure strategy, Rekor is reshaping how transportation systems operate. Its solutions empower agencies to prevent accidents, reduce inefficiencies, and optimize resources, driving smarter, safer, and more efficient roadways across the nation.

Roadway Intelligence

Rekor is a leader in roadway intelligence, committed to revolutionizing transportation systems by collecting, connecting, and organizing the world’s mobility data. Roadway intelligence involves the ability to harness vast amounts and varieties data from roadways, vehicles, transportation systems, and hundreds of external elements like weather, special events, work zones, and more, transforming it into actionable insights. These unique insights empower stakeholders to enhance public safety, optimize traffic flows, and improve operational efficiencies. Through our Rekor One® roadway intelligence engine, we aggregate these datasets from diverse sources and securely deliver these insights to government agencies and private-sector clients, driving smarter, more effective decision-making across transportation management, urban mobility, and public safety ecosystems, as well as multiple commercial market segments.

Inspired by the Open System Interconnection (“OSI”) model, Rekor integrates fragmented transportation systems into a cohesive, unified network. Collaborating with government agencies, infrastructure operators, transit providers, and technology partners, we consolidate hardware, software, and data into a connected platform that delivers smarter, safer, and more efficient roadways.

Our mission extends beyond connectivity—we are building a dynamic, AI-driven network to modernize traffic management, public safety, and emergency services. By applying a digital layer to existing physical infrastructure and roadways, Rekor is creating a new generation digital operating system for roadways, delivering real-time intelligence that powers economic growth, operational excellence, and improved quality of life for communities.

As we look to the future, Rekor remains committed to supporting public and private agencies in developing the digital infrastructure of tomorrow. Our innovative solutions are designed to redefine roadway intelligence and play a transformative role in shaping modern transportation, ensuring safety, efficiency, and resilience for generations to come.

Roadway Intelligence Powered by Rekor

The Rekor One® roadway intelligence engine is a single source of truth for transforming transportation and mobility data into actionable insights. Powered by advanced AI and fueled by diverse data sources, Rekor delivers real-time and predictive solutions that enhance mobility, safety, and operational efficiency across public and private sectors. Our platforms aggregate and analyze trillions of data points from IoT devices, roadway sensors, cameras, and an expansive partner network, enabling customers to make proactive, informed decisions and optimize resources, and enabling us to deliver tailored solutions for government and commercial customers in public safety, urban mobility, and transportation management.

Rekor’s solutions support a variety of use cases, including:

●	Traffic Analysis
	o	Comprehensive traffic reports, including Federal Highway Administration (“FHWA”)-mandated vehicle classification, count and speed analytics.
	o	Analytics on bicycles, pedestrians, and other micro-mobility modes.
	o	Identification of patterns and hot spots for emissions and traffic impacts.
●	Traffic Operations & Management
	o	Data-driven traffic operations for improved efficiency.
	o	Real-time incident detection and response for proactive problem-solving.
	o	Proactive traffic calming around events to minimize congestion and enhance safety.
	o	Intelligent analytics to alleviate congestion, shorten commute times, and boost productivity.
●	High-Definition Video Monitoring
	o	Traffic monitoring to assist law enforcement.
	o	Support for intelligence-based policing to improve crime prevention.
	o	Contactless compliance and enforcement solutions for safety and legal adherence.
●	Enhanced Roadway Safety
	o	Real-time AI monitoring systems to detect hazards and reduce roadway fatalities.
	o	Predictive analytics to anticipate and address potential safety risks.
●	Optimized Resource Allocation
	o	AI automation to streamline operations and maximize resource allocation.
	o	Improved data accuracy to support better decision-making and strategic planning.
●	Border & Freight Management
	o	AI-based vehicle identification to enhance national security and minimize bottlenecks at borders and ports.
	o	Weigh-in-Motion (“WIM”) systems for real-time commercial trucking analytics
●	Insurance Compliance & Public Safety
	o	Automated enforcement systems to reduce uninsured drivers and improve overall public safety.

By combining advanced technology, domain expertise, and implementation capacity, Rekor offers truly end-to-end roadway intelligence solutions for public agencies and private sector clients. Rekor One®, together with our Rekor Partner Network, enables us to generate unique and deep insights that enable proactive and data-driven decision-making, enabling governments and businesses to unlock the full potential of their infrastructure, and foster safer, smarter, and more efficient roadways and communities, and improving the lives of people.

The Road Ahead

The United States is now making historic investments to modernize and digitize its aging infrastructure, leveraging cutting-edge technologies like artificial intelligence, edge computing, and the internet of things. Rekor is at the forefront of this transformation, delivering state-of-the-art AI-driven roadway intelligence solutions to enhance public safety, urban mobility, and transportation management. By collecting, connecting, and organizing global mobility data, Rekor provides real-time and predictive insights for roadways, enabling smarter, safer, and more efficient mobility.

Our mission is to be a foundational partner in creating the new digital infrastructure operating system for roadways, empowering communities and businesses with actionable intelligence to drive progress. With a focus on innovation, security, and operational excellence, Rekor is shaping the future of transportation, delivering intelligent and connected solutions that pave the way for a brighter, more efficient, and sustainable future for all.

Platforms, Products, and Solutions

Rekor's revenue streams are driven by our innovative software and data services, along with complementary hardware and peripheral products. The Rekor One® platform is the central hub of an integrated operating system, supporting the assimilation, analysis, and distribution of data from various sources. Our sales strategy involves offering subscriptions for our software solutions, utilizing the Software-as-a-Service (“SaaS”) model. These subscriptions can be provided with or without hardware sales, and our platform is designed to enable customers to enhance their existing sensor network by integrating our proprietary sensors into the network over time. While we may continue to offer long-term licenses for certain strategic partnerships, we anticipate that the bulk of our revenue in the future will come from our newer SaaS model.

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
• Rekor Scout® Pro
• Rekor CarCheck® (API)
• Vehicle Recognition SDK
• Rekor AutoNotice™ (standalone application)

Rekor One® Intelligence Platform

Rekor One®, is the bedrock of our innovative AI-powered roadway intelligence platforms, serving multiple missions with modular and rapid development capabilities. Our proprietary technology and machine learning models power all our solutions, including Rekor Command® for transportation management, Rekor Discover® for urban mobility, Rekor Scout® for public safety, plus various commercial use cases.

The security of Rekor One®, and all our market facing solutions is a top priority. We use industry-leading security technologies and standards, including end-to-end encryption and proprietary data filters, to ensure that all captured and connected data is protected from unauthorized access or use. We adhere to strict privacy protocols and provide customers with 24/7 access to their data until it is purged. Our platform is hosted on AWS GovCloud for secure data handling and stored in secure databases with limited access only to authorized system administrators. Moreover, Rekor One® incorporates a privacy filter that uses a proprietary algorithm to strip personally identifiable information (“PII”) from data, ensuring that data privacy is safeguarded.

Rekor Command® for Transportation Management

Commuters today face staggering congestion, widespread safety concerns, and rising fatalities that are made far worse by outdated, siloed transportation and traffic management systems that are often overwhelmed by large amounts of unusable data. Rekor enables municipalities to transform their approach to transportation management by sourcing, managing, and transforming massive amounts of data, including connected vehicle, event, construction, weather, telematics, existing customer infrastructure, and much more, into actionable insights through AI-enabled technology. Authorities can now shift from being siloed and reactive to an interoperable and proactive approach, saving lives, improving traffic flow, and reducing pollution in their cities. Rekor Command® acts as a seamless command center for traffic operations and traffic management centers so they can have a holistic view of their roadways in real-time, and take appropriate action to help improve safety, sustainability, and efficiency for citizens across their communities. It’s been built to identify more incidents faster, to enable proactive traffic management through crash-risk prediction, and to do this in a collaborative way connecting agencies and stakeholders, including notifying citizens and the public. As a comprehensive cross-agency platform, Rekor Command® offers dedicated applications for traffic management centers, freeway service patrol, first responders and maintenance crews, aligning them all to better address traffic challenges while arming them with the vital information needed to identify, manage, and recover from incidents and irregularities on their roadways.

Rekor Command® – Roadway Monitoring Core Application & Events Management Application

The Roadway Monitoring Core application and Events Management application are fundamental applications that sit within the Rekor Command® platform providing cross-agency incident detection and management functionality that allows customers to effectively implement incident detection and management within their existing workflows while accessing real-time information needed to rapidly identify, manage, and recover from incidents. Traffic management agencies are able to access a live map view of their roadways and are alerted to irregular events and potential incidents that have been identified through AI assisted analysis of multiple sources of data. Once confirmed by the agency, multiple responders are notified to rapidly approach and clear the roadways, enabling traffic to continue and roadway safety to improve.

Rekor Command® – Community Connect Application

The Community Connect application within the Rekor Command® platform allows agencies to integrate with systems that can notify public in real-time of events or incidents that are impacting the roadway. This application is a channel for agencies to interact directly with the public, keeping citizens up to date and aware of potentially dangerous events and incidents to help prevent additional incidents from occurring.

Rekor Command® – Advanced Analytics Application

The Advanced Analytics application within the Rekor Command® platform provides agencies with reporting capabilities to archive incident and event information, as well as analytics to help users better understand trends, patterns, and planning. This helps DOTs to understand historic patterns and arms them with the insights needed to make more proactive decisions around resource allocation and planning.

Rekor Command® – Road Conditions Application

The Road Conditions application within the Rekor Command® platform provides several layers of critical information about real-time conditions happening on an agency’s roadways, including real-time weather information with high geospatial specificity, regular and irregular congestion, heightened crash risk, transit impact, and current roadway status. These additional insights and data feeds help further the real-time view agencies have of their roadways and provide additional layers of information that drive decision-making.

Rekor Command® – Asset View Application

The Asset View application within the Rekor Command® platform allows agencies to integrate with their existing assets on the roadway and showcase these assets in real-time within the Command platform. Agency assets become an additional layer of data to drive decision making and resource allocation. Assets that are typically integrated include freeway service patrol vehicles, highway police vehicles, city police vehicles, fire department vehicles, construction vehicles, EMS, maintenance vehicles, street sweep vehicles, and snowplows.

Rekor Discover® for Urban Mobility

Traditional approaches to capturing roadway and infrastructure analytics for planning and engineering generally employ expensive, manual processes that use antiquated technology to capture a fraction of the available information for a fraction of the time. Cities, states, and municipalities know that having a clear and accurate picture of what’s happening in and around the roadway is critical as they plan and invest in the infrastructure needed for smart cities, smart transit, self-driving vehicles, and multi-modal movement across their geographies. The Rekor Discover® platform ingests data from Rekor’s innovative hardware and fully automates comprehensive analytics and actionable insights about the movement of objects across the roadway. Whether its passenger vehicles, or multi-axle commercial trucks, Rekor Discover® pulls ground truth insights, both in real-time and historically, allowing agencies to better organize and execute their next-generation roadway planning and city building initiatives in a smart and safe forward-looking way. Customers access their dashboard on web-based cloud instances and review on-demand traffic reports and analytics that breakdown vehicle volumes and patterns, FHWA 13-bin vehicle classification, count, electric vehicle volumes and hot spots, geospatial greenhouse gas emissions from vehicles, smog scores, average and spot speeds, along with a variety of other insights. In addition to agencies, many businesses need to understand the vehicle flow, patterns, types, and other important analytics regarding vehicles in their geographies. Whether it is an engineering firm collecting roadway data for their customers, or a real estate developer planning development in a specific area, the capture of accurate, holistic roadway data is valuable for their unique use cases.

Rekor Discover® – Count, Class and Speed Application

The Count, Class and Speed (“CCS”) application within the Rekor Discover® platform delivers per vehicle record (“PVR”) data and analytics that fully automate FHWA reporting requirements for 13-bin classification. Agencies can leverage Rekor’s portable or fixed AI-based systems to capture this data in a fully automated way and then access this rich data in real-time through the CCS application's cloud-based dashboards. In addition to FHWA-13 vehicle category classification, the application also provides vehicle counting, traffic data, and speed reporting, all accessible by different agencies determined time frames. Agencies can generate reports and extract data through a REST API or also by exporting data in multiple Traffic Monitoring Guide (“TMG”) standard formats (PRN, .CSV, and .PDF) for integration with the tools they may already be using. With this technology agencies can make better-informed planning decisions with ground truth information.

Rekor Discover® – Vehicle Insite Application

Rekor Discover’s Vehicle Insite application analyzes real-time video to provide actionable, on-property vehicle intelligence such as vehicle characteristics, Electric Vehicle (“EV”) statistics and other metrics. Utilizing state-of-the-art AI and high-definition camera systems, Vehicle Insite delivers real-time traffic data to deepen the customer’s understanding of the vehicles visiting their properties, enabling enriched experiences and targeted marketing initiatives. Our Visit Metrics feature assists in the analysis of traffic flow patterns to prepare and plan for volume fluctuations, enabling a smooth and efficient experience. Our Vehicle Characteristics feature provides vehicle demographics to leverage in the creation of targeted marketing campaigns that engage and attract the ideal customer segments. Our Vehicle Characteristics feature provides vehicle demographics to leverage in the creation of targeted marketing campaigns that engage and attract the ideal customer segments. The Vehicle Insite application helps users better plan for EV charge station deployment, understand the movement of EVs and their adoption, and gather insights on where emissions and greenhouse gases are emitted from the roadway. The application provides cloud-based dashboards and reports the count of EVs, provides heatmaps for EVs as well as a breakdown of EV models, greenhouse gas emissions and smog, and other useful metrics. Agencies can leverage Rekor’s AI-based systems to capture this data in a fully automated way and then access this rich data in real-time through the sustainability planning application.

Rekor Scout® for Public Safety

Rekor is helping to transform the typically siloed, reactive, single-purpose world of legacy law enforcement and security technology with real-time, AI-driven solutions that act as connectors between agencies and force multipliers in a chronically under-resourced space. The Rekor Scout® platform fully automates previously manual processes with collaborative solutions that keep all stakeholders apprised of developing situations and accelerate reaction times to incidents and offenders. The platform provides accurate license plate and vehicle recognition on nearly any IP, traffic, or security camera. It provides integrated AI support for both existing cameras and any proprietary Rekor AI systems in the network and displays results on a web-based dashboard that can be accessed from anywhere by any authorized user. The platform can connect authorized law enforcement agencies to National Crime Information Center (“NCIC”) lists, allowing them to establish customized hotlists with alerts, apply customized data retention policies and share data with other agencies. Vehicles listed on “blacklists” (stolen, terrorists, amber alerts, etc.) generate an alarm in the dispatching room so that they can be intercepted by a patrol. Millions of cars per week are automatically checked in this way. Through this platform agencies can access real-time alerting, forensic research tools, and investigative tools that accelerate public safety and security missions. Agencies and customers can access plate data by state or province from over 50 countries together with the vehicles’ make, model, color, body type, and direction of travel. Users can also access subtle and unique vehicle characteristics including rust, the presence of a roof rack, mismatched paint, or the like, which can be used for investigative policing and forensics. When combined with high performance reads, parallel processing capability and best-in-class hardware such as those built and deployed by Rekor, Rekor Scout® acts as a force multiplier capturing license plate data and vehicle characteristics across multiple lanes at high vehicle speeds with a high degree of accuracy.

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

Additional Products Supporting Additional and Commercial Use-Cases

Rekor AutoNotice™ Application for Contactless Compliance

Rekor’s AutoNotice is a cloud-based financial management application that delivers a turnkey information and citation management solution for cities, states, and municipalities for both primary and secondary offenses. Our plate-based application provides a safe, equitable, and unbiased enforcement method that requires no human involvement. The application issues notices and/or sends information to registered vehicle owners when a non-compliant vehicle is detected by a Rekor AI system. Non-compliant vehicles are any vehicles actively detected to be violating the law or otherwise requiring a compliance notice. Non-compliance may include uninsured vehicles, vehicles with expired registration, and vehicles with outdated emissions/inspection statuses. We have an active deployment of our AutoNotice application for contactless compliance scanning millions of plates and delivering thousands of notices/tickets, including a program for the State of Oklahoma that facilitates enrolling uninsured motorists into a diversion program. In addition to the application, there is an application programming interface for third-party payment gateways for credit card transactions to accommodate both phone and web payments. The interface can also automatically record payments in the system and provide functionality to research, manage unapplied payments, and reconcile receipts. A full call-center is also provided with our AutoNotice application to help facilitate payment or information distribution to non-compliant citizens remotely.

Rekor CarCheck® Application Program Interface (“API”)

Rekor CarCheck® allows our powerful AI based vehicle and license plate recognition technology to be conveniently accessed for a wide range of commercial applications. This API supports nearly any programming language, analyzes still images of vehicles from different countries and responds in seconds with accurate license plate data, vehicle make, model, body type, color and orientation.

Rekor Hardware Products

Rekor’s portfolio of innovative hardware products are purpose-built to optimize the value of our software as well as bring the advantages of edge AI processing to capture real-time roadway data. Data capture, aggregation and AI/ML analysis is done on device, at the point of capture on the roadway, so that it can be efficiently delivered to the point of use without processing delays. This reduces costs and enables our systems to work with significantly reduced bandwidth requirements, allowing us to deploy in almost any area, at scale, gathering insights from the roadway in real-time where it matters.

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

Rekor Traffic Services

With the addition of ATD in 2024, Rekor offers thousands of personnel-years of unparalleled traffic data collection and traffic engineering expertise and services to our customers using both traditional and AI-based approaches. Traffic services include, but are not limited to the following:

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

Competitive Strengths

Our patented technology has driven our global expansion and been prominently featured by renowned outlets. We have earned trust and business over established incumbents as well as new entrants in highly competitive bidding processes, owing to our award-winning proprietary technology and exceptional customer service. We work to provide a unique breadth, depth, and sophistication that our integrated platform delivers to multiple missions and agencies. We seek to maintain our first-mover advantage by continuing to invest in our key differentiators and solution set.

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

●

Industry-leading Privacy and Security: We use advanced security technologies and standards to safeguard all captured and connected data from unauthorized access or use. Our platform also employs proprietary algorithms to strip PII from data, protecting the privacy of our customers and their data.

●

Enhanced Accuracy and Capture for Vehicle Recognition: Our AI software achieves superior accuracy rates under broader parameters of vehicle speed, camera viewing angles, and lighting conditions, capturing vehicle traits, rust, damage, and other unique signatures that can be used to aid investigations

●

Technology leading Vehicle Classification, Count, and Speed: Our AI software also achieves superior accuracy and performance rates across all 13 classes and deep classification of vehicles for DOT studies in line with the latest FHWA guidelines.

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

●	SOC II Compliance: Each of our three platforms are SOC II Compliant.

Customer Segments and Markets

Our technology and solutions are transforming the transportation infrastructure landscape, empowering customers in 90 countries around the world. With many markets currently relying on outdated physical infrastructure, or in the early stages of technology adoption, we see immense potential for growth. Our diverse customer base includes cities, states, municipalities, law enforcement agencies, commercial customers and more, and our success is evidenced by our multiple pilots, proof of concept, and full-scale deployment agreements throughout the Americas.

While we will continue to pursue opportunities to sell perpetual licenses and hardware, our focus has been on providing innovative SaaS and pay-for-data offerings and services with recurring annual revenues. Our eCommerce site allows us to serve individuals and smaller organizations at scale using a self-service recurring revenue model.

We expect the market for our solutions and services to be significant. We are dedicated to addressing a wide range of market segments, including intelligent transportation systems, smart mobility, traffic analytics, incident detection and location systems, traffic and parking management, smart cities, vehicle regulatory compliance programs, and more.

Since the launch of our Rekor One® roadway intelligence Engine in 2020, our market-specific solutions have gained increased adoption, both in the government and commercial sectors. We are confident in our competitive position and look forward to continued growth and success as we lead the way in intelligent infrastructure.

Business Drivers and Growth Strategies

Rekor’s products and services have consistently demonstrated their ability to significantly enhance public safety, urban mobility, and transportation management, positioning the company as a leader in addressing critical infrastructure challenges.

The transportation and roadway infrastructure market is undergoing transformative change, driven by a convergence of political, economic, societal, and technological forces. Rising safety concerns, rapid urbanization, and the growing need for advanced mobility solutions have prompted governments and businesses to seek innovative, scalable technologies. Recent federal initiatives, including the 2025 Executive Order on "Removing Barriers to American Leadership in Artificial Intelligence," emphasize technology-driven modernization, AI advancement, and infrastructure investment—all of which align with Rekor’s solutions. These developments, combined with increased government attention to the need to digitize transportation infrastructure, create a significant opportunity for Rekor to accelerate its growth and impact.

Rekor’s solutions are uniquely aligned with these priorities and address a wide range of challenges:

●

Rekor Scout®: Plays a pivotal role in public safety and law enforcement by providing advanced monitoring and intelligence tools for vehicle recognition and Automatic License Plate Recognition (ALPR) that enable proactive policing, crime prevention, real-time crime alerting, contactless compliance, and investigative policing missions. By leveraging AI and high-definition video capabilities, Scout enhances situational awareness and supports proactive, data-driven decision-making, helping to uphold law and order in communities.

●

Rekor Command®: Focused on enhancing roadway safety and reducing traffic congestion, Command offers unique and powerful solutions for transportation management, including real-time incident detection, proactive traffic calming, and predictive analytics. These capabilities empower agencies to allocate resources strategically, mitigate risks, response quickly to roadway incidences, and improve traffic flow, ensuring safer and more efficient roadways.

●

Rekor Discover®: Critical for analyzing, planning, and maintaining the nation’s 4.2 million miles of roadways, Discover provides data-driven insights to assess existing infrastructure and guide strategic investments. By integrating real-time data from roadway sensors, video, connected vehicles, and external sources like weather and event data, Discover supports the modernization and long-term resilience of transportation networks.

The Rekor One® intelligence engine serves as the backbone of these solutions, combining modular design, proprietary edge processing, and AI-driven technologies to aggregate and analyze trillions of data points in real time. This engine enables Rekor’s solutions to deliver precise, predictive insights that empower stakeholders to address critical challenges in public safety, urban mobility, and transportation management.

Over the past three years, Rekor has successfully delivered products and services to a diverse range of customers across public and private sectors. These relationships have allowed Rekor to refine its technologies and demonstrate their full potential in real-world applications. By employing a "land and expand" growth strategy, Rekor continues to deepen relationships with existing customers while attracting new ones, fostering collaboration, and expanding its data network to drive greater value for all stakeholders through its business growth flywheel.

Rekor’s subscription-based solutions help to ensure scalability and long-term growth, with hardware sales serving as an entry point to drive adoption in key segments. Also, we continuously canvas the market for strategic acquisitions and partnerships to accelerate innovation and expand our capabilities. These combined efforts are designed to strengthen Rekor’s leadership in the roadway intelligence industry and enhance its ability to deliver comprehensive, end-to-end solutions.

By aligning its mission with evolving market forces and governmental priorities, Rekor is well-positioned to lead the next generation of transportation and public safety intelligence. With Scout, Command, and Discover working together, Rekor empowers governments and businesses to modernize infrastructure, enhance safety, reduce traffic, and build smarter, more resilient communities. As the U.S. invests in digitizing its transportation systems, Rekor is uniquely equipped to provide the technology and expertise needed to create a brighter future for mobility and public safety

Competition

Rekor’s strategy is to lead modernization of transportation and roadway infrastructure by delivering innovative, data-driven solutions that redefine roadway intelligence and position the company as a leader in this multi-billion-dollar, competitive market. The competitive landscape includes new and legacy-based companies focused on siloed areas such as Automatic License Plate Recognition ("ALPR"), vehicle recognition technology, data aggregation, insights platforms, and smart city technologies. Additionally, many vendors rely on disconnected, analog, or previous-generation technologies for vehicle classification, counting, and speed analysis. Rekor’s unique approach stands out by offering modular components that are designed to support comprehensive, end-to-end solutions that leverage advanced AI, edge-based computing, and a robust network of ecosystem partners, along with a deep services expertise in infrastructure construction, roadway sensors, and traffic studies. This “concrete to cloud” approach positions Rekor as the ultimate one-stop shop for roadway intelligence.

What further sets Rekor apart is its ability to seamlessly integrate with existing ecosystem players and platforms. Unlike competitors that require costly rip-and-replace overhauls, Rekor’s solutions operate alongside and on top of existing physical infrastructure and software systems, ensuring minimal disruption. This approach allows customers to adopt Rekor’s technology in a way that aligns with their current workflows and operational preferences. By leveraging existing customer data sets and integrating into familiar processes, Rekor makes adoption and deployment simple, intuitive, and cost-effective. These strategic advantages have solidified Rekor’s reputation as a flexible, collaborative, and innovative partner, uniquely equipped to meet the complex demands of modernizing transportation systems.

Rekor’s Competitive Advantages

Rekor’s competitive edge lies in its ability to combine deep expertise, advanced technology, and a customer-centric approach to deliver unmatched value. Below are some key factors that differentiate Rekor in the market:

●

Comprehensive Solutions - A One-Stop Shop: Rekor works with its customers to develop a seamless, all-in-one solution, combining physical infrastructure expertise with advanced digital technologies. From roadway sensors to cloud-based data analytics, Rekor’s “concrete to cloud” approach simplifies deployment for customers and eliminates the need for multiple vendors, streamlining implementation and operations.

●

Deep Expertise in Roadway Sensor Deployment: With thousands of people-years of experience in roadway sensor deployments, Rekor offers unparalleled expertise. This depth of knowledge allows the company to design and implement scalable, efficient solutions tailored to the unique needs of transportation agencies and municipalities.

●

Advanced Data Collection & Analysis: Rekor collects detailed vehicle classification, count, and speed data across all 13 FHWA classes, along with deeper insights for connected, hybrid, and electric vehicles, as well as non-motorized roadway users such as bicycles and pedestrians. These capabilities provide customers with a comprehensive understanding of roadway activity, far surpassing most competitors in the market.

●

Non-Intrusive, Safety-Focused Technology: Rekor’s ability to collect data without disrupting roadways addresses critical safety concerns for its customers. This non-intrusive approach not only enhances safety but also reduces deployment costs and risks, providing a significant competitive advantage.

●

Proven Innovation in AI & Edge Processing: Rekor’s early adoption of AI and machine learning for vehicle recognition and roadway intelligence has given it a significant lead over competitors. The company’s proprietary edge processing and privacy filtering technologies further differentiate Rekor, enabling high-performance, privacy-compliant solutions that meet the evolving needs of the market.

●

Integrated Insights & Predictive Analytics: The Rekor One® platform combines data from roadway sensors, connected vehicles, weather, events, and historical trends to deliver real-time, historical, and predictive insights. This comprehensive capability empowers customers to make informed, proactive decisions, optimizing resource allocation and improving safety, traffic management, and urban mobility.

●

Seamless Integration with Existing Ecosystems: Rekor’s solutions integrate seamlessly with existing infrastructure, software platforms, and workflows, eliminating the need for costly rip-and-replace implementations. By leveraging existing customer data sets and fitting into familiar workflows, Rekor simplifies adoption and accelerates deployment, allowing customers to quickly realize value from its solutions.

●

Collaboration with Ecosystem Players: Rekor works closely with entrenched ecosystem players to integrate its technologies into their platforms, creating collaborative partnerships that enhance functionality and deliver superior results for end users.

Sustaining Leadership in a Competitive Market

Rekor is not just focused on technological innovation but also on providing unmatched customer value. The company prioritizes:

●	Design Innovation: Modular solutions that integrate seamlessly with existing infrastructure.
●	Security & Privacy: Proprietary technologies to ensure data protection and compliance with strict privacy standards.
●	Product Reliability: High-performance, durable solutions that exceed customer expectations.
●	Exceptional Support: Building long-term customer relationships through superior service and support.

Rekor’s “land and expand” growth strategy emphasizes scaling within its existing customer base while attracting new customers with its superior offerings. By upgrading infrastructure to collect reliable data, integrating it with third-party sources, and delivering actionable insights tailored to agency-specific needs, Rekor enables its customers to achieve greater efficiency and safety while driving innovation.

Addressing Competitive Challenges

As a relatively new entrant, Rekor operates in a highly competitive market, with rivals that boast significant technical, marketing, financial and other resource advantages, as well as larger installed device bases. Despite this, Rekor’s comprehensive platform, which spans a wide range of use cases, sets it apart from competitors that operate in narrower segments. By offering a full suite of solutions, Rekor meets the diverse needs of customers across public safety, transportation management, and urban mobility. As all of these agencies work together, Rekor has the added advantage in its go-to-market approach in that it can engage customers in one segment of its portfolio, and pull-through other segments over time.

By leveraging unmatched expertise in sensor deployment, groundbreaking technologies, and actionable insights that span from physical infrastructure to cloud-based systems, Rekor remains agile, scalable, and highly responsive to customer needs. This combination ensures continued leadership in the rapidly evolving roadway intelligence market.

As governments increasingly focus on technology advancement, AI innovation, and infrastructure modernization, Rekor is uniquely positioned to align with these priorities. Renewed emphasis on law and order, combined with initiatives like the 2025 Executive Order on “Removing Barriers to American Leadership in Artificial Intelligence,” underscore the importance of proven, scalable technologies that can efficiently modernize transportation systems. Rekor’s flexible, integrative solutions align perfectly with this vision, positioning the company to lead the next generation of roadway intelligence, creating smarter, safer, and more efficient transportation infrastructure and urban mobility for communities nationwide.

Marketing and Sales

We offer products and services in multiple markets, using direct sales, an eCommerce platform and extensive partnerships and alliances. Our direct sales force has been organized into groups aligned to the Intelligent Traffic Systems (“ITS”) chapters and other targeted market segments, with a primary focus on direct-to-end-user sales through a high-touch consultative process. In addition, we have established partnerships and strategic alliances that allow us to bundle our technology into purpose-built solutions for various national and global market segments.

As we continue to increase our roadway intelligence engagement with national, state and municipal DOTs, we remain focused on law enforcement communities – both directly and indirectly through strategic partners and resellers/integrators. Our market-leading solutions can provide significant value to DOTs for traffic management, planning and operations, and to municipal planning organizations for urban mobility. In addition to these agencies, our solutions also enable law enforcement, intelligence-based policing, corporate campus security, and regulatory compliance for public security. Our technology enables us to understand vehicle characteristics and behaviors beyond simple license plate capture, and digital vehicle signatures – extending into traffic analytics, sustainability metrics, and weigh-in-motion studies for motorized as well as non-motorized movements, such as bicycles and pedestrians. In 2025, we will be working to extend our reach into smaller communities as we continue to serve medium-large DOT and law enforcement departments with our direct sales representatives.

Given that our primary market is state and local governments in the United States, the majority of our sales efforts involve a request for proposal process and/or grant application process. In 2025, we will continue to capture and submit proposals and apply for grants for our customers, while also seeking opportunities to submit concurrently with strategic partners.

Our eCommerce platform allows us to provide products and services to international customers and begin to penetrate markets outside North America without the need for a large international sales force. It offers businesses and individuals around the world a convenient way to purchase our high-value vehicle recognition solutions with just a credit card and a click. The platform allows for self-service sign-up and a range of subscription options while also funneling customers directly to our sales support team if they need more information. Our Edge Pro camera system is the first hardware device for sale directly through the eCommerce platform. With our ALPR software preloaded, customers can activate AI-based vehicle recognition services through a subscription online or by telephone. The device is shipped globally, with optional enhancements for solar power and various pole configurations.

Research and Development

The highly competitive industries where we compete require that we keep up with the latest technological advancements. As such, our success is reliant upon a consistent and timely release of innovative products, new rich data services, and advanced technologies to the market. To ensure our competitive edge, we must follow cutting-edge technologies and enhance our existing offerings, through rigorous research and development to expand our range of solutions. This involves developing new AI models and algorithms, licensing intellectual property, and acquiring third-party datasets and technology. We are committed to staying abreast of our customers' technological developments, adhering to industry standards, and meeting their increasingly stringent demands for performance, productivity, quality, and predictability. As a result, we plan to continue to make significant investments in research and development and data and analytics as we strive to maintain our position as a leader in our field.

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

Acquisitions

On January 2, 2024, we completed the ATD Acquisition. Additional information concerning the ATD Acquisition is provided in this Annual Report on Form 10-K under ITEM 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

Human Capital Management

We look for our employees to represent the best and brightest in our industry and the talent we select to be a part of our team defines our culture and success. Our global workforce is highly educated, technical and specialized, with a substantial majority of employees working in technical roles.

As of March 18, 2025, we had 323 employees, of which 319 were full-time and four considered part-time. Although the competition for top talent in our area is significant, to date, we have been fortunate to have engaged highly qualified employees as needed. We are working to ensure that our growth efforts are not constrained by a lack of qualified personnel.

Seasonality

We derive revenues substantially from the sale of software, hardware and related services and do not currently anticipate a significant seasonality impact on our revenues. There is a portion of our revenue that requires our technicians and field support teams to work outside. Their ability to work and provide services to our end customers can be impacted by inclement weather in the winter months and storm seasons. Should our penetration of tolling and other markets involving per recognition fees expand, we would also expect to become more subject to seasonal traffic patterns.

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

For the year ended December 31, 2024, we had a net loss of $61,410,000. We have experienced and expect to continue to experience significant expenses related to acquisitions and the development of new products and services. Although we have deliberately incurred losses in the past as we worked to develop, test and popularize our products and services, a significant portion of our expenses are fixed in advance and we cannot assure that we will be profitable in the future or that our financial performance will sustain a sufficient level to completely support operations. Our ability to become profitable in future periods could be impacted by factors that are not in our control, including government activity and regulation, economic instability and other items. e. ,. Our success as a technology-based company focused on roadway intelligence will require us to generate sufficient new revenues from the roadway intelligence market to support our business plan while continuing to operate as a public company. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund operations and achieve our business plan and could cause the market price of our common stock to decline.

The market for certain of our solutions is new and unproven, may decline or experience limited growth and is dependent in part on our ability to attract new customers to adopt our platform and use our services.

The market for an ecosystem that connects government agencies, service providers and, ultimately, drivers is relatively new and some aspects of it are unproven. As a result, it is subject to several risks and uncertainties. We believe that our future success will significantly depend in large part on the growth, if any, of this market. The use of advanced vehicle recognition systems and marketplace data to obtain data on vehicles, drivers and the environment is still relatively new and potential customers may not recognize the need for, or benefits of, our platform and solutions. They also may have difficulty understanding or have misconceptions about the technologies we use. This could cause them to move cautiously in deploying our products and services or choose other vendors or providers who might appear to offer similar products.

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

We rely on outsourcing partners primarily located in Europe and Asia to supply and manufacture many components of substantially all of our hardware products. Any failure of these partners to perform can have a negative impact on our cost or supply of components or finished goods. In addition, manufacturing or logistics in these locations or transit to final destinations can be disrupted or become more costly for a variety of reasons, including international trade disputes, natural and man-made disasters, information technology system failures, commercial disputes, military actions, and economic, business, labor, environmental, public health or political issues.

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

The timing of our revenue from sales to commercial and government clients is difficult to predict. These efforts require us to educate our clients about the use and benefit of our services, including the technical capabilities and potential cost savings to an organization. Both governmental and commercial clients typically undertake a significant evaluation and pilot testing process that has in the past resulted in lengthy sales cycles, typically several months. Government oversight and alignment of operational needs and political support may also introduce delay. We may spend substantial time, effort and money on our sales efforts without any assurance that these efforts will produce any sales. In addition, sales and subscriptions are frequently subject to budget constraints and unplanned administrative, processing and other delays. If sales expected from a specific client for a particular reporting period are not realized in that period or at all, our results could fall short of expectations and our business, operating results and financial condition could be adversely affected.

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

Our operating results may be harmed if we are required to collect sales or other related taxes or duties for our licensing and subscription products and services or pay regulatory fees in jurisdictions where we have not historically done so.

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

Because demand for our solutions and services is sensitive to changes in the level of economic activity, our business may suffer during economic downturns. During periods of weak economic growth or economic contraction, the demand for outsourced services could decline. In addition, market forces may restrict our ability to sustain funding for our sales and support efforts. When the level of demand for our products and services drops, our operating profit could be impacted unfavorably because expenses may not decline as quickly as revenues. In these periods, we can only reduce selling and administrative expenses to a certain level without negatively impacting the long-term potential of our business.

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

We may be limited in the portion of net operating loss carryforwards that we can offset future taxable income for U.S. federal and state income tax purposes. As of December 31, 2024, we had gross federal and state net operating loss carryforwards, or NOLs, of approximately $190,624,000 and $180,859,000, respectively. A lack of future taxable income could adversely affect our ability to use these NOLs. In addition, future changes in our stock ownership, including through acquisitions, could result in ownership changes under Section 382 of the Internal Revenue Code and may result in a limitation on the amount of NOL carryforwards that could be used annually to offset future taxable income and taxes payable. Our NOLs at December 31, 2024 may also be impaired under similar provisions of state law and may expire unused or underused, which would prevent us from using our NOL carryforwards to offset future taxable income.

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

As of March 28, 2025, we have a total of 110,912,209 shares of common stock outstanding. Based on shares outstanding as of March 28, 2025, 14,479,276 shares of common stock, or 13.1%, are beneficially owned by our officers, directors and their affiliated entities, and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, 9,255,659 shares of our common stock that are subject to outstanding options, restricted stock units and warrants as of March 28, 2025, will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, and Rules 144 and 701 under the Securities Act.

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

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. We cannot assure investors that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors, and investors purchasing our shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we may sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share paid by investors. On February 10, 2025, we entered into an At Market Issuance Sales Agreement pursuant to which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $25,000,000. As of March 28, 2025, we issued 5,148,600 shares under the Sales Agreement.

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

As of March 28, 2025, our executive officers, directors, five percent or greater stockholders and their respective affiliates owned in the aggregate approximately 13.1% of our common stock.

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

Our information security procedures are overseen by our Vice President of Risk Management, supported by our Chief Technology Officer and our IT Manager, who are responsible to provide regular reports to our Interim President and Chief Executive Officer and Chief Financial Officer as well as the Technology and Social Responsibility Committee and the Governance Committee of our Board. These procedures are responsible for identifying, assessing, and managing cybersecurity threats and risks and work to monitor and evaluate our threat environment and risk profile using various methods. These methods include evaluating our and our industry’s risk profile, coordinating with law enforcement concerning select threats, and engaging with third parties to conduct external audits and threat assessments for certain systems.

Our Information Security Policy and procedures are reviewed on an ongoing basis. These procedures are implemented by our Vice President of Risk Management, assisted by a managed service provider (“MSP”). Our MSP has over 15 years of experience and possesses various cybersecurity certifications. Third-party service providers can assist us from time to time in identifying, assessing, and managing material risks from cybersecurity threats, including for example cybersecurity consultants and software providers, managed cybersecurity service providers, threat intelligence service providers, forensic investigators, penetration testing firms, dark web monitoring services, and professional services firms, including legal counsel and auditors. By partnering with these specialized providers, we can leverage their insights and expertise to implement cybersecurity strategies and processes that are designed to align with industry best practices.

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

H.C Wainwright & Co., LLC

In March 2023, the Company entered into an engagement letter with H.C. Wainwright & Co., LLC, ("HCW"), related to a capital raise. That letter agreement contained provisions for both a “tail” fee due to HCW for any subsequent transactions the Company may enter into during the specified tail period with investors introduced to the Company by HCW during the term of the letter, as well as a right of first refusal ("ROFR") to act as the Company's exclusive underwriter or placement agent on any subsequent financing transactions utilizing an underwriter or placement agent occurring within twelve months from the consummation of a transaction pursuant to the engagement letter.

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

On February 29, 2024, HCW initiated the new action with the filing of complaint in New York State Supreme Court. In this lawsuit, HCW advances the same breach of contract theory and seeks to recover the same damages as sought in the prior now-dismissed lawsuit. In addition, HCW seeks to recover an additional $2,156,000 in damages plus the value of warrants to purchase an aggregate of up to 805,000 shares of common stock at an exercise price of $3.125 per share in connection with Rekor’s February 2024 offering, which we refer to as the 2024 Public Offering. HCW alleges that Rekor breached its engagement letter with HCW by failing to give HCW notice of this offering and failing to provide HCW with the opportunity to exercise the ROFR with respect to this transaction. On May 3, 2024, Rekor answered HCW’s complaint and filed counterclaims against HCW and Armistice Capital LLC ("Armistice") relating to Rekor’s March 2023 Registered Direct Offering, Armistice’s trading activity in Rekor common stock, and Rekor’s 2024 Public Offering. After HCW and Armistice moved to dismiss Rekor’s counterclaims, Rekor filed amended counterclaims on October 1, 2024. Rekor seeks to recover damages from HCW and Armistice.  HCW and Armistice have now moved to dismiss the amended counterclaims. Those motions are pending. Discovery is ongoing in the matter.

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

Thereafter, Claimants appealed the determination by filing objections and requesting a hearing before an Administrative Law Judge. The Company likewise filed a request for an award of attorneys’ fees. On January 4, 2024, the Office of Administrative Law Judges (“OALJ”) processed the appeals and issued its Notice of Docketing and Order of Consolidation. On February 28, 2024, the OALJ issued an Order setting forth a revised schedule governing the case with the start of the hearing scheduled for March 3, 2025. In advance of the March 3, 2025 hearing, the parties agreed to bifurcate the matter into two separate hearings. The first hearing from March 3-5, 2025 was set to address liability and the second from April 24-25, 2025 was set to address damages. The parties were able to settle the claim filed by one employee in advance of the March 3, 2025 hearing. The hearing did proceed for the claim filed by another employee. The Court did not make a finding on liability at the hearing. The Court has requested that the parties prepare and submit post-hearing briefs on or before April 19, 2025. The Company does not know when the Court will make its findings after the receipt of the briefs. The parties are next set to appear before the Court on April 24-25, 2025 to address damages.

The Company believes these claims are without merit. The Company intends to vigorously defend itself in this lawsuit.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Capital Market under the symbol “REKR”.

Holders

As of March 28, 2025, there were 48 registered holders of record of our common stock, excluding stockholders for whom shares are held in “nominee” or “street name.” The actual number of common stockholders is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

2023 Promissory Notes with Warrants

As previously disclosed under Item 3.02 in the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2023, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell to the investors in a private placement transaction (i) up to $15,000,000 in aggregate principal amount of senior secured promissory notes (the "2023 Promissory Notes"), and (ii) warrants to purchase up to an aggregate of 7,500,000 shares of common stock of the Company. In connection with the initial closing on January 18, 2023, the Company issued $12,500,000 in aggregate principal amount of notes and warrants to purchase 6,250,000 shares of Common Stock, resulting in proceeds to the Company of $12,500,000 before reimbursement of expenses.

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

ATD Acquisition

As previously disclosed under Item 3.02 in the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2024, as part of the purchase price for the ATD acquisition the Company issued 2,832,135 shares of the Company’s common stock as part of the consideration. Additionally, 664,329 shares were be issued and delivered to the Seller on the twelve-month anniversary of the Closing Date. The ATD Holdback Shares were deemed to be liability based and are measured at fair value each reporting period. The shares issued and issuable in connection with the ATD Acquisition have been registered on a resale registration statement on Form S-3, declared effective by the SEC on June 17, 2024.

2023 Promissory Notes Redemption

On March 4, 2024, the Company completed the redemption of all the 2023 Promissory Notes. The 2023 Promissory Notes at the redemption price of 115% of the $12,500,000 aggregate principal amount of the 2023 Promissory Notes, or approximately $14,375,000, plus accrued and unpaid interest to the redemption date of approximately $263,000, (the “Redemption Payment”). The noteholders elected to accept $1,875,000 of the Redemption Payment in the form of 750,000 unregistered shares of the Company’s common stock, par value $0.0001 per share, having a value of $2.50 per share, with the remainder of the Redemption Payment paid in cash. On July 19, 2024, the Company filed a registration statement on Form S-3 to register these shares, which was declared effective by the SEC on July 30, 2024.

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

General

The information provided in this discussion and analysis of Rekor’s financial condition, and results of operations covers the years ended December 31, 2024 and 2023. In 2024, we completed the acquisition of 100% of the issued and outstanding limited liability company interests of All Traffic Data Systems (“ATD”).

Acquisitions and Dispositions

On January 2, 2024, we completed the acquisition of All Traffic Data Services, LLC (“ATD”) for an aggregate purchase price of $20,576,000. See Note 2 to our consolidated financial statements for additional information related to our acquisition of ATD.

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

●

Accelerated Business Development and Marketing – Our ability to compete in a large, competitive and rapidly evolving industry will require us to achieve and maintain a visible leadership position. As a result, we have made significant investments in our business development, marketing and eCommerce activities to increase awareness and market adoption of our products and services within key markets. If we are able to maintain a sustained presence in the market, the continued development of strategic partnerships and other economies of scale will reduce the level of costs necessary to support sales of our products and services. However, the speed at which these markets grow to the degree to which our products and services are adopted is uncertain.

●

Infrastructure Investment and Jobs Act (“IIJA”) and the Bipartisan Infrastructure Law (“BIL”) - The IIJA, signed into law on November 15, 2021, provides for significant national investments in the transportation systems in the United States, including over $150 billion in new spending on roadway infrastructure, including intelligent transportation systems. We believe that there will continue to be bi-partisan support for these programs and that our comprehensive offering of solutions positions the Company well to emerge as a technology leader in the expanded market for roadway intelligence that will benefit from this legislation. We have identified opportunities to access federal funding streams, and we are working to implement a program that capitalizes on this unprecedented U.S. federal investment in public safety, homeland security, and transportation infrastructure and ensures that our customers are positioned to capture as much of this extraordinary government spending as possible. Beyond the many recurring federal grant programs that could support customer purchases, and the $350 billion in American Rescue Plan Act allocations that public agencies are receiving now, we are particularly excited about the prospect of benefitting from the following new grant sources that are contained in the IIJA: $200 million annually for a “Safe Streets and Roads for All” program that would make competitive grants for state projects that significantly reduce or eliminate transportation-related fatalities. $150 million for the current administration to establish a grant program to modernize state data collection systems $500 million for the Strengthening Mobility and Revolutionizing Transportation (“SMART”) Grant Program that would support demonstration projects on smart technologies that improve transportation efficiency and safety.

●

Recent Acquisition - In the current year, Rekor has acquired one subsidiary as part of its plans to advance its appeal to national and local transportation agencies. We acquired one of the leading existing providers of traffic data services in the United States. This acquisition has led to increased visibility for the Company among national and state level DOTs in the United States.

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

Depreciation and Amortization

Depreciation and amortization expenses are primarily attributable to our capital investments and consist of fixed asset depreciation, amortization of intangibles considered to have finite lives, and amortization of capitalized internal-use software costs.

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

Income Tax Provision

Income tax provision consists primarily of income taxes in certain domestic jurisdictions in which we conduct business. We have recorded deferred tax assets for which a full valuation allowance has been provided, including net operating loss carryforwards and tax credits. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that those deferred tax assets may not be realized based on our history of losses.

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

	Year ended December 31,
(Dollars in thousands)	2024	2023
Revenue	$46,028	$34,933
Cost of revenue, excluding depreciation and amortization	23,344	16,499

Operating expenses:
General and administrative expenses	30,676	27,038
Selling and marketing expenses	7,858	7,347
Research and development expenses	18,766	18,271
Impairment of intangible assets	10,214	-
Depreciation and amortization	9,493	7,894
Total operating expenses	77,007	60,550

Loss from continuing operations	(54,323)	(42,116)
Other income (expense):
(Loss) gain on extinguishment of debt	(4,693)	527
Interest expense, net	(2,645)	(3,596)
Gain on remeasurement of ATD Holdback Shares	599	-
Loss on offering costs - Prepaid Advance	(888)	-
Loss on settlement of Prepaid Advance	(900)	-
Gain on the sale of Global Public Safety	1,500	-
Other expense, net	(15)	(468)
Total other expense, net	(7,042)	(3,537)
Loss before income taxes	(61,365)	(45,653)
Provision for income taxes	45	32
Net loss	$(61,410)	$(45,685)

Comparison of the Years Ended December 31, 2024 and 2023

Revenue

	Year ended December 31,		Change
(Dollars in thousands)	2024	2023	$	%
Revenue	$46,028	$34,933	$11,095	32%

The increase in revenue for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily attributable to our Urban Mobility product line. During the year ended December 31, 2024, revenue attributable to our Urban Mobility product line was $28,688,000 compared to $16,773,000 for the year ended December 31, 2023. During the year ended December 31, 2024, revenue attributable to our ATD acquisition was $10,125,000 and is included as part of our Urban Mobility revenue stream.

Cost of Revenue, Excluding Depreciation and Amortization

	Year ended December 31,		Change
(Dollars in thousands)	2024	2023	$	%
Cost of revenue, excluding depreciation and amortization	$23,344	$16,499	$6,845	41%

For the year ended December 31, 2024, cost of revenue, excluding depreciation and amortization increased compared to prior year primarily due to an increase in personnel and other direct costs such as hardware that were incurred to support our increase in revenue. The costs of revenue increased at a higher rate than our revenue increased as our mix of revenue shifted to more labor intensive activities. As we continue to deploy our technology, we anticipate our margins to improve. Additionally, during the year ended December 31, 2024, $3,672,000 of the increase was related to our acquisition of ATD.

Operating Expenses

	Year ended December 31,		Change
(Dollars in thousands)	2024	2023	$	%
Operating expenses:
General and administrative expenses	$30,676	$27,038	$3,638	13%
Selling and marketing expenses	7,858	7,347	511	7%
Research and development expenses	18,766	18,271	495	3%
Impairment of intangible assets	10,214	-	10,214	-
Depreciation and amortization	9,493	7,894	1,599	20%
Total operating expenses	$77,007	$60,550	$16,457	27%

General and Administrative Expenses

For the year ended December 31, 2024, the increase in general and administrative expenses compared to the year ended December 31, 2023, was primarily due to:

●	a $2,150,000 increase in payroll and payroll related expenses which includes $1,294,000 related to our operations of ATD.
●	a $661,000 and $323,000 increase in rent and utility expense, respectively, which are primarily related to the additional leases as part of the ATD acquisition.
●	a $269,000 increase in insurance expense which is primarily related to higher premiums and the addition of the ATD operations.
●	a $236,000 increase in board fees, excluding share-based compensation due to the additional board members in 2024.

Selling and Marketing Expenses

The increase in selling and marketing expenses during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to a $610,000 increase as result of the acquisition of ATD.

Research and Development Expense

Research and development expenses during the year ended December 31, 2024, compared to the year ended December 31, 2023, remained consistent.

Impairment of Intangible Assets

As a result of sales performance being below expectation in part due to slower customer adoption, longer sales cycles and market conditions, the Company identified a triggering event and performed an analysis of its intangible assets. As a result of the forementioned factors and their potential future impact, the Company recognized an impairment charge of $10,214,000 as of December 31, 2024.

Depreciation and Amortization

The increase in depreciation and amortization during the year is attributable primarily to the intangible assets that were acquired as part of our acquisition of ATD.

Other Income (Expense)

	Year ended December 31,		Change
(Dollars in thousands)	2024	2023	$	%
Other income (expense):
(Loss) gain on extinguishment of debt	$(4,693)	$527	$(5,220)	-991%
Interest expense, net	(2,645)	(3,596)	951	26%
Gain on remeasurement of ATD Holdback Shares	599	-	599	-
Loss on offering costs - Prepaid Advance	(888)	-	(888)	-
Loss on settlement of Prepaid Advance	(900)	-	(900)	-
Gain on the sale of Global Public Safety	1,500	-	1,500	-
Other expense, net	(15)	(468)	453	97%
Total other expense, net	$(7,042)	$(3,537)	$(3,505)	-99%

Loss on extinguishment of debt was a result of early redemption of the 2023 Promissory Notes. As part of the redemption, we recorded accelerated debt issuance costs of $2,818,000 and a Redemption Payment of $1,875,000 which we settled through the issuance of common stock.

Interest expense decreased period over period due to the early redemption of the 2023 Promissory Notes.

In connection with the sale of Global Public Safety, we recognized a gain on the sale of the business of $1,500,000 during the year ended December 31, 2024.

On August 14, 2024, we entered into a Prepaid Advance Agreement under which funds were advanced to the Company and the lender had the ability to satisfy the advance in exchange for shares in the Company. We incurred issuance costs and original issuance discounts totaling approximately $888,000 associated with the issuance of the Prepaid Advance. Additionally, during the year the Company elected to terminate the Prepaid Advance Agreement. All amounts due were settled and we recorded $900,000 in charges related to the settlement of the Prepaid Advance liability.

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

The following table sets forth the components of the EBITDA and Adjusted EBITDA for the periods included (dollars in thousands):

	Year ended December 31,
	2024	2023
Net loss	$(61,410)	$(45,685)
Provision for income taxes	45	32
Interest expense, net	2,645	3,596
Depreciation and amortization	9,493	7,894
EBITDA	$(49,227)	$(34,163)

Share-based compensation	4,829	4,352
Loss (gain) on extinguishment of debt	4,693	(527)
Impairment of intangible assets	10,214	-
Loss on offering costs - Prepaid Advance	888	-
Loss on settlement of Prepaid Advance	900	-
Gain on the sale of Global Public Safety	(1,500)	-
Loss due to the remeasurement of the STS Earnout and Contingent Consideration, net	100	384
Impairment of SAFE agreement	-	101
Adjusted EBITDA	$(29,103)	$(29,853)

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

The following table sets forth the components of the Adjusted Gross Profit and Adjusted Gross Margin for the periods included (dollars in thousands):

	Year ended December 31,
	2024	2023
	(Dollars in thousands, except percentages)
Revenue	$46,028	$34,933
Cost of revenue, excluding depreciation and amortization	23,344	16,499
Adjusted Gross Profit	$22,684	$18,434
Adjusted Gross Margin	49.3%	52.8%

Adjusted Gross Margin for the year ended December 31, 2024 decreased from 52.8% to 49.3% compared to the year ended December 31, 2023. The fluctuation in Adjusted Gross Margin is typically correlated to the mix of software sales versus service type work. Typically our software sales carry a higher Adjusted Gross Margin.

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

	Year ended December 31,
	2024	2023	Change
			$	%
Recurring revenue	$22,590	$20,755	$1,835	9%

We expect to continue efforts to secure long-term contracts with recurring revenue as part of our business model, which is intended to cause recurring revenue growth in future periods to continue to increase. However, procurement requirements for some of our largest customers may result in periods when there is an increase one-time sales as compared to recurring revenues, which may cause the proportion of recurring revenues generated in those periods to fluctuate. In addition, there may be an increase in one time sales as a result of initial installations related to the development of recurring revenue.

Performance Obligations

While a portion of the total contract value won in a particular period represents revenue earned during the period, the remainder represents future performance obligations that can provide an indication of our future revenues. As of December 31, 2024, we had approximately $14,450,000 of performance obligations with respect to contracts that were closed prior to December 31, 2024 but have a contractual period beyond December 31, 2024. These contracts generally cover a term of one to five years, during which the Company will recognize revenue ratably over the contract term. We currently expect to recognize approximately $12,036,000 of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the following four years. On occasion, our customers will prepay the full contract or a substantial portion of the contract. Amounts related to the prepayment of the contract related to the performance obligation for a service period that is not yet met are recorded as part of our contract liabilities balance.

Lease Obligations

As of December 31, 2024, we had significant leased building space at the following locations:

●	Columbia, Maryland – The corporate headquarters
●	Tel Aviv, Israel

We believe our facilities are in good condition and adequate for their current use. We expect to improve, replace and increase facilities as considered appropriate to meet the needs of our planned operations.

Liquidity and Capital Resources

The net cash flows from operating, investing and financing activities for the periods below were as follows (dollars in thousands):

	Year ended December 31,
	2024	2023	Change
			$	%
Net cash used in operating activities - continuing operations	$(32,469)	$(32,178)	$(291)	-1%
Net cash (used in) provided by investing activities	(9,370)	270	(9,640)	-3570%
Net cash provided by financing activities	31,455	45,602	(14,147)	-31%
Net (decrease) increase in cash, cash equivalents and restricted cash and cash equivalents - continuing operations	$(10,384)	$13,694	$(24,078)	-176%

Net cash used in operating activities for the year ended December 31, 2024, increased by $291,000, which was primarily attributable to an increased loss which was offset by non-cash adjustments during the year, primarily the loss on extinguishment of debt of $4,693,000.

The increase in net cash used in investing activities was primarily due to the net cash outflow of $9,222,000 related to the acquisition of ATD.

Net cash provided by financing activities for the year ended December 31, 2024 decreased by $14,147,000 from the year ended December 31, 2023. During the year ended December 31, 2024, as part of our 2024 Public Offering and Prepaid Advance, we received net proceeds of $26,362,000 and $14,100,000, respectively, these proceeds were partially offset by the repayment of our 2023 Promissory Notes. During the year ended December 31, 2023, as part of our 2023 Promissory Notes and the 2023 Registered Direct Offering, we received net proceeds of $11,100,000 and $9,159,000, respectively. Additionally, in the third quarter of 2023, we received gross proceeds of $10,996,000 related to the exercise of warrants associated to the 2023 Registered Direct Offering. Lastly, in the fourth quarter of 2023, we raised $14,330,000 related to our Series A Prime Revenue Sharing Notes.

For the years ended December 31, 2024 and 2023, we funded our operations primarily through cash from operating activities, the issuance of debt and the sale of equity. As of December 31, 2024, we had unrestricted cash and cash equivalents of $5,329,000 and working capital of $1,707,000, as compared to unrestricted cash and cash equivalents of $15,713,000 and working capital of $8,100,000 as of December 31, 2023.

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

The Company has generated losses and negative operating cashflows since its inception and has relied on external sources of financing to support the cash flow from operations. The Company attributes losses to non-capital expenditures related to the scaling of existing products and services, development of new products and services and marketing efforts associated with these existing and new products and services. As of and for the year ended December 31, 2024, the Company had working capital of  $1,707,000 and a net loss of $61,410,000.

Based on the Company's current business plan assumptions and the expected cash burn rate, the Company believes that the existing cash is insufficient to fund its current level of operations for the next twelve months following the issuance of these consolidated financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

On February 10, 2025, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with Northland Securities, Inc., pursuant to which the Company may, from time to time, offer and sell shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $25,000,000. See Note 16 to our consolidated financial statements for additional information related to the Sales Agreement.

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

We have certain contractual obligations for future payments. See Note 7 to our consolidated financial statements for our required operating and financing lease payments and Note 9 for our required debt payments.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of our operations is based upon our audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ from these estimates under different assumptions or conditions.

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

Valuation of long lived assets

Fixed assets and amortizable intangible assets are reviewed for impairment as events or changes in circumstances occur indicating that the carrying value of the asset may not be recoverable. Undiscounted cash flow analyses are used to determine if the carrying amount of the asset is recoverable. If impairment is determined to exist, the charge is calculated based on estimated fair value.

Our analysis requires a blend of judgment and estimation, relying on both quantitative data and qualitative insights to assess our ability to sustain our operations over the forward-looking period. Management’s analysis involves a comprehensive evaluation of numerous factors to determine whether we can continue our operations during the look-forward period.

We evaluate our recent financial performance and our ability to meet our projected financial performance. Factors such as financial projections, profitability and cash flow require estimation and are examined to gauge our financial health.

Conducting a fair value analysis is an exercise in judgment, requiring us to evaluate data points, forecasts, and qualitative insights to arrive at a comprehensive assessment of our ability to derive value from our assets during the look-forward period. In this process, we must exercise caution, recognizing the inherent uncertainties and limitations of our estimations and financial analysis while striving to provide feasible plan.

Business Combinations

We account for business combinations by recognizing the fair value of acquired assets and liabilities. The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we make estimates and assumptions, especially with respect to intangible assets such as identified customer relationships and trade names. We generally determine the fair value of acquired customer relationships using the multi-period excess earnings method, a form of the income approach. Estimates in valuing identifiable intangible assets include, but are not limited to, projected revenue growth rates, customer retention rates and an appropriate discount rate. Our estimate of fair value is based upon assumptions we believe to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates. During the measurement period, we may make adjustments to the fair value of assets acquired and liabilities assumed, with offsetting adjustments to goodwill.

New Accounting Pronouncements

See Item 8 of Part II, “Financial Statements and Supplementary Data — Note 1 — Business and Significant Accounting Policies”.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Rekor Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rekor Systems, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and will need to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter – Auditing the Fair Value of Intangible Assets Acquired in a Business Combination

As described in Note 2 to the consolidated financial statements, the Company completed the acquisition of all of the outstanding membership interests of All Traffic Data Service, LLC (“ATD”) on January 2, 2024 for total consideration of $20.6 million. The Company accounted for this transaction as a business combination under the acquisition method of accounting whereby the fair value of the consideration transferred was allocated to the assets acquired, including a customer relationship intangible asset of $11.9 million and trade names of $0.2 million, and liabilities assumed based upon their acquisition date fair values. Management estimated the fair value of the customer relationship intangible asset using a multi-period excess earnings method whereby residual forecasted cash flows expected to be derived from the intangible asset over the economic life of the asset, adjusted for expected attrition, are discounted to present value.

We identified the valuation of the customer relationship intangible asset at the ATD acquisition date as a critical audit matter because of the significant assumptions management used in estimating the fair values, including forecasted cash flows and the selection of a discount rate for the customer relationship intangible asset. Auditing management’s assumptions involved a high degree of auditor judgment and an increased audit effort, including the use of valuation specialists, due to the impact these assumptions could have on the accounting estimates.

Our audit procedures related to the valuation of the customer relationship intangible asset included the following, among others:

●	We reviewed the interest purchase agreement to understand and evaluate the terms of the acquisition and accounting for the acquisition.
●

We tested the reasonableness of management’s forecasted cash flows used in the valuation of the customer relationship intangible asset. This testing included analyzing ATD’s historical revenue growth rates, margins, customer attrition rate, and capital expenditures and comparing them to the forecasted amounts. Additionally, we considered the post-acquisition performance trajectory of the Company’s most recent prior business combination in order to establish a benchmark.

We utilized our valuation specialists to perform the following procedures, among others:

●	Evaluate the appropriateness of the valuation method used by management to estimate the fair values of the customer relationship intangible asset and test the mathematical accuracy of the model.
●	Assess the reasonableness of certain key inputs used to develop the fair value measurements including the discount rate and the inputs to the cost of capital assumption
●	Test the fair value measurement for the customer relationship intangible asset by performing an independent calculation of the value

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019

Morristown, NJ

March 31, 2025

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$5,013	$15,385
Restricted cash	316	328
Accounts receivable, net	7,232	4,955
Inventory	4,297	3,058
Note receivable, current portion	340	340
Other current assets	2,732	1,270
Total current assets	19,930	25,336
Long-term assets
Property and equipment, net	11,048	13,188
Right-of-use operating lease assets, net	9,348	9,584
Right-of-use financing lease assets, net	2,317	1,989
Goodwill	24,313	20,593
Intangible assets, net	14,450	17,239
Note receivable, long-term	142	482
Deposits	927	3,740
Total long-term assets	62,545	66,815
Total assets	$82,475	$92,151
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	4,330	5,139
Notes payable, current portion	1,000	1,000
Loans payable, current portion	79	75
Lease liability operating, short-term	2,310	1,261
Lease liability financing, short-term	900	547
Contract liabilities	3,439	3,604
Liability for ATD Holdback Shares	1,036	-
Other current liabilities	5,129	5,610
Total current liabilities	18,223	17,236
Long-term liabilities
Notes payable, long-term	-	1,000
2023 Promissory Notes, net of debt discount of $0 and $1,012, respectively	-	2,988
2023 Promissory Notes - related party, net of debt discount of $0 and $2,149, respectively	-	6,351
Series A Prime Revenue Sharing Notes, net of debt discount of $263 and $447, respectively	9,737	9,553
Series A Prime Revenue Sharing Notes - related party, net of debt discount of $132 and $223, respectively	4,868	4,777
Loans payable, long-term	194	273
Lease liability operating, long-term	12,371	13,445
Lease liability financing, long-term	977	1,057
Contract liabilities, long-term	1,298	1,449
Deferred tax liability	79	65
Other long-term liabilities	587	587
Total long-term liabilities	30,111	41,545
Total liabilities	48,334	58,781
Commitments and contingencies (note 12)
Stockholders' equity
Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of December 31, 2024 and December 31, 2023, respectively. No preferred stock was issued or outstanding as of December 31, 2024 or 2023, respectively.	-	-
Common stock, $0.0001 par value; authorized; 300,000,000 shares; issued: 104,700,593, shares at December 31, 2024 and 69,273,334 at December 31, 2023; outstanding: 104,541,073 shares at December 31, 2024 and 69,176,826 at December 31, 2023	10	7
Treasury stock - at cost, 159,520 and 96,508 shares as of December 31, 2024 and 2023, respectively	(711)	(522)
Additional paid-in capital	294,935	232,568
Accumulated deficit	(260,093)	(198,683)
Total stockholders’ equity	34,141	33,370
Total liabilities and stockholders’ equity	$82,475	$92,151

The accompanying notes are an integral part of these consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year ended December 31,
	2024	2023
Revenue	$46,028	$34,933
Cost of revenue, excluding depreciation and amortization	23,344	16,499

Operating expenses:
General and administrative expenses	30,676	27,038
Selling and marketing expenses	7,858	7,347
Research and development expenses	18,766	18,271
Impairment of intangible assets	10,214	-
Depreciation and amortization	9,493	7,894
Total operating expenses	77,007	60,550

Loss from operations	(54,323)	(42,116)
Other income (expense):
(Loss) gain on extinguishment of debt	(4,693)	527
Interest expense, net	(2,645)	(3,596)
Gain on remeasurement of ATD Holdback Shares	599	-
Loss on offering costs - Prepaid Advance	(888)	-
Loss on settlement of Prepaid Advance	(900)	-
Gain on the sale of Global Public Safety	1,500	-
Other expense, net	(15)	(468)
Total other expense, net	(7,042)	(3,537)
Loss before income taxes	(61,365)	(45,653)
Provision for income taxes	45	32
Net loss	$(61,410)	$(45,685)
Loss per common share - basic and diluted	$(0.71)	$(0.72)
Weighted average shares outstanding
Basic and diluted	86,717,724	63,168,299

The accompanying notes are an integral part of these consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Shares of Common Stock	Common Stock	Shares of Treasury Stock	Treasury Stock at Cost	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2022	54,405,080	$5	41,522	$(417)	$202,747	$(152,998)	$49,337
Stock-based compensation	-	-	-	-	4,352	-	4,352
Issuance upon exercise of stock options	141,166	-	-	-	158	-	158
Issuance upon vesting of restricted stock units	903,485	-	-	-	-	-	-
Fair value allocated to warrants with 2023 Promissory Notes	-	-	-	-	5,125	-	5,125
Shares withheld upon vesting of restricted stock units	(54,986)	-	54,986	(105)	-	-	(105)
Issuance upon exercise of Series A warrants	36,375	-	-	-	32	-	32
Issuance of common stock upon exercise of pre-funded warrants	772,853	-	-	-	1	-	1
Net proceeds from 2023 Registered Direct Offering	6,100,000	1	-	-	9,158	-	9,159
Issuance upon exercise of 2023 Registered Direct Offering Warrants	6,872,853	1	-	-	10,995	-	10,996
Net loss	-	-	-	-	-	(45,685)	(45,685)
Balance as of December 31, 2023	69,176,826	$7	96,508	$(522)	$232,568	$(198,683)	$33,370
Stock-based compensation	-	-	-	-	4,829	-	4,829
Issuance upon exercise of stock options	198,095	-	-	-	266	-	266
Issuance upon vesting of restricted stock units	1,044,280	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(63,012)	-	63,012	(189)	-	-	(189)
Shares issued as part of the ATD Acquisition	2,832,135	-	-	-	8,893	-	8,893
Retirement of the 2023 Promissory Notes	750,000	-	-	-	1,875	-	1,875
2024 Public Offering	11,500,000	1	-	-	26,361	-	26,362
Issuance of warrants	3,675,000	1	-	-	5,144	-	5,145
Prepaid Advance Agreement	15,427,749	1	-	-	14,999	-	15,000
Net loss	-	-	-	-	-	(61,410)	(61,410)
Balance as of December 31, 2024	104,541,073	10	159,520	$(711)	$294,935	$(260,093)	$34,141

The accompanying notes are an integral part of these consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	(61,410)	(45,685)
Adjustments required to reconcile net loss to net cash used in operating activities:
Bad debt expense	686	160
Depreciation	3,879	3,517
Amortization of right-of-use financing lease asset	939	317
Non-cash operating lease expense	1,087	727
Provision for deferred income taxes	14	13
Share-based compensation	4,829	4,352
Impairment of intangible assets	10,214	-
Amortization of debt discount	541	1,991
Amortization of intangible assets	4,675	4,060
Adjustment to inventory to net realizable value	120
Impairment of SAFE Agreement	-	101
Loss due to the remeasurement of the STS Earnout and Contingent Consideration, net	100	384
Gain on remeasurement of ATD Holdback Shares	(599)	-
Gain on the sale of property and equipment	(27)	(28)
Gain on the sale of Global Public Safety	(1,500)	-
Loss (gain) on extinguishment of debt	4,693	(527)
Loss on settlement of Prepaid Advance	900	-
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	220	(1,877)
Inventory	1,159	(687)
Other current assets	(1,308)	144
Deposits	1,830	(495)
Accounts payable, accrued expenses and other current liabilities	(2,319)	1,600
Contract liabilities	(316)	1,004
Lease liabilities	(876)	(1,249)
Net cash used in operating activities - continuing operations	(32,469)	(32,178)
Net cash used in operating activities - discontinued operations	-	(449)
Net cash used in operating activities	(32,469)	(32,627)
Cash Flows from Investing Activities:
Capital expenditures	(1,682)	(1,388)
Proceeds from the sale of property and equipment	34	177
Proceeds from the Roker SAFE	-	1,481
Proceeds from the sale of Global Public Safety	1,500	-
Cash paid for ATD acquisition, net	(9,222)	-
Net cash (used in) provided by investing activities	(9,370)	270
Cash Flows from Financing Activities:
Proceeds from public offering	26,362	-
Net proceeds from exercise of warrants	5,145	-
Net proceeds from the Prepaid Advance	14,100	-
Net proceeds 2022 Promissory Notes - related party, exchanged for 2023 Promissory Notes - related party	-	400
Proceeds from notes receivable	340	340
Payments related to financing leases	(994)	(702)
Net proceeds from exercise of options	266	158
Net proceeds from exercise of warrants associated with series A preferred stock	-	32
Net proceeds from Series A Prime Revenue Sharing Notes	-	9,553
Net proceeds from Series A Prime Revenue Sharing Notes - related party	-	4,777
Net proceeds from 2023 Promissory Notes	-	4,000
Net proceeds from 2023 Promissory Notes - related party	-	7,100
Net proceeds from 2023 Registered Direct Offering	-	9,159
Net proceeds from the exercise of the warrants associated to 2023 Registered Direct Offering	-	10,996
Net proceeds from the exercise of the pre-funded warrants	-	1
Repayments of loans payable	(75)	(107)
Repayment of STS Notes	(1,000)	-
Repurchases of common stock	(189)	(105)
Repayment of 2023 Promissory Notes	(12,500)	-
Net cash provided by financing activities	31,455	45,602
Net (decrease) increase in cash, cash equivalents and restricted cash - continuing operations	(10,384)	13,694
Net decrease in cash, cash equivalents and restricted cash - discontinued operations	-	(449)
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,384)	13,245
Cash, cash equivalents and restricted cash at beginning of the year	15,713	2,468
Cash, cash equivalents and restricted cash at end of the year	$5,329	$15,713

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of the year	$5,013	$15,385
Restricted cash and cash equivalents at end of the year	316	328
Cash, cash equivalents and restricted cash and cash equivalents at end of the year	$5,329	$15,713

The accompanying notes are an integral part of these consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Rekor Systems, Inc. (“Rekor”) was formed in February 2017. The consolidated financial statements include the accounts of Rekor, the parent company, and its wholly-owned subsidiaries Rekor Recognition Systems, Inc., Waycare Technologies Inc. and Waycare Technologies Ltd. (collectively, “Waycare”), Southern Traffic Services, Inc. (“STS”) and All Traffic Data Services, LLC (“ATD”) (collectively, the “Company”).

The Company stands at the forefront of the roadway intelligence sector, working to revolutionize public safety, urban mobility, and transportation management on a global scale. The Company's vision is to improve the lives of citizens and the world around them by enabling safer, smarter, and greener roadways and communities. The Company works towards this vision by collecting, connecting, and organizing the world’s mobility data, and making it accessible and useful to its customers for real-time insights and decisioning for situational awareness, rapid response, risk mitigation, and predictive analytics for resource and infrastructure planning and reporting.

On  January 2, 2024, the Company completed the acquisition of ATD by acquiring 100% of the issued and outstanding limited liability company interests of ATD, which is now a wholly-owned subsidiary of the Company.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the extensive use of management’s estimates. Management uses estimates and assumptions in preparing consolidated financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to the collectability of accounts receivable, the fair value of intangible and long lived assets, the fair value of goodwill, the fair value of debt and equity instruments, income taxes and determination of standalone selling prices in contracts with customers that contain multiple performance obligations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results  may differ from those estimates under different assumptions or conditions.

Liquidity and Going Concern

Management has assessed going concern uncertainty to determine whether there is sufficient cash on hand, together with expected financings and working capital, to assure operations for a period of at least one year from the date these consolidated financial statements are issued, which is referred to as the “look-forward period”, as defined in U.S. GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management has considered various scenarios, forecasts, projections, and estimates and will make certain key assumptions. These assumptions include, among other factors, its ability to raise additional capital, the expected timing and nature of the Company’s programs and projected cash expenditures and its ability to delay or curtail these programs or expenditures to the extent management has the proper authority to do so and considers it probable that those implementations can be achieved within the look-forward period.

The Company has generated losses and negative operating cashflows since its inception and has relied on external sources of financing to support the cash flow from operations. As of and for the year ended December 31, 2024, the Company had working capital of $1,707,000 and a net loss of $61,410,000.

Based on the Company's current business plan assumptions and the expected cash burn rate, the Company believes that the existing cash is insufficient to fund its current level of operations for the next twelve months following the issuance of these consolidated financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

On February 10, 2025, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with Northland Securities, Inc., pursuant to which the Company may, from time to time, offer and sell shares of the Company’s common stock, par value $0.0001 per share, having an aggregate offering price of up to $25,000,000. See Note 16 to our consolidated financial statements for additional information related to the Sales Agreement.

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

Segment Information

The Company operates as one operating and reportable segment. Rekor has a variety of platforms that collect, connect and organize mobility data, making it accessible and useful to its customers for real-time insights and decisioning.

The Company’s chief operating decision maker (“CODM”) is the interim president and chief executive officer.

The Company does not report balance sheet information by segment since it is not reviewed by the CODM.

The CODM uses net income in assessing segment performance. The significant expense regularly reviewed by the CODM is cost of revenues, excluding depreciation and amortization and the Company’s operating expenses. The presentation of these items to the CODM is consistent with the Company’s presentation of these items on the Consolidated Statement of Operations.

Rounding

Dollar amounts, except per share data, in the notes to these consolidated financial statements are rounded to the closest $1,000.

Functional Currency

The U.S. dollar (“U.S. dollar” or “$”) is the currency of the primary economic environment in which the operations of the Company is conducted. Substantial revenues and a substantial portion of the operational costs are denominated in U.S. dollars. Accordingly, the functional currency of the Company is the U.S. dollar.

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. For non-U.S. dollar transactions and other items in the financial statements, the following exchange rates are used: (i) for transactions – exchange rates at transaction dates or average exchange rates; and (ii) for other items (derived from non-monetary balance sheet items such as depreciation and amortization) – historical exchange rates. Currency transaction gains and losses are presented in other expense, net on the consolidated statements of operations. The currency transaction gain (loss) for the year ended December 31, 2024 and 2023 was ($10,000) and $55,000, respectively.

Concentration of Risk

The Company deposits its temporary cash investments with highly rated quality financial institutions that are located in the United States and Israel. The United States deposits are federally insured up to $250,000 per insured bank, for each account ownership category. As of December 31, 2024, and 2023, the Company had deposits, including restricted cash, totaling $5,329,000 and $15,713,000 respectively, in multiple U.S. financial institutions and one Israeli financial institution.

For the year ended December 31, 2024, no single customer accounted for more than 10% of the Company's total revenues. For the year ended  December 31, 2023, Customer A accounted for 18% of the Company's total revenues.

As of December 31, 2024 Customer A accounted for 12% of the Company's consolidated accounts receivable balance. As of December 31, 2023, Customer A and Customer B accounted for 22% and 13%, respectively, of the Company's consolidated accounts receivable balance.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments to be cash equivalents.

Cash subject to contractual restrictions and not readily available for use is classified as restricted cash. The Company’s restricted cash balances are primarily made up of cash collected on behalf of certain client jurisdictions. Restricted cash for these client jurisdictions as of December 31, 2024 and 2023 were $316,000 and $328,000, respectively, and correspond to equal amounts of related liabilities.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its clients’ financial condition, and the Company generally does not require collateral.

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled accounts receivables, and contract liabilities on the consolidated balance sheets. Billed and unbilled accounts receivable are presented as part of accounts receivable, net, on the consolidated balance sheets. When billing occurs after services have been provided, such unbilled amounts will generally be billed and collected within 60 to 120 days but typically no longer than over the next twelve months. Unbilled accounts receivables of $1,623,000 and $946,000 were included in accounts receivable, net, in the consolidated balance sheets as of  December 31, 2024 and December 31, 2023, respectively.

The Company maintains an allowance for credit losses at an amount estimated to be sufficient to cover the risk of collecting less than full payment of the receivables. The Company estimates losses on receivables based on expected losses, including our historical experience of actual losses. Receivables are written-off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. At each balance sheet date, the Company evaluates its receivables and will assess the allowance for credit losses based on historical write-off trends. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance.

Notes Receivable

In connection with the sale of its former TeamGlobal subsidiaries in June 2020, the Company received a $1,700,000, five-and-a-half year promissory note due December 2025, that carries an interest rate of 4% and is collateralized by a first priority security interest in the shares of TeamGlobal. Monthly principal payments on the promissory note began in 2021. Based on the general market conditions, the security interest held by the Company and the credit quality of the buyer at the time of the sale, the Company determined that the fixed interest rate approximated the current market rate. The remaining balance due from TeamGlobal as of  December 31, 2024 and 2023, was $482,000 and $822,000, respectively and is presented as part of notes receivable, current portion and note receivable, long-term on the consolidated balance sheets.

Inventory

Inventory principally consists of parts and finished goods held temporarily until installed for service. The Company regularly evaluates its ability to realize the value of inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated current and future market values and new product introductions. Inventory is valued at the lower of cost or net realizable value. The cost is determined by the first-in, first-out method.

Accounts Payable, Accrued and Other Current Liabilities

As of December 31, 2024 and 2023, amounts owed to related parties of $104,000 and $105,000 were presented as part of accounts payable and accrued expenses on the consolidated balance sheets.

A summary of other current liabilities is as follows (in thousands):

	December 31, 2024	December 31, 2023
Payroll and payroll related	$2,674	$2,824
Right of offset to restricted cash	316	328
STS Contingent Consideration	1,900	1,800
Other	239	658
Total	$5,129	$5,610

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

The Company tests its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Recoverability of property and equipment is measured using a market approach by comparing the carrying amount of the asset to its estimated fair market value. If the fair market value is less than the carrying amount, the Company recognizes an impairment loss equal to the excess of the carrying amount over the asset's fair market value.

As of December 31, 2024 and 2023, the Company did not recognize an impairment loss on its property and equipment.

Deposits

Deposits consist of cash payments made by the Company related to security deposits for leased assets and deposits on property and equipment which the Company has not yet received.

Research and Development Costs

Research and development costs to develop software to be sold, leased or marketed are expensed as incurred up to the point of technological feasibility for the related software product. There were no capitalized internally developed software costs not yet placed in service as of December 31, 2024 and 2023, respectively.

Intangible Assets

Intangible assets include capitalized internally developed software and amounts recognized in connection with acquisitions, including customer relationships, technology and marketing related assets. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets. Intangible assets with definite lives are reviewed for impairment if indicators of impairment arise. Amortization expense related to intangible assets is presented as part of depreciation and amortization on the consolidated statements of operations. Undiscounted cash flow analyses are used to determine if the carrying amount of the asset is recoverable. If impairment is determined to exist, the charge is calculated based on estimated fair value. In 2024, the Company recognized an impairment loss on its intangible assets of $10,214,000. See Note 8 for additional information.

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

Lease expense for lease payments is recognized on a straight-line basis over the terms of the leases.

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

Amounts paid for acquisitions are allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The Company allocated a portion of the purchase price to the fair value of identifiable intangible assets. The fair value of identifiable intangible assets is based on a detailed valuation that uses information and assumptions provided by management. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.

Goodwill

The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. Goodwill is not amortized but rather subject to annual impairment testing. The Company will assess goodwill for impairment annually on October 1st of each year, or more often if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. In conjunction with the impairment of intangible assets goodwill was also assessed for impairment as of December 31, 2024. The Company decided to bypass the qualitative assessment and proceed directly to the quantitative assessment of the goodwill impairment analysis. As part of the quantitative assessment of goodwill the Company evaluated its carrying value compared to its market value based on the share price and outstanding shares of the reporting date. During the year ended December 31, 2024 and 2023, the Company did not recognize any impairment to goodwill.

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

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, performance obligations are satisfied

The following table presents a summary of revenue (dollars in thousands):

	Year ended December 31,
	2024	2023
Recurring revenue	$22,590	$20,755
Product and service revenue	23,438	14,178
Total revenue	$46,028	$34,933

For the years ended December 31, 2024 and 2023 except for the United States, total revenue in any single country was less than 10% of consolidated revenue.

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

eCommerce revenue is defined by the Company as revenue obtained through direct sales on the Company’s eCommerce platform. The Company’s eCommerce revenue generally includes subscriptions to the Company’s vehicle recognition software that can be purchased online and activated through a digital key. The Company's contracts with eCommerce customers are generally for a term of one month with automatic renewal each month. The Company invoices and receives fees from its customers monthly. Revenue is recognized ratably over the term of the contract.

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

Revenue by Customer Type

The following table presents a summary of revenue by revenue type (dollars in thousands):

	Year ended December 31,
	2024	2023
Urban mobility	$28,688	$16,773
Transportation management	2,533	3,286
Public safety	14,807	14,874
Total revenue	$46,028	$34,933

Urban mobility

Urban mobility revenue consists of revenue derived from the Company's roadway data aggregation activities. These activities can include the use of software applications that are part of the Rekor Discover® platform, the primary application being Rekor’s count, class & speed application. The application fully automates the aggregation of Federal Highway Administration (“FHWA”) 13-bin vehicle classification, speed, and volume data. Revenues associated with the deployment of other traffic sensors, traffic studies, or construction associated with traffic data collection are also part of data aggregation revenue, which is generated through both recurring pay-for-data contracts and hardware sales with a recurring software maintenance component.

Transportation management

Transportation management revenue is associated with the Rekor Command® platform and the associated applications underneath the platform. These provide traffic operations and traffic management centers with support through actionable, real-time incident reports integrated into a cross-agency communication and response system. Revenue is generated through contracts that include an upfront as well as recurring component.

Public Safety

Public safety revenue consists of licensing of the Rekor Scout® platform, licensing of Rekor CarCheck™ API, licensing of Rekor’s vehicle recognition software, as well as systems deployed for security, contactless compliance and public safety. Revenue is generated through recurring and perpetual license sales as well as one-time hardware sales.

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

Where performance obligations for a contract with a customer are not yet satisfied or have only been partially satisfied as of a particular date, the unsatisfied portion is to be recognized as revenue in the future. As of December 31, 2024 the Company had approximately $14,450,000 of remaining performance obligations not yet satisfied or partially satisfied. The Company expects to recognize approximately $12,036,000 of this amount as revenue over the succeeding twelve months, and the remainder is expected to be recognized over the next two to four years thereafter.

Contract liabilities

When the Company advance bills clients prior to providing services, revenue will generally be earned and recognized within the next month to five years, depending on the subscription or licensing period. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the year ended December 31, 2024, were not materially impacted by any other factors. Contract liabilities as of December 31, 2024 and December 31, 2023, were $4,737,000 and $5,053,000, respectively. During the year ended December 31, 2024, $3,473,000 of the contract liabilities balance as of December 31, 2023, was recognized as revenue.

The contract liabilities as of December 31, 2024, are expected to be recognized as revenue during the following years ended December 31 (dollars in thousands):

2025	$3,439
2026	885
2027	244
2028	113
2029	56
Total	$4,737

Practical Expedients Election ‒ Costs to Obtain and Fulfill a Contract

The Company’s incremental costs to obtain a contract consist of sales commissions. The Company elected to use the practical expedient to expense costs to obtain a contract as incurred when the amortization period would have been one year or less. As of December 31, 2024, and 2023, costs incurred to obtain contracts in excess of one year have been immaterial.

Advertising

The Company expenses all non-direct response advertising costs as incurred. Advertising costs for the years ended December 31, 2024 and 2023 were $244,000 and $231,000, respectively, and are included in selling and marketing expenses in the consolidated statements of operations.

Income Taxes

Provision for income tax consists of U.S. federal and state income taxes. The Company is required to pay income taxes in certain state jurisdictions.

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

As of December 31, 2024, and 2023, the Company’s evaluation revealed no uncertain tax positions that would have a material impact on the financial statements.

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for accounts receivable, notes receivable and accounts payable approximate fair value as of  December 31, 2024 and  December 31, 2023 because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt and long-term receivables approximates fair value as of  December 31, 2024 and  December 31, 2023, given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

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

There were no changes in levels during the period ended  December 31, 2024

The following is a rollforward of the company’s contingent consideration, ATD Holdback Shares and the Prepaid Advance liabilities:

STS Contingent Consideration
Balance as of January 1, 2024	$1,800
Loss due to the remeasurement of the STS Earnout and Contingent Consideration	100
Balance as of December 31, 2024	$1,900

ATD Holdback Shares
Acquisition of ATD January 2, 2024	$1,635
Gain on remeasurement of ATD Holdback Shares	(599)
Balance as of December 31, 2024	$1,036

Prepaid Advance
Execution of Prepaid Advance August 14, 2024	$14,100
Issuance of common stock to settle Prepaid Advance	(15,000)
Loss on settlement of Prepaid Advance	900
Balance as of December 31, 2024	$-

The estimated fair value of the Prepaid Advance was computed using a Monte Carlo simulation of the Company’s common shares, using the assumptions below. The following are the inputs in Company’s ATD Holdback Shares and Prepaid Advance:

ATD Holdback Shares	January 2, 2024	December 31, 2024
Closing stock price	$3.14	$1.56
Discount for marketability	$(0.68)	$-

Prepaid Advance	August 14, 2024	December 31, 2024
Closing stock price	$1.39	$-
Volatility	96%	-
Risk-free rate	4.4%	-
Indicated yield	14.2%	-

Loss per Share

Basic loss per share or earnings per share (“EPS”), is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common and potentially dilutive securities outstanding during the period, except for periods of net loss for which no potentially dilutive securities are included because their effect would be anti-dilutive. Potentially dilutive securities consist of common stock issuable upon exercise of stock options or warrants using the treasury stock method. Potentially dilutive securities issuable upon conversion of the Series A Preferred Stock are calculated using the if-converted method.

The Company calculates basic and diluted loss per common share using the two-class method. Under the two-class method, net earnings are allocated to each class of common stock and participating security as if all of the net earnings for the period had been distributed.

Treasury shares are presented as a reduction of equity, at their cost to the Company.

New Accounting Pronouncements Effective in the Current Period

In November 2023, FASB issued Accounting Standards Update (“ASU”) 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis, including new requirements to disclose significant segment expenses that are regularly provided to the CODM and included within the reported measures of a segment's profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measures of a segment's profit or loss to assess performance and decide how to allocate resources. The guidance is retrospectively applied and effective for our annual period beginning December 31, 2024 and interim periods starting in 2025. See above in Note 1 to our consolidated financial statements for additional information related to segment reporting.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and disclosures.

NOTE 2 – BUSINESS ACQUISITION

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

The acquisition met the criteria to be accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). This method requires, among other things, that assets acquired, and liabilities assumed be recognized at their fair values as of the acquisition date and that the difference between the fair value of the consideration paid for the acquired entity and the fair value of the net assets acquired be recorded as goodwill, which is not amortized but is tested at least annually for impairment. The aggregate purchase price for the interests of ATD was approximately $20,576,000. The purchase price comprised approximately $10,048,000 in cash, which included closing adjustments and 3,496,464 unregistered shares of the Company’s common stock (the “Stock Consideration”), based on a volume weighted average trading price of the Company’s common stock over a thirty consecutive trading day period prior to the date of the ATD Purchase Agreement, which was $2.86. 2,832,135 of the Stock Consideration was issued at closing, while the other 664,329 shares of the Stock Consideration were issued and delivered to the Seller on January 2, 2025. Subsequent to this transaction these shares were registered on a Form S-3. See Note 13 for additional information. As the total number of ATD Holdback Shares to be issued to the Seller was not fixed, the ATD Holdback Shares were deemed to be liability classified and were measured at fair value each reporting period. As a result of the transaction, ATD became a wholly-owned subsidiary of the Company and ATD’s key employees have agreed to continue employment with the Company or one of its affiliates.

The Company incurred $548,000 in legal and professional fees related to the acquisition which were expensed as incurred and recognized in general and administrative expenses in the consolidated statement of operations, during the year ended December 31, 2024.

In accordance with the acquisition method of accounting for a business combination, the purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values as of the Closing Date. Since the acquisition of ATD occurred on  January 2, 2024, the results of operations for ATD from the date of acquisition have been included in the Company’s consolidated statement of operations for the year ended  December 31, 2024. The table below shows the breakdown related to the purchase price allocation for the acquisition (dollars in thousands):

Cash paid	$10,048
Liability classified holdback shares (664,329 shares measured at fair value as of the Closing Date)	1,635
Common stock issued (2,832,135 shares at closing price of $3.14 per share)	8,893
Total Consideration	$20,576
Recognized amounts of identifiable assets acquired and liabilities assumed
Assets
Cash and cash equivalents	$826
Accounts receivable	3,183
Property and equipment	1,565
Right-of-use operating lease assets	269
Other current assets	154
Intangible assets	12,100
Total assets acquired	$18,097
Liabilities
Accounts payable and accrued expenses	$715
Lease liability operating, short-term	269
Other current liabilities	257
Total liabilities assumed	$1,241
Fair value of identifiable net assets acquired	16,856
Purchase price consideration	20,576
Goodwill	$3,720

Operations of Combined Entities

The following unaudited pro forma combined financial information gives effect to the acquisition of ATD and the Series A Prime Revenue Sharing Notes interest expense, as if they were consummated as of  January 1, 2023. A portion of the proceeds from the Series A Prime Revenue Sharing Notes was used to fund the acquisition of ATD and therefore the Company has included the impact of the issuance of the debt in its unaudited pro forma financial information. This unaudited pro forma financial information is presented for information purposes only and is not intended to present actual results that would have been attained had the acquisition and the issuance of the Series A Prime Revenue Sharing Notes been completed as of  January 1, 2023 (the beginning of the earliest period presented) or to project potential operating results as of any future date or for any future periods.

	Year ended December 31,
	2024	2023
	(Dollars in thousands, except per share data)
Total revenue	$46,028	$44,709
Net loss	$(61,410)	$(46,777)
Basic and diluted loss per share	$(0.71)	$(0.70)
Basic and diluted number of shares	86,717,724	66,664,762

NOTE 3 – INVESTMENTS

Global Public Safety

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

On  July 1, 2024, the Company sold its remaining 19.9% ownership of Global Public Safety to LB&B Associates Inc. for $1,500,000, which was paid in two cash installments of $750,000 at closing and $750,000 on  August 1, 2024. As a result of the sale, the Company recognized a gain of $1,500,000 during the third quarter of 2024 which is presented within other income (expense) in the accompanying 2024 consolidated statement of operations.

Roker

In June 2020, the Company announced a joint venture in which the Company would have a 50% equity interest in Roker Inc. (“Roker”). In the third quarter of 2020 and the first quarter of 2021, the Company contributed $75,000 for its 50% equity interest for a total investment of $150,000. This investment is accounted for under the equity method. As of December 31, 2024 and 2023 the investment in Roker had a carrying value of $0.

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

During the year ended December 31, 2023, the Company entered into an agreement to sell substantially all of the assets of Roker, which initiated a triggering event related to the Company's Roker SAFE agreements. As result of the triggering event the Company received cash proceeds of $1,904,000, of which includes $423,000 that was held in escrow as of December 31, 2023 and was presented as part of other current assets, net and deposits on the consolidated balance sheets. The Company received 50% of the amount held in escrow on July 25, 2024 and the other 50% of the amount will be held in escrow until July 25, 2025.

NOTE 4 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2024 and 2023 were as follows (dollars in thousands):

	Year ended December 31,
	2024	2023
Cash paid for interest	$2,518	$1,648
Cash paid for taxes	61	9
Increase (decrease) in accounts payable and accrued expenses related to purchases of property and equipment	-	(749)
Increase (decrease) in accounts payable and accrued expenses related to purchases of inventory	34	(550)
(Decrease) increase in inventory related to the transfer of property and equipment	(1,501)	935
Decrease in deposits related to inventory received	983	417
Non-cash financing activities:
2022 Promissory Notes exchanged for 2023 Promissory Notes - related party	-	1,000
Warrants issued in connection with the 2023 Promissory Notes	-	1,640
Warrants issued in connection with the 2023 Promissory Notes - related party	-	3,485
Fair value of shares issued in connection with the acquisition of ATD	8,893	-
Fair value of ATD Holdback Shares at the acquisition date	1,635	-
2023 Promissory Note redemption premium settled in shares of the Company’s common stock	1,875	-
Conversion of Prepaid Advance to common stock	14,100	-
New Leases under ASC-842
Right-of-use assets obtained in exchange for new finance lease liabilities	1,267	1,837
Right-of-use assets obtained in exchange for new operating lease liabilities	453	649

NOTE 5 – INVENTORY

As of December 31, 2024 and 2023, inventory consisted entirely of the following (dollars in thousands):

	December 31,
	2024	2023
Parts and cameras	$4,136	$2,633
Finished goods	161	425
Total inventory	$4,297	$3,058

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (dollars in thousands):

	December 31,
	2024	2023
Furniture and fixtures	$1,966	$1,959
Office equipment	7,022	4,945
Roadway monitoring systems placed in service	4,824	4,928
Vehicles	2,758	2,052
Leasehold improvements	4,513	4,508
Roadway monitoring systems not yet placed in service	185	1,305
Total	$21,268	$19,697
Less: accumulated depreciation	(10,220)	(6,509)
Property and equipment, net	$11,048	$13,188

Depreciation related to property and equipment, net for the years ended December 31, 2024 and 2023 was $3,879,000 and $3,517,000, respectively, and is presented as part of depreciation and amortization in the accompanying consolidated statements of operations.

Information about the Company’s total assets in different geographic regions is as follows (dollars in thousands):

	December 31,
	2024	2023
United States	$19,589	$18,036
Other	1,679	1,661
Accumulated depreciation	(10,220)	(6,509)
Total property and equipment, net	$11,048	$13,188

NOTE 7 – LEASES

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

Lease cost recognized in our consolidated statements of operations is summarized as follows (dollars in thousands):

	Year ended December 31,
	2024	2023
Operating lease cost	$2,309	$2,091
Finance lease cost
Amortization of right-of-use assets	939	317
Interest on lease liabilities	156	76
Finance lease cost	1,095	393
Total lease cost	$3,404	$2,484

Other information about lease amounts recognized in our consolidated financial statements is as follows:

	Year ended December 31,
	2024	2023
Weighted-average remaining lease term (years) - operating leases	7.56	8.47
Weighted-average remaining lease term (years) - financing leases	2.19	2.84
Weighted-average discount rate - operating leases	9.2%	9.0%
Weighted-average discount rate - financing leases	9.0%	9.0%

Maturities of operating and financing lease liabilities for continuing operations at December 31, 2024 were as follows (dollars in thousands):

	Operating Leases	Financing Leases
2025	$3,505	$1,033
2026	2,644	764
2027	2,487	247
2028	2,384	30
2029	2,388	-
Thereafter	6,398	-
Total lease payments	19,806	2,074
Less imputed interest	5,125	197
Present value of lease liabilities	$14,681	$1,877

NOTE 8 – INTANGIBLE ASSETS

Goodwill

There were no changes to goodwill during the year ended  December 31, 2023. The following summarizes the change in goodwill from December 31, 2023 to December 31, 2024 (dollars in thousands):

	December 31, 2023	ATD Acquisition	Impairment	December 31, 2024
Goodwill	$20,593	$3,720	$-	$24,313

Intangible Assets Subject to Amortization

The following summarizes the change in intangible assets from December 31, 2022 to December 31, 2024 (dollars in thousands):

	December 31, 2022	Additions	Amortization	December 31, 2023	Additions	Amortization	Impairment	December 31, 2024
Intangible assets subject to amortization
Customer relationships	$3,581	$-	$(260)	$3,321	$11,900	$(1,054)	$(227)	$13,940
Marketing related	684	-	(185)	499	200	(189)	-	510
Technology based	16,849	-	(3,430)	13,419	-	(3,432)	(9,987)	-
Internally capitalized software	185	-	(185)	-	-	-	-	-
Intangible assets subject to amortization	$21,299	$-	$(4,060)	$17,239	$12,100	$(4,675)	$(10,214)	$14,450

During the fourth quarter of 2024, as a result of sales performance being below expectation in part due to slower customer adoption, longer sales cycles and market conditions, the Company identified a triggering event and performed an analysis of its intangible assets. As a result of the forementioned factors and their potential future impact, the Company recognized an impairment charge of $10,214,000 as of December 31, 2024. The impairment charges were recorded in operating expenses in the consolidated statement of operations.

The estimates of future cash flows used in determining the fair value of intangible assets involve significant management judgment and are based upon assumptions about expected future operating performance, economic conditions, market conditions and cost of capital. Inherent in estimating the future cash flows are uncertainties beyond our control, such as changes in capital markets. The actual cash flows could differ materially from management’s estimates due to changes in business conditions, operating performance and economic conditions.

The following provides a breakdown of identifiable intangible assets as of December 31, 2024 and 2023 (dollars in thousands):

	December 31,
	2024	2023
Customer relationships	$15,300	$3,861
Marketing related	900	1,027
Technology based	-	24,107
Internally capitalized software	247	1,236
Total	16,447	30,231
Less: accumulated amortization	(1,997)	(12,992)
Identifiable intangible assets, net	$14,450	$17,239

These intangible assets are being amortized on a straight-line basis over their weighted average remaining estimated useful life of 4.9 years. Amortization expense for the year ended December 31, 2024 and 2023 was 4,675,000 and $4,060,000, respectively, and is presented as part of depreciation and amortization in the accompanying consolidated statements of operations.

As of December 31, 2024, the estimated annual amortization expense for each of the next five fiscal years and thereafter is as follows (dollars in thousands):

2025	$1,200
2026	1,200
2027	1,130
2028	1,060
2029	1,020
Thereafter	8,840
Total	$14,450

NOTE 9 – DEBT

STS Notes

On  June 17, 2022, pursuant to the terms of the Company’s acquisition of STS, the Company issued an aggregate of $2,000,000 of notes payable in the form of two unsecured, subordinated promissory notes, each in the principal amount of $1,000,000 and bearing an interest rate of 3.0% per annum, payable quarterly. Notes in the principal amount of $1,000,000 matured on  September 30, 2024, and $1,000,000 in principal amount of the notes will mature on  June 17, 2025. On  September 3, 2024, the Company paid the first payment in the principal amount of $1,000,000. As of December 31, 2024, the aggregate balance of these notes payable was $1,000,000 which was included in notes payable current portion in the consolidated balance sheet.

Loans Payable

As part of its operations the Company enters loans related to purchases of its vehicles. These loans have maturities between 2025 and 2028 and carry interest rates ranging from 0% to 6.99%. These loans primarily have equal monthly payments over the term of the respective loans. The loans are presented as part of loans payable, current portion and loans payable long-term on the consolidated balance sheet.

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

The 2023 Promissory Notes were a senior secured obligation of the Company and ranked senior to all indebtedness of the Company, had a maturity date of  July 18, 2025 and bore an interest rate of 12% per annum.

On  March 4, 2024, the Company elected to prepay the outstanding 2023 Promissory Notes. The 2023 Promissory Notes were redeemed at the redemption price of 115% of the $12,500,000 aggregate principal amount of the 2023 Promissory Notes, or approximately $14,375,000, plus accrued and unpaid interest to the redemption date of approximately $263,000 (the “Redemption Payment”). The noteholders elected to accept $1,875,000 of the Redemption Payment in the form of 750,000 unregistered shares of the Company’s common stock, par value $0.0001 per share, having a value of $2.50 per share, with the remainder of the Redemption Payment to be paid in cash. Subsequent to this transaction these shares were registered on a Form S-3. See Note 13 for additional information. As a result of the Redemption Payment, no 2023 Promissory Notes remained outstanding and the Company recognized a loss on extinguishment of debt of $4,693,000, which included $1,875,000 related to the early termination payment and $2,818,000 related to unamortized issuance costs.

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

As part of the terms of the Series A Prime Revenue Sharing Notes the Company is required to maintain an interest reserve related to not less than three times the next monthly interest payment. Additionally, there is a sinking fund requirement which takes effect if the three year value of eligible contracts is less than 170% of the aggregate outstanding principal amount of Series A Prime Revenue Sharing Notes. If the sinking fund requirement takes effect, the Company is required to maintain a cash balance sufficient to amortize the principal amount due on all series of Prime Revenue Sharing Notes outstanding under the Indenture in equal monthly installments by the respective due dates of each such series. The amount related to the interest reserve was $500,000 as of  December 31, 2024 and is held by a third party and is presented as part of deposits on the consolidated balance sheets. The Company is not in default of any requirements as they relate to the Series A Prime Revenue Sharing Notes and the sinking fund requirement has not been triggered as of  December 31, 2024.

The Company may prepay the Series A Prime Revenue Sharing Notes at any time up until December 15, 2026 by paying a premium ranging from 103% to 106%; provided, however, that the Series A Prime Revenue Sharing Notes may not be redeemed prior to December 15, 2024. Repayment of the Series A Prime Revenue Sharing Notes consisting of all principal, plus any unpaid accrued interest, may also be accelerated by the noteholder upon a change in control or event of default. As of the year ended December 31, 2024 and 2023, the Company recognized $1,988,000 and $83,000 respectively in interest expense related to the Series A Prime Revenue Sharing Notes.

Interest Expense, net

The following table presents the interest expense and interest income related to the contractual interest and the amortization of debt issuance costs for the Company’s debt arrangements (dollars in thousands):

	Year ended December 31,
	2024	2023
Contractual interest	$2,469	1,648
Amortization of debt issuance costs	541	1,991
Total interest expense, net	3,010	3,639
Less: interest income	(365)	(43)
Total interest expense, net	$2,645	$3,596

Schedule of Principal Amounts Due on Debt

The principal amounts due for notes payable and loans payable are shown below as of December 31, 2024 (dollars in thousands):

2025	$1,079
2026	15,083
2027	86
2028	25
Thereafter	-
Total	16,273
Less: unamortized financing costs	(395)
Total notes payable	$15,878

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

The provision for income taxes for the years ended December 31, 2024 and 2023 consists of the following (dollars in thousands):

	Year ended December 31,
	2024	2023
Federal:
Deferred	$14	$13
Total federal	14	13
State:
Current	31	19
Total state	31	19
Provision for income taxes	$45	$32

The components of deferred income tax assets and liabilities are as follows on  December 31, 2024 and 2023 (dollars in thousands):

	Year ended December 31,
Deferred tax assets	2024	2023
Net operating loss	$49,376	$40,361
163(j) limitation	2,179	3,186
Lease liabilities	4,286	4,085
Research and development	6,042	3,891
Other	1,882	1,646
Total gross deferred tax assets	63,765	53,169

Valuation allowance for deferred tax assets	(60,805)	(46,531)
Net deferred tax assets	$2,960	$6,638

Deferred tax liabilities:
Right-of-use asset	(2,939)	(2,912)
Goodwill and intangibles	(92)	(3,020)
Fixed assets	(8)	(771)
Total gross deferred tax liabilities	(3,039)	(6,703)
Net deferred tax liabilities	$(79)	$(65)

The difference between the income tax provision computed at the U.S. Federal statutory rate and the effective tax rate is as follows for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
U.S. statutory federal rate	21.00%	21.00%
(Decrease) increase in taxes resulting from:
State income tax rate, net of U.S. Federal benefit	5.09%	4.42%
True-ups	0.00%	0.70%
Other	(3.59)%	(0.59)%
Valuation allowance	(22.57)%	(25.60)%
Effective tax rate	(0.07)%	(0.07)%

The Company files income tax returns in the United States and various state and foreign jurisdictions. No U.S. Federal, state or foreign income tax audits were in process as of December 31, 2024.

The Company evaluated the recoverability of the net deferred income tax assets and the level of the valuation allowance required with respect to such net deferred income tax assets. After considering all available facts, the Company fully reserved for its net deferred tax assets, outside of the deferred tax liability related to the goodwill, because the Company believes that it is not more likely than not that their benefits will be realized in future periods. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s net deferred income tax assets satisfy the realization standard, the valuation allowance will be reduced accordingly. During the year ended December 31, 2024, the Company’s valuation allowance increased by $14,274,000, which was primarily driven by an increase in the Company’s deferred tax assets.

As of December 31, 2024, the Company had gross federal and state net operating loss carryforwards of $190,624,000 and $180,859,000, respectively. The gross NOLs generated in the years ended December 31, 2024 and 2023 of $30,520,000 and $31,599,000, respectively, will be carried forward indefinitely and are subject to the annual 80 percent limitation. As of December 31, 2024, Rekor had net federal and state net operating loss (“NOL”) carryforwards of $40,460,000 and $8,916,000, respectively. The net federal and state NOLs of $40,460,000 and $8,916,000, respectively, are scheduled to begin to expire in 2035 and are grandfathered under the Tax Cuts and Jobs Act; thus, these NOLs are not subject to the 80 percent limitation.

As of December 31, 2023, Rekor had gross federal and state net operating loss carryforwards of $156,392,000 and $149,122,000, respectively. As of December 31, 2023, Rekor had net federal and state net operating loss carryforwards of $33,063,000 and $,7,298,000, respectively.

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

For the years ended December 31, 2024 and 2023, the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax benefit.

NOTE 11 – EMPLOYEE BENEFIT PLAN

401(k) Plan

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

Employee Severance Benefits

In accordance with the current employment terms with all its employees (Section 14 of the Israeli Severance Pay Law, 1963) located in Israel, the Company makes regular deposits with certain insurance companies for accounts controlled by each applicable employee in order to secure the employee’s full retirement benefit and severance obligation. The Company is relieved from any severance pay liability with respect to each employee after it makes the payments on behalf of the employee. The liability accrued in respect of these employees and the amounts funded, as of the respective agreement dates, are not reflected on the Company’s consolidated balance sheet, as the amounts funded are not under the control and management of the Company and the pension or severance pay risks have been irrevocably transferred to the applicable insurance companies.

The amount of contributions recorded by the Company under these plans during the years ended December 31, 2024 and 2023 were $1,415,000 and $1,270,000, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

H.C. Wainwright & Co., LLC

In  March 2023, the Company entered into an engagement letter with H.C. Wainwright & Co., LLC, ("HCW"), related to a capital raise (see Note 13). That letter agreement contained provisions for both a “tail” fee due to HCW for any subsequent transactions the Company  may enter into during the specified tail period with investors introduced to the Company by HCW during the term of the letter, as well as a right of first refusal ("ROFR") to act as the Company's exclusive underwriter or placement agent on any subsequent financing transactions utilizing an underwriter or placement agent occurring within twelve months from the consummation of a transaction pursuant to the engagement letter.

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

On  February 29, 2024, HCW initiated the new action with the filing of complaint in New York State Supreme Court. In this lawsuit, HCW advances the same breach of contract theory and seeks to recover the same damages as sought in the prior now-dismissed lawsuit. In addition, HCW seeks to recover an additional $2,156,000 in damages plus the value of warrants to purchase an aggregate of up to 805,000 shares of common stock at an exercise price of $3.125 per share in connection with Rekor’s  February 2024 offering, which we refer to as the 2024 Public Offering. HCW alleges that Rekor breached its engagement letter with HCW by failing to give HCW notice of this offering and failing to provide HCW with the opportunity to exercise the ROFR with respect to this transaction. On  May 3, 2024, Rekor answered HCW’s complaint and filed counterclaims against HCW and Armistice Capital LLC ("Armistice") relating to Rekor’s  March 2023 Registered Direct Offering, Armistice’s trading activity in Rekor common stock, and Rekor’s 2024 Public Offering. After HCW and Armistice moved to dismiss Rekor’s counterclaims, Rekor filed amended counterclaims on  October 1, 2024. Rekor seeks to recover damages from HCW and Armistice. HCW and Armistice have now moved to dismiss the amended counterclaims. Those motions are pending. Discovery is ongoing in the matter.

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

Thereafter, Claimants appealed the determination by filing objections and requesting a hearing before an Administrative Law Judge. The Company likewise filed a request for an award of attorneys’ fees. On  January 4, 2024, the Office of Administrative Law Judges (“OALJ”) processed the appeals and issued its Notice of Docketing and Order of Consolidation. On  February 28, 2024, the OALJ issued an Order setting forth a revised schedule governing the case with the start of the hearing scheduled for  March 3, 2025. In advance of the March 3, 2025 hearing, the parties agreed to bifurcate the matter into two separate hearings. The first hearing from March 3-5, 2025 was set to address liability and the second from April 24-25, 2025 was set to address damages. The parties were able to settle the claim filed by one employee in advance of the March 3, 2025 hearing. The hearing did proceed for the claim filed by another employee. The Court did not make a finding on liability at the hearing. The Court has requested that the parties prepare and submit post-hearing briefs on or before April 19, 2025. The Company does not know when the Court will make its findings after the receipt of the briefs. The parties are next set to appear before the Court on April 24-25, 2025 to address damages.

The Company believes these claims are without merit. The Company intends to vigorously defend itself in this lawsuit.

NOTE 13 – STOCKHOLDERS’ EQUITY

Authorized Common Stock

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

ATD Acquisition

In connection with the acquisition as described in Note 2, the Company issued 2,832,135 shares of the Company’s common stock as part of the consideration. Additionally, 664,329 shares were issued and delivered to the Seller on the twelve-month anniversary of the Closing Date. The ATD Holdback Shares were deemed to be liability based and are measured at fair value each reporting period. The shares issued and issuable in connection with the ATD Acquisition have been registered on a resale registration statement on Form S-3, declared effective by the SEC on  June 17, 2024. On January 2, 2025, all of the ATD Holdback Shares were issued to the Seller.

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

Prepaid Advance

On  August 14, 2024, the Company entered into a Prepaid Advance Agreement (the “Prepaid Advance”) with YA II PN, Ltd., a Cayman Islands exempt limited company (the “Investor”), an affiliate of Yorkville Advisors Global, LP. In accordance with the terms of the Prepaid Advance, the Investor advanced $15,000,000 to the Company. After giving effect to the purchase price discount of 6% provided for in the Prepaid Advance, net proceeds to the Company were $14,100,000.

Pursuant to the terms of the Prepaid Advance, within one year the Company could have received an additional $20,000,000 on the same terms as the initial Prepaid Advance, subject to satisfaction of certain conditions. On  October 22, 2024, the Company and the Investor entered into Amendment No.1 to the Prepaid Advance Agreement (the “Amendment”) to eliminate the option for additional advances.

The Investor, at its sole discretion, could elect to purchase the Company’s common stock, $0.0001 par value per share, in exchange for any amount up to the total principal and interest of the balance due under the Prepaid Advance, provided that none of the following limitations existed: (i) the conversion did not cause the aggregate number of common shares beneficially owned by the Investor and its affiliates to exceed 4.99% of the then-outstanding voting power or number of common shares, (ii) the issuance of common stock did not exceed a certain cap (unless the Company obtained stockholder consent or obtained a written legal opinion that stockholder approval is not required), and (iii) the amount of the advances converted  may not exceed $2,625,000 in any month. However, the Investor was permitted to convert principal advances in excess of $2,625,000 each month upon an Event of Default, if the Purchase Price exceeds $2.50 per share, or upon the Company’s consent. If and when requested by the Investor, amounts outstanding under the Prepaid Advance could be correspondingly reduced upon the issuance by the Company of its common stock, par value $0.0001 per share, to the Investor at a price per share equal to the lower of: (a) $2.50 (the “Fixed Price”) or (b) 93% of the lowest daily volume weighted average price (as reported during regular trading hours by Bloomberg) (“VWAP”) of the shares during the five trading days immediately prior to each purchase notice, subject a floor price of $0.28 per share (the “Floor Price”). There was no interest related to the Prepaid Advance, however, interest would accrue at 18% upon events of default. The Prepaid Advance had a final maturity date of  August 28, 2025.

The Company incurred issuance costs and original issuance discounts totaling approximately $888,000 associated with the issuance of the Prepaid Advance, which were expensed as incurred as a component of other income (expense) in the consolidated statements of operations for the year ended December 31, 2024. Due to the various embedded derivatives that would otherwise require separate valuation and bifurcation as derivative liabilities, the Company elected to account for the Prepaid Advance under the fair value option as prescribed by ASC 825. See Note 1 for further discussion of the key inputs to determine the fair value of the Prepaid Advance.

As of December 31, 2024, the Company has terminated and fully satisfied the outstanding balance of $15,000,000 under the Prepaid Advance. During the year ended  December 31, 2024, the Company recorded $900,000 in charges related to the settlement of the Prepaid Advance liability.

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

The pre-funded warrants were exercised for 772,853 shares of the Company's common stock in 2023.

2023 Letter Agreement

On  July 25, 2023, the Company entered into a letter agreement (the “2023 Letter Agreement”) with the purchaser of the 2023 Registered Direct Offering, pursuant to which the investor and the Company agreed that the investor would exercise all its Registered Direct Warrants for shares of common stock at $1.60 per share of common stock. In consideration for the imposition of volume and trading restrictions on the 6,872,853 shares of common stock issued to the purchaser in connection with exercise of the Registered Direct Warrants, the 2023 Letter Agreement provided for the issuance of unregistered warrants to purchase up to an aggregate of 2,850,000 shares of common stock (the “2023 Private Warrants”). The shares of common stock underlying the 2023 Private Warrants have been registered for resale on a registration statement declared effective by the SEC on  September 29, 2023. The 2023 Private Warrants expire on  January 25, 2029 and have an exercise price of $3.25.

The 2023 Private Warrants were valued using the Black-Scholes pricing model at a total of $6,757,000 based on a five-year term, volatility of 115%, a risk-free of 4.15%, and stock price of $2.85. The fair value of the 2023 Private Warrants were treated as an equity financing cost and recorded as part of the Company’s additional paid-in capital. This resulted in a net zero impact within the Company’s additional paid-in capital.

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

Series A Cumulative Convertible Redeemable Preferred Stock

Of the 2,000,000 authorized shares of preferred stock, 505,000 shares were designated as $0.0001 par value Series A Cumulative Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”). The holders of Series A Preferred Stock were entitled to quarterly dividends of 7.0% per annum per share. As of December 31, 2024 and 2023, there are no outstanding shares of the Company's Series A Preferred Stock.

Based on the terms of the Series A Preferred Stock, the Company concluded that the Series A Preferred Stock should be classified as temporary equity in the accompanying consolidated balance sheets.

Warrants

A summary of the warrant activity for the Company for the period ended December 31, 2024 and  December 31, 2023 is as follows:

	Series A Preferred Stock Warrants (1)	Firestorm Warrants (2)	Secure Education Warrants (3)	2018 Public Offering Warrants (4)	2023 Promissory Notes (5)	2023 Registered Direct Offering (6)	2023 Private Warrants (7)	Total
Active warrants January 1, 2023	41,996	631,254	15,556	3,505	-	-	-	692,311
Issued warrants	-	-	-	-	6,250,000	8,126,806	2,850,000	17,226,806
Exercised warrants	(36,375)	-	-	-	-	(7,645,706)	-	(7,682,081)
Expired warrants	(5,621)	-	(15,556)	(3,505)	-	-	-	(24,682)
Cancelled warrants	-	(631,254)	-	-	-	-	-	(631,254)
Outstanding warrants December 31, 2023	-	-	-	-	6,250,000	481,100	2,850,000	9,581,100
Weighted average strike price of outstanding warrants as of December 31, 2023	$-	$-	$-	$-	$2.00	$1.82	$3.25	$2.36
Intrinsic value of outstanding warrants as of December 31, 2023	$-	$-	$-	$-	$8,313,000	$727,000	$228,000	$9,268,000
Shares of common stock issued for warrant exercises during the year ended December 31, 2023	36,375	-	-	-	-	7,645,706	-	7,682,081
Active warrants January 1, 2024	-	-	-	-	6,250,000	481,100	2,850,000	9,581,100
Issued warrants	-	-	-	-	-	-	-	-
Exercised warrants	-	-	-	-	(3,675,000)	-	-	(3,675,000)
Expired warrants	-	-	-	-	-	-	-	-
Cancelled warrants	-	-	-	-	(1,575,000)	-	-	(1,575,000)
Outstanding warrants December 31, 2024	-	-	-	-	1,000,000	481,100	2,850,000	4,331,100
Weighted average strike price of outstanding warrants as of December 31, 2024	$-	$-	$-	$-	$2.00	$1.82	$3.25	$2.80
Intrinsic value of outstanding warrants as of December 31, 2024	$-	$-	$-	$-	$-	$-	$-	$-
Shares of common stock issued for warrant exercises during the year ended December 31, 2024	-	-	-	-	3,675,000	-	-	3,675,000

(1)	As part of a Regulation A Offering in fiscal years 2016 and 2017, the Company issued warrants to the holders of Series A Preferred Stock (the “Series A Preferred Stock Warrants”). The exercise price for these warrants is $1.03. The expiration date of the Series A Preferred Stock Warrants was November 8, 2023.
(2)	As part of the acquisition of Firestorm on January 24, 2017, the Company issued warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $2.5744 per share, and warrants to purchase 315,627 shares of its common stock, exercisable over a period of five years, at an exercise price of $3.6083 per share (the “Firestorm Warrants”). The expiration date of the Firestorm Warrants was January 24, 2022. As part of the settlement of the Firestorm litigation, these warrants were cancelled.
(3)	Pursuant to the Company’s acquisition of Secure Education Consultants on January 1, 2018, the Company issued warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $5.44 per share, and warrants to purchase 33,333 shares of its common stock, exercisable over a period of five years, at an exercise price of $6.53 per share (the “Secure Education Warrants”). The expiration date of the Secure Education Warrants was January 1, 2023.
(4)	On November 1, 2018, in connection with an underwritten public offering of its common stock, the Company issued to the underwriters warrants to purchase 206,250 shares of its common stock (the “2018 Public Offering Warrants”), exercisable over a period of five years, at an exercise price of $1.00 per share. These warrants were exercisable commencing April 27, 2019 and expired on October 29, 2023.
(5)	On January 18, 2023, in connection with the 2023 Promissory Notes, the Company issued the investors warrants to purchase 6,250,000 shares of its common stock, exercisable over a period of five years, at an exercise price of $2.00 per share. These warrants were exercisable commencing January 18, 2023 and expire on January 18, 2028.
(6)	On March 23, 2023, in connection with the 2023 Registered Direct Offering the Company issued (i) pre-funded warrants exercisable for up to an aggregate of 772,853 shares of common stock, (ii) warrants to purchase up to 6,872,853 shares of common stock, and (iii) warrants to the placement agent to purchase up to 481,100 shares of common stock. The exercise price per share of the warrants was $1.455 and each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.001 per share and will expire when exercised in full. Each warrant for the placement agent is exercisable for one share of common stock at an exercise price of $1.8188 per share. These warrants were exercisable commencing March 27, 2023 and expire on March 27, 2028.
(7)	On July 25, 2023, in connection with the 2023 Letter Agreement, the Company issued warrants to purchase 2,850,000 shares of its common stock, exercisable over a period of five and half years, at an exercise price of $3.25 per share. These warrants were exercisable commencing July 25, 2023 and expire on January 25, 2029.

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

Stock-based compensation expense included in the consolidated statements of operations was as follows (dollars in thousands):

	Year ended December 31,
	2024	2023
Cost of revenue, excluding depreciation and amortization	$13	$20
General and administrative expenses	3,221	2,155
Selling and marketing expenses	321	413
Research and development expenses	1,274	1,764
Total stock-based compensation expense	$4,829	$4,352

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

There was no stock compensation expense related to stock options for the years ended December 31, 2024 and 2023.

A summary of stock option activity under the Company’s 2017 Plan for the years ended December 31, 2024 and 2023 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding balance at January 1, 2023	862,380	$1.27	5.29	$172,000
Exercised	(141,166)	1.12
Forfeited	-	-
Expired	(32,373)	3.44
Outstanding balance at December 31, 2023	688,841	$1.20	3.70	1,478,000
Exercised	(198,095)	1.34
Forfeited	-	-
Expired	(3,880)	3.81
Outstanding and exercisable balance at December 31, 2024	486,866	$1.13	3.76	$264,000

There were no options granted in the years ended December 31, 2024 and 2023. No shares became vested after grant during the years ended December 31, 2024 and 2023.

As of December 31, 2024 and 2023, there was no unrecognized stock compensation expense related to stock options granted under the 2017 Plan.

Restricted Stock Units

Stock compensation expense related to RSU’s for the years ended December 31, 2024 and 2023 was $4,829,000 and $4,352,000, respectively, and was presented as part of operating expenses in the accompanying consolidated statements of operations.

A summary of RSU activity under the Company’s 2017 Plan for years ended December 31, 2024 and 2023 is as follows:

	Number of Shares	Weighted Average Unit Price	Weighted Average Remaining Contractual Term (Years)
Outstanding balance at January 1, 2023	1,940,260	$5.58	1.81
Granted	898,440	1.92	1.65
Vested	(903,485)	5.83	0.66
Forfeited	(187,757)	3.49	1.38
Outstanding balance at December 31, 2023	1,747,458	$3.79	1.39
Granted	5,556,649	1.17	1.15
Vested	(1,044,280)	4.29	0.41
Forfeited	(483,401)	1.86	1.53
Outstanding balance at December 31, 2024	5,776,426	$1.34	1.09

 All RSUs granted vest upon the satisfaction of a service-based vesting condition.

As of December 31, 2024, there was $4,818,000 of unrecognized stock compensation expense related to unvested RSUs granted under the 2017 Plan that will be recognized over an average remaining period of 1.09 years.

NOTE 15 – LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share (dollars in thousands, except per share data):

	Year ended December 31,
	2024	2023
Basic and diluted loss per share
Net loss applicable to common shareholders	$(61,410)	$(45,685)
Weighted average common shares outstanding - basic and diluted	86,717,724	63,168,299
Basic and diluted loss per share	$(0.71)	$(0.72)
Common stock equivalents excluded due to anti-dilutive effect	11,258,721	12,017,399

As the Company had a net loss for the year ended December 31, 2024, the following 11,258,721 potentially dilutive securities were excluded from diluted loss per share: 4,331,100 for outstanding warrants, 486,866 related to outstanding options, 664,329 related to the ATD Holdback Shares and 5,776,426 related to outstanding RSUs.

As the Company had a net loss for the year ended December 31, 2023, the following 12,017,399 potentially dilutive securities were excluded from diluted loss per share: 9,581,100 for outstanding warrants, 688,841 related to outstanding options and 1,747,458 related to outstanding RSUs.

NOTE 16 – SUBSEQUENT EVENTS

Release of ATD Holdback Shares

On January 2, 2025, the one year anniversary of closing of the ATD Acquisition, the Company issued and delivered to ATD’s former owners 664,329 holdback shares of the Company’s common stock in full satisfaction of the purchase price for the ATD Acquisition.

At Market Issuance Sales Agreement

On February 10, 2025, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with Northland Securities, Inc., pursuant to which the Company may, from time to time, offer and sell shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), having an aggregate offering price of up to $25,000,000.

As of  March 28, 2025 the Company issued 5,148,600 shares of its common stock in exchange for net cash of $7,895,000 under the Sales Agreement.

Departure of Chief Executive Officer

On March 12, 2025, Rekor’s President and CEO, David Desharnais, submitted his resignation, which was accepted by the Company’s Board of Directors. The Company has begun steps to identify a new CEO. In the interim Robert A. Berman, the Company's Board Chairman and previous CEO, will assume the role of interim president and CEO.

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

Based on management’s review, our Interim President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2024.

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

Under the supervision and with the participation with our management, including our Interim President and Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Remediation of Previously Identified Material Weakness

Management identified a material weakness during its assessment of internal controls over financial reporting in our Quarterly Report on For 10-Q for the quarter ended March 31, 2024. Specifically, because of the initial accounting treatment related to the acquisition of ATD, we concluded that our controls to address the risks associated with significant and unusual transactions and their impact to our financial reporting were not effectively designed or maintained.

Management improved its process around significant and unusual transactions to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting and tax standards.

To further strengthen our internal controls, we modified our management review controls over significant and unusual transactions to engage our accounting and tax experts prior to our reporting deadlines to assist in identifying the implications of transactions deemed to be significant and unusual that occurred during the applicable period.

During the year ended December 31, 2024, we completed our testing of the design and operating effectiveness of the implemented controls and determined them to be effective. As a result, we have concluded that our material weaknesses have been remediated as of December 31, 2024.

Changes to Internal Control over Financial Reporting

Except for the remediation of a material weakness identified in Q1 2024, described above, no other changes in internal control over financial reporting occurred during 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B. OTHER INFORMATION

None. No Rule 10b5-1 plans were adopted by insiders in Q4 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The information required by this item will be contained under the captions "Information about the Board of Directors and Committees," "Election of Directors" and "Executive Officers" in our definitive proxy statement to be filed with the SEC in connection with our 2025 annual meeting of stockholders, (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2024, and is incorporated in this report by reference.

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	FilingDate	Filed/ FurnishedHerewith

3.1	Amended and Restated Certificate of Incorporation of Novume Solutions, Inc. as filed with the Secretary of State of Delaware on August 21, 2017	8-K	333-216014	3.1	8/25/17
3.2	Certificate of Amendment to Certificate of Incorporation of Novume Solutions, Inc. as filed with the Secretary of State of Delaware on April 30, 2019	8-K	001-38338	3.1	4/30/19

3.3	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Rekor Systems, Inc., dated March 18, 2020	8-K	001-38338	3.1	3/18/20
3.4	Third Certificate of Amendment to Amended and Restated Certificate of Incorporation of Rekor Systems, Inc. as filed with the Secretary of the State of Delaware on April 22, 2024	8-K	001-38338	3.1	4/22/24
3.5	Amended and Restated Bylaws of Rekor Systems, Inc.	8-K	001-38338	3.2	12/15/21
4.1	Form of Warrant (January 2023)	8-K	001-38338	4.1	1/23/23
4.2	Form of Senior Secured Note (January 2023)	8-K	001-38338	4.2	1/23/23
4.3	Form of Common Stock Purchase Warrant (March 2023)	8-K	001-38338	4.2	3/27/23
4.4	Form of Placement Agent Common Stock Purchase Warrant (March 2023)	8-K	000-38338	4.3	3/27/23
4.5	Form of Common Stock Purchase Warrant (July 2023)	8-K	000-38338	4.1	7/27/23
4.6	Form Series A Prime Revenue Sharing Notes	8-K	000-38338	4.1	12/15/23
4.7	Indenture (Series A Prime Revenue Sharing Notes)	8-K	000-38338	4.2	12/15/23
4.8	First Supplemental Indenture (Series A Prime Revenue Sharing Notes)	8-K	000-38338	4.3	12/15/23
4.9	Second Supplemental Indenture (Series A Prime Revenue Sharing Notes)	8-K	000-38338	4.4	12/15/23
10.1#	2017 Equity Award Plan of Novume Solutions, Inc. (as amended and restated as of April 18, 2024)	S-8	333-278990	4.1	4/29/24
10.2#	Form of Rekor Systems, Inc. Incentive Stock Option Award Agreement	10-K	001-38338	10.18	4/11/19
10.3#	Form of Rekor Systems, Inc. Non-Qualified Stock Option Award Agreement	10-K	001-38338	10.19	4/11/19
10.4#	Employment Agreement with Eyal Hen effective May 15, 2019	8-K	001-38338	10.1	5/21/19

10.5#	Employment Agreement with Robert Berman effective May 15, 2019	8-K	001-38338	10.2	5/21/19
10.6#	Employment Agreement with David Desharnais dated as of December 10, 2021	8-K	001-38338	10.1	1/3/22
10.7	Form of Rekor Systems, Inc. Restricted Stock Unit Agreement	10-K	001-38338	10.8	3/31/22
10.8	Securities Purchase Agreement, dated as of January 18, 2023, by and among the Company and the investors party thereto	8-K	001-38338	10.1	1/23/23
10.9	Form of Securities Purchase Agreement (March 2023)	8-K	001-38338	10.1	3/27/23
10.10	Form of Inducement Offer to Exercise Common Stock Purchase Warrants	8-K	001-38338	10.1	7/25/23
10.11	Form of Subscription Agreement (Series A Prime Revenue Sharing Notes)	8-K	001-38338	10.1	12/15/23
10.12	Interest Purchase Agreement, dated January 2, 2024, by and Among Rekor Systems, Inc., All Traffic Data Services, LLC and All Traffic Holdings	8-K	001-38338	10.1	1/3/24
10.13	Underwriting Agreement, dated as of February 7, 2024, by and between Rekor Systems, Inc. and William Blair & Company, L.L.C., as representative of the several underwriters named therein	8-K	001-38338	1.1	2/9/24
10.14	Pre-Paid Advance Agreement, dated as of August 14, 2024, by and between Rekor Systems, Inc. and YA II PN, Ltd.	8-K	001-38338	10.1	8/14/24
10.15	Amendment No. 1 to Prepaid Advance Agreement, dated as of October 22, 2024, by and between Rekor Systems, Inc. and YA II PN, Ltd.	8-K	001-38338	10.1	10/22/24
10.16	At Market Issuance Sales Agreement, dated as of February 10, 2025, by and between Rekor Systems, Inc. and Northland Securities, Inc.	8-K	001-38338	1.1	2/10/25
21.1	Subsidiaries of Rekor Systems, Inc.					*
23.1	Consent of Marcum LLP., Independent Registered Public Accounting Firm					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer	10-K	001-38338	97	3/25/24
97	Clawback Policy					*
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rekor Systems, Inc.

/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	Interim President Chief Executive Officer and Chairman of the Board Principal Executive Officer
Date:	March 31, 2025

/s/ Eyal Hen
Name:	Eyal Hen
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 31, 2025

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert A. Berman Robert A. Berman	Interim President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2025

/s/ Eyal Hen Eyal Hen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2025

/s/ Paul de Bary Paul de Bary	Director	March 31, 2025

/s/ David Hanlon David Hanlon	Director	March 31, 2025

/s/ Steven D. Croxton Steven D. Croxton	Director	March 31, 2025

/s/ Sanjay Sarma Sanjay Sarma	Director	March 31, 2025

/s/ Tim Davenport Tim Davenport	Director	March 31, 2025

/s/ Drew Meyers Drew Meyers	Director	March 31, 2025

/s/ Glenn Goord Glenn Goord	Director	March 31, 2025

/s/ Viraj Mehta Viraj Mehta	Director	March 31, 2025