Form 10-Q
period 2025-03-31
Rekor Systems, Inc.
filed 2025-05-14
CIK 1697851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 13, 2025, the Registrant had 118,075,944 shares of common stock, $0.0001 par value per share outstanding.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties, including particularly statements regarding our future results of operations and financial position, business strategy, prospective products and services, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products and services. These statements involve uncertainties, such as known and unknown risks, and are dependent on other important factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance or achievements we express or imply. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2024 entitled “Risk Factors” and elsewhere in this Quarterly Report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestiture, merger, acquisition, or other business combination that had not been completed as of the date of this filing. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. We undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,851	$5,013
Restricted cash	458	316
Accounts receivable, net	7,582	7,232
Inventory	4,196	4,297
Note receivable, current portion	340	340
Other current assets	3,526	2,732
Total current assets	19,953	19,930
Long-term assets
Property and equipment, net	10,418	11,048
Right-of-use operating lease assets, net	7,721	9,348
Right-of-use financing lease assets, net	2,338	2,317
Goodwill	24,313	24,313
Intangible assets, net	14,150	14,450
Note receivable, long-term	57	142
Deposits	852	927
Total long-term assets	59,849	62,545
Total assets	$79,802	$82,475
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	4,545	4,330
Notes payable, current portion	1,000	1,000
Loan payable, current portion	80	79
Lease liability operating, short-term	822	2,310
Lease liability financing, short-term	959	900
Contract liabilities	4,574	3,439
Liability for ATD Holdback Shares, at fair value	-	1,036
Other current liabilities	4,900	5,129
Total current liabilities	16,880	18,223
Long-term Liabilities
Series A Prime Revenue Sharing Notes, net of debt discount of $231 and $263, respectively	9,769	9,737
Series A Prime Revenue Sharing Notes - related party, net of debt discount of $115 and $132, respectively	4,885	4,868
Loan payable, long-term	174	194
Lease liability operating, long-term	11,850	12,371
Lease liability financing, long-term	1,012	977
Contract liabilities, long-term	1,207	1,298
Deferred tax liability	79	79
Other non-current liabilities	587	587
Total long-term liabilities	29,563	30,111
Total liabilities	46,443	48,334
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of March 31, 2025 and December 31, 2024, respectively. No preferred stock was issued or outstanding as of March 31, 2025 or December 31, 2024, respectively.	-	-
Common stock, $0.0001 par value; 300,000,000 authorized shares; 111,135,956 and 104,700,593 shares issued as of March 31, 2025 and December 31, 2024, respectively; 110,912,209 and 104,541,073 shares outstanding as of March 31, 2025 and December 31, 2024, respectively.	11	10
Treasury stock, 223,747 and 159,520 shares as of March 31, 2025 and December 31, 2024, respectively.	(804)	(711)
Additional paid-in capital	305,119	294,935
Accumulated deficit	(270,967)	(260,093)
Total stockholders’ equity	33,359	34,141
Total liabilities and stockholders’ equity	$79,802	$82,475

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$9,198	$9,778
Cost of revenue, excluding depreciation and amortization	4,761	5,285

Operating expenses:
General and administrative expenses	7,286	7,662
Selling and marketing expenses	1,757	2,414
Research and development expenses	3,977	5,001
Depreciation and amortization	1,556	2,332
Total operating expenses	14,576	17,409

Loss from operations	(10,139)	(12,916)
Other income (expense):
Loss on extinguishment of debt	-	(4,693)
Interest expense, net	(590)	(1,054)
Other (expense) income	(145)	49
Total other expense	(735)	(5,698)
Net loss	$(10,874)	$(18,614)
Loss per common share	$(0.10)	$(0.24)
Weighted average shares outstanding
Basic and diluted	106,815,912	78,894,017

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts)

(Unaudited)

	Shares of Common Stock	Common Stock	Shares of Treasury Stock	Treasury Stock at Cost	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance as of January 1, 2025	104,541,073	$10	159,520	$(711)	$294,935	$(260,093)	$34,141
Stock-based compensation	-	-	-	-	1,370	-	1,370
Issuance upon vesting of restricted stock units	622,434	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(64,227)	-	64,227	(93)	-	-	(93)
ATD Holdback Shares	664,329	-	-	-	1,156	-	1,156
Issuance of common stock pursuant to the 2025 Sales Agreement	5,148,600	1	-	-	7,658	-	7,659
Net loss	-	-	-	-	-	(10,874)	(10,874)
Balance as of March 31, 2025	110,912,209	$11	223,747	$(804)	$305,119	$(270,967)	$33,359

Balance as of January 1, 2024	69,176,826	$7	96,508	$(522)	$232,568	$(198,683)	$33,370
Stock-based compensation	-	-	-	-	1,167	-	1,167
Issuance upon vesting of restricted stock units	459,773	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(58,145)	-	58,145	(180)	-	-	(180)
Shares issued as part of the ATD Acquisition	2,832,135	-	-	-	8,893	-	8,893
Retirement of the 2023 Promissory Notes	750,000	-	-	-	1,875	-	1,875
2024 Public Offering	11,500,000	1	-	-	26,361	-	26,362
Net loss	-	-	-	-	-	(18,614)	(18,614)
Balance as of March 31, 2024	84,660,589	$8	154,653	$(702)	$270,864	$(217,297)	$52,873

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(10,874)	$(18,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	50	30
Depreciation	951	974
Amortization of right-of-use lease asset	305	186
Non-cash operating lease expense	283	219
Share-based compensation	1,370	1,167
Amortization of debt discount	49	399
Amortization of intangible assets	300	1,172
Loss due to the remeasurement of the STS Earnout and Contingent Consideration, net	-	100
Loss on extinguishment of debt	-	4,693
Loss due to the remeasurement of ATD Holdback Shares	120	-
Loss on financing lease abandonment	4	-
Loss on sale of property and equipment	16	-
Changes in operating assets and liabilities:
Accounts receivable	(400)	566
Inventory	(98)	(427)
Other current assets	(517)	(208)
Deposits	75	7
Accounts payable, accrued expenses and other current liabilities	(92)	1,236
Contract liabilities	1,044	996
Lease liability	(665)	(382)
Net cash used in operating activities	(8,079)	(7,886)
Cash Flows from Investing Activities:
Capital expenditures	(349)	(161)
Proceeds from the sale of property and equipment	12	-
Cash paid for ATD acquisition, net	-	(8,969)
Net cash used in investing activities	(337)	(9,130)
Cash Flows from Financing Activities:
Proceeds from 2025 Sales Agreement, net	7,659	-
Proceeds from the public offering	-	26,362
Repayment of 2023 Promissory Notes	-	(12,500)
Proceeds from notes receivable	85	57
Payments related to financing leases	(236)	(150)
Repayments of loans payable	(19)	(19)
Repurchases of common stock upon vesting of restricted stock units	(93)	(180)
Net cash provided by financing activities	7,396	13,570
Net decrease in cash, cash equivalents and restricted cash and cash equivalents	(1,020)	(3,446)
Cash, cash equivalents and restricted cash at beginning of period	5,329	15,713
Cash, cash equivalents and restricted cash at end of period	$4,309	$12,267

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of period	$3,851	$11,881
Restricted cash and cash equivalents at end of period	458	386
Cash, cash equivalents and restricted cash at end of period	$4,309	$12,267

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

These unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial statements as of and for the periods ended  March 31, 2025 and 2024.

The financial data and other information disclosed in these notes are unaudited. The results for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

The Company has generated losses and negative operating cashflows since its inception and has relied on external sources of financing to support cash flow from operations. The Company attributes losses to non-capital expenditures related to the scaling of existing products and services, development of new products and services and marketing efforts associated with these products and services. As of and for the three months ended March 31, 2025, the Company had working capital of $3,073,000 and a net loss of $10,874,000, respectively.

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

The CODM uses net income in assessing segment performance. The significant expense regularly reviewed by the CODM is cost of revenues, excluding depreciation and amortization and the Company’s operating expenses. The presentation of these items to the CODM is consistent with the Company’s presentation of these items on the condensed consolidated statement of operations.

Goodwill

The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. Goodwill is subject to impairment testing on an annual basis. The Company will assess goodwill for impairment annually on  October 1st of each year, or more often if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. The Company will perform a qualitative assessment, to determine its fair value which includes an evaluation of relevant events and circumstances, including macroeconomic, industry and market conditions, the Company's overall financial performance, and trends in the value of the Company's common stock. As of March 31, 2025, the Company did not identify any events that would cause it to assess goodwill for impairment.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for accounts receivable, notes receivable and accounts payable approximate fair value as of  March 31, 2025 and December 31, 2024 because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt and long-term receivables approximates fair value as of  March 31, 2025 and December 31, 2024, given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

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

The Company does not have any Level 1 or Level 2 assets or liabilities. The Company considers its contingent consideration and ATD Holdback Shares to be Level 3 securities as the fair value measurement is based on significant inputs that are unobservable in the market and thus represents a Level 3 fair value measurement.

There were no changes in levels during the period ended March 31, 2025.

The following is a rollforward of the company’s contingent consideration liability and ATD Holdback Shares:

STS Contingent Consideration
Balance as of January 1, 2025	$1,900
Change in fair value	-
Balance as of March 31, 2025	$1,900
ATD Holdback Shares
Balance as of January 1, 2025	$1,036
Gain due to change in fair value	120
Settlement of ATD Holdback Shares	(1,156)
Balance as of March 31, 2025	$-

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

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, performance obligations are satisfied

The following table presents a summary of revenue (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Recurring revenue	$5,106	$4,963
Product and service revenue	4,092	4,815
Total revenue	$9,198	$9,778

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

Revenue by Customer Type

The following table presents a summary of revenue by customer type (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Urban Mobility	$5,529	$5,614
Transportation Management	423	665
Public Safety	3,246	3,499
Total revenue	$9,198	$9,778

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

Where performance obligations for the remaining term of a contract with a customer are not yet satisfied or have only been partially satisfied as of a particular date, the unsatisfied portion is to be recognized as revenue in the future. As of March 31, 2025, the unsatisfied portion of the remaining performance obligation was approximately $14,485,000. The Company expects to recognize approximately 89% of this amount as revenue over the succeeding twelve months, and the remainder is expected to be recognized within the next five years thereafter.

Unbilled accounts receivable

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, unbilled accounts receivables, and contract liabilities on the unaudited condensed consolidated balance sheets. Billed and unbilled accounts receivable are presented as part of accounts receivable, net, on the unaudited condensed consolidated balance sheets. When billing occurs after services have been provided, such unbilled amounts will generally be billed and collected within 60 to 120 days, but typically no longer than over the next twelve months. Unbilled accounts receivables of $1,545,000 and $1,623,000 were included in accounts receivable, net, in the unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.

Contract liabilities

When the Company advance bills clients prior to providing services, generally such amounts will be earned and recognized in revenue within the next six months to five years, depending on the length of the period during which services are to be provided. This revenue and the corresponding decrease in liabilities are recognized on a contract-by-contract basis at the end of each reporting period and reflected on the unaudited condensed consolidated balance sheet for such period. Changes in the contract balances during the three months ended March 31, 2025 were not materially impacted by any other factors. During the three months ended March 31, 2025, $1,168,000 of the contract liabilities balance as of December 31, 2024 was recognized as revenue.

The services due for contract liabilities described above are shown below as of March 31, 2025 (dollars in thousands):

2025, remaining	$4,132
2026	1,065
2027	405
2028	130
2029	48
Thereafter	1
Total	$5,781

Cash and Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid debt instruments to be cash equivalents.

Cash subject to contractual restrictions and not readily available for use is classified as restricted cash. The Company’s restricted cash balances are primarily made up of cash collected on behalf of certain client jurisdictions. Restricted cash for these client jurisdictions as of  March 31, 2025 and December 31, 2024 were $458,000 and $316,000, respectively, and correspond to equal amounts of related liabilities.

Concentrations of Credit Risk

The Company deposits its temporary cash investments with highly rated quality financial institutions that are located in the United States and Israel. The United States deposits are federally insured up to $250,000 per insured bank, for each account ownership category. As of March 31, 2025 and December 31, 2024, the Company had deposits from operations totaling $4,309,000 and $5,329,000, respectively, in multiple U.S. financial institutions and one Israeli financial institution.

Customer A accounted for 11% of the unaudited condensed consolidated revenue for the three months ended  March 31, 2025. No other single customer accounted for more than 10% of the Company’s unaudited condensed consolidated revenues for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, Customer B accounted for 11% of the Company's unaudited condensed consolidated accounts receivable balance. As of December 31, 2024, Customer A accounted for 12% of the Company's consolidated accounts receivable balance.

Other Current Liabilities

As of March 31, 2025 and December 31, 2024, amounts owed to related parties of $78,000 and $104,000 were presented as part of accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets.

A summary of other current liabilities is as follows (in thousands):

	March 31, 2025	December 31, 2024
Payroll and payroll related expense	$2,375	$2,674
Right of offset to restricted cash	458	316
STS Contingent Consideration, at fair value	1,900	1,900
Other	167	239
Other current liabilities	$4,900	$5,129

New Accounting Pronouncements Effective in Future Periods

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

Additional significant accounting policies of the Company are also described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

NOTE 3 - LEASES

The Company has operating leases for office facilities in various locations throughout the United States and Israel. Additionally, the Company has financing leases for vehicles it uses for its operations throughout the United States. The Company’s leases have remaining terms of one to eight years. Certain of the Company’s leases include options to extend the term of the lease or to terminate the lease prior to the end of the initial term. When it is reasonably certain that the Company will exercise the option, the Company will include the impact of the option in the lease term for purposes of determining total future lease payments.

During the first quarter of 2025, the Company entered into a lease amendment that modified the timing of contractual lease payments related to its lease in Columbia Maryland. Based on the Company's evaluation, the amendment qualified as a lease modification under ASC 842. As a result of the modification, the Company recognized a decrease of $1,344,000 in both its operating lease liability and the corresponding operating lease right-of-use asset.

Lease cost recognized in our consolidated statements of operations is summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$710	$672
Finance lease cost
Amortization of right-of-use assets	305	186
Interest on lease liabilities	48	35
Finance lease cost	353	221
Total lease cost	$1,063	$893

Other information about lease amounts recognized in our consolidated financial statements is as follows:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	7.05	7.56
Financing leases	2.51	2.19

Weighted-average discount rate
Operating leases	12.0%	9.2%
Financing leases	9.0%	9.0%

Maturities of operating and financing lease liabilities for continuing operations at  March 31, 2025 were as follows (dollars in thousands):

	Operating Leases	Financing Leases
2025, remaining	$1,310	$819
2026	3,885	840
2027	2,475	336
2028	2,372	120
2029	2,375	89
Thereafter	6,388	-
Total lease payments	18,805	2,204
Less imputed interest	6,133	233
Maturities of lease liabilities	$12,672	$1,971

NOTE 4 – SUPPLEMENTAL NON CASH DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended March 31, 2025 and 2024 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for interest	$563	$868
Cash paid for taxes	24	-
Decrease in accounts payable and accrued expenses related to purchases of inventory	78	(42)
Decrease in deposits related to property and equipment received	(277)	247
Decrease in property and equipment that was uninstalled and moved to inventory	-	311
Contract modification resulting in a measurement of an operating lease	1,344	-
Non-cash financing activities:
Settlement of ATD Holdback Shares with common stock	(1,156)	-
Fair value of shares issued in connection with the acquisition of ATD	-	8,893
Fair value of ATD Holdback Shares at the acquisition date	-	1,635
2023 Promissory Note redemption premium settled in shares of the Company’s common stock	-	1,875
New Leases under ASC-842:
Right-of-use assets obtained in exchange for new finance lease liabilities	361	47

NOTE 5 – INTANGIBLE ASSETS AND GOODWILL

ATD Acquisition

The purchase price for the ATD acquisition has been allocated to the assets acquired and liabilities assumed based on fair values as of the acquisition date. As part of the Company's purchase price allocation for the acquisition, the Company recognized $3,720,000 in goodwill, $11,900,000 in customer relationships, assigned a 15-year useful life, and $200,000 of marketing related intangible assets related to the ATD tradename, assigned a five-year useful life.

Intangible Assets Subject to Amortization

The following provides a breakdown of identifiable intangible assets, net as of  March 31, 2025 and  December 31, 2024 (dollars in thousands):

	March 31, 2025	December 31, 2024
Customer relationships	$15,300	$15,300
Marketing related	900	900
Internally capitalized software	247	247
Total	16,447	16,447
Less: accumulated amortization	(2,297)	(1,997)
Identifiable intangible assets, net	$14,150	$14,450

These intangible assets are amortized on a straight-line basis over their estimated useful life. Amortization expense for the three months ended March 31, 2025 and 2024 was $300,000 and $1,172,000, respectively, and is presented as part of depreciation and amortization in the unaudited condensed consolidated statements of operations. During the current period there have been no events that would cause the Company to evaluate its intangible assets for impairment.

As of March 31, 2025, the estimated impact from annual amortization from intangible assets for each of the next five fiscal years and thereafter is as follows (dollars in thousands):

2025, remaining	$900
2026	1,200
2027	1,130
2028	1,060
2029	1,020
Thereafter	8,840
Total	$14,150

NOTE 6 – DEBT

STS Notes

On  June 17, 2022, pursuant to the terms of the Company’s acquisition of STS, the Company issued an aggregate of $2,000,000 of notes payable in the form of two unsecured, subordinated promissory notes, each in the principal amount of $1,000,000 and bearing an interest rate of 3.0% per annum, payable quarterly. Notes in the principal amount of $1,000,000 matured on  September 30, 2024, and $1,000,000 in principal amount of the notes will mature on  June 17, 2025. On  September 30, 2024, the Company paid the first payment in the principal amount of $1,000,000. As of March 31, 2025, the aggregate balance of these notes payable was $1,000,000 which was included in notes payable, current portion in the unaudited condensed consolidated balance sheets.

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

As part of the terms of the Series A Prime Revenue Sharing Notes the Company is required to maintain an interest reserve related to not less than three times the next monthly interest payment. Additionally, there is a sinking fund requirement which takes effect if the three year value of eligible contracts is less than 170% of the aggregate outstanding principal amount of Series A Prime Revenue Sharing Notes. If the sinking fund requirement takes effect, the Company is required to maintain a cash balance sufficient to amortize the principal amount due on all series of Prime Revenue Sharing Notes outstanding under the Indenture in equal monthly installments by the respective due dates of each such series. The amount related to the interest reserve was $500,000 as of  March 31, 2025 and is held by a third party and is presented as part of deposits on the consolidated balance sheets. The Company is not in default of any requirements as they relate to the Series A Prime Revenue Sharing Notes and the sinking fund requirement has not been triggered as of  March 31, 2025.

The Company may prepay the Series A Prime Revenue Sharing Notes at any time up until December 15, 2026 by paying a premium ranging from 103% to 106%. Repayment of the Series A Prime Revenue Sharing Notes consisting of all principal, plus any unpaid accrued interest, may also be accelerated by the noteholder upon a change in control or event of default. For the three months ended March 31, 2025 and 2024, the Company recognized $497,000 and $496,000 in interest expense, respectively, related to the Series A Prime Revenue Sharing Notes.

Interest Expense

The following table presents the interest expense net of interest income related to the contractual interest and the amortization of debt issuance costs for the Company’s debt arrangements (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Contractual interest expense	$565	$794
Amortization of debt issuance costs	49	399
Total interest expense	614	1,193
Less: interest income	(24)	(139)
Total interest expense, net	$590	$1,054

Schedule of Principal Amounts Due of Debt

The principal amounts due for long-term notes payable are shown below as of March 31, 2025 (dollars in thousands):

2025, remaining	$1,060
2026	15,083
2027	86
2028	25
Total	16,254
Less unamortized debt discount	(346)
Total notes payable	$15,908

NOTE 7 – INCOME TAXES

The Company maintains a full valuation allowance against its net deferred taxes, outside of the deferred tax liability related to the indefinite lived intangibles, through  March 31, 2025.

The Company files income tax returns in Israel, the United States and in various states. No U.S. Federal, state or foreign income tax audits were in process as of March 31, 2025.

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

For the three months ended March 31, 2025 and 2024, the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2019 through 2023 tax years remain subject to examination by the Internal Revenue Service. As of March 31, 2025 and December 31, 2024, our evaluation revealed no uncertain tax positions that would have a material impact on the unaudited condensed consolidated financial statements.

For the three months ended March 31, 2025 and 2024, the Company did not record any expense or benefit related to income tax.

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

Thereafter, Claimants appealed the determination by filing objections and requesting a hearing before an Administrative Law Judge. The Company likewise filed a request for an award of attorneys’ fees. On  January 4, 2024, the Office of Administrative Law Judges (“OALJ”) processed the appeals and issued its Notice of Docketing and Order of Consolidation. On  February 28, 2024, the OALJ issued an Order setting forth a revised schedule governing the case with the start of the hearing scheduled for  March 3, 2025. In advance of the  March 3, 2025 hearing, the parties agreed to bifurcate the matter into two separate hearings. The first hearing from  March 3-5, 2025 was set to address liability and the second from  April 24-25, 2025 was set to address damages. The parties were able to settle the claim filed by one employee in advance of the  March 3, 2025 hearing. The hearing did proceed for the claim filed by another employee. The Court did not make a finding on liability at the hearing. The Court has requested that the parties prepare and submit post-hearing briefs on or before  April 19, 2025. The Company does not know when the Court will make its findings after the receipt of the briefs. The parties were next set to appear before the Court on  April 24-25, 2025 to address damages. On April 22, 2025, the Court notified the parties that the April 24-25, 2025 damages hearing was cancelled. The Court indicated that it was going to review the briefs submitted on the liability phase and evidence in the matter and would reschedule a damages hearing, if necessary. We do not know when the Court will make a finding on the liability phase.

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

At Market Issuance Sales Agreement

On  February 10, 2025, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with Northland Securities, Inc. (the “Agent”), pursuant to which the Company  may, from time to time, offer and sell shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), having an aggregate offering price of up to $25,000,000. The Agent is entitled to receive from the Company a commission in an amount equal to (i) 3.0% of the gross sales price per share sold through it as agent in agency transactions and (ii) 6.0% of the purchase price per share sold to the Agent, as principal in principal transactions. The Company incurred issuance costs of approximately $237,000 related to legal, accounting, and other fees in connection with the Sales Agreement. These costs were charged against the gross proceeds of the Sales Agreement and presented as a reduction to additional paid-in capital on the accompanying consolidated balance sheets.

As of March 31, 2025 the Company issued 5,148,600 shares of its common stock at a weighted average selling price of $1.58 per share in accordance with the Sales Agreement. Net cash provided from the Sales Agreement was $7,659,000 after paying $237,000 related to the issuance cost, as well as 3.0% or $244,000 related to cash commissions provided to the Agent.

ATD Acquisition

In connection with the acquisition of ATD on January 2, 2024, the Company issued 2,832,135 shares of the Company’s common stock as part of the consideration. On  January 2, 2025, the one year anniversary of closing of the ATD Acquisition, the Company issued and delivered to ATD’s former owners 664,329 holdback shares of the Company’s common stock in full satisfaction of the purchase price for the ATD Acquisition. The shares issued in connection with the ATD Acquisition have been registered on a resale registration statement on Form S-3, declared effective by the SEC on June 17, 2024.

2024 Public Offering

On February 9, 2024, the Company issued and sold 10,000,000 shares of its common stock, at an offering price of $2.50 per share of common stock (the “2024 Public Offering Price”) in a registered public offering by the Company (the “2024 Public Offering”), pursuant to an underwriting agreement with William Blair & Company, L.L.C., as representative of the several underwriters named therein (collectively, the “Underwriters”).

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

Warrants

There was no activity related to the Company warrants during the period ended March 31, 2025. The table below shows the Company's outstanding warrants as of March 31, 2025:

	2023 Promissory Notes (1)	2023 Registered Direct Offering (2)	2023 Private Warrants (3)	Total
Outstanding warrants as of March 31, 2025	1,000,000	481,100	2,850,000	4,331,100
Weighted average strike price of outstanding warrants as of March 31, 2025	$2.00	$1.82	$3.25	$2.80
Intrinsic value of outstanding warrants as of March 31, 2025	$-	$-	$-	$-

(1)	On January 18, 2023, in connection with the 2023 Promissory Notes, the Company issued the investors warrants to purchase 6,250,000 shares of its common stock, exercisable over a period of five years, at an exercise price of $2.00 per share. These warrants were exercisable commencing January 18, 2023 and expire on January 18, 2028.
(2)	On March 23, 2023, in connection with the 2023 Registered Direct Offering the Company issued warrants to the placement agent to purchase up to 481,100 shares of common stock. Each warrant for the placement agent is exercisable for one share of common stock at an exercise price of $1.8188 per share. These warrants were exercisable commencing March 27, 2023 and expire on March 27, 2028.
(3)	On July 25, 2023, in connection with the 2023 Letter Agreement, the Company issued warrants to purchase 2,850,000 shares of its common stock, exercisable over a period of five and half years, at an exercise price of $3.25 per share. These warrants were exercisable commencing July 25, 2023 and expire on January 25, 2029.

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

For the three months ended March 31, 2025 and 2024 there was no stock compensation expense related to stock options.

There was no activity related to the Company's stock options under the Company's 2017 Plan during the period ended March 31, 2025. The table below shows the Company's outstanding and exercisable stock options as of March 31, 2025:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable balance as of March 31, 2025	486,866	$1.13	3.48	$38,000

As of March 31, 2025, there was $0 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan.

Restricted Stock Units

Stock compensation expense related to Restricted Stock Units ("RSUs") for the three months ended March 31, 2025 and 2024 was $1,370,000 and $1,167,000, respectively, and is presented, based on the awardees' operating department, as general administrative, selling and marketing and research and development expenses in the unaudited condensed consolidated statements of operations.

A summary of RSU activity under the Company’s 2017 Plan for the three months ended March 31, 2025 is as follows:

	Number of Shares	Weighted Average Unit Price	Weighted Average Remaining Contractual Term (Years)
Outstanding balance as of January 1, 2025	5,776,426	$1.34	1.09
Granted	46,300	1.09	2.96
Vested	(622,434)	3.54	0.29
Forfeited	(783,367)	0.93	0.76
Outstanding balance as of March 31, 2025	4,416,925	$1.09	0.96

All RSUs granted vest upon the satisfaction of a service-based vesting condition.

As of March 31, 2025, there was $2,764,000 of unrecognized stock compensation expense related to unvested RSUs granted under the 2017 Plan that will be recognized over an average remaining period of 0.96 years.

NOTE 11 – LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands, except per share data)
Basic and diluted loss per share
Net loss attributable to shareholders	$(10,874)	$(18,614)
Weighted average common shares outstanding - basic and diluted	106,815,912	78,894,017
Basic and diluted loss per share	$(0.10)	$(0.24)
Potentially dilutive securities excluded due to the anti-dilutive effect	9,234,891	11,946,345

As the Company had a net loss for the three months ended March 31, 2025, the following 9,234,891 potentially dilutive securities were excluded from diluted loss per share: 4,331,100 for outstanding warrants, 486,866 related to outstanding options, and 4,416,925 related to outstanding RSUs.

As the Company had a net loss for the three months ended March 31, 2024, the following 11,946,345 potentially dilutive securities were excluded from diluted loss per share: 9,581,100 for outstanding warrants, 688,841 related to outstanding options and 1,676,404 related to outstanding RSUs.

NOTE 12 – SUBSEQUENT EVENTS

At Market Issuance Sales Agreement

From March 31, 2025 to  May 13, 2025 the Company issued 5,716,600 shares of its common stock in exchange for net cash of $4,995,000 under the Sales Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties including particularly statements regarding our future results of operations and financial position, business strategy, prospective products and services, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products and services. These statements involve uncertainties, such as known and unknown risks, and are dependent on other important factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements we express or imply. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties, and assumptions described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2024, entitled “Risk Factors” and elsewhere in this Quarterly Report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”) that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. We undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) and any updates contained herein as well as those set forth in our reports and other filings made with the SEC.

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

A New Operating System for Roadways

We believe the United States of America stands at a critical turning point in the evolution of its transportation and roadway infrastructure. For over 70 years, the nation has relied on legacy technologies and outdated analog and manual methodologies, resulting in inefficiencies, rising costs, and preventable safety hazards. While private-sector innovations like sensor technology, Internet of Things (“IoT”), AI, cloud computing, autonomous vehicles, and smart drones are advancing rapidly, fundamental challenges such as poor roadway quality, traffic congestion, and driver safety continue.

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

Critical Accounting Estimates and Assumptions

A comprehensive discussion of our critical accounting estimates and assumptions is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2024.

New Accounting Pronouncements

See Note 1 to our unaudited condensed consolidated financial statements set forth in Item 1 of this quarterly report for information regarding new accounting pronouncements.

Results of Operations

Our historical operating results in dollars are presented below.

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Revenue	$9,198	$9,778
Cost of revenue, excluding depreciation and amortization	4,761	5,285

Operating expenses:
General and administrative expenses	7,286	7,662
Selling and marketing expenses	1,757	2,414
Research and development expenses	3,977	5,001
Depreciation and amortization	1,556	2,332
Total operating expenses	14,576	17,409

Loss from operations	(10,139)	(12,916)
Other income (expense):
Loss on extinguishment of debt	-	(4,693)
Interest expense, net	(590)	(1,054)
Other (expense) income	(145)	49
Total other expense	(735)	(5,698)
Net loss	$(10,874)	$(18,614)

Comparison of the Three Months Ended March 31, 2025 and the Three Months Ended March 31, 2024

Total Revenue

	Three Months Ended March 31,		Change
(Dollars in thousands)	2025	2024	$	%
Revenue	$9,198	$9,778	$(580)	-6%

The decrease in revenue for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily attributable to adverse weather conditions and a slowdown in project activity, partially driven by ongoing uncertainty within the government sector.

Cost of Revenue, Excluding Depreciation and Amortization

	Three Months Ended March 31,		Change
(Dollars in thousands)	2025	2024	$	%
Cost of revenue, excluding depreciation and amortization	$4,761	$5,285	$(524)	-10%

For the three months ended March 31, 2025, cost of revenue, excluding depreciation and amortization decreased compared to the corresponding prior periods primarily due to a decreased in personnel and other direct costs such as hardware.

Operating Expenses

	Three Months Ended March 31,		Change
(Dollars in thousands)	2025	2024	$	%
Operating expenses:
General and administrative expenses	$7,286	$7,662	$(376)	-5%
Selling and marketing expenses	1,757	2,414	(657)	-27%
Research and development expenses	3,977	5,001	(1,024)	-20%
Depreciation and amortization	1,556	2,332	(776)	-33%
Total operating expenses	$14,576	$17,409	$(2,833)	-16%

General and Administrative Expenses

For the three months ended March 31, 2025, the decrease in general and administrative expenses was primarily due to a $225,000 decrease in professional services related to our operations and payroll and payroll related costs as a result of cost containment efforts intended to conform to operations.

Selling and Marketing Expenses

For the three months ended March 31, 2025, the decrease in selling and marketing expenses was primarily due to a $568,000 decreased related to payroll and payroll related costs as a result of cost containment efforts intended to conform to operations.

Research and Development Expense

For the three months ended March 31, 2025, the decrease in research and development expenses was primarily due to a $918,000 decreased related to payroll and payroll related costs as a result of cost containment efforts intended to conform to operations.

Depreciation and Amortization

The decrease in depreciation and amortization during the period is attributable to an impairment we recognized as of December 31, 2024, following the identification of a triggering event.

Other Income (Expense)

	Three Months Ended March 31,		Change
(Dollars in thousands)	2025	2024	$	%
Other income (expense):
Loss on extinguishment of debt	$-	$(4,693)	$4,693	-100%
Interest expense, net	(590)	(1,054)	464	44%
Other (expense) income	(145)	49	(194)	-396%
Total other expense	$(735)	$(5,698)	$4,963	87%

For the three months ended March 31, 2025, interest expense decreased period over period due to the early redemption of the 2023 Promissory Notes.

Loss on extinguishment of debt is a result of early redemption of the 2023 Promissory Notes. As part of the redemption, we recorded accelerated debt issuance costs of $2,818,000 and a redemption payment of $1,875,000 which we settled through the issuance of common stock.

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

The following table sets forth the components of the EBITDA and Adjusted EBITDA for the periods included (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Net loss	$(10,874)	$(18,614)
Interest	590	1,054
Depreciation and amortization	1,556	2,332
EBITDA	$(8,728)	$(15,228)

Share-based compensation	$1,370	$1,167
Loss on extinguishment of debt	-	4,693
Adjusted EBITDA	$(7,358)	$(9,368)

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

The following table sets forth the components of the Adjusted Gross Profit and Adjusted Gross Margin for the periods included:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands, except percentages)
Revenue	$9,198	$9,778
Cost of revenue, excluding depreciation and amortization	4,761	5,285
Adjusted Gross Profit	$4,437	$4,493
Adjusted Gross Margin	48.2%	46.0%

Adjusted Gross Margin For the three months ended March 31, 2025, increased compared to three months ended March 31, 2024. The fluctuation in Adjusted Gross Margin is typically correlated to the mix of software sales versus service type work. Typically our software sales carry a higher Adjusted Gross Margin.

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

	Three Months Ended March 31,		Change
	2025	2024	$	%
Recurring revenue	$5,106	$4,963	$143	3%

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

Performance Obligations

As of March 31, 2025, we had approximately $14,485,000 of contracts that were closed prior to March 31, 2025 but have a contractual period beyond March 31, 2025. This represents an increase of $35,000 or 0.2% compared to $14,450,000 of performance obligations as of December 31, 2024. These contracts generally cover a term of one to five years, in which the Company will recognize revenue ratably over the contract term. Performance obligations for large contracts gradually decrease as they approach the renewal stage and increase if and when renewed. We currently expect to recognize approximately 89% of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the following four years. On occasion, our customers will prepay the full contract or a substantial portion of the contract. Amounts related to the prepayment of the contract related to the performance obligation for a service period that is not yet met are recorded as part of our contract liabilities balance.

Lease Obligations

As of March 31, 2025, we had material leased building space at the following locations in the U.S. and Israel:

●	Columbia, Maryland – The corporate headquarters
●	Tel Aviv, Israel

We believe our facilities are in good condition and adequate for their current use. We expect to improve, replace and increase or decrease facilities as considered appropriate to meet the needs of our planned operations.

Liquidity and Capital Resources

The following table sets forth the components of our cash flows for the periods included (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	Change
			$	%
Net cash used in operating activities	$(8,079)	$(7,886)	$(193)	-2%
Net cash used in investing activities	(337)	(9,130)	8,793	96%
Net cash provided by financing activities	7,396	13,570	(6,174)	-45%
Net decrease in cash, cash equivalents and restricted cash	$(1,020)	$(3,446)	$2,426	-70%

Net cash used in operating activities for the three months ended March 31, 2025 had a increase of $193,000, which was primarily attributable to various fluctuations in our operating assets and liabilities.

The decrease in net cash used in investing activities of $8,793,000 was primarily due to the net cash outflow of $8,969,000 related to the acquisition of ATD.

Net cash provided by financing activities for the three months ended March 31, 2025 decreased by $6,174,000 from the prior three month period ended March 31, 2024. During the three months ended March 31, 2025, as part of our Sale Agreement, we received net proceeds of $7,659,000. During the three months ended March 31, 2024, as part of our 2024 Public Offering, we received net proceeds of $26,362,000, these proceeds were partially offset by the repayment of our 2023 Promissory Notes

For the three months ended March 31, 2025 and 2024, we funded our operations primarily through cash from operating activities, the issuance of debt and the sale of equity. As of March 31, 2025, we had cash and cash equivalents and restricted cash of $4,309,000 and a working capital of $3,073,000, as compared to cash and cash equivalents and restricted cash of $5,329,000 and working capital of $1,707,000 as of December 31, 2024.

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

We have generated losses since our inception and have relied on cash on hand and external sources of financing to support cash flow from operations. We attribute losses to non-capital expenditures related to the scaling of existing products, development of new products and service offerings and marketing efforts associated with these products and services. As of and for the three months ended March 31, 2025, we had working capital of $3,073,000 and a net loss of $10,874,000.

Our cash decreased by $1,020,000 for the three months ended March 31, 2025 primarily due to the net loss of $10,874,000, this amount was partially offset by external financing activity.

On February 10, 2025, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with Northland Securities, Inc. (the “Agent”), pursuant to which the Company may, from time to time, offer and sell shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), having an aggregate offering price of up to $25,000,000. The Agent is entitled to receive from the Company a commission in an amount equal to (i) 3.0% of the gross sales price per share sold through it as agent in agency transactions and (ii) 6.0% of the purchase price per share sold to the Agent, as principal in principal transactions. The Company incurred issuance costs of approximately $237,000 related to legal, accounting, and other fees in connection with the Sales Agreement. These costs were charged against the gross proceeds of the Sales Agreement and presented as a reduction to additional paid-in capital on the accompanying consolidated balance sheets.

As of March 31, 2025 the Company issued 5,148,600 shares of its common stock at a weighted average selling price of $1.58 per share in accordance with the Sales Agreement. Net cash provided from the Sales Agreement was $7,659,000 after paying $237,000 related to the issuance cost, as well as 3.0% or $244,000 related to cash commissions provided to the Agent.

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

As of March 31, 2025, we did not have any material commitments for capital expenditures.

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

Based on management’s review, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

Thereafter, Claimants appealed the determination by filing objections and requesting a hearing before an Administrative Law Judge. The Company likewise filed a request for an award of attorneys’ fees. On January 4, 2024, the Office of Administrative Law Judges (“OALJ”) processed the appeals and issued its Notice of Docketing and Order of Consolidation. On February 28, 2024, the OALJ issued an Order setting forth a revised schedule governing the case with the start of the hearing scheduled for March 3, 2025. In advance of the March 3, 2025 hearing, the parties agreed to bifurcate the matter into two separate hearings. The first hearing from March 3-5, 2025 was set to address liability and the second from April 24-25, 2025 was set to address damages. The parties were able to settle the claim filed by one employee in advance of the March 3, 2025 hearing. The hearing did proceed for the claim filed by another employee. The Court did not make a finding on liability at the hearing. The Court has requested that the parties prepare and submit post-hearing briefs on or before April 19, 2025. The Company does not know when the Court will make its findings after the receipt of the briefs. The parties were next set to appear before the Court on April 24-25, 2025 to address damages. On April 22, 2025, the Court notified the parties that the April 24-25, 2025 damages hearing was cancelled. The Court indicated that it was going to review the briefs submitted on the liability phase and evidence in the matter and would reschedule a damages hearing, if necessary. We do not know when the Court will make a finding on the liability phase.

The Company believes these claims are without merit. The Company intends to vigorously defend itself in this lawsuit.

ITEM 1A. RISK FACTORS

Tariffs and Trade Policy Changes Could Adversely Affect Our Supply Chain and Financial Performance

We depend on international suppliers for certain hardware components, such as cameras and sensors, used in our AI-driven roadway intelligence solutions. Recent U.S. tariffs on imports, from trading partners, could significantly increase our component costs. If we are unable to pass these increased costs to customers due to competitive pressures, our gross margins could decline, further straining our financial condition. Moreover, ongoing trade policy uncertainty could hinder our ability to plan effectively, adversely affecting our business, operating results, and financial condition.

Other than the risk factor discussed above, there have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on March 31, 2025. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K, as supplement by this Form 10-Q, as well as those contained in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

Rekor Systems, Inc.

By:	/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	Interim President Chief Executive Officer and Chairman of the Board Principal Executive Officer
Date:	May 14, 2025

By:	/s/ Eyal Hen
Name:	Eyal Hen
Title:	Chief Financial Officer Principal Financial and Accounting Officer
Date:	May 14, 2025