Form 10-Q
period 2025-06-30
Rekor Systems, Inc.
filed 2025-08-12
CIK 1697851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 11, 2025, the Registrant had 126,334,034 shares of common stock, $0.0001 par value per share outstanding.

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

REKOR SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2025

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,830	$5,013
Restricted cash	340	316
Accounts receivable, net of reserve allowance of $571 and $486, respectively	7,976	7,232
Inventory	4,580	4,297
Note receivable, current portion	312	340
Other current assets	3,342	2,732
Total current assets	21,380	19,930
Long-term assets
Property and equipment, net	9,754	11,048
Right-of-use operating lease assets, net	7,694	9,348
Right-of-use financing lease assets, net	2,200	2,317
Goodwill	24,313	24,313
Intangible assets, net	13,850	14,450
Note receivable, long-term	-	142
Deposits	881	927
Total long-term assets	58,692	62,545
Total assets	$80,072	$82,475
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	4,090	4,330
Notes payable, current portion	-	1,000
Loan payable, current portion	81	79
Lease liability operating, short-term	1,444	2,310
Lease liability financing, short-term	980	900
Contract liabilities	3,752	3,439
Liability for ATD Holdback Shares, at fair value	-	1,036
Other current liabilities	4,874	5,129
Total current liabilities	15,221	18,223
Long-term Liabilities
Series A Prime Revenue Sharing Notes, net of debt discount of $197 and $263, respectively	9,803	9,737
Series A Prime Revenue Sharing Notes - related party, net of debt discount of $99 and $132, respectively	4,901	4,868
Loan payable, long-term	154	194
Lease liability operating, long-term	11,654	12,371
Lease liability financing, long-term	922	977
Contract liabilities, long-term	1,352	1,298
Deferred tax liability	79	79
Other non-current liabilities	587	587
Total long-term liabilities	29,452	30,111
Total liabilities	44,673	48,334
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of June 30, 2025 and December 31, 2024, respectively. No preferred stock was issued or outstanding as of June 30, 2025 or December 31, 2024, respectively.	-	-
Common stock, $0.0001 par value; 300,000,000 authorized shares; 122,538,090 and 104,700,593 shares issued as of June 30, 2025 and December 31, 2024, respectively; 122,237,802 and 104,541,073 shares outstanding as of June 30, 2025 and December 31, 2024, respectively.	12	10
Treasury stock, 300,288 and 159,520 shares as of June 30, 2025 and December 31, 2024, respectively.	(873)	(711)
Additional paid-in capital	315,885	294,935
Accumulated deficit	(279,625)	(260,093)
Total stockholders’ equity	35,399	34,141
Total liabilities and stockholders’ equity	$80,072	$82,475

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$12,359	$12,427	$21,557	$22,205
Cost of revenue, excluding depreciation and amortization	6,245	5,776	11,006	11,061

Operating expenses:
General and administrative expenses	6,936	7,370	14,222	15,032
Selling and marketing expenses	1,700	2,021	3,457	4,435
Research and development expenses	3,652	4,991	7,629	9,992
Depreciation and amortization	1,561	2,344	3,117	4,676
Total operating expenses	13,849	16,726	28,425	34,135

Loss from operations	(7,735)	(10,075)	(17,874)	(22,991)
Other income (expense):
Loss on extinguishment of debt	-	-	-	(4,693)
Interest expense, net	(586)	(544)	(1,176)	(1,598)
(Loss) gain on remeasurement of ATD Holdback Shares	-	745	(120)	745
Other (expense) income	(337)	79	(362)	128
Total other (expense) income, net	(923)	280	(1,658)	(5,418)
Net loss	$(8,658)	$(9,795)	$(19,532)	$(28,409)
Loss per common share	$(0.07)	$(0.12)	$(0.17)	$(0.35)
Weighted average shares outstanding
Basic and diluted	117,435,953	84,932,611	112,459,949	81,929,347

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts)

(Unaudited)

	Shares of Common Stock	Common Stock	Shares of Treasury Stock	Treasury Stock at Cost	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance as of April 1, 2025	110,912,209	$11	223,747	$(804)	$305,119	$(270,967)	$33,359
Stock-based compensation	-	-	-	-	723	-	$723
Issuance upon exercise of stock options	5,333	-	-	-	4	-	4
Issuance upon vesting of restricted stock units	1,630,801	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(76,541)	-	76,541	(69)	-	-	(69)
Issuance of common stock pursuant to the 2025 Sales Agreement	9,766,000	1	-	-	10,039	-	10,040
Net loss	-	-	-	-	-	(8,658)	(8,658)
Balance as of June 30, 2025	122,237,802	$12	300,288	$(873)	$315,885	$(279,625)	$35,399

Balance as of April 1, 2024	84,660,589	$8	154,653	$(702)	$270,864	$(217,297)	52,873
Stock-based compensation	-	-	-	-	1,115	-	1,115
Issuance upon exercise of stock options	3,500	-	-	-	3	-	3
Issuance upon vesting of restricted stock units	152,617	-	-	-	-	-	-
Issuance upon exercise of 2023 Warrants	1,400,000	1	-	-	1,959	-	1,960
Net loss	-	-	-	-	-	(9,795)	(9,795)
Balance as of June 30, 2024	86,216,706	$9	154,653	$(702)	$273,941	$(227,092)	$46,156

Balance as of January 1, 2025	104,541,073	$10	159,520	$(711)	$294,935	$(260,093)	$34,141
Stock-based compensation	-	-	-	-	2,093	-	2,093
Issuance upon exercise of stock options	5,333	-	-	-	4	-	4
Issuance upon vesting of restricted stock units	2,253,235	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(140,768)	-	140,768	(162)	-	-	(162)
ATD Holdback Shares	664,329	-	-	-	1,156	-	1,156
Issuance of common stock pursuant to the 2025 Sales Agreement	14,914,600	2	-	-	17,697	-	17,699
Net loss	-	-	-	-	-	(19,532)	(19,532)
Balance as of June 30, 2025	122,237,802	$12	300,288	$(873)	$315,885	$(279,625)	$35,399

Balance as of January 1, 2024	69,176,826	$7	96,508	$(522)	$232,568	$(198,683)	$33,370
Stock-based compensation	-	-	-	-	2,282	-	2,282
Issuance upon exercise of stock options	3,500	-	-	-	3	-	3
Issuance upon vesting of restricted stock units	612,390	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(58,145)	-	58,145	(180)	-	-	(180)
Shares issued as part of the ATD Acquisition	2,832,135	-	-	-	8,893	-	8,893
Retirement of the 2023 Promissory Notes	750,000	-	-	-	1,875	-	1,875
2024 Public Offering	11,500,000	1	-	-	26,361	-	26,362
Issuance upon exercise of 2023 Warrants	1,400,000	1	-	-	1,959	-	1,960
Net loss	-	-	-	-	-	(28,409)	(28,409)
Balance as of June 30, 2024	86,216,706	$9	154,653	$(702)	$273,941	$(227,092)	$46,156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(19,532)	$(28,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	103	314
Depreciation	1,911	1,949
Amortization of right-of-use lease asset	606	384
Non-cash operating lease expense	515	455
Share-based compensation	2,093	2,282
Amortization of debt discount	99	455
Amortization of intangible assets	600	2,343
Loss due to the remeasurement of the STS Earnout and Contingent Consideration, net	-	100
Loss (gain) on remeasurement of ATD Holdback Shares	120	(745)
Loss on sale of property and equipment	13	8
Loss on financing lease abandonment	4	-
Loss on extinguishment of debt	-	4,693
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(847)	(1,191)
Inventory	(78)	302
Other current assets	(565)	42
Deposits	46	12
Accounts payable, accrued expenses and other current liabilities	(745)	(269)
Contract liabilities	367	(111)
Lease liability	(444)	(540)
Net cash used in operating activities	(15,734)	(17,926)
Cash Flows from Investing Activities:
Capital expenditures	(650)	(512)
Proceeds from the sale of property and equipment	20	27
Cash paid for ATD acquisition, net	-	(9,222)
Net cash used in investing activities	(630)	(9,707)
Cash Flows from Financing Activities:
Proceeds from 2025 Sales Agreement, net	17,699	-
Repayment of STS Notes	(1,000)	-
Proceeds from the public offering	-	26,362
Repayment of 2023 Promissory Notes	-	(12,500)
Proceeds from notes receivable	170	170
Net proceeds from exercise of options	4	3
Net proceeds from exercise of warrants	-	1,960
Payments related to financing leases	(468)	(441)
Repayments of loans payable	(38)	(37)
Repurchases of common stock	(162)	(180)
Net cash provided by financing activities	16,205	15,337
Net decrease in cash, cash equivalents and restricted cash	(159)	(12,296)
Cash, cash equivalents and restricted cash at beginning of period	5,329	15,713
Cash, cash equivalents and restricted cash at end of period	$5,170	$3,417

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of period	$4,830	$3,089
Restricted cash at end of period	340	328
Cash, cash equivalents and restricted cash at end of period	$5,170	$3,417

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

These unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial statements as of and for the periods ended  June 30, 2025 and 2024.

The financial data and other information disclosed in these notes are unaudited. The results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the full year ended December 31, 2024. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

Dollar amounts, except per share data, in the notes to these unaudited condensed consolidated financial statements are rounded to the nearest $1,000.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the extensive use of management’s estimates. Management uses estimates and assumptions in preparing consolidated financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to the collectability of accounts receivable, the fair value of intangible and long lived-assets, the fair value of goodwill, the fair value of debt and equity instruments, income taxes and determination of standalone selling prices in contracts with customers that contain multiple performance obligations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results  may differ from those estimates under different assumptions or conditions.

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

The Company has generated losses and negative operating cashflows since its inception and has relied on external sources of financing to support cash flow from operations. The Company attributes losses to non-capital expenditures related to the scaling of existing products and services, development of new products and services and marketing efforts associated with these products and services. As of and for the six months ended June 30, 2025, the Company had working capital of $6,159,000 and a net loss of $19,532,000, respectively.

Based on the Company's current business plan assumptions and the expected cash burn rate, the Company believes that the existing cash is insufficient to fund its current level of operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the next twelve months following the issuance of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company is actively monitoring its operations, cash on hand and working capital. The Company is currently in the process of reviewing and exploring external financing options in order to sustain its operations. If additional financing is not available, the Company also has contingency plans to continue to reduce or defer expenses and cash outlays in the look-forward period.

Segment Information

The Company operates as a single operating and reportable segment. Rekor offers a variety of platforms that collect, connect and organize mobility data, making it accessible and useful to its customers for real-time insights and decision-making.

The Company’s chief operating decision maker (“CODM”) is the interim president and chief executive officer.

The Company does not report balance sheet information by segment since it is not reviewed by the CODM.

The CODM uses net income to assess segment performance. The significant expenses regularly reviewed by the CODM are cost of revenues, excluding depreciation and amortization and the Company’s operating expenses. The presentation of these items to the CODM is consistent with the Company’s presentation of these items on the unaudited condensed consolidated statement of operations.

Goodwill

The excess purchase consideration over the fair value of acquired assets and assumed liabilities is recorded as goodwill. Goodwill is subject to impairment testing on an annual basis. The Company will assess goodwill for impairment annually on  October 1st of each year, or more often if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. The Company will perform a qualitative assessment, to determine its fair value which includes an evaluation of relevant events and circumstances, including macroeconomic, industry and market conditions, the Company's overall financial performance, and trends in the value of the Company's common stock. As of June 30, 2025, the Company did not identify any events that would cause it to assess goodwill for impairment.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for accounts receivable, notes receivable and accounts payable approximate fair value as of  June 30, 2025 and December 31, 2024 because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt and long-term receivables approximates fair value as of  June 30, 2025 and December 31, 2024, given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

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

There were no changes in levels during the period ended June 30, 2025.

The following is a rollforward of the company’s contingent consideration liability and ATD Holdback Shares:

STS Contingent Consideration
Balance as of January 1, 2025	$1,900
Change in fair value	-
Balance as of June 30, 2025	$1,900

ATD Holdback Shares
Balance as of January 1, 2025	$1,036
Loss due to change in fair value	120
Settlement of ATD Holdback Shares	(1,156)
Balance as of June 30, 2025	$-

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

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, performance obligations are satisfied

The following table presents a summary of revenue (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Recurring revenue	$5,911	$6,284	$11,017	$11,246
Product and service revenue	6,448	6,143	10,540	10,959
Total revenue	$12,359	$12,427	$21,557	$22,205

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

Revenue by Customer Type

The following table presents a summary of revenue by customer type (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Urban Mobility	$8,422	$8,139	$13,951	$13,754
Transportation Management	408	723	831	1,387
Public Safety	3,529	3,565	6,775	7,064
Total revenue	$12,359	$12,427	$21,557	$22,205

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

Where performance obligations for the remaining term of a contract with a customer are not yet satisfied or have only been partially satisfied as of a particular date, the unsatisfied portion is to be recognized as revenue in the future. As of June 30, 2025, the unsatisfied portion of the remaining performance obligation was approximately $13,231,000. The Company expects to recognize approximately 88% of this amount as revenue over the succeeding twelve months, and the remainder is expected to be recognized within the next five years thereafter.

Unbilled accounts receivable

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, unbilled accounts receivables, and contract liabilities on the unaudited condensed consolidated balance sheets. Billed and unbilled accounts receivable are presented as part of accounts receivable, net, on the unaudited condensed consolidated balance sheets. When billing occurs after services have been provided, such unbilled amounts will generally be billed and collected within 60 to 120 days, but typically no longer than over the next twelve months. Unbilled accounts receivables of $1,931,000 and $1,623,000 were included in accounts receivable, net, in the unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.

Contract liabilities

When the Company advance bills clients prior to providing services, generally such amounts will be earned and recognized in revenue within the next six months to five years, depending on the length of the period during which services are to be provided. This revenue and the corresponding decrease in liabilities are recognized on a contract-by-contract basis at the end of each reporting period and reflected on the unaudited condensed consolidated balance sheet for such period. During the six months ended June 30, 2025, $2,160,000 of the contract liabilities balance as of December 31, 2024 was recognized as revenue.

The services due for contract liabilities described above are shown below as of June 30, 2025 (dollars in thousands):

2025, remaining	2,842
2026	1,394
2027	549
2028	214
2029	87
Thereafter	18
Total	$5,104

Cash and Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid debt instruments to be cash equivalents.

Cash subject to contractual restrictions and not readily available for use is classified as restricted cash. The Company’s restricted cash balances are primarily made up of cash collected on behalf of certain client jurisdictions. Restricted cash for these client jurisdictions as of  June 30, 2025 and December 31, 2024 were $340,000 and $316,000, respectively, and correspond to equal amounts of related liabilities.

Concentrations of Credit Risk

The Company deposits its temporary cash investments with highly rated quality financial institutions that are located in the United States and Israel. The United States deposits are federally insured up to $250,000 per insured bank, for each account ownership category. As of June 30, 2025 and December 31, 2024, the Company had deposits totaling $5,170,000 and $5,329,000, respectively, in multiple U.S. financial institutions and one Israeli financial institution.

No single customer accounted for more than 10% of the Company’s unaudited condensed consolidated revenues for the three and six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, no single customer accounted for more than 10% of the Company's unaudited condensed consolidated accounts receivable balance. As of December 31, 2024, a single customer accounted for 12% of the Company's consolidated accounts receivable balance.

Accounts Payable and Other Current Liabilities

As of June 30, 2025 and December 31, 2024, amounts owed to board members of $68,000 and $104,000 were presented as part of accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets.

A summary of other current liabilities is as follows (in thousands):

	June 30, 2025	December 31, 2024
Payroll and payroll related expense	$2,518	$2,674
Right of offset to restricted cash	340	316
STS Contingent Consideration, at fair value	1,900	1,900
Other	116	239
Other current liabilities	$4,874	$5,129

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

Lease cost recognized in our consolidated statements of operations is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$701	$688	1,411	1,360
Finance lease cost
Amortization of right-of-use assets	301	198	606	384
Interest on lease liabilities	41	32	89	67
Finance lease cost	342	230	695	451
Total lease cost	$1,043	$918	$2,106	$1,811

Other information about lease amounts recognized in our consolidated financial statements is as follows:

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	6.77	7.56
Financing leases	2.85	2.19

Weighted-average discount rate
Operating leases	12.0%	9.2%
Financing leases	9.5%	9.0%

Maturities of operating and financing lease liabilities for continuing operations at June 30, 2025 were as follows (dollars in thousands):

	Operating Leases	Financing Leases
2025, remaining	$927	$564
2026	4,028	880
2027	2,622	376
2028	2,465	159
2029	2,440	129
Thereafter	6,525	59
Total lease payments	19,007	2,167
Less imputed interest	5,909	265
Maturities of lease liabilities	$13,098	$1,902

NOTE 4 – SUPPLEMENTAL NON CASH DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2025 and 2024 were as follows (dollars in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for interest	$1,122	$1,408
Cash paid for taxes	93	50
Decrease in accounts payable and accrued expenses related to purchases of inventory	250	559
Decrease in deposits related to property and equipment received	-	243
Decrease in deposits related to inventory received	45	-
Decrease in property and equipment that was uninstalled and moved to inventory	-	312
Abandonment of financing lease	31	-
Contract modification resulting in a measurement of an operating lease	1,344	-
Non-cash financing activities:
Settlement of ATD Holdback Shares with common stock	1,156	-
Fair value of shares issued in connection with the acquisition of ATD	-	8,893
Fair value of ATD Holdback Shares at the acquisition date	-	1,635
2023 Promissory Note redemption premium settled in shares of the Company’s common stock	-	1,875
New Leases under ASC-842:
Right-of-use assets obtained in exchange for new finance lease liabilities	524	485
Right-of-use assets obtained in exchange for new operating lease liabilities	205	129

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets Subject to Amortization

The following provides a breakdown of identifiable intangible assets, net as of  June 30, 2025 and  December 31, 2024 (dollars in thousands):

	June 30, 2025	December 31, 2024
Customer relationships	$15,300	$15,300
Marketing related	900	900
Internally capitalized software	247	247
Total	16,447	16,447
Less: accumulated amortization	(2,597)	(1,997)
Identifiable intangible assets, net	$13,850	$14,450

These intangible assets are amortized on a straight-line basis over their estimated useful life. Amortization expense for the three months ended June 30, 2025 and 2024 was $300,000 and $1,171,000, respectively, and for the six months ended June 30, 2025 and 2024 was $600,000 and $2,343,000, respectively, and is presented as part of depreciation and amortization in the unaudited condensed consolidated statements of operations. During the current period there have been no events that would cause the Company to evaluate its intangible assets for impairment.

As of June 30, 2025, the estimated impact from annual amortization from intangible assets for each of the next five fiscal years and thereafter is as follows (dollars in thousands):

2025, remaining	$600
2026	1,200
2027	1,130
2028	1,060
2029	1,020
Thereafter	8,840
Total	$13,850

NOTE 6 – DEBT

STS Notes

On  June 17, 2022, pursuant to the terms of the Company’s acquisition of STS, the Company issued an aggregate of $2,000,000 of notes payable in the form of two unsecured, subordinated promissory notes, each in the principal amount of $1,000,000 and bearing an interest rate of 3.0% per annum, payable quarterly. Notes in the principal amount of $1,000,000 matured on  September 30, 2024, and $1,000,000 in principal amount of the notes matured on  June 17, 2025. On  September 30, 2024 and June 27, 2025, the Company paid the first and second payment in the principal amount of $1,000,000 and $1,000,000, respectively. As of June 30, 2025, the aggregate balance of these notes payable was fully satisfied.

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

Interest is based on revenue received from an initial pool of “prime” accounts which are related to contracts from customers in five states, each of which has been rated for their respective unsecured general obligation debt by nationally recognized credit rating agencies. The Company entered into a base Indenture for the Series A Prime Revenue Sharing Notes as of  December 15, 2023 with Argent Institutional Trust Company, as trustee. The Indenture creates a first priority security interest for the benefit of the holders of all subsequent notes issued under the Indenture. The Series A Prime Revenue Sharing Notes rank senior to the Company’s existing and future secured and unsecured debt with respect to the pool of revenue securing the Series A Prime Revenue Sharing Notes.

As part of the terms of the Series A Prime Revenue Sharing Notes the Company is required to maintain an interest reserve related to not less than three times the next monthly interest payment. Additionally, there is a sinking fund requirement which takes effect if the three year value of eligible contracts is less than 170% of the aggregate outstanding principal amount of Series A Prime Revenue Sharing Notes. If the sinking fund requirement takes effect, the Company is required to maintain a cash balance sufficient to amortize the principal amount due on all series of Prime Revenue Sharing Notes outstanding under the Indenture in equal monthly installments by the respective due dates of each such series. The amount related to the interest reserve was $500,000 as of  June 30, 2025 and is held by a third party and is presented as part of deposits on the consolidated balance sheets. The Company is not in default of any requirements as they relate to the Series A Prime Revenue Sharing Notes and the sinking fund requirement has not been triggered as of June 30, 2025.

The Company may prepay the Series A Prime Revenue Sharing Notes at any time up until December 15, 2026 by paying a premium ranging from 103% to 106%. Repayment of the Series A Prime Revenue Sharing Notes consisting of all principal, plus any unpaid accrued interest, may also be accelerated by the note holder upon a change in control or event of default. Interest expense related to the Series A Prime Revenue Sharing Notes was $497,000 and $497,000 for three months ended June 30, 2025 and 2024 respectively, and $994,000 and $993,000 for the six months ended June 30, 2025 and 2024, respectively.

Interest Expense

The following table presents the interest expense net of interest income related to the contractual interest and the amortization of debt issuance costs for the Company’s debt arrangements (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$561	$559	$1,126	$1,357
Amortization of debt issuance costs	50	56	99	455
Total interest expense	611	615	1,225	1,812
Less: interest income	25	71	49	214
Total interest expense, net	$586	$544	$1,176	$1,598

Schedule of Principal Amounts Due of Debt

The principal amounts due for long-term notes payable are shown below as of June 30, 2025 (dollars in thousands):

2025, remaining	$41
2026	15,083
2027	86
2028	25
Total	15,235
Less unamortized debt discount	(296)
Total notes payable	$14,939

NOTE 7 – INCOME TAXES

The Company maintains a full valuation allowance against its net deferred taxes, outside of the deferred tax liability related to the indefinite lived intangibles, through  June 30, 2025.

The Company files income tax returns in Israel, the United States and in various states. No U.S. Federal, state or foreign income tax audits were in process as of June 30, 2025.

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

For the six months ended June 30, 2025 and 2024, the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2019 through 2023 tax years remain subject to examination by the Internal Revenue Service. As of June 30, 2025 and December 31, 2024, our evaluation revealed no uncertain tax positions that would have a material impact on the unaudited condensed consolidated financial statements.

For the three and six months ended June 30, 2025 and 2024, the Company did not record any expense or benefit related to income tax.

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

Thereafter, Claimants appealed the determination by filing objections and requesting a hearing before an Administrative Law Judge. The Company likewise filed a request for an award of attorneys’ fees. On  January 4, 2024, the Office of Administrative Law Judges (“OALJ”) processed the appeals and issued its Notice of Docketing and Order of Consolidation. On  February 28, 2024, the OALJ issued an Order setting forth a revised schedule governing the case with the start of the hearing scheduled for  March 3, 2025. In advance of the  March 3, 2025 hearing, the parties agreed to bifurcate the matter into two separate hearings. The first hearing from  March 3-5, 2025 was set to address liability and the second from  April 24-25, 2025 was set to address damages. The parties were able to settle the claim filed by one employee in advance of the  March 3, 2025 hearing. The hearing did proceed for the claim filed by another employee. The Court did not make a finding on liability at the hearing. At the Court's request, the parties submitted post-hearing briefs in April 2025. The Company does not know when the Court will make its findings after the receipt of the briefs. The parties were next set to appear before the Court on  April 24-25, 2025 to address damages. On April 22, 2025, the Court notified the parties that the April 24-25, 2025 damages hearing was cancelled. The Court indicated that it was going to review the briefs submitted on the liability phase and evidence in the matter and would reschedule a damages hearing, if necessary. We do not know when the Court will make a finding on the liability phase.

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

At Market Issuance Sales Agreement

On  February 10, 2025, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with Northland Securities, Inc. (the “Agent”), pursuant to which the Company  may, from time to time, offer and sell shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), having an aggregate offering price of up to $25,000,000. The Agent is entitled to receive from the Company a commission in an amount equal to (i) 3.0% of the gross sales price per share sold through it as agent in agency transactions and (ii) 6.0% of the purchase price per share sold to the Agent, as principal in principal transactions. The Company incurred issuance costs of approximately $245,000 related to legal, accounting, and other fees in connection with the Sales Agreement. These costs were charged against the gross proceeds of the Sales Agreement and presented as a reduction to additional paid-in capital on the accompanying consolidated balance sheets.

As of June 30, 2025 the Company issued 14,914,600 shares of its common stock at a weighted average selling price of $1.24 per share in accordance with the Sales Agreement. Net cash provided from the Sales Agreement was $17,699,000 after paying $245,000 in issuance costs, as well as 3.0% or $555,000 related to cash commissions provided to the Agent.

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

Warrants

There was no activity related to the Company warrants during the period ended June 30, 2025. The table below shows the Company's outstanding warrants as of June 30, 2025:

	2023 Promissory Notes (1)	2023 Registered Direct Offering (2)	2023 Private Warrants (3)	Total
Outstanding warrants as of June 30, 2025	1,000,000	481,100	2,850,000	4,331,100
Weighted average strike price of outstanding warrants as of June 30, 2025	$2.00	$1.82	$3.25	$2.80
Intrinsic value of outstanding warrants as of June 30, 2025	$-	$-	$-	$-

(1)	On January 18, 2023, in connection with the 2023 Promissory Notes, the Company issued the investors warrants to purchase 6,250,000 shares of its common stock, exercisable over a period of five years, at an exercise price of $2.00 per share. Of the original 6,250,000 warrants, 3,675,000 have been exercised and 1,575,000 were cancelled. The remaining warrants were exercisable commencing January 18, 2023 and expire on January 18, 2028.
(2)	On March 23, 2023, in connection with the 2023 Registered Direct Offering the Company issued warrants to the placement agent to purchase up to 481,100 shares of common stock. Each warrant for the placement agent is exercisable for one share of common stock at an exercise price of $1.8188 per share. These warrants were exercisable commencing March 27, 2023 and expire on March 27, 2028.
(3)	On July 25, 2023, in connection with the 2023 Letter Agreement, the Company issued warrants to purchase 2,850,000 shares of its common stock, exercisable over a period of five and half years, at an exercise price of $3.25 per share. These warrants were exercisable commencing July 25, 2023 and expire on January 25, 2029.

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

For the three and six months ended June 30, 2025 and 2024 there was no stock compensation expense related to stock options.

A summary of stock option activity under the Company’s 2017 Plan during the period ended June 30, 2025 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding balance as of January 1, 2025	486,866	$1.13	3.76	$264,000
Exercised	(5,333)	0.68
Outstanding and exercisable balance as of June 30, 2025	481,533	$1.13	3.26	$120,000

As of June 30, 2025, there was $0 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan.

Restricted Stock Units

Stock compensation expense related to Restricted Stock Units ("RSUs") for the three months ended June 30, 2025 and 2024 was $723,000 and $1,115,000, respectively and for the six months ended June 30, 2025 and 2024 was $2,093,000 and $2,282,000 respectively, and is presented based on the awardees' operating department, as general administrative, selling and marketing and research and development expenses in the unaudited condensed consolidated statements of operations.

A summary of RSU activity under the Company’s 2017 Plan for the six months ended June 30, 2025 is as follows:

	Number of Shares	Weighted Average Unit Price	Weighted Average Remaining Contractual Term (Years)
Outstanding balance as of January 1, 2025	5,776,426	$1.34	1.09
Granted	108,400	1.19	2.85
Vested	(2,253,235)	1.68	0.37
Forfeited	(1,029,167)	0.97	0.58
Outstanding balance as of June 30, 2025	2,602,424	$1.15	0.91

All RSUs granted vest upon the satisfaction of a service-based vesting condition.

As of June 30, 2025, there was $1,852,000 of unrecognized stock compensation expense related to unvested RSUs granted under the 2017 Plan that will be recognized over an average remaining period of 0.91 years.

NOTE 11 – LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Basic and diluted loss per share
Net loss attributable to shareholders	$(8,658)	$(9,795)	$(19,532)	$(28,409)
Weighted average common shares outstanding - basic and diluted	117,435,953	84,932,611	112,459,949	81,929,347
Basic and diluted loss per share	$(0.07)	$(0.12)	$(0.17)	$(0.35)
Potentially dilutive securities excluded due to the anti-dilutive effect	7,415,057	9,627,895	7,415,057	9,627,895

As the Company had a net loss for the three and six months ended June 30, 2025, the following 7,415,057 potentially dilutive securities were excluded from diluted loss per share: 4,331,100 for outstanding warrants, 481,533 related to outstanding options, and 2,602,424 related to outstanding RSUs.

As the Company had a net loss for the three and six months ended June 30, 2024, the following 9,627,895 potentially dilutive securities were excluded from diluted loss per share: 6,606,100 for outstanding warrants, 681,461 related to outstanding options, 664,329 related to the ATD Holdback Shares and 1,676,005 related to outstanding RSUs.

NOTE 12 – SUBSEQUENT EVENTS

At Market Issuance Sales Agreement

From June 30, 2025 to  August 11, 2025 the Company issued 3,974,232 shares of its common stock in exchange for net cash of $4,653,000 under the Sales Agreement.

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

Results of Operations

Our historical operating results in dollars are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Revenue	$12,359	$12,427	$21,557	$22,205
Cost of revenue, excluding depreciation and amortization	6,245	5,776	11,006	11,061

Operating expenses:
General and administrative expenses	6,936	7,370	14,222	15,032
Selling and marketing expenses	1,700	2,021	3,457	4,435
Research and development expenses	3,652	4,991	7,629	9,992
Depreciation and amortization	1,561	2,344	3,117	4,676
Total operating expenses	13,849	16,726	28,425	34,135

Loss from operations	(7,735)	(10,075)	(17,874)	(22,991)

Other income (expense):
Loss on extinguishment of debt	-	-	-	(4,693)
Interest expense, net	(586)	(544)	(1,176)	(1,598)
(Loss) gain on remeasurement of ATD Holdback Shares	-	745	(120)	745
Other (expense) income	(337)	79	(362)	128
Total other (expense) income, net	(923)	280	(1,658)	(5,418)
Net loss	$(8,658)	$(9,795)	$(19,532)	$(28,409)

Comparison of the Three and Six Months Ended June 30, 2025 and the Three and Six Months Ended June 30, 2024

Total Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Revenue	$12,359	$12,427	$(68)	-1%	$21,557	$22,205	$(648)	-3%

The decrease in revenue for the three and six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily attributable to adverse weather conditions and a slowdown in project activity, partially driven by ongoing uncertainty within the government sector.

Cost of Revenue, Excluding Depreciation and Amortization

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Cost of revenue, excluding depreciation and amortization	$6,245	$5,776	$469	8%	$11,006	$11,061	$(55)	0%

For the three months ended June 30, 2025, cost of revenue, excluding depreciation and amortization increased compared to the corresponding prior period primarily due to the mix of software and hardware revenue which resulted in an increase in personnel and other direct costs. For the six months ended June 30, 2025, compared to the six months ended June 30, 2024, Cost of Revenue, Excluding Depreciation and Amortization remained consistent period over period.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Operating expenses:
General and administrative expenses	$6,936	$7,370	$(434)	-6%	$14,222	$15,032	$(810)	-5%
Selling and marketing expenses	1,700	2,021	(321)	-16%	3,457	4,435	(978)	-22%
Research and development expenses	3,652	4,991	(1,339)	-27%	7,629	9,992	(2,363)	-24%
Depreciation and amortization	1,561	2,344	(783)	-33%	3,117	4,676	(1,559)	-33%
Total operating expenses	$13,849	$16,726	$(2,877)	-17%	$28,425	$34,135	$(5,710)	-17%

General and Administrative Expenses

For the three and six months ended June 30, 2025, the decrease in general and administrative expenses was primarily due to a $365,000 and $628,000 decrease in payroll and payroll related costs as a result of cost containment efforts intended to conform to operations.

Selling and Marketing Expenses

For the three and six months ended June 30, 2025, the decrease in selling and marketing expenses was primarily due to a $251,000 and $848,000 decreased related to payroll and payroll related costs as a result of cost containment efforts intended to conform to operations.

Research and Development Expense

For the three and six months ended June 30, 2025, the decrease in research and development expenses was primarily due to a $1,220,000 and $2,138,000 decreased related to payroll and payroll related costs as a result of cost containment efforts intended to conform to operations.

Depreciation and Amortization

The decrease in depreciation and amortization during the period is attributable to an impairment we recognized as of December 31, 2024, following the identification of a triggering event.

Other Income (Expense)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Other income (expense):
Loss on extinguishment of debt	$-	$-	$-	-	$-	$(4,693)	$4,693	-100%
Interest expense, net	(586)	(544)	(42)	-8%	(1,176)	(1,598)	422	26%
(Loss) gain on remeasurement of ATD Holdback Shares	-	745	(745)	100%	(120)	745	(865)	116%
Other (expense) income	(337)	79	(416)	-527%	(362)	128	(490)	-383%
Total other (expense) income, net	$(923)	$280	$(1,203)	430%	$(1,658)	$(5,418)	$3,760	69%

For the three months ended June 30, 2025, interest expense remained fairly consistent period over period, however, for the six months ended June 30, 2025 interest expense decrease compared to the corresponding period in 2024 due to the early redemption of the 2023 Promissory Notes.

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

The following table sets forth the components of the EBITDA and Adjusted EBITDA for the periods included (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(8,658)	$(9,795)	$(19,532)	$(28,409)
Interest	586	544	1,176	1,598
Depreciation and amortization	1,561	2,344	3,117	4,676
EBITDA	$(6,511)	$(6,907)	$(15,239)	$(22,135)

Share-based compensation	$723	$1,115	$2,093	$2,282
Loss on extinguishment of debt	-	-	-	4,693
Adjusted EBITDA	$(5,788)	$(5,792)	$(13,146)	$(15,160)

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

The following table sets forth the components of the Adjusted Gross Profit and Adjusted Gross Margin for the periods included:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands, except percentages)		(Dollars in thousands, except percentages)
Revenue	$12,359	$12,427	$21,557	$22,205
Cost of revenue, excluding depreciation and amortization	6,245	5,776	11,006	11,061
Adjusted Gross Profit	$6,114	$6,651	$10,551	$11,144
Adjusted Gross Margin	49.5%	53.5%	48.9%	50.2%

Adjusted Gross Margin For the three and six months ended June 30, 2025, decreased compared to the three and six months ended June 30, 2024. The fluctuation in Adjusted Gross Margin is typically correlated to the mix of software sales versus service type work. Typically our software sales carry a higher Adjusted Gross Margin.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
Recurring revenue	$5,911	$6,284	$(373)	-6%	$11,017	$11,246	$(229)	-2%

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

Performance Obligations

As of June 30, 2025, we had approximately $13,231,000 of contracts that were closed prior to June 30, 2025 but have a contractual period beyond June 30, 2025. These contracts generally cover a term of one to five years, in which the Company will recognize revenue ratably over the contract term. Performance obligations for large contracts gradually decrease as they approach the renewal stage and increase if and when renewed. We currently expect to recognize approximately 88% of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the following four years. On occasion, our customers will prepay the full contract or a substantial portion of the contract. Amounts related to the prepayment of the contract related to the performance obligation for a service period that is not yet met are recorded as part of our contract liabilities balance.

Lease Obligations

As of June 30, 2025, we had material leased building space at the following locations in the U.S. and Israel:

●	Columbia, Maryland – The corporate headquarters
●	Tel Aviv, Israel

We believe our facilities are in good condition and adequate for their current use. We expect to improve, replace and increase or decrease facilities as considered appropriate to meet the needs of our planned operations.

Liquidity and Capital Resources

The following table sets forth the components of our cash flows for the periods included (dollars in thousands):

	Six Months Ended June 30,
	2025	2024	Change
			$	%
Net cash used in operating activities	$(15,734)	$(17,926)	$2,192	12%
Net cash used in investing activities	(630)	(9,707)	9,077	94%
Net cash provided by financing activities	16,205	15,337	868	6%
Net decrease in cash, cash equivalents and restricted cash	$(159)	$(12,296)	$12,137	-99%

Net cash used in operating activities for the six months ended June 30, 2025 had a decrease of $2,192,000, which was primarily attributable to a reduction in our net loss.

The decrease in net cash used in investing activities of $9,077,000 was primarily due to the net cash outflow of $9,222,000 related to the acquisition of ATD.

Net cash provided by financing activities for the six months ended June 30, 2025 increased by $868,000 from the prior six month period ended June 30, 2024. During the six months ended June 30, 2025, as part of our Sale Agreement, we received net proceeds of $17,699,000. During the six months ended June 30, 2024, as part of our 2024 Public Offering, we received net proceeds of $26,362,000, these proceeds were partially offset by the repayment of our 2023 Promissory Notes

For the three and six months ended June 30, 2025 and 2024, we funded our operations primarily through cash from operating activities, the issuance of debt and the sale of equity. As of June 30, 2025, we had cash and cash equivalents and restricted cash of $5,170,000 and a working capital of $6,159,000, as compared to cash and cash equivalents and restricted cash of $5,329,000 and working capital of $1,707,000 as of December 31, 2024.

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

We have generated losses since our inception and have relied on cash on hand and external sources of financing to support cash flow from operations. We attribute losses to non-capital expenditures related to the scaling of existing products, development of new products and service offerings and marketing efforts associated with these products and services. As of and for the six months ended June 30, 2025, we had working capital of $6,159,000 and a net loss of $19,532,000.

Our cash decreased by $159,000 for the six months ended June 30, 2025 primarily due to the net loss of $19,532,000, this amount was partially offset by external financing activity.

On February 10, 2025, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with Northland Securities, Inc. (the “Agent”), pursuant to which the Company may, from time to time, offer and sell shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), having an aggregate offering price of up to $25,000,000. The Agent is entitled to receive from the Company a commission in an amount equal to (i) 3.0% of the gross sales price per share sold through it as agent in agency transactions and (ii) 6.0% of the purchase price per share sold to the Agent, as principal in principal transactions. The Company incurred issuance costs of approximately $245,000 related to legal, accounting, and other fees in connection with the Sales Agreement. These costs were charged against the gross proceeds of the Sales Agreement and presented as a reduction to additional paid-in capital on the accompanying consolidated balance sheets.

As of June 30, 2025 the Company issued 14,914,600 shares of its common stock at a weighted average selling price of $1.24 per share in accordance with the Sales Agreement. Net cash provided from the Sales Agreement was $17,699,000 after paying $245,000 related to the issuance cost, as well as 3.0% or $555,000 related to cash commissions provided to the Agent.

Based on the Company's current business plan assumptions and the expected cash burn rate, the Company believes that the existing cash is insufficient to fund its current level of operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for the next twelve months following the issuance of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

As of June 30, 2025, we did not have any material commitments for capital expenditures.

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

Based on management’s review, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Thereafter, Claimants appealed the determination by filing objections and requesting a hearing before an Administrative Law Judge. The Company likewise filed a request for an award of attorneys’ fees. On January 4, 2024, the Office of Administrative Law Judges (“OALJ”) processed the appeals and issued its Notice of Docketing and Order of Consolidation. On February 28, 2024, the OALJ issued an Order setting forth a revised schedule governing the case with the start of the hearing scheduled for March 3, 2025. In advance of the March 3, 2025 hearing, the parties agreed to bifurcate the matter into two separate hearings. The first hearing from March 3-5, 2025 was set to address liability and the second from April 24-25, 2025 was set to address damages. The parties were able to settle the claim filed by one employee in advance of the March 3, 2025 hearing. The hearing did proceed for the claim filed by another employee. The Court did not make a finding on liability at the hearing. At the Court's request, the parties submitted post-hearing briefs in April 2025. The Company does not know when the Court will make its findings after the receipt of the briefs. The parties were next set to appear before the Court on April 24-25, 2025 to address damages. On April 22, 2025, the Court notified the parties that the April 24-25, 2025 damages hearing was cancelled. The Court indicated that it was going to review the briefs submitted on the liability phase and evidence in the matter and would reschedule a damages hearing, if necessary. We do not know when the Court will make a finding on the liability phase.

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

Other than the risk factor discussed above, there have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on June 30, 2025. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K, as supplement by this Form 10-Q, as well as those contained in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

Rekor Systems, Inc.

By:	/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	Interim President and Chief Executive Officer and Chairman of the Board Principal Executive Officer
Date:	August 12, 2025

By:	/s/ Eyal Hen
Name:	Eyal Hen
Title:	Chief Financial Officer Principal Financial and Accounting Officer
Date:	August 12, 2025