Form 10-Q
period 2025-09-30
Rekor Systems, Inc.
filed 2025-11-13
CIK 1697851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, the Registrant had 126,689,797 shares of common stock, $0.0001 par value per share outstanding.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties, including particularly statements regarding our future results of operations and financial position, business strategy, prospective products and services, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products and services. These statements involve uncertainties, such as known and unknown risks, and are dependent on other important factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance or achievements we express or imply. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2024 entitled “Risk Factors” and elsewhere in this Quarterly Report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestiture, merger, acquisition, or other business combination that had not been completed as of the date of this filing. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. We undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2025

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,158	$5,013
Restricted cash	253	316
Accounts receivable, net of allowance for credit losses of $600 and $486, respectively	12,320	7,232
Inventory	3,885	4,297
Note receivable, current portion	255	340
Other current assets	2,590	2,732
Total current assets	22,461	19,930
Long-term assets
Property and equipment, net	10,192	11,048
Right-of-use operating lease assets, net	7,651	9,348
Right-of-use financing lease assets, net	1,925	2,317
Goodwill	24,313	24,313
Intangible assets, net	13,550	14,450
Note receivable, long-term	-	142
Deposits	887	927
Total long-term assets	58,518	62,545
Total assets	$80,979	$82,475
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	3,763	4,330
Notes payable, current portion	-	1,000
Loan payable, current portion	82	79
Lease liability operating, short-term	2,093	2,310
Lease liability financing, short-term	908	900
Contract liabilities	4,093	3,439
Liability for ATD Holdback Shares, at fair value	-	1,036
Other current liabilities	4,563	5,129
Total current liabilities	15,502	18,223
Long-term Liabilities
Series A Prime Revenue Sharing Notes, net of debt discount of $165 and $263, respectively	9,835	9,737
Series A Prime Revenue Sharing Notes - related party, net of debt discount of $82 and $132, respectively	4,918	4,868
Loan payable, long-term	133	194
Lease liability operating, long-term	11,168	12,371
Lease liability financing, long-term	773	977
Contract liabilities, long-term	1,500	1,298
Deferred tax liability	79	79
Other non-current liabilities	587	587
Total long-term liabilities	28,993	30,111
Total liabilities	44,495	48,334
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of September 30, 2025 and December 31, 2024, respectively. No preferred stock was issued or outstanding as of September 30, 2025 or December 31, 2024, respectively.	-	-
Common stock, $0.0001 par value; 300,000,000 authorized shares; 126,990,085 and 104,700,593 shares issued as of September 30, 2025 and December 31, 2024, respectively; 126,689,228 and 104,541,073 shares outstanding as of September 30, 2025 and December 31, 2024, respectively.	12	10
Treasury stock, 300,857 and 159,520 shares as of September 30, 2025 and December 31, 2024, respectively.	(873)	(711)
Additional paid-in capital	321,119	294,935
Accumulated deficit	(283,774)	(260,093)
Total stockholders’ equity	36,484	34,141
Total liabilities and stockholders’ equity	$80,979	$82,475

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$14,194	$10,546	$35,751	$32,751
Cost of revenue, excluding depreciation and amortization	5,195	5,903	16,200	16,964

Operating expenses:
General and administrative expenses	6,299	8,637	20,519	23,669
Selling and marketing expenses	1,465	1,721	4,923	6,156
Research and development expenses	3,660	4,740	11,289	14,732
Depreciation and amortization	1,545	2,399	4,662	7,075
Total operating expenses	12,969	17,497	41,393	51,632

Loss from operations	(3,970)	(12,854)	(21,842)	(35,845)
Other income (expense):
Loss on extinguishment of debt	-	-	-	(4,693)
Interest expense, net	(568)	(496)	(1,744)	(2,094)
Gain (loss) on remeasurement of ATD Holdback Shares	-	192	(120)	937
Loss on offering costs - Prepaid Advance	-	(888)	-	(888)
Gain on the sale of Global Public Safety	-	1,500	-	1,500
Other (expense) income	389	(100)	25	28
Total other (expense) income, net	(179)	208	(1,839)	(5,210)
Net loss	$(4,149)	$(12,646)	$(23,681)	$(41,055)
Loss per common share	$(0.03)	$(0.14)	$(0.20)	$(0.49)
Weighted average shares outstanding
Basic and diluted	125,639,665	89,285,197	116,906,389	84,397,568

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts)

(Unaudited)

	Shares of Common Stock	Common Stock	Shares of Treasury Stock	Treasury Stock at Cost	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance as of July 1, 2025	122,237,802	$12	300,288	$(873)	$315,885	$(279,625)	$35,399
Stock-based compensation	-	-	-	-	577	-	577
Issuance upon exercise of stock options	10,000	-	-	-	6	-	6
Issuance upon vesting of restricted stock units	467,763	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(569)	-	569	-	-	-	-
Issuance of common stock pursuant to the 2025 Sales Agreement, net	3,974,232	-	-	-	4,651	-	4,651
Net loss	-	-	-	-	-	(4,149)	(4,149)
Balance as of September 30, 2025	126,689,228	$12	300,857	$(873)	$321,119	$(283,774)	$36,484

Balance as of July 1, 2024	86,216,706	$9	154,653	$(702)	$273,941	$(227,092)	46,156
Stock-based compensation	-	-	-	-	1,148	-	1,148
Issuance upon vesting of restricted stock units	260,305	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(4,867)	-	4,867	(9)	-	-	(9)
Issuance upon exercise of 2023 Warrants	2,275,000	-	-	-	3,185	-	3,185
Shares issued under the Prepaid Advance	2,207,876	-	-	-	2,500	-	2,500
Net loss	-	-	-	-	-	(12,646)	(12,646)
Balance as of September 30, 2024	90,955,020	$9	159,520	$(711)	$280,774	$(239,738)	$40,334

Balance as of January 1, 2025	104,541,073	$10	159,520	$(711)	$294,935	$(260,093)	$34,141
Stock-based compensation	-	-	-	-	2,670	-	2,670
Issuance upon exercise of stock options	15,333	-	-	-	10	-	10
Issuance upon vesting of restricted stock units	2,720,998	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(141,337)	-	141,337	(162)	-	-	(162)
ATD Holdback Shares	664,329	-	-	-	1,156	-	1,156
Issuance of common stock pursuant to the 2025 Sales Agreement, net	18,888,832	2	-	-	22,348	-	22,350
Net loss	-	-	-	-	-	(23,681)	(23,681)
Balance as of September 30, 2025	126,689,228	$12	300,857	$(873)	$321,119	$(283,774)	$36,484

Balance as of January 1, 2024	69,176,826	$7	96,508	$(522)	$232,568	$(198,683)	$33,370
Stock-based compensation	-	-	-	-	3,430	-	3,430
Issuance upon exercise of stock options	3,500	-	-	-	3	-	3
Issuance upon vesting of restricted stock units	872,695	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(63,012)	-	63,012	(189)	-	-	(189)
Shares issued as part of the ATD Acquisition	2,832,135	-	-	-	8,893	-	8,893
Retirement of the 2023 Promissory Notes	750,000	-	-	-	1,875	-	1,875
2024 Public Offering	11,500,000	1	-	-	26,361	-	26,362
Issuance upon exercise of 2023 Warrants	3,675,000	1	-	-	5,144	-	5,145
Shares issued under the Prepaid Advance	2,207,876	-	-	-	2,500	-	2,500
Net loss	-	-	-	-	-	(41,055)	(41,055)
Balance as of September 30, 2024	90,955,020	$9	159,520	$(711)	$280,774	$(239,738)	$40,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(23,681)	$(41,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	147	945
Depreciation	2,848	2,916
Amortization of right-of-use financing lease asset	914	650
Non-cash operating lease expense	749	699
Share-based compensation	2,670	3,430
Amortization of debt discount	148	492
Amortization of intangible assets	900	3,509
Loss due to the remeasurement of the STS Earnout and Contingent Consideration, net	100	100
Loss (gain) on remeasurement of ATD Holdback Shares	120	(937)
Gain on sale of property and equipment	(11)	(18)
Loss on financing lease abandonment	4	-
Gain on the sale of Global Public Safety	-	(1,500)
Loss on extinguishment of debt	-	4,693
Loss on the remeasurement of Prepaid Advance	-	21
Changes in operating assets and liabilities:
Accounts receivable	(5,235)	465
Inventory	453	(308)
Other current assets	134	186
Deposits	40	220
Accounts payable, accrued expenses and other current liabilities	(1,266)	(699)
Contract liabilities	856	(657)
Lease liability	(472)	(704)
Net cash used in operating activities	(20,582)	(27,552)
Cash Flows from Investing Activities:
Capital expenditures	(2,067)	(862)
Proceeds from the sale of property and equipment	86	23
Proceeds from the sale of Global Public Safety	-	1,500
Cash paid for ATD acquisition, net	-	(9,222)
Net cash used in investing activities	(1,981)	(8,561)
Cash Flows from Financing Activities:
Proceeds from 2025 Sales Agreement, net	22,350	-
Proceeds from public offering	-	26,362
Net proceeds from the Prepaid Advance	-	14,100
Proceeds from notes receivable	227	255
Net proceeds from exercise of options	10	3
Net proceeds from exercise of warrants	-	5,145
Payments related to financing leases	(722)	(753)
Repayments of loans payable	(58)	(56)
Repurchases of common stock	(162)	(189)
Repayment of STS Notes	(1,000)	(1,000)
Repayment of 2023 Promissory Notes	-	(12,500)
Net cash provided by financing activities	20,645	31,367
Net decrease in cash, cash equivalents and restricted cash	(1,918)	(4,746)
Cash, cash equivalents and restricted cash at beginning of period	5,329	15,713
Cash, cash equivalents and restricted cash at end of period	$3,411	$10,967

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of period	$3,158	$10,602
Restricted cash and cash equivalents at end of period	253	365
Cash, cash equivalents and restricted cash at end of period	$3,411	$10,967

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Rekor Systems, Inc. (“Rekor”) was formed in  February 2017. The consolidated financial statements include the accounts of Rekor, the parent company, and its wholly-owned subsidiaries Rekor Recognition Systems, Inc., Waycare Technologies Inc. and Waycare Technologies Ltd. (collectively, “Waycare”), Southern Traffic Services, Inc. (“STS”) All Traffic Data Services, LLC (“ATD”) and Rekor Labs, LLC (collectively, the “Company”).

The Company provides roadway intelligence products and services, working to address critical needs in public safety, urban mobility, and transportation management. The Company's vision is to improve the lives of citizens and the world around them by enabling safer, smarter, and greener roadways and communities. The Company works towards this vision by collecting, connecting, and organizing the world’s mobility data, and making it accessible and useful to its customers for real-time insights and decisioning for situational awareness, rapid response, risk mitigation, and predictive analytics for resource and infrastructure planning and reporting.

These unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial statements as of and for the periods ended  September 30, 2025 and 2024.

The financial data and other information disclosed in these notes are unaudited. The results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the extensive use of management’s estimates. Management uses estimates and assumptions in preparing consolidated financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to the collectability of accounts receivable, the fair value of intangible and long lived-assets, the fair value of goodwill, the fair value of debt and equity instruments, income taxes and the determination of standalone selling prices in contracts with customers that contain multiple performance obligations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results  may differ from those estimates under different assumptions or conditions.

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

The Company has generated losses and negative operating cashflows since its inception and has relied on external sources of financing to support cash flow from operations. The Company attributes losses to non-capital expenditures related to the scaling of existing products and services, development of new products and services and marketing efforts associated with these products and services. As of and for the nine months ended September 30, 2025, the Company had working capital of $6,959,000 and a net loss of $23,681,000, respectively.

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

The Company is actively monitoring its operations, cash on hand and working capital. The Company continuously reviews and explores external financing options in order to sustain its operations. If additional financing is not available, the Company also has contingency plans to continue to reduce or defer expenses and cash outlays in the look-forward period.

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

Goodwill

The excess purchase consideration over the fair value of acquired assets and assumed liabilities is recorded as goodwill. Goodwill is subject to impairment testing on an annual basis. The Company will assess goodwill for impairment annually on  October 1st of each year, or more often if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. The Company will perform a qualitative assessment, to determine its fair value which includes an evaluation of relevant events and circumstances, including macroeconomic, industry and market conditions, the Company's overall financial performance, and trends in the value of the Company's common stock. As of September 30, 2025, the Company did not identify any events that would cause it to assess goodwill for impairment.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for accounts receivable, notes receivable and accounts payable approximate fair value as of  September 30, 2025 and December 31, 2024 because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt and long-term receivables approximates fair value as of  September 30, 2025 and December 31, 2024, given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

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

There were no changes in levels during the period ended September 30, 2025.

The following is a rollforward of the company’s contingent consideration liability and ATD Holdback Shares:

STS Contingent Consideration
Balance as of January 1, 2025	$1,900
Change in fair value	100
Balance as of September 30, 2025	$2,000

ATD Holdback Shares
Balance as of January 1, 2025	$1,036
Loss due to change in fair value	120
Settlement of ATD Holdback Shares	(1,156)
Balance as of September 30, 2025	$-

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

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, performance obligations are satisfied

The following table presents a summary of revenue (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Recurring revenue	$6,520	$5,511	$17,537	$16,757
Product and service revenue	7,674	5,035	18,214	15,994
Total revenue	$14,194	$10,546	$35,751	$32,751

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

The Company also generates revenue through its engineering services, which include short-term data collections services. These services are provided at the request of its customers and the revenue related to these services is recognized over time as the service is completed.

Revenue by Customer Type

The following table presents a summary of revenue by customer type (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Urban Mobility	$6,978	$6,857	$20,929	$20,611
Transportation Management	385	651	1,216	2,038
Public Safety	6,831	3,038	13,606	10,102
Total revenue	$14,194	$10,546	$35,751	$32,751

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

Where performance obligations for the remaining term of a contract with a customer are not yet satisfied or have only been partially satisfied as of a particular date, the unsatisfied portion is to be recognized as revenue in the future. As of September 30, 2025, the unsatisfied portion of the remaining performance obligation was approximately $13,157,000. The Company expects to recognize approximately 86% of this amount as revenue over the succeeding twelve months, and the remainder is expected to be recognized within the next five years thereafter.

Unbilled accounts receivable

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, unbilled accounts receivables, and contract liabilities on the unaudited condensed consolidated balance sheets. Billed and unbilled accounts receivable are presented as part of accounts receivable, net, on the unaudited condensed consolidated balance sheets. When billing occurs after services have been provided, such unbilled amounts will generally be billed and collected within 60 to 120 days, but typically no longer than over the next twelve months. Unbilled accounts receivables of $2,545,000 and $1,623,000 were included in accounts receivable, net, in the unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.

Contract liabilities

When the Company advance bills clients prior to providing services, generally such amounts will be earned and recognized in revenue within the next six months to five years, depending on the length of the period during which services are to be provided. This revenue and the corresponding decrease in liabilities are recognized on a contract-by-contract basis at the end of each reporting period and reflected on the unaudited condensed consolidated balance sheet for such period. During the nine months ended September 30, 2025, $2,572,000 of the contract liabilities balance as of December 31, 2024 was recognized as revenue.

The services due for contract liabilities described above are shown below as of September 30, 2025 (dollars in thousands):

2025, remaining	$1,848
2026	2,561
2027	805
2028	243
2029	104
Thereafter	32
Total	$5,593

Cash and Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid debt instruments to be cash equivalents.

Cash subject to contractual restrictions and not readily available for use is classified as restricted cash. The Company’s restricted cash balances are primarily made up of cash collected on behalf of certain client jurisdictions. Restricted cash for these client jurisdictions as of  September 30, 2025 and December 31, 2024 were $253,000 and $316,000, respectively, and correspond to equal amounts of related liabilities.

Concentrations of Credit Risk

The Company deposits its temporary cash investments with highly rated quality financial institutions that are located in the United States and Israel. The United States deposits are federally insured up to $250,000 per insured bank, for each account ownership category. As of September 30, 2025 and December 31, 2024, the Company had deposits totaling $3,411,000 and $5,329,000, respectively, in multiple U.S. financial institutions and one Israeli financial institution.

Customer B accounted for 20% of the unaudited condensed consolidated revenue for the three months ended  September 30, 2025. Customer A accounted for 12% of the unaudited condensed consolidated revenue for the three months ended  September 30, 2024. No other single customer accounted for more than 10% of the Company’s unaudited condensed consolidated revenues for the three and nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, Customer B accounted for 28% of the Company's unaudited condensed consolidated accounts receivable balance. As of December 31, 2024, a single customer accounted for 12% of the Company's consolidated accounts receivable balance.

Accounts Payable and Other Current Liabilities

As of September 30, 2025 and December 31, 2024, amounts owed to board members of $71,000 and $104,000 were presented as part of accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets.

A summary of other current liabilities is as follows (in thousands):

	September 30, 2025	December 31, 2024
Payroll and payroll related expense	$2,224	$2,674
Right of offset to restricted cash	253	316
STS Contingent Consideration, at fair value	2,000	1,900
Other	86	239
Other current liabilities	$4,563	$5,129

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

NOTE 2 – ACQUISITION

ATD Acquisition

On  January 2, 2024 (the “Closing Date”), the Company acquired All Traffic Data Services, LLC, a Colorado limited liability company (“ATD”), pursuant to that certain Interest Purchase Agreement (the “ATD Purchase Agreement”), dated as of the Closing Date, by and among the Company, ATD and All Traffic Holdings, LLC (the “Seller”). The Seller is a portfolio company of Seaport Capital, a private equity firm. ATD is engaged in the business of traffic data collection. Under the terms of the ATD Purchase Agreement, the Company acquired all of the issued and outstanding limited liability company interests of ATD (the “ATD Acquisition”).

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

Lease cost recognized in our consolidated statements of operations is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$725	$678	2,136	2,038
Finance lease cost
Amortization of right-of-use assets	308	266	914	650
Interest on lease liabilities	43	45	132	112
Finance lease cost	351	311	1,046	762
Total lease cost	$1,076	$989	$3,182	$2,800

Other information about lease amounts recognized in our consolidated financial statements is as follows:

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	6.55	7.56
Financing leases	2.62	2.19

Weighted-average discount rate
Operating leases	12.0%	9.2%
Financing leases	9.6%	9.0%

Maturities of operating and financing lease liabilities for continuing operations on September 30, 2025 were as follows (dollars in thousands):

	Operating Leases	Financing Leases
2025, remaining	$493	$283
2026	4,117	887
2027	2,714	382
2028	2,518	166
2029	2,454	133
Thereafter	6,543	59
Total lease payments	18,839	1,910
Less imputed interest	5,578	229
Maturities of lease liabilities	$13,261	$1,681

NOTE 4 – SUPPLEMENTAL NON CASH DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended September 30, 2025 and 2024 were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for interest	$1,672	$1,950
Cash paid for taxes	52	57
Increase in accounts payable and accrued expenses related to purchases of property and equipment	-	11
Increase in accounts payable and accrued expenses related to purchases of inventory	33	184
Increase in inventory related to the transfer of property and equipment	-	(394)
Decrease in deposits related to property and equipment received	-	382
Decrease in deposits related to Inventory	(8)	-
Abandonment of financing lease	31	-
Contract modification resulting in a measurement of an operating lease	1,344	-
Non-cash financing activities:
Settlement of ATD Holdback Shares with common stock	1,156	-
Fair market value of shares issued in connection with the acquisition of ATD	-	8,893
Fair value of ATD Holdback Shares at the acquisition date	-	1,635
2023 Promissory Note redemption premium settled in shares of the Company’s common stock	-	1,875
Conversion of Prepaid Advance to common stock	-	2,500
New Leases under ASC-842:
Right-of-use assets obtained in exchange for new finance lease liabilities	557	1,155
Right-of-use assets obtained in exchange for new operating lease liabilities	396	129

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets Subject to Amortization

The following provides a breakdown of identifiable intangible assets, net as of  September 30, 2025 and  December 31, 2024 (dollars in thousands):

	September 30, 2025	December 31, 2024
Customer relationships	$15,300	$15,300
Marketing related	900	900
Internally capitalized software	247	247
Total	16,447	16,447
Less: accumulated amortization	(2,897)	(1,997)
Identifiable intangible assets, net	$13,550	$14,450

These intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended September 30, 2025 and 2024 was $300,000 and $1,166,000, respectively, and for the nine months ended September 30, 2025 and 2024 was $900,000 and $3,509,000, respectively, and is presented as part of depreciation and amortization in the unaudited condensed consolidated statements of operations. During the current period there have been no events that would cause the Company to evaluate its intangible assets for impairment.

As of September 30, 2025, the estimated impact from annual amortization from intangible assets for each of the next five fiscal years and thereafter is as follows (dollars in thousands):

2025, remaining	$300
2026	1,200
2027	1,130
2028	1,060
2029	1,020
Thereafter	8,840
Total	$13,550

NOTE 6 – DEBT

STS Notes

On  June 17, 2022, pursuant to the terms of the Company’s acquisition of STS, the Company issued an aggregate of $2,000,000 of notes payable in the form of two unsecured, subordinated promissory notes, each in the principal amount of $1,000,000 and bearing an interest rate of 3.0% per annum, payable quarterly. These notes matured and were fully paid on  September 30, 2024, and June 17, 2025, respectively. As of September 30, 2025, the aggregate balance of these notes payable was fully satisfied.

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

Interest is based on revenue received from an initial pool of “prime” accounts which are related to contracts from transportation agencies in five states, each of which has been highly rated for their respective unsecured general obligation debt by nationally recognized credit rating agencies. The Company entered into a base Indenture for the Series A Prime Revenue Sharing Notes as of  December 15, 2023 with Argent Institutional Trust Company, as trustee. The Indenture creates a first priority security interest for the benefit of the holders of all subsequent notes issued under the Indenture. The Series A Prime Revenue Sharing Notes rank senior to the Company’s existing and future secured and unsecured debt with respect to the pool of revenue securing the Series A Prime Revenue Sharing Notes.

As part of the terms of the Series A Prime Revenue Sharing Notes the Company is required to maintain an interest reserve related to not less than three times the next monthly interest payment. Additionally, there is a sinking fund requirement which takes effect if the three year value of eligible contracts is less than 170% of the aggregate outstanding principal amount of Series A Prime Revenue Sharing Notes. If the sinking fund requirement takes effect, the Company is required to maintain a cash balance sufficient to amortize the principal amount due on all series of Prime Revenue Sharing Notes outstanding under the Indenture in equal monthly installments by the respective due dates of each such series. The amount related to the interest reserve was $500,000 as of September 30, 2025 and is held by a third party and is presented as part of deposits on the consolidated balance sheets. The Company is not in default of any requirements as they relate to the Series A Prime Revenue Sharing Notes and the sinking fund requirement has not been triggered as of September 30, 2025.

The Company may prepay the Series A Prime Revenue Sharing Notes at any time up until December 15, 2026 by paying a premium ranging from 103% to 106%. Repayment of the Series A Prime Revenue Sharing Notes consisting of all principal, plus any unpaid accrued interest, may also be accelerated by the note holder upon a change in control or event of default. Interest expense related to the Series A Prime Revenue Sharing Notes was $497,000 and $497,000 for three months ended September 30, 2025 and 2024 respectively, and $1,491,000 and $1,490,000 for the nine months ended September 30, 2025 and 2024, respectively.

Interest Expense

The following table presents the interest expense net of interest income related to the contractual interest and the amortization of debt issuance costs for the Company’s debt arrangements (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$550	$558	$1,676	$1,915
Amortization of debt issuance costs	49	37	148	492
Total interest expense	599	595	1,824	2,407
Less: interest income	31	99	80	313
Total interest expense, net	$568	$496	$1,744	$2,094

Schedule of Principal Amounts Due of Debt

The principal amounts due for loans and notes payable are shown below as of September 30, 2025 (dollars in thousands):

2025, remaining	$21
2026	15,083
2027	86
2028	25
Total	15,215
Less unamortized debt discount	(247)
Total notes payable	$14,968

NOTE 7 – INCOME TAXES

The Company maintains a full valuation allowance against its net deferred taxes, outside of the deferred tax liability related to the indefinite lived intangibles, through  September 30, 2025.

The Company files income tax returns in Israel, the United States and in various states. No U.S. Federal, state or foreign income tax audits were in process as of September 30, 2025.

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

For the nine months ended September 30, 2025 and 2024, the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2019 through 2024 tax years remain subject to examination by the Internal Revenue Service. As of September 30, 2025 and December 31, 2024, our evaluation revealed no uncertain tax positions that would have a material impact on the unaudited condensed consolidated financial statements.

For the three and nine months ended September 30, 2025 and 2024, the Company did not record any expense or benefit related to income tax.

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

On  February 29, 2024, HCW initiated the new action with the filing of complaint in New York State Supreme Court. In this lawsuit, HCW advances the same breach of contract theory and seeks to recover the same damages as sought in the prior now-dismissed lawsuit. In addition, HCW seeks to recover an additional $2,156,000 in damages plus the value of warrants to purchase an aggregate of up to 805,000 shares of common stock at an exercise price of $3.125 per share in connection with Rekor’s  February 2024 offering, which we refer to as the 2024 Public Offering. HCW alleges that Rekor breached its engagement letter with HCW by failing to give HCW notice of this offering and failing to provide HCW with the opportunity to exercise the ROFR with respect to this transaction. On May 3, 2024, Rekor answered HCW’s complaint and filed counterclaims against HCW and Armistice Capital LLC ("Armistice") relating to Rekor’s March 2023 Registered Direct Offering, Armistice’s trading activity in Rekor common stock, and Rekor’s 2024 Public Offering. After HCW and Armistice moved to dismiss Rekor’s counterclaims, Rekor filed amended counterclaims on October 1, 2024. In Q3 2025, Rekor resolved its claims with Armistice and came to a settlement agreement. The proceeds from the settlement are presented as part of other expense (income) in the condensed consolidated statement of operations. Rekor now seeks to recover damages from HCW and HCW moved to dismiss the amended counterclaims. The Court granted HCW’s motion to dismiss Rekor’s counterclaims. Rekor has filed a notice of appeal of that ruling.

The Company believes HCW's claims are without merit and intends to vigorously defend itself in this lawsuit.

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

Thereafter, Claimants appealed the determination by filing objections and requesting a hearing before an Administrative Law Judge. The Company likewise filed a request for an award of attorneys’ fees. On January 4, 2024, the Office of Administrative Law Judges (“OALJ”) processed the appeals and issued its Notice of Docketing and Order of Consolidation. The parties were able to settle the claim filed by one employee in advance of a March 3, 2025 hearing scheduled by the OALJ. After the hearing, at the Court's request, the parties submitted post-hearing briefs in April 2025.

On September 30, 2025, the OALJ issued an Order in Rekor’s favor, dismissing all aspects of Claimant’s Complaint. Claimant subsequently submitted a request for appellate review to the Appellate Review Board (“ARB”). The ARB must accept Claimant’s request for appeal in order to conduct a review of the Order. The ARB has not yet decided if it will accept Claimant’s request for appeal.  Generally, the decision to conduct a review must be made within thirty (30) days of the submission of the request. This deadline is likely delayed/stayed by the government shutdown.

The Company believes these claims are without merit and intends to vigorously defend itself in this administrative proceeding.

NOTE 9 – STOCKHOLDERS’ EQUITY

Authorized Common Stock

On  April 22, 2024, following approval by the Company's stockholders, the Company amended its charter to increase the number of authorized shares of common stock from 100,000,000 to 300,000,000. The number of authorized shares of the Company’s preferred stock was not affected by this amendment and remained unchanged at 2,000,000 shares.

At Market Issuance Sales Agreement

On  February 10, 2025, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with Northland Securities, Inc. (the “Agent”), pursuant to which the Company could, from time to time, offer and sell shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), having an aggregate offering price of up to $25,000,000. The Agent was entitled to receive from the Company a commission in an amount equal to (i) 3.0% of the gross sales price per share sold through it as agent in agency transactions and (ii) 6.0% of the purchase price per share sold to the Agent, as principal in principal transactions. The Company incurred issuance costs of approximately $245,000 related to legal, accounting, and other fees in connection with the Sales Agreement. These costs were charged against the gross proceeds of the Sales Agreement and presented as a reduction to additional paid-in capital on the accompanying consolidated balance sheets.

On August 12, 2025, the Company elected to voluntarily terminate its Sales Agreement.

As of September 30, 2025 the Company issued 18,888,832 shares of its common stock at a weighted average selling price of $1.23 per share in accordance with the Sales Agreement. Net cash provided from the Sales Agreement was $22,350,000 after paying $245,000 in issuance costs, as well as 3.0% or $699,000 related to cash commissions provided to the Agent.

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

2024 Public Offering

On February 9, 2024, the Company issued and sold 10,000,000 shares of its common stock, at an offering price of $2.50 per share (the “2024 Public Offering Price”) in a registered public offering by the Company (the “2024 Public Offering”), pursuant to an underwriting agreement with William Blair & Company, L.L.C., as representative of the several underwriters named therein (collectively, the “Underwriters”).

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

Warrants

There was no activity related to the Company warrants during the period ended September 30, 2025. The table below shows the Company's outstanding warrants as of September 30, 2025:

	2023 Promissory Notes (1)	2023 Registered Direct Offering (2)	2023 Private Warrants (3)	Total
Outstanding warrants as of September 30, 2025	1,000,000	481,100	2,850,000	4,331,100
Weighted average strike price of outstanding warrants as of September 30, 2025	$2.00	$1.82	$3.25	$2.80
Intrinsic value of outstanding warrants as of September 30, 2025	$-	$-	$-	$-

(1)	On January 18, 2023, in connection with the 2023 Promissory Notes, the Company issued the investors warrants to purchase 6,250,000 shares of its common stock, exercisable over a period of five years, at an exercise price of $2.00 per share. Of the original 6,250,000 warrants, 3,675,000 have been exercised and 1,575,000 were cancelled. The remaining warrants were exercisable commencing January 18, 2023 and expire on January 18, 2028.
(2)	On March 23, 2023, in connection with the 2023 Registered Direct Offering the Company issued warrants to the placement agent to purchase up to 481,100 shares of common stock. Each warrant for the placement agent is exercisable for one share of common stock at an exercise price of $1.8188 per share. These warrants were exercisable commencing March 27, 2023 and expire on March 27, 2028.
(3)	On July 25, 2023, in connection with the 2023 Letter Agreement, the Company issued warrants to purchase 2,850,000 shares of its common stock, exercisable over a period of five and half years, at an exercise price of $3.25 per share. These warrants were exercisable commencing July 25, 2023 and expire on January 25, 2029.

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

For the three and nine months ended September 30, 2025 and 2024 there was no stock compensation expense related to stock options.

A summary of stock option activity under the Company’s 2017 Plan during the period ended September 30, 2025 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding balance as of January 1, 2025	486,866	$1.13	3.76	$264,000
Exercised	(15,333)	0.68
Outstanding and exercisable balance as of September 30, 2025	471,533	$1.14	3.00	$255,000

As of September 30, 2025, there was $0 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan.

Restricted Stock Units

Stock compensation expense related to Restricted Stock Units ("RSUs") for the three months ended September 30, 2025 and 2024 was $577,000 and $1,148,000, respectively and for the nine months ended September 30, 2025 and 2024 was $2,670,000 and $3,430,000 respectively, and is presented based on the awardees' operating department, as general administrative, selling and marketing and research and development expenses in the unaudited condensed consolidated statements of operations.

A summary of RSU activity under the Company’s 2017 Plan for the nine months ended September 30, 2025 is as follows:

	Number of Shares	Weighted Average Unit Price	Weighted Average Remaining Contractual Term (Years)
Outstanding balance as of January 1, 2025	5,776,426	$1.34	1.09
Granted	147,800	1.25	2.70
Vested	(2,720,998)	1.64	0.23
Forfeited	(1,202,878)	1.00	0.45
Outstanding balance as of September 30, 2025	2,000,350	$1.12	0.65

All RSUs granted vest upon the satisfaction of a service-based vesting condition.

As of September 30, 2025, there was $1,126,000 of unrecognized stock compensation expense related to unvested RSUs granted under the 2017 Plan that will be recognized over an average remaining period of 1.12 years.

NOTE 11 – LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Basic and diluted loss per share
Net loss	$(4,149)	$(12,646)	$(23,681)	$(41,055)
Weighted average common shares outstanding - basic and diluted	125,639,665	89,285,197	116,906,389	84,397,568
Basic and diluted loss per share	$(0.03)	$(0.14)	$(0.20)	$(0.49)
Potentially dilutive securities excluded due to the anti-dilutive effect	6,802,983	8,057,179	6,802,983	8,057,179

As the Company had a net loss for the three and nine months ended September 30, 2025, the following 6,802,983 potentially dilutive securities were excluded from diluted loss per share: 4,331,100 for outstanding warrants, 471,533 related to outstanding options, and 2,000,350 related to outstanding RSUs.

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

General

Overview

Rekor serves governmental and commercial customers by providing advanced roadway intelligence products and services. Our customers include federal, state and local governments and large commercial customers in the North America, as well as commercial customers in many other countries. Rekor generates and distributes roadway data used in the management, maintenance and planning of transportation infrastructure. We have been working for many years to develop and deploy proprietary systems that modernize and improve the collection and use of roadway data. Our systems employ advanced models developed using machine learning and other recent advances in artificial intelligence (“AI”) to enhance public safety, urban mobility, and transportation management. By collaborating closely with our public and private sector customers, we deliver mission-critical services and solutions that enable them to achieve their objectives effectively, while simultaneously working toward creating a connected, data-driven infrastructure ecosystem.

Our vision is to create safer, smarter, and more sustainable roadways and communities, improving the lives of citizens and the world around them. Our approach leverages its AI capabilities to collect, organize and analyze mobility data and distribute it securely and efficiently, making it useful, accessible, and actionable for real-time insights and decision-making. This provides our customers with significantly enhanced situational awareness, rapid response capabilities, risk mitigation strategies, and predictive analytics. To assist our customers in realizing this vision, we’ve developed purpose-built software platforms and a complimentary suite of interconnected AI-enabled hardware offerings. We’ve designed these solutions to exploit a set of diverse multi-modal datasets using our proprietary AI technologies, with the objective of delivering unparalleled roadway intelligence. They enable clients to more effectively monitor, manage, and optimize the movement of vehicles and activities in and around roadways and communities with precision. Through real-time insights and predictive analytics, our platforms enable rapid decision-making, proactive risk mitigation, and streamlined operations across public safety, urban mobility, and transportation systems and agencies, ensuring smarter and safer outcomes for all.

Our operations are conducted primarily by our wholly-owned subsidiaries, Rekor Recognition Systems, Inc. (“Rekor Recognition”), Waycare Technologies, Ltd. (“Waycare”), Southern Traffic Services, Inc. (“STS”), and All Traffic Data Systems (“ATD”).

A New Operating System for Roadways

We believe the United States of America is undergoing significant transition in the evolution of its transportation and roadway infrastructure. For over 70 years, the nation has relied on legacy technologies that depend on analog and manual methodologies, resulting in inefficiencies, rising costs, and preventable safety hazards. While innovations like sensor technology, Internet of Things (“IoT”), AI, cloud computing, and autonomous vehicles are advancing rapidly, fundamental challenges such as poor roadway quality, traffic congestion, and driver safety continue. A concentrated recent effort by federal, state and local governments to repair and upgrade the nation’s roadways has provided an exciting opportunity to modernize the nation’s transportation infrastructure and address these challenges.

Since 2018, Rekor has positioned itself to participate in this modernization effort by actively designing, building, testing and deploying its AI solutions through public-private collaborations with departments of transportation (“DOTs”), public safety agencies, and private sector partners. Rekor is committed to keep a leadership role in laying the foundation of a new digital infrastructure operating system for roadways—and has already delivered proven value across multiple domains:

●	Enhanced Roadway Safety: Real-time AI monitoring systems detect roadway hazards and reduce incident response times, helping to prevent injuries and fatalities.
●	Optimized Traffic Flow: Intelligent analytics alleviate congestion, improve commute times, and boost productivity.
●	Cost Savings & Efficiency: AI automation streamlines operations, maximizing resource allocation for agencies.
●	Improved Data Accuracy & Insights: Precise, real-time traffic data drives smarter decision-making and better resource planning.
●	Border & Freight Management: AI-driven vehicle identification enhances security while minimizing bottlenecks.
●	Uninsured Driver Reduction: Automated enforcement ensures insurance compliance, improving public safety.

With these forward-thinking infrastructure strategies, Rekor is playing a leading role in reshaping how transportation systems operate. Its solutions empower agencies to prevent accidents, reduce inefficiencies, and optimize resources, driving smarter, safer, and more efficient roadways across the nation.

Roadway Intelligence

Rekor is a leader in roadway intelligence, committed to supporting the process of revolutionizing transportation systems by collecting, connecting, and organizing the world’s mobility data. Improving and making effective use of roadway intelligence requires the ability to harness vast amounts and varieties of data from roadways, vehicles, transportation systems, and hundreds of external elements like weather, special events, and work zones, and do the analysis and distribution that transforms them into actionable insights that operators and planners can use productively. These unique insights permit our customers to enhance public safety, visualize and optimize traffic flows more quickly, and improve other operational efficiencies. Through our Rekor One® roadway intelligence engine, we aggregate these datasets from diverse sources and securely deliver these insights to government agencies and private-sector clients, driving smarter, more effective decision-making across transportation management, urban mobility, and public safety ecosystems, as well as multiple commercial market segments.

Inspired by the Open System Interconnection (“OSI”) model, Rekor works to integrate fragmented transportation systems into a cohesive, unified network. Collaborating with government agencies, infrastructure operators, transit providers, and technology partners, we can consolidate hardware, software, and data into a connected platform that delivers smarter, safer, and more efficient roadways.

Our mission extends beyond connectivity—we are building dynamic, AI-enabled networks to modernize traffic management, public safety, and emergency services. By supporting the establishment of a digital overlay on existing physical infrastructure, Rekor is helping to create a new generation digital operating system for roadways, delivering real-time intelligence that powers economic growth, operational excellence, and improved quality of life for communities.

Roadway Intelligence Powered by Rekor

The Rekor One® roadway intelligence engine serves as a central data and analytics platform that integrates multimodal mobility and roadway data into actionable insights. Powered by advanced AI and fueled by diverse data sources, Rekor delivers real-time and predictive solutions that enhance mobility, safety, and operational efficiency across public and private sectors. Our platforms aggregate and analyze trillions of data points from IoT devices, roadway sensors, cameras, and an expansive partner network, enabling customers to make proactive, informed decisions and optimize resources, and enabling us to deliver tailored solutions for government and commercial customers in public safety, urban mobility, and transportation management.

Within this suite, Rekor has developed specialized AI-powered platforms that serve as core revenue streams:

●

Rekor Command®: A cutting-edge, AI-enabled platform that provides Transportation Management Centers with a rapid and holistic view of roadway activity. By collecting and analyzing multiple real-time and historical data sources efficiently, Rekor Command delivers our customers with actionable alerts for more incidents, at greater speed, transforming roadway management by enabling faster detection, situational awareness, and proactive response.

●

Rekor Discover®: Leveraging artificial intelligence models developed through years of supervised machine learning analysis of high-resolution video streams, Rekor Discover fully automates the capture of comprehensive traffic and vehicle analytics across a wide variety of use cases. Strategically deployed, non-intrusive, video-based camera systems with AI-powered edge processing deliver powerful roadway intelligence and operational efficiencies.

●

Rekor Scout®: A versatile platform that enables accurate license plate and vehicle recognition on nearly any IP, traffic, or security camera. With quick deployment and a web-based interface hosted in the cloud or on-premise, Rekor Scout provides scalable security enhancements for government agencies, law enforcement, businesses, and even residential customers.

Rekor’s solutions support a variety of use cases, including:

●	Traffic Analysis
	o	Comprehensive traffic reports, including Federal Highway Administration (“FHWA”)-mandated vehicle classification, count and speed analytics.
	o	Analytics on bicycles, pedestrians, and other micro-mobility modes.
	o	Identification of patterns and hot spots for emissions and traffic impacts.
●	Traffic Operations & Management
	o	Data-driven traffic operations for improved efficiency.
	o	Real-time incident detection and response for proactive problem-solving.
	o	Proactive traffic calming around events to minimize congestion and enhance safety.
	o	Intelligent analytics to alleviate congestion, shorten commute times, and boost productivity.
●	High-Definition Video Monitoring
	o	Traffic monitoring to assist law enforcement.
	o	Support for intelligence-based policing to improve crime prevention.
	o	Contactless compliance and enforcement solutions for safety and legal adherence.
●	Enhanced Roadway Safety
	o	Real-time AI enabled monitoring systems to detect hazards and help reduce roadway fatalities.
	o	Predictive analytics to anticipate and address potential safety risks.
●	Optimized Resource Allocation
	o	AI assistance to allow managers to streamline operations and maximize resource allocation.
	o	Improved data accuracy to support better decision-making and strategic planning.
●	Border & Freight Management
	o	AI-assisted vehicle identification to enhance national security and minimize bottlenecks at borders and ports.
	o	Weigh-in-Motion (“WIM”) systems for real-time commercial trucking analytics
●	Insurance Compliance & Public Safety
	o	Automated enforcement systems to reduce uninsured drivers and improve overall public safety.

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

●

New and Expanded Uses for Vehicle Recognition Systems – We believe that reductions in the cost of vehicle recognition products and services will significantly broaden the market for these systems. We also expect the availability of faster, higher-accuracy, lower-cost systems to dramatically increase the ability of crowded urban areas to manage traffic congestion and implement smart city programs. We currently serve many users who could not afford the cost, or adapt to the restrictions of, conventional vehicle recognition systems. These include smaller municipalities, homeowners’ associations, and organizations finding new applications such as innovative customer loyalty programs. As larger agencies implement and grow more familiar with the new systems, we have seen and responded to increased awareness among smaller agencies.

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

●

Expansion of Automated Enforcement of Motor Vehicle Laws – We expect contactless compliance programs to be expanded as the types of vehicle related violations authorized for automated enforcement increase and experience provides localities with a better understanding of the circumstances where it is and is not beneficial. We believe that future legislation will increasingly allow for automated enforcement of weight requirements and regulations such as motor vehicle insurance and registration requirements. Communities are currently searching for better means of achieving compliance with minor vehicle offenses, such as lapsed registrations, and safety issues such as motorists who fail to stop for school buses or incursions into restricted lanes. For example, due to high rates of fatalities and injuries to law enforcement and other emergency response crews on roadsides, several states have considered authorizing automated enforcement of violations where motorists fail to slow down and/or move over for emergency responders and law enforcement vehicles at the side of the road. To the extent that legislative implementation is required, a deliberative and necessarily time-consuming process is involved. However, as states expand auto-enforcement, the market for these products and services should broaden in the public safety market.

●

Graphic Processing Unit (“GPU”) Improvements – We expect our business to benefit from more powerful and affordable GPU hardware that has recently been developed. These GPUs are more efficient for image processing because their highly parallel structure makes them more efficient than general-purpose central processing units (“CPUs”) for algorithms that process large blocks of data, such as those produced by video streams. GPUs also provide superior memory bandwidth and efficiencies as compared to their CPU counterparts. The most recent versions of our software have been designed to use the increased GPU speeds to accelerate image recognition. The GPU market is predicted to grow as a result of a surge in the adoption of the Internet of Things (“IoT”) by the industrial and automotive sectors. If GPU manufacturers are able to increase production volume, we hope to benefit from the reduced cost to manufacture the hardware included in our products or available to others using our services.

●

Edge Processing – Demand for actionable roadway information continues to grow in parallel with sensor improvements, such as increasingly sophisticated internal software and optical and other hardware adapted to the use of this software. Over the last several decades, sensors have evolved and unlocked new capabilities with each advancement. Further, cellular networks have been optimized for downloading data rather than uploading data. As a result, while download speeds have improved significantly due to large investments in cellular infrastructure, this has resulted in relatively small improvements to cellular upload speeds. With roadside deployments experiencing explosive growth in count and density, scalability, latency and bandwidth have become aspects of competition in the market. Our systems have been designed to address these issues through the use of more effective edge processing, enabled both by incorporating the increasingly effective new GPUs into our systems and continual improvements in the efficiency of our AI algorithms. Our edge processing systems ingest local HD video streams at the source and convert the raw video data to text data, dramatically reducing the volume of data that needs to be uploaded and transferred through the network. Edge processing allows us to scale a network dramatically without the bandwidth, cost, latency and dependability limitations that are experienced by other networks where raw video needs to be streamed to the cloud for processing.

●

Accelerated Business Development and Marketing – Our ability to compete in a large, competitive and rapidly evolving industry will require us to achieve and maintain a visible leadership position. As a result, we will need to make significant investments in our business development, marketing and eCommerce activities to increase awareness and market adoption of our products and services within key markets. If we are able to maintain a sustained presence in the market, the continued development of strategic partnerships and other economies of scale will reduce the level of costs necessary to support sales of our products and services. However, the speed at which these markets grow to the degree to which our products and services are adopted is uncertain.

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

Results of Operations

Our historical operating results in dollars are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Revenue	$14,194	$10,546	$35,751	$32,751
Cost of revenue, excluding depreciation and amortization	5,195	5,903	16,200	16,964

Operating expenses:
General and administrative expenses	6,299	8,637	20,519	23,669
Selling and marketing expenses	1,465	1,721	4,923	6,156
Research and development expenses	3,660	4,740	11,289	14,732
Depreciation and amortization	1,545	2,399	4,662	7,075
Total operating expenses	12,969	17,497	41,393	51,632

Loss from operations	(3,970)	(12,854)	(21,842)	(35,845)

Other income (expense):
Loss on extinguishment of debt	-	-	-	(4,693)
Interest expense, net	(568)	(496)	(1,744)	(2,094)
Gain (loss) on remeasurement of ATD Holdback Shares	-	192	(120)	937
Loss on offering costs - Prepaid Advance	-	(888)	-	(888)
Gain on the sale of Global Public Safety	-	1,500	-	1,500
Other (expense) income	389	(100)	25	28
Total other (expense) income, net	(179)	208	(1,839)	(5,210)
Net loss	$(4,149)	$(12,646)	$(23,681)	$(41,055)

Comparison of the Three and Nine Months Ended September 30, 2025 and the Three and Nine Months Ended September 30, 2024

Total Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Revenue	$14,194	$10,546	$3,648	35%	$35,751	$32,751	$3,000	9%

Revenue increased for the three and nine months ended September 30, 2025, compared to the corresponding periods in 2024, primarily due to higher perpetual license sales in Q3 2025.

Cost of Revenue, Excluding Depreciation and Amortization

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Cost of revenue, excluding depreciation and amortization	$5,195	$5,903	$(708)	-12%	$16,200	$16,964	$(764)	-5%

Cost of revenue, excluding depreciation and amortization, decreased for the three and nine month periods ended September 30, 2025, compared to the corresponding prior-year periods, primarily due to a favorable revenue mix of software versus hardware, which resulted in higher margins from increased software license sales.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Operating expenses:
General and administrative expenses	$6,299	$8,637	$(2,338)	-27%	$20,519	$23,669	$(3,150)	-13%
Selling and marketing expenses	1,465	1,721	(256)	-15%	4,923	6,156	(1,233)	-20%
Research and development expenses	3,660	4,740	(1,080)	-23%	11,289	14,732	(3,443)	-23%
Depreciation and amortization	1,545	2,399	(854)	-36%	4,662	7,075	(2,413)	-34%
Total operating expenses	$12,969	$17,497	$(4,528)	-26%	$41,393	$51,632	$(10,239)	-20%

General and Administrative Expenses

General and administrative expenses decreased for the three and nine months ended September 30, 2025, compared to the prior-year periods. The decrease was primarily driven by reductions in payroll and related expenses of $1,085,000 and $1,766,000, respectively, as a result of cost-containment initiatives implemented to better align with operations. In addition, bad debt expense decreased by $591,000 and $798,000, respectively, and professional fees decreased by $571,000 and $390,000, respectively.

Selling and Marketing Expenses

For the three and nine months ended September 30, 2025, the decrease in selling and marketing expenses was primarily due to a $388,000 and $1,091,000 decrease related to payroll and payroll related costs as a result of cost-containment initiatives implemented to better align with operations.

Research and Development Expense

For the three and nine months ended September 30, 2025, the decrease in research and development expenses was primarily due to a $1,000,000 and $3,138,000 decrease related to payroll and payroll related costs as a result of cost-containment initiatives implemented to better align with operations.

Depreciation and Amortization

The decrease in depreciation and amortization during the period is attributable to an impairment we recognized as of December 31, 2024, following the identification of a triggering event.

Other Income (Expense)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Other income (expense):
Loss on extinguishment of debt	$-	$-	$-	-	$-	$(4,693)	$4,693	100%
Interest expense, net	(568)	(496)	(72)	-15%	(1,744)	(2,094)	350	17%
Gain (loss) on remeasurement of ATD Holdback Shares	-	192	(192)	-100%	(120)	937	(1,057)	-113%
Loss on offering costs - Prepaid Advance	-	(888)	888	100%	-	(888)	888	100%
Gain on the sale of Global Public Safety	-	1,500	(1,500)	-100%	-	1,500	(1,500)	-100%
Other (expense) income	389	(100)	489	489%	25	28	(3)	-11%
Total other (expense) income, net	$(179)	$208	$(387)	-186%	$(1,839)	$(5,210)	$3,371	65%

For the three months ended September 30, 2025, interest expense increased by 15%, however, for the nine months ended September 30, 2025 interest expense decreased compared to the corresponding period in 2024 due to the early redemption of the 2023 Promissory Notes.

Loss on extinguishment of debt is a result of early redemption of the 2023 Promissory Notes in 2024. As part of the redemption, we recorded accelerated debt issuance costs of $2,818,000 and a redemption payment of $1,875,000 which we settled through the issuance of common stock.

Additionally, in 2024 we recorded non-operating items, including a loss on offering costs related to our Prepaid Advance and a gain on the sale of Global Public Safety. These items were one-time in nature and did not recur in 2025.

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

The following table sets forth the components of the EBITDA and Adjusted EBITDA for the periods included (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(4,149)	$(12,646)	$(23,681)	$(41,055)
Interest, net	568	496	1,744	2,094
Depreciation and amortization	1,545	2,399	4,662	7,075
EBITDA	(2,036)	(9,751)	(17,275)	(31,886)

Share-based compensation	577	1,148	2,670	3,430
Loss on extinguishment of debt	-	-	-	4,693
(Gain) loss on remeasurement of ATD Holdback Shares	-	(192)	120	(937)
Loss on offering costs - Prepaid Advance	-	888	-	888
Gain on the sale of Global Public Safety	-	(1,500)	-	(1,500)
Adjusted EBITDA	$(1,459)	$(9,407)	$(14,485)	$(25,312)

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

The following table sets forth the components of the Adjusted Gross Profit and Adjusted Gross Margin for the periods included:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands, except percentages)		(Dollars in thousands, except percentages)
Revenue	$14,194	$10,546	$35,751	$32,751
Cost of revenue, excluding depreciation and amortization	5,195	5,903	16,200	16,964
Adjusted Gross Profit	$8,999	$4,643	$19,551	$15,787
Adjusted Gross Margin	63.4%	44.0%	54.7%	48.2%

Adjusted Gross Margin for the three and nine months ended September 30, 2025 increased compared to the three and nine months ended September 30, 2024. The fluctuation in Adjusted Gross Margin is typically correlated to the mix of software sales versus service type work. Typically our software sales carry a higher Adjusted Gross Margin.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
Recurring revenue	$6,520	$5,511	$1,009	18%	$17,537	$16,757	$780	5%

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

Performance Obligations

As of September 30, 2025, we had approximately $13,157,000 of contracts that were closed prior to September 30, 2025 but have a contractual period beyond September 30, 2025. These contracts generally cover a term of one to five years, in which the Company will recognize revenue ratably over the contract term. Performance obligations for large contracts gradually decrease as they approach the renewal stage and increase if and when renewed. We currently expect to recognize approximately 86% of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the following four years. On occasion, our customers will prepay the full contract or a substantial portion of the contract. Amounts related to the prepayment of the contract related to the performance obligation for a service period that is not yet met are recorded as part of our contract liabilities balance.

Lease Obligations

As of September 30, 2025, we had material leased building space at the following locations in the U.S. and Israel:

●	Columbia, Maryland – The corporate headquarters
●	Tel Aviv, Israel

We believe our facilities are in good condition and adequate for their current use. We expect to improve, replace and increase or decrease facilities as considered appropriate to meet the needs of our planned operations.

Liquidity and Capital Resources

The following table sets forth the components of our cash flows for the periods included (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
			$	%
Net cash used in operating activities	$(20,582)	$(27,552)	$6,970	25%
Net cash used in investing activities	(1,981)	(8,561)	6,580	77%
Net cash provided by financing activities	20,645	31,367	(10,722)	-34%
Net decrease in cash, cash equivalents and restricted cash	$(1,918)	$(4,746)	$2,828	60%

Net cash used in operating activities for the nine months ended September 30, 2025 had a decrease of $6,970,000, which was primarily attributable to a reduction in our net loss.

The decrease in net cash used in investing activities of $6,580,000 was primarily due to the net cash outflow of $9,222,000 related to the acquisition of ATD. The decrease in net cash used in investing activities was partially offset by an increase in capital expenditures, which are directly tied to revenue generating contracts.

Net cash provided by financing activities for the nine months ended September 30, 2025 decreased by $10,722,000 from the prior nine month period ended September 30, 2024. During the nine months ended September 30, 2025, as part of our Sales Agreement, we received net proceeds of $22,350,000. During the nine months ended September 30, 2024, as part of our 2024 Public Offering and Prepaid Advance, we received net proceeds of $26,362,000 and $14,100,000, respectively, these proceeds were partially offset by the repayment of our 2023 Promissory Notes.

For the three and nine months ended September 30, 2025 and 2024, we funded our operations primarily through cash from operating activities, the issuance of debt and the sale of equity. As of September 30, 2025, we had cash and cash equivalents and restricted cash of $3,411,000 and a working capital of $6,959,000, as compared to cash and cash equivalents and restricted cash of $5,329,000 and working capital of $1,707,000 as of December 31, 2024.

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

We have generated losses since our inception and have relied on cash on hand and external sources of financing to support cash flow from operations. We attribute losses to non-capital expenditures related to the scaling of existing products, development of new products and service offerings and marketing efforts associated with these products and services. As of and for the nine months ended September 30, 2025, we had working capital of $6,959,000 and a net loss of $23,681,000.

Our cash decreased by $1,918,000 for the nine months ended September 30, 2025 primarily due to the net loss of $23,681,000, this amount was partially offset by external financing activity.

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

On August 12, 2025, the Company elected to voluntarily terminate its Sales Agreement.

As of September 30, 2025 the Company issued 18,888,832 shares of its common stock at a weighted average selling price of $1.23 per share in accordance with the Sales Agreement. Net cash provided from the Sales Agreement was $22,350,000 after paying $245,000 related to the issuance cost, as well as 3.0% or $699,000 related to cash commissions provided to the Agent. See Note 9 – Stockholders’ Equity for details on shares issued under the Sales Agreement.

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

As of September 30, 2025, we did not have any material commitments for capital expenditures.

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

Based on management’s review, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

On February 29, 2024, HCW initiated the new action with the filing of complaint in New York State Supreme Court. In this lawsuit, HCW advances the same breach of contract theory and seeks to recover the same damages as sought in the prior now-dismissed lawsuit. In addition, HCW seeks to recover an additional $2,156,000 in damages plus the value of warrants to purchase an aggregate of up to 805,000 shares of common stock at an exercise price of $3.125 per share in connection with Rekor’s February 2024 offering, which we refer to as the 2024 Public Offering. HCW alleges that Rekor breached its engagement letter with HCW by failing to give HCW notice of this offering and failing to provide HCW with the opportunity to exercise the ROFR with respect to this transaction. On May 3, 2024, Rekor answered HCW’s complaint and filed counterclaims against HCW and Armistice Capital LLC ("Armistice") relating to Rekor’s March 2023 Registered Direct Offering, Armistice’s trading activity in Rekor common stock, and Rekor’s 2024 Public Offering. After HCW and Armistice moved to dismiss Rekor’s counterclaims, Rekor filed amended counterclaims on October 1, 2024. In Q3 2025, Rekor resolved its claims with Armistice and came to a settlement agreement. The proceeds from the settlement are presented as part of other expense (income) in the condensed consolidated statement of operations. Rekor now seeks to recover damages from HCW and HCW moved to dismiss the amended counterclaims. The Court granted HCW’s motion to dismiss Rekor’s counterclaims. Rekor has filed a notice of appeal of that ruling.

The Company believes HCW's claims are without merit and intends to vigorously defend itself in this lawsuit.

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

Thereafter, Claimants appealed the determination by filing objections and requesting a hearing before an Administrative Law Judge. The Company likewise filed a request for an award of attorneys’ fees. On January 4, 2024, the Office of Administrative Law Judges (“OALJ”) processed the appeals and issued its Notice of Docketing and Order of Consolidation. The parties were able to settle the claim filed by one employee in advance of a March 3, 2025 hearing scheduled by the OALJ. After the hearing, at the Court's request, the parties submitted post-hearing briefs in April 2025.

On September 30, 2025, the OALJ issued an Order in Rekor’s favor, dismissing all aspects of Claimant’s Complaint. Claimant subsequently submitted a request for appellate review to the Appellate Review Board (“ARB”). The ARB must accept Claimant’s request for appeal in order to conduct a review of the Order. The ARB has not yet decided if it will accept Claimant’s request for appeal.  Generally, the decision to conduct a review must be made within thirty (30) days of the submission of the request. This deadline is likely delayed/stayed by the government shutdown.

The Company believes these claims are without merit and intends to vigorously defend itself in this administrative proceeding.

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

An extended U.S. Government Shutdown Could Adversely Affect Our Ability to Execute Contracts, Receive Payments, and Secure New Awards.

A portion of our revenue is derived, directly or indirectly, from contracts with U.S. federal, state, and local government agencies. As a result, our business is subject to risks associated with changes in government funding priorities, budgetary constraints, and administrative disruptions.

During a shutdown or delay in the passage of appropriations bills, government agencies may experience interruptions in procurement, contracting, and payment activities. Consequently, agencies may be unable to issue new awards, exercise contract options, or obligate additional funding under existing contracts. Ongoing projects could be delayed or suspended, and payments to us may be deferred due to the unavailability of appropriated funds or furloughs of government personnel responsible for contract administration and approvals. These disruptions could negatively impact our cash flows, the timing of revenue recognition, and our overall financial results.

Even short-term shutdowns or funding delays can create uncertainty for our customers and partners, lengthen sales and contracting cycles, and affect our ability to forecast and close new business. There can be no assurance as to when a U.S. government shutdown would end or how quickly our customers and partners could resume normal operations and payment activities. Prolonged or repeated shutdowns, or material delays in government appropriations, could have a material adverse effect on our business, results of operations, liquidity, and financial condition.

Other than the risk factor discussed above, there have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on September 30, 2025. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K, as supplement by this Form 10-Q, as well as those contained in Part 1, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

Rekor Systems, Inc.

By:	/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	Interim President and Chief Executive Officer and Chairman of the Board Principal Executive Officer
Date:	November 13, 2025

By:	/s/ Eyal Hen
Name:	Eyal Hen
Title:	Chief Financial Officer Principal Financial and Accounting Officer
Date:	November 13, 2025