Form 10-K
period 2025-12-31
Rekor Systems, Inc.
filed 2026-03-31
CIK 1697851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $125 million.

As of March 25, 2026, the Registrant had 136,578,177 shares of common stock, $0.0001 par value per share outstanding.

CERTAIN TERMS

Unless the context requires otherwise, all references in this Annual Report on Form 10-K (the “Annual Report”) to “Rekor Systems, Inc.,” “Rekor,” “Company,” “we,” “our” and “us” refer to Rekor Systems, Inc. and its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the U.S. federal securities laws. Other than statements of historical facts, such as statements regarding the objectives of management, timing and the likelihood of success of various activities, the future performance of current and prospective products and services and our future results of operations and financial position, are forward-looking statements, which include all expressions of the expectations, hopes, beliefs, intentions, plans, prospects or strategies of the Company. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “would,” “could,” “should,” “plan,” “anticipate,” “target,” “expect,” “project,” “intend,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “possible,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are based on certain assumptions and analyses made by the management of the Company in light of their respective experience and perception of historical trends, current conditions and expected future developments and their potential effects on the Company as well as other factors they believe are appropriate in the circumstances. They speak only as of the date of this Annual Report and are subject to several substantial risks, uncertainties and assumptions described under the sections entitled “Risk Factors” and elsewhere in this Annual Report. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, actual results or performance may prove to be materially different from those expressed or implied and you should not rely on these forward-looking statements as predictions of future events. There can be no assurance that future developments affecting the Company will be those anticipated. Should one or more of these risks or uncertainties materialize or should any of the assumptions being made prove incorrect, actual results may vary in material respects. We undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Rekor is a roadway intelligence Company, working to modernize public safety, urban mobility, and transportation management through the development of cutting-edge solutions. By collaborating closely with public and private sector customers, we deliver mission-critical services and solutions that enable them to achieve their objectives effectively, while simultaneously building a new digital infrastructure operating system for roadways.

Our vision is to create safer, smarter, and more sustainable roadways and communities, improving the lives of citizens and the world around them. Our products and services collect, connect, and organize mobility data, making it more useful, and accessible, while providing actionable real-time insights to enable better decision-making. This provides our customers with significantly enhanced situational awareness, rapid response capabilities, risk mitigation strategies, and predictive analytics.

To implement this vision, we have developed a suite of interconnected AI-driven hardware and purpose-built software platforms. Powered by vast and diverse multi-modal datasets and proprietary AI technologies, these solutions deliver advanced roadway intelligence, enabling clients to more effectively monitor, manage, and optimize the movement of vehicles, traffic, and activities in and around roadways and communities with precision and sensitivity to privacy and environmental concerns.

Our operations are conducted primarily by our wholly-owned subsidiaries, Rekor Recognition Systems, Inc. (“Rekor Recognition”), Waycare Technologies, Ltd. and Waycare Technologies, Inc. (combined “Waycare”), Southern Traffic Services, Inc. (“STS”), and All Traffic Data Services, LLC (“ATD”). We also have a separate subsidiary, Rekor Labs LLC. ("Rekor Labs"), which is working to commercialize a patent-pending technology for verifying the authenticity of video data. Although this technology was developed to respond to requests from public safety customers, we believe it has broad applicability and should therefore be pursued as a separate venture.

A New Operating System for Roadways

We believe the United States of America stands at a critical turning point in the evolution of its transportation and roadway infrastructure. For over 70 years, the nation has relied on analog technologies and manual methodologies that have resulted in inefficiencies, rising costs, and preventable safety hazards. While private-sector innovations like sensor technology, Internet of Things (“IoT”), AI, cloud computing, autonomous vehicles, and smart drones are advancing rapidly, fundamental challenges such as poor roadway quality, traffic congestion, and driver safety continue to present a challenge.

Since 2018, Rekor has worked to deserve a place at the forefront of a wave of transformation and modernization of roadways, actively designing, building, and deploying AI solutions and other advanced complimentary technologies through public-private collaborations with departments of transportation (“DOTs”), public safety agencies, and private sector partners. Rekor is committed to leading the laying the foundation of a groundbreaking new digital infrastructure operating system for roadways—and has already delivered proven value across multiple domains:

●	Enhanced Roadway Safety: Real-time AI monitoring systems detect hazards and reduce roadway fatalities.
●	Optimized Traffic Flow: Intelligent analytics alleviate congestion, improve commute times, and boost productivity.
●	Cost Savings & Efficiency: AI automation streamlines operations, maximizing resource allocation for agencies.
●	Improved Data Accuracy & Insights: Precise, real-time traffic data drives smarter decision-making and better resource planning.
●	Border & Freight Management: AI-driven vehicle identification enhances security while minimizing bottlenecks.
●	Uninsured Driver Reduction: Automated enforcement ensures insurance compliance, improving public safety and reducing costs to government and consumers.

By providing advanced AI-driven insights to assist forward-thinking infrastructure managers, Rekor is reshaping how transportation systems operate. Its solutions empower public agencies and public sector clients to prevent accidents, reduce inefficiencies, and optimize resources, driving smarter, safer, and more efficient roadways across the nation.

Roadway Intelligence

Rekor is a leader in roadway intelligence, committed to revolutionizing transportation systems by collecting, connecting, and organizing mobility data. Roadway intelligence involves harnessing vast amounts and varieties of data from roadways, vehicles, transportation systems, and hundreds of external elements like weather, special events, and work zones, transforming it into actionable insights.

Through our Rekor One® roadway intelligence engine, we aggregate datasets from diverse sources and securely deliver insights to government agencies and private-sector clients, driving smarter, more effective decision-making across transportation management, urban mobility, and public safety ecosystems.

Our mission extends beyond connectivity—we are building a dynamic, AI-driven network to modernize traffic management, public safety, and emergency services. By applying a digital layer to existing physical infrastructure and roadways, Rekor is creating a next-generation digital operating system for roadways, delivering real-time intelligence that powers economic growth, operational excellence, and improved quality of life for communities.

Roadway Intelligence Powered by Rekor

Rekor is working to towards transforming transportation and mobility data into actionable insights. Powered by advanced AI and fueled by diverse data sources, Rekor delivers historical and real-time, as well as predictive alerts that can be used to enhance mobility, safety, and operational efficiency across public and private sectors. Our platforms aggregate and analyze trillions of data points from roadway sensors and other IoT devices, enabling customers to make proactive, informed decisions and optimize resources, and enabling us to deliver tailored solutions for government and commercial customers in public safety, urban mobility, and transportation management.

Rekor’s solutions support a variety of use cases, including:

●	Traffic Analysis
	o	Comprehensive traffic reports, including Federal Highway Administration (“FHWA”) mandated vehicle classification, count and speed analytics.
	o	Analytics on bicycles, pedestrians, and other micro-mobility modes.
	o	Identification of patterns and hot spots for emissions and traffic impacts.
●	Traffic Operations & Management
	o	Data-driven traffic operations for improved efficiency.
	o	Real-time incident detection and response for proactive problem-solving.
	o	Proactive traffic calming around events to minimize congestion and enhance safety.
	o	Intelligent analytics to alleviate congestion, shorten commute times, and boost productivity.
●	High-Definition Video Monitoring
	o	Traffic monitoring to assist law enforcement.
	o	Support for intelligence-based policing to improve crime prevention.
	o	Contactless compliance and enforcement solutions for safety and legal adherence.
●	Enhanced Roadway Safety
	o	Real-time AI monitoring systems to detect hazards and reduce roadway fatalities.
	o	Predictive analytics to anticipate and address potential safety risks.
●	Optimized Resource Allocation
	o	AI automation to streamline operations and maximize resource allocation.
	o	Improved data accuracy to support better decision-making and strategic planning.
●	Border & Freight Management
	o	AI-based vehicle identification to enhance national security and minimize bottlenecks at borders and ports.
	o	Weigh-in-Motion (“WIM”) systems for real-time commercial trucking analytics
●	Insurance Compliance & Public Safety
	o	Automated enforcement systems to reduce uninsured drivers and improve overall public safety.

By combining advanced technology, domain expertise, and implementation capacity, Rekor can offer end-to-end roadway intelligence solutions for public agencies and private sector clients. Using our solutions, we are able to generate unique and deep insights that enable proactive and data-driven decision-making, enabling governments and businesses to unlock the full potential of their infrastructure, and foster safer, smarter, and more efficient roadways.

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

Platforms, Products, and Solutions

Rekor's revenue streams are driven by our innovative software and data services, along with complementary hardware and peripheral products. The Rekor One® platform is designed to be the central hub of an integrated operating system, supporting the assimilation, analysis, and distribution of data from various sources. Our sales strategy involves offering subscriptions for our software and data solutions, which is intended to build a strong base of recurring revenues. These subscriptions can be provided with or without hardware sales, and our platform is designed to enable customers to enhance their existing sensor network by integrating our proprietary sensors into the network over time. While we may continue to offer long-term licenses for certain strategic partnerships, we anticipate that the bulk of our revenue in the future will come from our newer recurring models.

Rekor Command® for Transportation Management

Commuters today face continuing congestion, safety risks, and roadway fatalities—challenges amplified by legacy transportation systems that are siloed, reactive, and overwhelmed by unusable data. Rekor Command® enables municipalities to modernize transportation management by unifying diverse data sources—including connected vehicles, incidents, construction, weather, telematics, transit, and existing infrastructure—into a single AI-driven operational platform.

By transforming raw data into real-time and predictive roadway intelligence, Rekor Command® allows agencies to shift from reactive response to proactive, coordinated traffic management. The platform acts as a digital command center for traffic operations and transportation management centers, providing a holistic, real-time view of roadway conditions and enabling faster, more informed decisions that improve safety, reduce congestion, and support sustainability.

Built to identify incidents earlier, prioritize response using AI-powered intelligence, and anticipate emerging risks such as elevated crash potential and irregular congestion, Rekor Command® supports collaborative operations across agencies—connecting traffic operators, first responders, maintenance teams, and the public through shared situational awareness and timely communications.

Rekor Command® – Roadway Monitoring Application

The Roadway Monitoring application provides transportation operators with a real-time, map-based operational view of roadway conditions across their jurisdiction. By aggregating and analyzing data from multiple sources, the application enables agencies to identify emerging disruptions, monitor traffic conditions, and maintain continuous situational awareness of roadway networks.

Rekor Command® – Incident Management Application

The Incident Management application enables agencies to detect, prioritize, and manage roadway incidents from initial alert through resolution. AI-driven analytics help operators identify the most critical events and prioritize response actions based on factors such as persistence, traffic impact, and safety risk. The application also supports coordinated response across operational teams and partner agencies through shared event visibility and workflow management.

Rekor Command® – Advanced Analytics Application

The Advanced Analytics application provides agencies with tools to analyze roadway events, measure operational performance, and identify traffic trends across their networks. Through historical data analysis, reporting, and operational activity logs, agencies can evaluate incident response effectiveness, monitor system performance, and support data-driven transportation planning and investment decisions.

Rekor Command® – Driver and Community Connect Applications

The Driver Connect and Community Connect applications enable transportation agencies to disseminate timely and trusted roadway information to travelers and the public. Through integrations with navigation platforms, connected vehicle ecosystems, and digital communication channels, agencies can deliver real-time alerts regarding incidents, closures, and roadway conditions. These capabilities improve traveler awareness, support safer routing decisions, and help reduce the likelihood of secondary incidents

Rekor Discover® for Urban Mobility

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

Rekor Discover® – Data as a Service

Rekor Discover Data as a Service provides agencies and customers with continuously available traffic data and analytics to support roadway safety and operational efficiency. Using AI-based fixed and portable systems, Rekor delivers per-vehicle record data including vehicle counts, FHWA 13-bin classification, speed, traffic patterns, and safety indicators such as near-miss events. This data is available in real time through cloud dashboards, APIs, and standard reporting formats, and can be delivered directly into traffic and operations centers to support monitoring, analysis, and decision-making. Discover also provides vehicle and electric-vehicle insights to support infrastructure planning, sustainability initiatives, and integration with existing operational workflows.

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

Rekor Scout® for Public Safety

Rekor is helping to transform the typically siloed, reactive, single-purpose world of legacy law enforcement and security technology with real-time, AI-driven solutions that act as connectors between agencies and force multipliers in a chronically under-resourced space. The Rekor Scout® platform fully automates previously manual processes with collaborative solutions that keep all stakeholders apprised of developing situations and accelerate reaction times to incidents and offenders. The platform provides accurate license plate and vehicle recognition on nearly any IP, traffic, or security camera. It provides integrated AI support for both existing cameras and any proprietary Rekor AI systems in the network and displays results on a web-based dashboard that can be accessed from anywhere by any authorized user. The platform can connect authorized law enforcement agencies to National Crime Information Center (“NCIC”) lists, allowing them to establish customized hotlists with alerts, apply customized data retention policies and share data with other agencies. Vehicles listed on “blacklists” (stolen, terrorists, amber alerts, etc.) generate an alarm in the dispatching room so that they can be intercepted by a patrol. Millions of cars per week are automatically checked in this way. Through this platform agencies can access real-time alerting, forensic research tools, and investigative tools that accelerate public safety and security missions. Agencies and customers can access plate data by state or province from over 70 countries together with the vehicles’ make, model, color, body type, and direction of travel. Users can also access subtle and unique vehicle characteristics including rust, the presence of a roof rack, mismatched paint, or the like, which can be used for investigative policing and forensics. When combined with high performance reads, parallel processing capability and best-in-class hardware such as those built and deployed by Rekor, Rekor Scout® acts as a force multiplier capturing license plate data and vehicle characteristics across multiple lanes at high vehicle speeds with a high degree of accuracy.

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

Rekor Traffic Services

We offer extensive traffic data collection and engineering services using both traditional and AI-based approaches. Traffic services include, but are not limited to the following:

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

Competitive Strengths

Our proprietary technologies have driven our expansion and been carefully evaluated in proof of concept trials by our public and private clients. We have earned trust and business over established incumbents as well as new entrants in highly competitive bidding processes, owing to our award-winning proprietary technology and exceptional customer service. We work to provide a unique breadth, depth, and sophistication that our integrated platform delivers to multiple missions and agencies. We seek to maintain our first-mover advantage by continuing to invest in our key differentiators and solution set.

In the transportation management, public safety, urban mobility, and commercial markets, we possess and continue to cultivate a variety of competitive strengths that set us apart:

●	Solution-driven Approach: We bridge the gap between data and actionable solutions by converting data into information, knowledge, and insights through proprietary technology
●	Single Source Provider: We deliver an integrated platform of solutions to meet diverse needs, serving as infrastructure and data agnostic single-source provider
●	One Device Multiple Missions: Advanced IoT devices support multiple AI-based data collection and analytics services simultaneously, providing extreme value and extensibility.
●	Cross-Agency Functionality: Our platform supports multiple missions with unified operating system, integrating directly into agency workflows.
●	Industry-leading Privacy and Security: Advanced security technologies, SOC II compliance across all platforms, and proprietary algorithms to protect PII.
●

Enhanced Accuracy and Capture for Vehicle Recognition: Superior performance under broader parameters of speed, viewing angles, and lighting conditions, with ability to capture unique vehicle signatures

●

Technology leading Vehicle Classification, Count, and Speed: Our AI software also achieves superior accuracy and performance rates across all 13 classes and deep classification of vehicles for DOT studies in line with the latest FHWA guidelines.

●	Deep Infrastructure Expertise: Hundreds of personnel-years of experience in roadway sensor deployment and traffic engineering.
●	Functionality with any IP Cameras: Our AI software supports images and vehicle recognition captured by almost any digital camera, providing a flexible, infrastructure-agnostic solution that is easily scalable across geographies.
●	Edge Processing: Low-latency alerting via edge processing enabling real-time data processing and scale without expensive infrastructure like fiber.
●	Comprehensive Data-as-a-Service Model: Eliminates hardware ownership burden while providing FHWA-compliant traffic data through managed, turnkey solutions.

Customer Segments and Markets

Our technology and solutions serve customers in 70 countries worldwide. Our diverse customer base includes cities, states, municipalities, law enforcement agencies, and commercial customers. While many markets are still relying on outdated physical infrastructure or in early stages of technology adoption, we see immense potential for growth.

Our focus is on providing our innovative Software as a Service ("SaaS") model and Data-as-a-Service offerings with recurring annual revenues, supplemented by hardware sales that serve as entry points. Our eCommerce platform enables us to serve individuals and smaller organizations at scale using a self-service recurring revenue model.

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

Business Drivers and Growth Strategies

Our  products and services have consistently demonstrated their ability to significantly enhance public safety, urban mobility, and transportation management, positioning the company as a leader in addressing critical infrastructure challenges.

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

Our solutions are uniquely aligned with these priorities and address a wide range of challenges:

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

●

Rekor Discover®: Critical for analyzing, planning, and maintaining roadways, Discover provides data-driven insights to assess existing infrastructure and guide strategic investments. By integrating real-time data from roadway sensors, video, connected vehicles, and external sources like weather and event data, Discover supports the modernization and long-term resilience of transportation networks.

We have delivered products and services to a diverse range of customers across public and private sectors. These relationships have allowed us to refine our technologies and demonstrate their full potential in real-world applications. We continue to deepen relationships with existing customers while attracting new ones, fostering collaboration, and expanding our network to drive greater value for all stakeholders.

Our subscription-based and data-as-a-service solutions help to ensure scalability and long-term growth, with hardware sales serving as an entry point to drive adoption in key segments. Our efforts are designed to strengthen our leadership in the roadway intelligence industry and enhance its ability to deliver comprehensive, end-to-end solutions.

By aligning our mission with evolving market forces and governmental priorities, we are well-positioned to lead the next generation of transportation and public safety intelligence. With Scout, Command, and Discover working together, Rekor empowers governments and businesses to modernize infrastructure, enhance safety, reduce traffic, and build smarter, more resilient communities. As the U.S. invests in digitizing its transportation systems, we are uniquely equipped to provide the technology and expertise needed to create a brighter future for mobility and public safety.

Competition

We operate in a competitive multi-billion-dollar market that includes companies focused on siloed areas such as ALPR, vehicle recognition technology, data aggregation, insights platforms, and smart city technologies. Many vendors rely on disconnected, analog, or previous-generation technologies. Our approach stands out by offering comprehensive, end-to-end solutions leveraging advanced AI, edge-based computing, and a robust ecosystem of partners, combined with deep services expertise from concrete to cloud.

What sets us apart is our ability to seamlessly integrate with existing ecosystem players and platforms. Unlike competitors requiring costly rip-and-replace overhauls, our solutions operate alongside and on top of existing physical infrastructure and software systems, ensuring minimal disruption. This approach allows customers to adopt our technology in alignment with current workflows, making adoption simple, intuitive, and cost-effective.

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

Addressing Competitive Challenges

We operate in a highly competitive market with rivals having significant resource advantages and larger installed bases, we differentiate through our comprehensive platform spanning wide range of use cases. By leveraging unmatched expertise in sensor deployment, groundbreaking technologies, and actionable insights spanning physical infrastructure to cloud systems, we remain agile, scalable, and highly responsive to customer needs.

As governments increasingly focus on technology advancement, AI innovation, and infrastructure modernization, we are uniquely positioned to align with these priorities. Our flexible, integrative solutions align perfectly with this vision, positioning the company to lead the next generation of roadway intelligence, creating smarter, safer, and more efficient transportation infrastructure and urban mobility for communities nationwide.

Marketing and Sales

We offer products and services through direct sales, an eCommerce platform, and partnerships. Our direct sales force is organized into groups aligned with Intelligent Traffic Systems (ITS) chapters and targeted market segments, with primary focus on direct-to-end-user sales through high-touch consultative processes. We have established partnerships and strategic alliances allowing us to bundle technology into purpose-built solutions for various market segments.

We remain focused on increasing roadway intelligence engagement with national, state, and municipal DOTs, while maintaining focus on law enforcement communities both directly and through strategic partners and resellers. Our solutions provide significant value to DOTs for traffic management, planning and operations, municipal planning organizations for urban mobility, law enforcement for intelligence-based policing, and corporate security applications.

Given our primary market is state and local governments in the United States, the majority of sales efforts involve request for proposal processes and grant applications. In 2025 and beyond, we continue capturing and submitting proposals and applying for grants, while seeking opportunities to submit concurrently with strategic partners.

Our eCommerce platform enables us to provide products and services to international customers without requiring large international sales forces. It offers businesses and individuals worldwide convenient access to high-value vehicle recognition solutions with self-service sign-up and subscription options. Our Edge Pro camera system is available for purchase directly through the platform with pre-loaded ALPR software activated through online or telephone subscription.

Research and Development

Success in our highly competitive industries requires consistent and timely release of innovative products, new data services, and advanced technologies. The development of our current line of products and services has required considerable up-front investment. To maintain our competitive edge, we expect to support these products by continuing to follow cutting-edge technologies and take steps to integrate these into our offerings as appropriate. This will involve developing new AI models and algorithms, licensing intellectual property, and acquiring third-party datasets and technology.

We remain committed to staying abreast of technological developments, adhering to industry standards, and meeting increasingly stringent demands for performance, productivity, quality, and predictability. We plan to continue making investments in research and development, data, and analytics as we maintain our position as an industry leader.

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

To ensure our continued success, we will continue to file patent applications to safeguard the innovations that arise from our research, development, and design efforts, and we are currently pursuing multiple patent applications.

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

As of March 25, 2026, we had 234 employees, of which 233 were full-time and one was considered part-time. Although the competition for top talent in our area is significant, to date, we have been fortunate to have engaged highly qualified employees as needed. We are working to ensure that our growth efforts are not constrained by a lack of qualified personnel.

Seasonality

We derive a substantial part of our revenues from the sale of software, hardware and related services that are not subject to seasonal variation. There is currently a significant portion of our revenue that requires our technicians and field support teams to work outside. Their ability to work and provide services to our end customers can be impacted by inclement weather in the winter months and storm seasons. Should our penetration of tolling and other markets involving per recognition fees expand, we would also expect to become more subject to seasonal traffic patterns.

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

For the year ended December 31, 2025, we had a net loss of $31,460,000. We have experienced and expect to continue to experience significant expenses related to acquisitions and the development of new products and services. We have deliberately incurred losses in the past as we worked to develop, test and popularize our products and services. Although the maintenance of these products and services is expected to be significantly less expensive than the initial development, competitive pressure and feedback from customers may result in further development efforts. In addition, significant portion of our expenses are fixed in advance and can only be reduced as on a percentage basis as our revenue increases. Accordingly, we cannot assure that we will be profitable or that our financial performance will sustain a sufficient level to completely support operations at any particular time in the future. Our ability to become profitable in future periods could be impacted by factors that are not in our control, including government activity and regulation, economic instability and other items. Our success as a technology-based company focused on roadway intelligence will require us to generate sufficient new revenues from the roadway intelligence market to support our business plan while continuing to operate as a public company. As a result, we may continue to experience operating losses and net losses in the future, which would make it difficult to fund operations and achieve our business plan and could cause the market price of our common stock to decline.

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

For our hardware product offerings we depend on component and product manufacturing provided by outsourcing partners, most of which are located outside of the U.S.

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

We may be limited in the portion of net operating loss carryforwards that we can offset future taxable income for U.S. federal and state income tax purposes. As of December 31, 2025, we had gross federal and state net operating loss carryforwards, or NOLs, of approximately $229,894,000 and $220,253,000, respectively, which include both domestic and foreign NOLs as further described in Note 10 to our consolidated financial statements. A lack of future taxable income could adversely affect our ability to use these NOLs. In addition, future changes in our stock ownership, including through acquisitions, could result in ownership changes under Section 382 of the Internal Revenue Code and may result in a limitation on the amount of NOL carryforwards that could be used annually to offset future taxable income and taxes payable. Our NOLs at December 31, 2025 may also be impaired under similar provisions of state law and may expire unused or underused, which would prevent us from using our NOL carryforwards to offset future taxable income.

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

As of March 25, 2026, we have a total of 136,578,177 shares of common stock outstanding. Based on shares outstanding as of March 25, 2026, 4,430,219 shares of common stock, or 3.2%, are beneficially owned by our officers, directors and their affiliated entities, and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, 13,682,656 shares of our common stock that are subject to outstanding options, restricted stock units and warrants as of March 25, 2026, will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, and Rules 144 and 701 under the Securities Act.

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

We have an established policy on information security, as well as overall corporate information and workforce and workplace standards policies. These are collectively designed to establish auditable procedures for information security oversight by management, including: 1) identification of different types and forms of information, 2) guidelines for acceptable use and dissemination of information, 3) handling use and destruction of information, 4) personnel and physical site security, 5) incident reporting and response, 6) recovery plans, and 7) standards for web-based applications, communications and mobile devices. Three levels of security procedures have been identified as relating to the sensitivity of the information we manage in connection with different operations. Our policies call for the individuals assigned to these procedures to review and certify them annually and to recommend changes where appropriate. All breaches are required to be reported to senior management and the Board, together with a report on response and recovery, as well as recommendations to address further challenges.

Our information security procedures are overseen by our Vice President of Risk Management, supported by our Chief Technology Officer and our IT Manager, who are responsible to provide regular reports to our President and Chief Executive Officer and Chief Financial Officer as well as the Governance Committee of our Board. These procedures are responsible for identifying, assessing, and managing cybersecurity threats and risks and work to monitor and evaluate our threat environment and risk profile using various methods. These methods include evaluating our and our industry’s risk profile, coordinating with law enforcement concerning select threats, and engaging with third parties to conduct external audits and threat assessments for certain systems.

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

ITEM 2. PROPERTIES

Our principal executive office is located at 6721 Columbia Gateway Drive, Suite 400, Columbia, Maryland 21046. We do not own any real property. We do not consider any of our leased properties to be materially important to us. While we believe it is necessary to maintain offices through which our services are coordinated, we feel there are sufficient available office rental properties to adequately serve our needs should we need to relocate or expand our operations.

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

H.C. Wainwright & Co., LLC

In March 2023, the Company entered into an engagement letter with H.C. Wainwright & Co., LLC, ("HCW"), related to a capital raise (see NOTE 13 – STOCKHOLDERS’ EQUITY). That letter agreement contained provisions for both a “tail” fee due to HCW for any subsequent transactions the Company may enter into during the specified tail period with investors introduced to the Company by HCW during the term of the letter, as well as a right of first refusal ("ROFR") to act as the Company's exclusive underwriter or placement agent on any subsequent financing transactions utilizing an underwriter or placement agent occurring within twelve months from the consummation of a transaction pursuant to the engagement letter.

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

On February 29, 2024, HCW initiated the new action with the filing of complaint in New York State Supreme Court. In this lawsuit, HCW advances the same breach of contract theory and seeks to recover the same damages as sought in the prior now-dismissed lawsuit. In addition, HCW seeks to recover an additional $2,156,000 in damages plus the value of warrants to purchase an aggregate of up to 805,000 shares of common stock at an exercise price of $3.125 per share in connection with Rekor’s February 2024 offering, which we refer to as the 2024 Public Offering. HCW alleges that Rekor breached its engagement letter with HCW by failing to give HCW notice of this offering and failing to provide HCW with the opportunity to exercise the ROFR with respect to this transaction. On May 3, 2024, Rekor answered HCW’s complaint and filed counterclaims against HCW and Armistice Capital LLC ("Armistice") relating to Rekor’s March 2023 Registered Direct Offering, Armistice’s trading activity in Rekor common stock, and Rekor’s 2024 Public Offering. After HCW and Armistice moved to dismiss Rekor’s counterclaims, Rekor filed amended counterclaims on October 1, 2024. In Q3 2025, Rekor resolved its claims with Armistice. The proceeds are presented as part of other expense (income) in the condensed consolidated statement of operations. Rekor now seeks to recover damages from HCW and HCW moved to dismiss the amended counterclaims. The Court granted HCW’s motion to dismiss Rekor’s counterclaims. Rekor has filed a notice of appeal of that ruling.

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

On September 30, 2025, the OALJ issued an Order in Rekor’s favor, dismissing all aspects of Claimant’s Complaint. On November 24, 2025, the Appellate Review Board ("ARB") served a Notice of Appeal Acceptance and indicated they accepted the matter for review. They subsequently set a briefing schedule for the parties. Complainant’s brief was filed on January 22, 2026. Our brief is due on March 31, 2026. Complainant then has fourteen (14) days from the submission of our brief to file a reply.

The Company believes these claims are without merit. The Company intends to vigorously defend itself in this lawsuit.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Capital Market under the symbol “REKR”.

Holders

As of March 25, 2026, there were 47 registered holders of record of our common stock, excluding stockholders for whom shares are held in “nominee” or “street name.” The actual number of common stockholders is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

ATD Acquisition

As previously disclosed under Item 3.02 in the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2024, as part of the purchase price for the ATD acquisition the Company issued 2,832,135 shares of the Company’s common stock as part of the consideration. Additionally, 664,329 shares were to be issued and delivered to the Seller on the twelve-month anniversary of the Closing Date. The ATD Holdback Shares were deemed to be liability based and are measured at fair value each reporting period. The shares issued and issuable in connection with the ATD Acquisition have been registered on a resale registration statement on Form S-3, declared effective by the SEC on June 17, 2024.

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

December 2025 Underwriting Agreement Warrants

On December 13, 2025, the Company entered into an underwriting agreement with William Blair & Company, L.L.C., as representative of the several underwriters, relating to an underwritten direct offering of 8,571,428 units at a public offering price of $1.75 per unit (the "2025 Underwriting Agreement"). Each unit consisted of one share of the Company's common stock and one warrant to purchase one share of the Company's common stock. The shares the Company's common stock and warrants comprising the units were immediately separable and were issued separately. The offering closed on December 16, 2025.

Each warrant has an exercise price of $2.40 per share, is immediately exercisable, and expires on December 16, 2032 (seven years from the date of issuance). The warrants are subject to a 9.99% beneficial ownership limitation and contain standard adjustment provisions for stock dividends, splits and similar events. The warrants may be exercised on a cashless basis if, at the time of exercise, there is no effective registration statement registering the shares of common stock underlying the warrants.

The shares the Company's common stock included in the units that were offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-280913), as supplemented by a prospectus supplement dated December 15, 2025. The warrants were issued in a private placement to a single institutional investor in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. The Company did not register the warrants under the Securities Act, and the warrants may not be offered or sold absent registration or an applicable exemption from registration. The shares the Company's common stock issuable upon exercise of the warrants have been registered for resale pursuant to a registration statement on Form S-3.

In connection with the offering, the Company also entered into a Side Letter Agreement with Anson Advisors Inc. (the “Side Letter”), which includes, among other things, a restriction prohibiting the Company from effecting or entering into any Variable Rate Transaction (as defined in the Side Letter) while any December 2025 warrants remain outstanding. The Side Letter also provides the investor with participation rights in future firm-commitment underwritten offerings, subject to customary exceptions.

The gross proceeds to the Company from the offering were approximately $15.0 million. After deducting underwriting discounts and commissions and estimated offering expenses, the net proceeds to the Company were approximately $13.9 million.

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

General

The information provided in this discussion and analysis of Rekor’s financial condition, and results of operations covers the years ended December 31, 2025 and 2024. In 2024, we completed the acquisition of 100% of the issued and outstanding limited liability company interests of All Traffic Data Services, LLC (“ATD”).

Acquisitions and Dispositions

In 2024, we completed the acquisition of All Traffic Data Services, LLC (“ATD”) for an aggregate purchase price of $20,576,000. See Note 2 to our consolidated financial statements for additional information related to our acquisition of ATD.

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

●

Strategic Consolidation of Engineering Operations - Subsequent to year end, we announced a strategic consolidation of our global engineering operations, including transitioning engineering activities from Israel to our United States-based teams and consolidating key product development and technology functions in the United States. This initiative is intended to improve operational efficiency, enhance coordination across product development, delivery and customer-facing teams, and better align our cost structure with current revenue levels. We expect to incur one-time costs in connection with the transition, including employee-related separation costs and other exit-related costs, and the timing and amount of realized savings and incurred costs may differ from our current expectations. This initiative could impact the timing of certain longer-range product development initiatives and may not achieve the anticipated savings.

●

Video Verification - In 2024, we developed and applied for a patent on a procedure to identify the time, place and device on which a video was recorded and provide the means to verify whether it had been altered. Although initially developed to support public safety clients, we believe there may be significant demand for such a product in the insurance and news media markets, as well as others. Pending the approval of our patent applications relating to the product, we have developed an application that can be installed on certain cameras and a companion website. This product is sufficiently different in its potential end user market and functionality that we believe it should be pursued as a separate venture. Consequently, the intellectual property for this technology has been transferred to Rekor Labs, LLC. ("Rekor Labs") and we have established a separate board of managers to concentrate on the commercialization of the product.

Other than as discussed above and elsewhere in this Annual Report on Form 10-K, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition. Subsequent to year end, we announced certain actions intended to further align our cost structure with current revenue levels, as discussed above under "Opportunities, Trends and Uncertainties."

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

We expect our general and administrative expenses to continue to reflect actions taken to align our cost structure with current revenue levels, while continuing to include the costs associated with operating as a public company, including accounting, compliance, legal, insurance and investor relations. Our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses. However, our general and administrative expenses have decreased as a percentage of our revenue and, to the extent we continue to generate increased revenue and realize efficiencies from these actions, we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term.

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

	Year ended December 31,
(Dollars in thousands)	2025	2024
Revenue	$48,450	$46,028
Cost of revenue, excluding depreciation and amortization	21,379	23,344

Operating expenses:
General and administrative expenses	25,177	30,676
Selling and marketing expenses	6,172	7,858
Research and development expenses	14,596	18,766
Asset impairment charges	3,754	10,214
Depreciation and amortization	6,258	9,493
Total operating expenses	55,957	77,007

Loss from continuing operations	(28,886)	(54,323)
Other income (expense):
Loss on extinguishment of debt	-	(4,693)
Interest expense, net	(2,297)	(2,645)
(Loss) gain on remeasurement of ATD Holdback Shares	(120)	599
Loss on offering costs - Prepaid Advance	-	(888)
Loss on settlement of Prepaid Advance	-	(900)
Gain on the sale of Global Public Safety	-	1,500
Other expense, net	(115)	(15)
Total other expense, net	(2,532)	(7,042)
Loss before income taxes	(31,418)	(61,365)
Provision for income taxes	42	45
Net loss	$(31,460)	$(61,410)

Comparison of the Years Ended December 31, 2025 and 2024

Revenue

	Year ended December 31,		Change
(Dollars in thousands)	2025	2024	$	%
Revenue	$48,450	$46,028	$2,422	5%

The increase in revenue for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily attributable to our Public Safety product line. During the year ended December 31, 2025, revenue attributable to our Public Safety product line was $17,401,000 compared to $14,807,000 for the year ended December 31, 2024. This increase was primarily due to higher perpetual license sales in 2025.

Cost of Revenue, Excluding Depreciation and Amortization

	Year ended December 31,		Change
(Dollars in thousands)	2025	2024	$	%
Cost of revenue, excluding depreciation and amortization	$21,379	$23,344	$(1,965)	-8%

For the year ended December 31, 2025, cost of revenue, excluding depreciation and amortization decreased compared to prior year primarily due to a favorable revenue mix of software versus hardware, which resulted in higher margins from increased software license sales.

Operating Expenses

	Year ended December 31,		Change
(Dollars in thousands)	2025	2024	$	%
Operating expenses:
General and administrative expenses	$25,177	$30,676	$(5,499)	-18%
Selling and marketing expenses	6,172	7,858	(1,686)	-21%
Research and development expenses	14,596	18,766	(4,170)	-22%
Asset impairment charges	3,754	10,214	(6,460)	-63%
Depreciation and amortization	6,258	9,493	(3,235)	-34%
Total operating expenses	$55,957	$77,007	$(21,050)	-27%

General and Administrative Expenses

For the year ended December 31, 2025, the decrease in general and administrative expenses compared to the year ended December 31, 2024, was primarily due to:

●	a $2,960,000 decrease in payroll and payroll related expenses primarily due to cost-efficiency initiatives implemented to better align with operations.
●	a $1,900,000 decrease in expense attributable to the remeasurement of the contingent consideration associated with the acquisition of STS.
●	a $594,000 decrease in bad debt expense attributable to the absence of a significant, nonrecurring write-off recorded in the prior year. There was no comparable charge recognized in 2025.
●	a $289,000 decrease in professional fees due to the absence of higher accounting fees such as those associated with the acquisition of ATD in 2024.
●	a $332,000 decrease in board fees, including lower share-based compensation as part of cost-efficiency initiatives.

Selling and Marketing Expenses

The decrease in selling and marketing expenses during the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to a $1,670,000 decrease in payroll and payroll related expenses driven by cost-efficiency initiatives implemented to better align with operations.

Research and Development Expense

Research and development expenses during the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to a $3,774,000 decrease in payroll and payroll related expenses driven by cost-efficiency initiatives implemented to better align with operations.

Asset impairment charges

In December 2025, the Company determined that the operations of its wholly owned subsidiary, Waycare Technologies LTD, located in Tel Aviv, Israel, were no longer sustainable given the entity's operating cost structure. The Company initiated a plan to wind down the Tel Aviv operations and consolidate all engineering functions into its U.S. facilities. As a result, the Company recognized total impairment charges of $3,754,000 during the year ended December 31, 2025, consisting of $1,046,000 related to property and equipment and $2,708,000 related to the operating lease ROU asset.

During 2024, sales performance was below expectations, driven in part by slower customer adoption, extended sales cycles and market conditions. As a result, we identified a triggering event and performed an analysis of its intangible assets. As a result of that analysis and updated projections on future cash flows, we recognized an impairment charge of $10,214,000 as of December 31, 2024.

Depreciation and Amortization

The decrease in depreciation and amortization during the year ended December 31, 2025, is attributable to an impairment that we recognized as of December 31, 2024, following the identification of a triggering event.

Other Income (Expense)

	Year ended December 31,		Change
(Dollars in thousands)	2025	2024	$	%
Other income (expense):
Loss on extinguishment of debt	$-	$(4,693)	$4,693	100%
Interest expense, net	(2,297)	(2,645)	348	13%
(Loss) gain on remeasurement of ATD Holdback Shares	(120)	599	(719)	-120%
Loss on offering costs - Prepaid Advance	-	(888)	888	-100%
Loss on settlement of Prepaid Advance	-	(900)	900	-100%
Gain on the sale of Global Public Safety	-	1,500	(1,500)	100%
Other expense, net	(115)	(15)	(100)	-667%
Total other expense, net	$(2,532)	$(7,042)	$4,510	64%

For the year ended December 31, 2025. the decrease in other expense, net compared to the year ended December 31, 2024, was primarily due to:

●	The absence of a $4,693,000 loss on extinguishment of debt recorded during 2024 in connection with the early redemption of the 2023 Promissory Notes.
●	The absence of non-operating charges recorded during 2024 related to the Prepaid Advance Agreement.
●	Partially offset by the absence of a $1,500,000 gain recognized during 2024 related to the sale of Global Public Safety.
●	Partially offset by a $719,000 unfavorable change related to the remeasurement of ATD Holdback Shares and a $348,000 decrease in net interest expense in 2025 compared to 2024.

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

The following table sets forth the components of the EBITDA and Adjusted EBITDA for the periods included (dollars in thousands):

	Year ended December 31,
	2025	2024
Net loss	$(31,460)	$(61,410)
Provision for income taxes	42	45
Interest expense, net	2,297	2,645
Depreciation and amortization	6,258	9,493
EBITDA	$(22,863)	$(49,227)

Share-based compensation	2,908	4,829
Loss on extinguishment of debt	-	4,693
Asset impairment charges	3,754	10,214
Loss on offering costs - Prepaid Advance	-	888
Loss on settlement of Prepaid Advance	-	900
Gain on the sale of Global Public Safety	-	(1,500)
(Gain) loss due to the remeasurement of the STS Earnout and Contingent Consideration, net	(1,900)	100
Adjusted EBITDA	$(18,101)	$(29,103)

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

The following table sets forth the components of the Adjusted Gross Profit and Adjusted Gross Margin for the periods included (dollars in thousands):

	Year ended December 31,
	2025	2024
	(Dollars in thousands, except percentages)
Revenue	$48,450	$46,028
Cost of revenue, excluding depreciation and amortization	21,379	23,344
Adjusted Gross Profit	$27,071	$22,684
Adjusted Gross Margin	55.9%	49.3%

Adjusted Gross Margin for the year ended December 31, 2025 increased from 49.3% to 55.9% compared to the year ended December 31, 2024. The fluctuation in Adjusted Gross Margin is typically correlated to the mix of software sales versus service type work. Typically our software sales carry a higher Adjusted Gross Margin.

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

	Year ended December 31,
	2025	2024	Change
			$	%
Recurring revenue	$23,865	$22,590	$1,275	6%

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

Performance Obligations

While a portion of the total contract value won in a particular period represents revenue earned during the period, the remainder represents future performance obligations that can provide an indication of our future revenues. As of December 31, 2025, we had approximately $25,921,000 of performance obligations with respect to contracts that were closed prior to December 31, 2025 but have a contractual period beyond December 31, 2025. These contracts generally cover a term of one to five years, during which the Company will recognize revenue ratably over the contract term. We currently expect to recognize approximately $17,701,000 of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the following four years. On occasion, our customers will prepay the full contract or a substantial portion of the contract. Amounts related to the prepayment of the contract related to the performance obligation for a service period that is not yet met are recorded as part of our contract liabilities balance. Performance obligations may decline or increase significantly as large contracts approach their expiration date and are then renewed.

Lease Obligations

As of December 31, 2025, we had significant leased building space at the following locations:

●	Columbia, Maryland – The corporate headquarters
●	Tel Aviv, Israel

In December 2025, the Company determined that the operations of its wholly owned subsidiary, Waycare Technologies LTD, located in Tel Aviv, Israel, were no longer sustainable given the entity's operating cost structure. The Company initiated a plan to wind down the Tel Aviv operations and consolidate all engineering functions into its U.S. facilities.

We believe our facilities are in good condition and adequate for their current use, although we have consolidated engineering operations in the United States and are no longer using our Tel Aviv office. We expect to improve, replace and increase facilities as considered appropriate to meet the needs of our planned operations.

Liquidity and Capital Resources

The net cash flows from operating, investing and financing activities for the periods below were as follows (dollars in thousands):

	Year ended December 31,
	2025	2024	Change
			$	%
Net cash used in operating activities	$(20,372)	$(32,469)	$12,097	37%
Net cash used in investing activities	(2,172)	(9,030)	6,858	76%
Net cash provided by financing activities	34,078	31,115	2,963	10%
Net increase (decrease) in cash, cash equivalents and restricted cash	$11,534	$(10,384)	$21,918	211%

Net cash used in operating activities for the year ended December 31, 2025, decreased by $12,097,000, which was primarily attributable to a lower net loss, partially offset by lower non-cash adjustments during the year, primarily a $6,460,000 decrease in impairment charges, $4,693,000 loss on extinguishment of debt, and $900,000 loss on settlement of prepaid advance recognized in the prior year, as well as lower amortization of intangible assets and share-based compensation, and changes in working capital.

Net cash used in investing activities for the year ended December 31, 2025, decreased by $6,858,000, which was primarily attributable to the absence of the $9,222,000 net cash outflow related to the acquisition of ATD in the prior year, partially offset by higher capital expenditures during the year.

Net cash provided by financing activities for the year ended December 31, 2025 increased by $2,963,000 from the year ended December 31, 2024. During the year ended December 31, 2025, we received net proceeds of $22,350,000 from the At Market Issuance Sales Agreement (the "2025 Sales Agreement") and $13,891,000 from the underwriting agreement with William Blair & Company, L.L.C., that we entered into in December 2025 relating to an underwritten direct offering (the "2025 Underwriting Agreement"). During the year ended December 31, 2024, we received net proceeds of $26,362,000 from our public offering and net proceeds of $14,100,000 from the Prepaid Advance Agreement, which were partially offset by the repayment of $12,500,000 of our 2023 Promissory Notes. These activities were partially offset by scheduled repayments of our STS Notes and payments related to financing leases in both periods.

For the years ended December 31, 2025 and 2024, we funded our operations primarily through cash from operating activities, the issuance of debt and the sale of equity. As of December 31, 2025, we had restricted cash of $297,000, cash and cash equivalents of $16,566,000 and working capital of $1,640,000, as compared to restricted cash of $316,000 cash, cash and cash equivalents of $5,013,000 and working capital of $1,707,000 as of December 31, 2024.

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

We have generated losses and negative operating cashflows since our inception and have relied on external sources of financing to support our cash flow from operations. We attribute losses to non-capital expenditures related to the scaling of existing products and services, development of new products and services and marketing efforts associated with these existing and new products and services. As of and for the year ended December 31, 2025, we had working capital of  $1,640,000 and a net loss of $31,460,000.

Based on the Company's current business plan assumptions and the expected cash burn rate, the Company believes that the existing cash is insufficient to fund its current level of operations for the next twelve months following the issuance of these consolidated financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

On February 10, 2025, we entered into an At Market Issuance Sales Agreement (the "Sales Agreement") with Northland Securities, Inc. (the "Agent"), pursuant to which we could, from time to time, offer and sell shares of our common stock, par value $0.0001 per share ("Common Stock"), having an aggregate offering price of up to $25,000,000. The Agent was entitled to receive from us a commission in an amount equal to (i) 3.0% of the gross sales prices per share sold through it as agent in agency transactions and (ii) 6.0% of the purchase price per share sold to the Agent, as principal in principal transactions. We incurred issuance costs of approximately $245,000 related to legal, accounting, and other fees in connection with the Sales Agreement. These costs were charged against the gross proceeds of the Sales Agreement and presented as a reduction to additional paid-in-capital on the accompanying consolidated balance sheets.

On August 12, 2025, we elected to voluntarily terminate our Sales Agreement.

As of December 31, 2025, we issued 18,888,832 shares of our common stock at a weighted average selling price of $1.23 per share in accordance with the Sales Agreement. Net cash provided from the Sales Agreement was $22,350,000 after paying $245,000 in issuance costs, as well as 3.0%, or $699,000 related to cash commissions provided to the Agent.

On December 13, 2025, we entered into the 2025 Underwriting Agreement with William Blair & Company L.L.C., as representative of the several underwriters, relating to an underwritten registered direct offering of 8,571,428 units at a public offering price of $1.75 per unit. Each unit consisted of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $2.40 per share. The warrants are immediately exercisable and expire on December 16, 2032. The offering closed on December 16, 2025.

Gross proceeds from the offering were approximately $15.0 million. After deducting underwriting discounts and commissions and estimated offering expenses, the net proceeds were approximately $13.9 million. We intend to use the net proceeds for working capital, capital expenditures and general corporate purposes. The December 2025 offering, together with the proceeds from the Sales Agreement, contributed to the increase in our cash and cash equivalents from $5,013,000 as of December 31, 2024 to $16,566,000 as of December 31, 2025.

In connection with the December 2025 offering, we entered into a Side Letter Agreement with Anson Advisors Inc. (the “Side Letter”). Among other things, the Side Letter prohibits us from effecting or entering into any “Variable Rate Transaction” (as defined in the Side Letter) while the investor holds any of the December 2025 warrants, which expire on December 16, 2032. A “Variable Rate Transaction” generally includes any transaction in which we issue or sell securities that are convertible into, exchangeable for, or represent the right to receive shares of common stock at a price that is subject to being reset at a future date based on trading prices or volumes, or upon the occurrence of specified events. This restriction may limit the types of financing instruments available to us during the period in which the warrants remain outstanding. The Side Letter also provides the investor with participation rights in future firm-commitment underwritten offerings, subject to customary exceptions.

Our ability to generate positive operating results and execute our business strategy will depend on (i) our ability to continue the growth of our customer base, (ii) our ability to continue to improve our quarterly financial metrics such as net loss and cash used from operating activities (iii) the continued performance of our contractors, subcontractors and vendors, (iv) our ability to maintain and build good relationships with investors, lenders and other financial intermediaries, (v) our ability to maintain timely collections from existing customers, and (vi) the ability to scale our business processes. To the extent that events outside of our control have a significant negative impact on economic and/or market conditions, they could affect payments from customers, services and supplies from vendors, our ability to continue to secure and implement new business, raise capital, and otherwise, depending on the severity of such impact, materially adversely affect our operating results.

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

Recent Developments

Effective January 14, 2026, Timothy Davenport and Viraj Mehta each resigned from the Board of Directors. Mr. Davenport had served on the Board since January 2023, and Mr. Mehta had served on the Board since May 2024. The resignations were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

Effective March 25, 2026, Prof. Sanjay Sarma resigned from the Board of Directors. Prof. Sarma had served on the Board since January 2023. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

Following these departures, the Board of Directors consists of six members: Robert A. Berman (Chairman), Paul A. de Bary (Lead Director), Glenn Goord, David P. Hanlon, Steven D. Croxton, and Andrew Meyers.

The Board of Directors set March 25, 2026 as the record date for the Company's 2026 Annual Meeting of Stockholders, to be held on May 15, 2026.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of our operations is based upon our audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions based on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Our actual results could differ from these estimates under different assumptions or conditions.

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

Conducting a fair value analysis is an exercise in judgment, requiring us to evaluate data points, forecasts, and qualitative insights to arrive at a comprehensive assessment of our ability to derive value from our assets during the look-forward period. In this process, we must exercise caution, recognizing the inherent uncertainties and limitations of our estimations and financial analysis while striving to provide a feasible plan.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Rekor Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rekor Systems, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes  (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2019 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Morristown, New Jersey

March 31, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Rekor Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rekor Systems, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, stockholders equity, and cash flows for the year ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”).  In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2019 to 2025.

Morristown, New Jersey

March 31, 2025

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$16,566	$5,013
Restricted cash	297	316
Accounts receivable, net	8,770	7,232
Inventory	3,072	4,297
Note receivable, current portion	198	340
Other current assets	1,825	2,732
Total current assets	30,728	19,930
Long-term assets
Property and equipment, net	8,632	11,048
Right-of-use operating lease assets, net	4,716	9,348
Right-of-use financing lease assets, net	1,634	2,317
Goodwill	24,313	24,313
Intangible assets, net	13,250	14,450
Note receivable, long-term	-	142
Deposits	2,114	927
Total long-term assets	54,659	62,545
Total assets	$85,387	$82,475
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	4,362	4,330
Notes payable, current portion	-	1,000
Series A Prime Revenue Sharing Notes, net of debt discount of $131 and $0, respectively	9,869	-
Series A Prime Revenue Sharing Notes - related party, net of debt discount of $66 and $0, respectively	4,934	-
Loans payable, current portion	83	79
Lease liability operating, short-term	2,720	2,310
Lease liability financing, short-term	787	900
Contract liabilities	4,604	3,439
Liability for ATD Holdback Shares	-	1,036
Other current liabilities	1,729	5,129
Total current liabilities	29,088	18,223
Long-term liabilities
Series A Prime Revenue Sharing Notes, net of debt discount of $0 and $263, respectively	-	9,737
Series A Prime Revenue Sharing Notes - related party, net of debt discount of $0 and $132, respectively	-	4,868
Loans payable, long-term	112	194
Lease liability operating, long-term	10,570	12,371
Lease liability financing, long-term	665	977
Contract liabilities, long-term	1,402	1,298
Deferred tax liability	93	79
Other long-term liabilities	587	587
Total long-term liabilities	13,429	30,111
Total liabilities	42,517	48,334
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of December 31, 2025 and December 31, 2024, respectively. No preferred stock was issued or outstanding as of December 31, 2025 or 2024, respectively.	-	-
Common stock, $0.0001 par value; authorized; 300,000,000 shares; issued: 136,791,826 shares at December 31, 2025 and 104,700,593 at December 31, 2024; outstanding: 136,477,697 shares at December 31, 2025 and 104,541,073 at December 31, 2024	13	10
Treasury stock - at cost, 314,129 and 159,520 shares as of December 31, 2025 and 2024, respectively	(900)	(711)
Additional paid-in capital	335,310	294,935
Accumulated deficit	(291,553)	(260,093)
Total stockholders’ equity	42,870	34,141
Total liabilities and stockholders’ equity	$85,387	$82,475

The accompanying notes are an integral part of these consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share data)

	Year ended December 31,
	2025	2024
Revenue	$48,450	$46,028
Cost of revenue, excluding depreciation and amortization	21,379	23,344

Operating expenses:
General and administrative expenses	25,177	30,676
Selling and marketing expenses	6,172	7,858
Research and development expenses	14,596	18,766
Asset impairment charges	3,754	10,214
Depreciation and amortization	6,258	9,493
Total operating expenses	55,957	77,007

Loss from operations	(28,886)	(54,323)
Other income (expense):
Loss on extinguishment of debt	-	(4,693)
Interest expense, net	(2,297)	(2,645)
(Loss) gain on remeasurement of ATD Holdback Shares	(120)	599
Loss on offering costs - Prepaid Advance	-	(888)
Loss on settlement of Prepaid Advance	-	(900)
Gain on the sale of Global Public Safety	-	1,500
Other expense, net	(115)	(15)
Total other expense, net	(2,532)	(7,042)
Loss before income taxes	(31,418)	(61,365)
Provision for income taxes	42	45
Net loss	$(31,460)	$(61,410)
Loss per common share - basic and diluted	$(0.26)	$(0.71)
Weighted average shares outstanding
Basic and diluted	119,667,774	86,717,724

The accompanying notes are an integral part of these consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share data)

	Shares of Common Stock	Common Stock	Shares of Treasury Stock	Treasury Stock at Cost	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2023	69,176,826	$7	96,508	$(522)	$232,568	$(198,683)	$33,370
Stock-based compensation	-	-	-	-	4,829	-	4,829
Issuance upon exercise of stock options	198,095	-	-	-	266	-	266
Issuance upon vesting of restricted stock units	1,044,280	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(63,012)	-	63,012	(189)	-	-	(189)
Shares issued as part of the ATD Acquisition	2,832,135	-	-	-	8,893	-	8,893
Retirement of the 2023 Promissory Notes	750,000	-	-	-	1,875	-	1,875
2024 Public Offering	11,500,000	1	-	-	26,361	-	26,362
Issuance of warrants	3,675,000	1	-	-	5,144	-	5,145
Prepaid Advance Agreement	15,427,749	1	-	-	14,999	-	15,000
Net loss	-	-	-	-	-	(61,410)	(61,410)
Balance as of December 31, 2024	104,541,073	$10	159,520	$(711)	$294,935	$(260,093)	$34,141
Stock-based compensation	-	-	-	-	2,908	-	2,908
Issuance upon exercise of stock options	63,832	-	-	-	73	-	73
Issuance upon vesting of restricted stock units	3,902,812	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(154,609)	-	154,609	(189)	-	-	(189)
ATD Holdback Shares	664,329	-	-	-	1,156	-	1,156
At Market Issuance Sales Agreement	18,888,832	2	-	-	22,348	-	22,350
2025 Underwriting Agreement	8,571,428	1	-	-	13,890	-	13,891
Net loss	-	-	-	-	-	(31,460)	(31,460)
Balance as of December 31, 2025	136,477,697	$13	314,129	$(900)	$335,310	$(291,553)	$42,870

The accompanying notes are an integral part of these consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(31,460)	$(61,410)
Adjustments required to reconcile net loss to net cash used in operating activities:
Bad debt expense	132	686
Depreciation	3,835	3,879
Amortization of right-of-use financing lease asset	1,223	939
Non-cash operating lease expense	980	1,087
Provision for deferred income taxes	14	14
Share-based compensation	2,908	4,829
Asset impairment charges	3,754	10,214
Amortization of debt discount	198	541
Amortization of intangible assets	1,200	4,675
Adjustment to inventory to net realizable value	-	120
(Gain) loss due to the remeasurement of the STS Earnout and Contingent Consideration, net	(1,900)	100
Loss (gain) on remeasurement of ATD Holdback Shares	120	(599)
Gain on sale of property and equipment	(9)	(27)
Gain on the sale of Global Public Safety	-	(1,500)
Loss on extinguishment of debt	-	4,693
Loss on settlement of Prepaid Advance	-	900
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,670)	220
Inventory	1,255	1,159
Other current assets and deposits	(288)	522
Accounts payable, accrued expenses and other current liabilities	(1,490)	(2,319)
Contract liabilities	1,269	(316)
Lease liabilities	(443)	(876)
Net cash used in operating activities	(20,372)	(32,469)
Cash Flows from Investing Activities:
Capital expenditures	(2,531)	(1,682)
Proceeds from the sale of property and equipment	75	34
Proceeds from notes receivable	284	340
Proceeds from the sale of Global Public Safety	-	1,500
Cash paid for ATD acquisition, net	-	(9,222)
Net cash used in investing activities	(2,172)	(9,030)
Cash Flows from Financing Activities:
Proceeds from 2025 Sales Agreement, net	22,350	-
Proceeds from 2025 Underwriting Agreement, net	13,891	-
Repayment of STS Notes	(1,000)	(1,000)
Proceeds from the public offering	-	26,362
Net proceeds from the Prepaid Advance Agreement	-	14,100
Net proceeds from exercise of options	73	266
Net proceeds from exercise of warrants	-	5,145
Payments related to financing leases	(969)	(994)
Repayments of loans payable	(78)	(75)
Repurchases of common stock	(189)	(189)
Repayment of 2023 Promissory Notes	-	(12,500)
Net cash provided by financing activities	34,078	31,115
Net increase (decrease) in cash, cash equivalents and restricted cash	11,534	(10,384)
Cash, cash equivalents and restricted cash at beginning of the year	5,329	15,713
Cash, cash equivalents and restricted cash at end of the year	$16,863	$5,329

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of the year	$16,566	$5,013
Restricted cash and cash equivalents at end of the year	297	316
Cash, cash equivalents and restricted cash at end of the year	$16,863	$5,329

The accompanying notes are an integral part of these consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Rekor Systems, Inc. (“Rekor”) was formed in February 2017. The consolidated financial statements include the accounts of Rekor, the parent company, and its wholly-owned subsidiaries Rekor Recognition Systems, Inc., Waycare Technologies Inc. and Waycare Technologies Ltd. (collectively, “Waycare”), Southern Traffic Services, Inc. (“STS”), All Traffic Data Services, LLC ("ATD") and Rekor Labs, LLC (collectively, the “Company”).

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

The Company has generated losses and negative operating cashflows since its inception and has relied on external sources of financing to support the cash flow from operations. As of and for the year ended December 31, 2025, the Company had working capital of $1,640,000 and a net loss of $31,460,000.

Based on the Company's current business plan assumptions and the expected cash burn rate, the Company believes that the existing cash is insufficient to fund its current level of operations for the next twelve months following the issuance of these consolidated financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company received net proceeds of approximately $13,891,000 from the December 2025 Underwriting Agreement (see Note 13).

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

The Company’s chief operating decision maker (“CODM”) is the president and chief executive officer.

The Company does not report balance sheet information by segment since it is not reviewed by the CODM.

The CODM uses net loss in assessing segment performance. The significant expense regularly reviewed by the CODM is cost of revenues, excluding depreciation and amortization, and the Company’s operating expenses. The presentation of these items to the CODM is consistent with the Company’s presentation of these items on the Consolidated Statement of Operations.

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

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. For non-U.S. dollar transactions and other items in the consolidated financial statements, the following exchange rates are used: (i) for transactions – exchange rates at transaction dates or average exchange rates; and (ii) for other items (derived from non-monetary balance sheet items such as depreciation and amortization) – historical exchange rates. Currency transaction gains and losses are presented in other expense, net on the consolidated statements of operations. The currency transaction losses for the years ended December 31, 2025 and 2024 were $499,000 and $10,000, respectively.

Concentration of Risk

The Company deposits its temporary cash investments with highly rated quality financial institutions that are located in the United States and Israel. The United States deposits are federally insured up to $250,000 per insured bank, for each account ownership category. As of December 31, 2025, and 2024, the Company had deposits, including restricted cash, totaling $16,863,000 and $5,329,000 respectively, in multiple U.S. financial institutions and one Israeli financial institution.

Customer A accounted for 10% of the consolidated revenue for the year ended  December 31, 2025. No other single customer accounted for more than 10% of the Company's total revenues for the years ended December 31, 2025 and 2024.

As of December 31, 2025  and  December 31, 2024, Customer A accounted for 15% and 12% of the Company's consolidated accounts receivable balance. No other single customer accounted for more than 10% of the Company's total accounts receivable balance as of  December 31, 2025 and 2024.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments to be cash equivalents.

Cash subject to contractual restrictions and not readily available for use is classified as restricted cash. The Company’s restricted cash balances are primarily made up of cash collected on behalf of certain client jurisdictions. Restricted cash for these client jurisdictions as of December 31, 2025 and 2024 were $297,000 and $316,000, respectively, and correspond to equal amounts of related liabilities.

Accounts Receivable and Credit Losses

Accounts receivable are customer obligations due under normal trade terms. The Company performs continuing credit evaluations of its clients’ financial condition, and the Company generally does not require collateral.

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled accounts receivables, and contract liabilities on the consolidated balance sheets. Billed and unbilled accounts receivable are presented as part of accounts receivable, net, on the consolidated balance sheets. When billing occurs after services have been provided, such unbilled amounts will generally be billed and collected within 60 to 120 days but typically no longer than over the next twelve months. Unbilled accounts receivables of $1,993,000 and $1,623,000 were included in accounts receivable, net, in the consolidated balance sheets as of  December 31, 2025 and December 31, 2024, respectively. Write-offs of accounts receivable during the years ended December 31, 2025 and 2024 were $132,000 and $686,000, respectively.

The Company maintains an allowance for credit losses at an amount estimated to be sufficient to cover the risk of collecting less than full payment of financial assets measured at amortized cost, including receivables. The Company estimates expected credit losses based on historical experience, current conditions, and reasonable and supportable forecasts. The Company considers factors such as customer-specific risk characteristics, aging, historical write-off trends, and other relevant economic and environmental conditions in developing the estimate. The Company estimates losses on receivables based on expected losses, including our historical experience of actual losses. Receivables are written off when it is probable that all contractual payments due will not be collected in accordance with the terms of the agreement. At each balance sheet date, the Company evaluates its receivables and will assess the allowance for credit losses based on historical write-off trends. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. As of December 31, 2025 and 2024, the Company's allowance for credit losses was $519,000 and $486,000, respectively.

Notes Receivable

In connection with the sale of its former TeamGlobal subsidiaries in June 2020, the Company received a $1,700,000, five-and-a-half year promissory note originally due December 2025, which was amended in 2022 to extend the maturity date to May 2026 and revise the related payment schedule, that carries an interest rate of 4% and is collateralized by a first priority security interest in the shares of TeamGlobal. Monthly principal payments on the promissory note began in 2021 and continue pursuant to the amended payment terms. Based on the general market conditions, the security interest held by the Company and the credit quality of the buyer at the time of the sale, the Company determined that the fixed interest rate approximated the current market rate. The Company also evaluates notes receivable for expected credit losses in accordance with ASC 326. The remaining balance due from TeamGlobal as of  December 31, 2025 and 2024, was $198,000 and $482,000, respectively and is presented as part of notes receivable, current portion and note receivable, long-term on the consolidated balance sheets.

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

Accounts Payable, Accrued and Other Current Liabilities

As of December 31, 2025 and 2024, amounts owed to related parties of $75,000 and $104,000 were presented as part of accounts payable and accrued expenses on the consolidated balance sheets.

A summary of other current liabilities is as follows (in thousands):

	December 31, 2025	December 31, 2024
Payroll and payroll related	$1,343	$2,674
Right of offset to restricted cash	297	316
STS Contingent Consideration	-	1,900
Other	89	239
Total	$1,729	$5,129

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

As of December 31, 2025, the Company recognized an impairment loss on its property and equipment of $1,046,000. See Note 6 for additional information. As of December 31, 2024, the Company did not recognize an impairment loss on its property and equipment.

Deposits

Deposits consist of cash payments made by the Company related to security deposits for leased assets and deposits on property and equipment which the Company has not yet received.

Intangible Assets

Intangible assets include capitalized internally developed software and amounts recognized in connection with acquisitions, including customer relationships, technology and marketing related assets. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets. Intangible assets with definite lives are reviewed for impairment if indicators of impairment arise. Amortization expense related to intangible assets is presented as part of depreciation and amortization on the consolidated statements of operations. Undiscounted cash flow analyses are used to determine if the carrying amount of the asset is recoverable. If impairment is determined to exist, the charge is calculated based on estimated fair value. As of December 31, 2025, the Company did not recognize any impairment on its intangible assets. As of December 31, 2024, the Company recognized an impairment loss on its intangible assets of $10,214,000. See Note 8 for additional information.

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

As of December 31, 2025, the Company recognized a loss on its operating lease ROU assets of $2,708,000. See Note 7 for additional information.

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

Goodwill

The excess purchase consideration over the fair value of acquired assets and liabilities is recorded as goodwill. Goodwill is not amortized but rather subject to annual impairment testing. The Company will assess goodwill for impairment annually on October 1st of each year, or more often if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit's fair value. The Company decided to bypass the qualitative assessment and proceed directly to the quantitative assessment of the goodwill impairment analysis. As part of the quantitative assessment of goodwill, the Company evaluated its carrying value compared to its market value based on the share price and outstanding shares of the reporting date. During the years ended December 31, 2025 and 2024, the Company did not recognize any impairment to goodwill.

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

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, performance obligations are satisfied

The following table presents a summary of revenue (dollars in thousands):

	Year ended December 31,
	2025	2024
Recurring revenue	$23,865	$22,590
Product and service revenue	24,585	23,438
Total revenue	$48,450	$46,028

For the years ended December 31, 2025 and 2024 except for the United States, total revenue in any single country was less than 10% of consolidated revenue.

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

The Company also currently receives recurring revenues under contracts entered into using a subscription model for data collection services and software over a period. Payments for these services and subscriptions are received periodically over the term of the agreement and revenue is recognized ratably over the term of the agreement. In addition, some of our subscription revenue includes providing, through a web server, access to the Company’s software solutions, a self-managed database, and a cross-platform application programming interface. The subscription arrangements with these customers typically do not provide the customer with the right to take possession of the Company’s software at any time. Instead, customers are granted continuous access to the Company’s solutions over the contractual period. The Company’s subscription services arrangements are non-cancelable and do not contain refund-type provisions. Accordingly, any fixed consideration related to the arrangement is generally recognized as recurring revenue on a straight-line basis over the contract term beginning on the date access to the Company’s software is provided.

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

Revenue by Customer Type

The following table presents a summary of revenue by revenue type (dollars in thousands):

	Year ended December 31,
	2025	2024
Urban mobility	$29,304	$28,688
Transportation management	1,745	2,533
Public safety	17,401	14,807
Total revenue	$48,450	$46,028

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

Where performance obligations for a contract with a customer are not yet satisfied or have only been partially satisfied as of a particular date, the unsatisfied portion is to be recognized as revenue in the future. As of December 31, 2025 the Company had approximately $25,921,000 of remaining performance obligations not yet satisfied or partially satisfied. The Company expects to recognize approximately $17,701,000 of this amount as revenue over the succeeding twelve months, and the remainder is expected to be recognized over the next two to four years thereafter.

Contract liabilities

When the Company advance bills clients prior to providing services, revenue will generally be earned and recognized within the next month to five years, depending on the subscription or licensing period. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. Changes in the contract asset and liability balances during the year ended December 31, 2025, were not materially impacted by any other factors. Contract liabilities as of December 31, 2025 and December 31, 2024, were $6,006,000 and $4,737,000, respectively. During the year ended December 31, 2025, $3,350,000 of the contract liabilities balance as of December 31, 2024, was recognized as revenue.

The contract liabilities as of December 31, 2025, are expected to be recognized as revenue during the following years ended December 31 (dollars in thousands):

2026	$4,604
2027	900
2028	307
2029	138
2030	55
Thereafter	2
Total	$6,006

Practical Expedients Election ‒ Costs to Obtain and Fulfill a Contract

The Company’s incremental costs to obtain a contract consist of sales commissions. The Company elected to use the practical expedient to expense costs to obtain a contract as incurred when the amortization period would have been one year or less. As of December 31, 2025, and 2024, costs incurred to obtain contracts in excess of one year have been immaterial.

Advertising

The Company expenses all non-direct response advertising costs as incurred. Advertising costs for the years ended December 31, 2025 and 2024 were $9,000 and $244,000, respectively, and are included in selling and marketing expenses in the consolidated statements of operations.

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

As of December 31, 2025, and 2024, the Company’s evaluation revealed no uncertain tax positions that would have a material impact on the consolidated financial statements.

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for accounts receivable, notes receivable and accounts payable approximate fair value as of  December 31, 2025 and  December 31, 2024 because of the relatively short-term maturity of these financial instruments. The carrying amount reported for long-term debt and long-term receivables approximates fair value as of  December 31, 2025 and  December 31, 2024, given management’s evaluation of the instrument’s current rate compared to market rates of interest and other factors.

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

There were no changes in levels during the period ended  December 31, 2025

The following is a rollforward of the company’s contingent consideration, ATD Holdback Shares and the Prepaid Advance liabilities:

STS Contingent Consideration
Balance as of January 1, 2024	$1,800
Loss due to the remeasurement of the STS Earnout and Contingent Consideration	100
Balance as of December 31, 2024	1,900
Gain due to the remeasurement of the STS Earnout and Contingent Consideration	(1,900)
Balance as of December 31, 2025	$-

ATD Holdback Shares
Acquisition of ATD January 2, 2024	$1,635
Gain on remeasurement of ATD Holdback Shares	(599)
Balance as of December 31, 2024	1,036
Loss on remeasurement of ATD Holdback Shares	120
Issuance of common stock to settle ATD Holdback Shares	(1,156)
Balance as of December 31, 2025	$-

Prepaid Advance
Execution of Prepaid Advance August 14, 2024	$14,100
Issuance of common stock to settle Prepaid Advance	(15,000)
Loss on settlement of Prepaid Advance	900
Balance as of December 31, 2024	-
Balance as of December 31, 2025	$-

The estimated fair value of the Prepaid Advance was computed using a Monte Carlo simulation of the Company’s common shares, using the assumptions below. The following are the inputs in Company’s ATD Holdback Shares and Prepaid Advance:

ATD Holdback Shares	January 2, 2024	December 31, 2024	January 2, 2025
Closing stock price	$3.14	$1.56	$1.74
Discount for marketability	$(0.68)	$-	$-

Prepaid Advance	August 14, 2024	December 31, 2024
Closing stock price	$1.39	$-
Volatility	96%	-
Risk-free rate	4.4%	-
Indicated yield	14.2%	-

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments on an assessment of the warrant's specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity ("ASC 480"), and ASC 815, Derivatives and Hedging ("ASC 815"). Management's assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meets all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company's own common stock and whether the warrant holders could potentially require "net cash settlement" in a circumstance outside of the Company's control, among other conditions for equity classification. This assessment, which requires the use of professional judgement, is conducted at the time of warrant issuance and as of each subsequent quarterly period-end date while the warrants are outstanding.

Issued or modified warrants that meet all of the criteria for equity classification are recorded as a component of additional paid-in-capital at the time of issuance. Issued or modified warrants that do not meet all the criteria for equity classification are recorded as a liability at their initial fair value on the date of issuance and subject to remeasurement each balance sheet date with changes in the estimated fair value of the warrants to be recognized as an unrealized gain or loss in the consolidated statements of operations. Cost associated with issuing the warrants accounted for as liabilities are charged to consolidated statements of operations when warrants are issued. As of December 31, 2025, all outstanding warrants meet equity classification guidance and are classified as such.

New Accounting Pronouncements Effective in the Current Period

In December 2023, the FASB issued ASU 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities to provide greater disaggregation within their annual rate reconciliation, including new requirements to present reconciling items on a gross basis in specified categories, disclose both percentages and dollar amounts, and disaggregate individual reconciling items by jurisdiction and nature when the effect of the items meet a quantitative threshold. The guidance also requires disaggregating the annual disclosure of income taxes paid, net of refunds received, by federal (national), state, and foreign taxes, with separate presentation of individual jurisdictions that meet a quantitative threshold. The guidance is effective for the Company's annual periods beginning January 1, 2025, on a prospective basis, with a retrospective option, and early adoption is permitted. The Company adopted ASU 2023-09 on a prospective basis effective January 1, 2025. Accordingly, the enhanced income tax disclosures are presented in the income taxes footnote (Note 10) beginning in fiscal year 2025, and prior period disclosures have not been recast.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to consolidated financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and disclosures.

In March 2025, the FASB issued ASU 2025-05 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which clarifies the measurement of expected credit losses for accounts receivable and contract assets arising from revenue transactions within the scope of Topic 606. The amendments require entities to measure expected credit losses for these financial assets using a methodology consistent with the current expected credit loss model while clarifying the interaction between the guidance in Topic 326 and Topic 606. The guidance in this ASU is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal years of adoption. The Company is currently evaluating the impact that the adoption of ASU 2025-05 will have on its consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-11 - Interim Reporting (Topic 270): Improvements to Interim Reporting Guidance, which is intended to improve the clarity and organization of the interim reporting guidance in Topic 270. The amendments clarify the scope and presentation requirements for interim financial statements and introduce a general disclosure principle requiring entities to disclose events or transactions occurring since the end of the last annual reporting period that have a material impact on the entity. The guidance also incorporates certain interim disclosure requirements from other Topics into Topic 270 to improve accessibility of the interim reporting guidance. The amendments in this ASU are effective for interim reporting periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2025-11 will have on its consolidated financial statements and disclosures.

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

Operations of Combined Entities

The following unaudited pro forma combined financial information gives effect to the acquisition of ATD and the Series A Prime Revenue Sharing Notes interest expense, as if they were consummated as of  January 1, 2024. A portion of the proceeds from the Series A Prime Revenue Sharing Notes was used to fund the acquisition of ATD and therefore the Company has included the impact of the issuance of the debt in its unaudited pro forma financial information. This unaudited pro forma financial information is presented for information purposes only and is not intended to present actual results that would have been attained had the acquisition and the issuance of the Series A Prime Revenue Sharing Notes been completed as of  January 1, 2024 (the beginning of the earliest period presented) or to project potential operating results as of any future date or for any future periods.

Year ended December 31, 2024
(Dollars in thousands, except per share data)
Total revenue	$46,028
Net loss	$(61,410)
Basic and diluted loss per share	$(0.71)
Basic and diluted number of shares	86,717,724

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

On  July 1, 2024, the Company sold its remaining 19.9% ownership of Global Public Safety to LB&B Associates Inc. for $1,500,000, which was paid in two cash installments of $750,000 at closing and $750,000 on  August 1, 2024. As a result of the sale, the Company recognized a gain of $1,500,000 during 2024 which is presented within other income (expense) in the accompanying 2024 consolidated statement of operations.

Roker

In June 2020, the Company announced a joint venture in which the Company would have a 50% equity interest in Roker Inc. (“Roker”). In the third quarter of 2020 and the first quarter of 2021, the Company contributed $75,000 for its 50% equity interest for a total investment of $150,000. This investment is accounted for under the equity method. As of December 31, 2025 and 2024 the investment in Roker had a carrying value of $0.

In 2023, the Company entered into an agreement to sell substantially all of the assets of Roker, which initiated a triggering event related to the Company's Roker SAFE agreements. As result of the triggering event the Company received cash proceeds of $1,904,000, of which the remaining escrow of $211,000 was released from escrow in 2025.

NOTE 4 – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the years ended December 31, 2025 and 2024 were as follows (dollars in thousands):

	Year ended December 31,
	2025	2024
Cash paid for interest	$2,411	$2,518
Cash paid for taxes	58	61
Increase in accounts payable and accrued expenses related to purchases of inventory	21	34
Decrease in inventory related to the transfer of property and equipment	-	(1,501)
Change in deposits related to inventory	(8)	983
Abandonment of financing lease	31	-
Contract modification resulting in a measurement of an operating lease	1,344	-
Non-cash financing activities:
Settlement of ATD Holdback Shares with common stock	1,156	-
Fair value of shares issued in connection with the acquisition of ATD	-	8,893
Fair value of ATD Holdback Shares at the acquisition date	-	1,635
2023 Promissory Note redemption premium settled in shares of the Company’s common stock	-	1,875
Conversion of Prepaid Advance to common stock	-	14,100
New Leases under ASC-842
Right-of-use assets obtained in exchange for new finance lease liabilities	575	1,267
Right-of-use assets obtained in exchange for new operating lease liabilities	396	453

NOTE 5 – INVENTORY

As of December 31, 2025 and 2024, inventory consisted entirely of the following (dollars in thousands):

	December 31,
	2025	2024
Parts and cameras	$2,795	$4,136
Finished goods	277	161
Total inventory	$3,072	$4,297

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following (dollars in thousands):

	December 31,
	2025	2024
Furniture and fixtures	$1,778	$1,966
Office equipment	7,306	7,022
Roadway monitoring systems placed in service	6,359	4,824
Vehicles	2,839	2,758
Leasehold improvements	3,254	4,513
Roadway monitoring systems not yet placed in service	252	185
Total	$21,788	$21,268
Less: accumulated depreciation	(13,156)	(10,220)
Property and equipment, net	$8,632	$11,048

Depreciation related to property and equipment, net for the years ended December 31, 2025 and 2024 was $3,835,000 and $3,879,000, respectively, and is presented as part of depreciation and amortization in the accompanying consolidated statements of operations.

Information about the Company’s total assets in different geographic regions is as follows (dollars in thousands):

	December 31,
	2025	2024
United States	$21,788	$19,589
Other	-	1,679
Accumulated depreciation	(13,156)	(10,220)
Total property and equipment, net	$8,632	$11,048

In December 2025, the Company determined that the operations of its wholly owned subsidiary, Waycare Technologies LTD, located in Tel Aviv, Israel, were no longer sustainable given the entity's operating cost structure. The Company initiated a plan to wind down the Tel Aviv operations and consolidate all engineering functions into its U.S. facilities. The closure was announced to employees on February 23, 2026, and Tel Aviv operations ceased on February 24, 2026. The Command product line and all associated intellectual property, customer relationships, and operations continue in the United States. The closure does not qualify for discontinued operations reporting under ASC 205-20.

As a result of the decision to close the Tel Aviv office, the Company identified a triggering event requiring an impairment assessment of the related long-lived assets, consisting of property and equipment (primarily leasehold improvements, furniture, and equipment) and the operating lease ROU asset associated with the Tel Aviv office lease. The Company determined that the undiscounted future cash flows expected from the use and eventual disposition of these assets were less than their carrying amounts, and accordingly, the assets were written down to their estimated fair values. The Company estimated that the fair values of the property and equipment and the ROU asset were approximately $0, based on the expected abandonment of these assets with no material residual or sublease value (a Level 3 fair value measurement).

The Company recognized total impairment charges of $3,754,000 during the year ended December 31, 2025, consisting of $1,046,000 related to property and equipment and $2,708,000 related to the operating lease ROU asset. These impairment charges are included in asset impairment charges in the consolidated statements of operations.

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

As noted in Note 6, in December 2025 the Company determined to cease the operations of its wholly owned subsidiary, Waycare Technologies Ltd., located in Tel Aviv, Israel. As a result of this decision, the Company recognized an impairment charge of $2,708,000 related to the operating lease ROU asset associated with the Tel Aviv facility.

Lease cost recognized in our consolidated statements of operations is summarized as follows (dollars in thousands):

	Year ended December 31,
	2025	2024
Operating lease cost	$2,454	$2,309
Finance lease cost
Amortization of right-of-use assets	1,223	939
Interest on lease liabilities	167	156
Finance lease cost	1,390	1,095
Total lease cost	$3,844	$3,404

Other information about lease amounts recognized in our consolidated financial statements is as follows:

	Year ended December 31,
	2025	2024
Weighted-average remaining lease term (years) - operating leases	6.35	7.56
Weighted-average remaining lease term (years) - financing leases	2.54	2.19
Weighted-average discount rate - operating leases	12.1%	9.2%
Weighted-average discount rate - financing leases	9.1%	9.0%

Maturities of operating and financing lease liabilities for continuing operations at December 31, 2025 were as follows (dollars in thousands):

	Operating Leases	Financing Leases
2026	$4,142	$887
2027	2,739	383
2028	2,544	166
2029	2,480	133
Thereafter	6,607	57
Total lease payments	18,512	1,626
Less imputed interest	5,222	174
Present value of lease liabilities	$13,290	$1,452

NOTE 8 – INTANGIBLE ASSETS

Goodwill

There were no changes to goodwill during the year ended  December 31, 2025. The following summarizes the change in goodwill from December 31, 2023 to December 31, 2025 (in thousands):

	December 31, 2023	ATD Acquisition	Impairment	December 31, 2024	Impairment	December 31, 2025
Goodwill	$20,593	$3,720	$-	$24,313	$-	$24,313

Intangible Assets Subject to Amortization

The following summarizes the changes in intangible assets, net of accumulated amortization and impairment, from December 31, 2023 to December 31, 2025 (dollars in thousands):

	December 31, 2023	Additions	Amortization	Impairment	December 31, 2024	Additions	Amortization	Impairment	December 31, 2025
Intangible assets subject to amortization
Customer relationships	$3,321	$11,900	$(1,054)	$(227)	$13,940	$-	$(1,020)	$-	$12,920
Marketing related	499	200	(189)	-	510	-	(180)	-	330
Technology based	13,419	-	(3,432)	(9,987)	-	-	-	-	-
Intangible assets subject to amortization	$17,239	$12,100	$(4,675)	$(10,214)	$14,450	$-	$(1,200)	$-	$13,250

During the fourth quarter of 2024, as a result of sales performance being below expectation in part due to slower customer adoption, longer sales cycles and market conditions, the Company identified a triggering event and performed an analysis of its intangible assets. As a result of the forementioned factors and their potential future impact, the Company recognized an impairment charge of $10,214,000 as of December 31, 2024. The impairment charges were recorded in operating expenses in the consolidated statement of operations. No impairment charges were recognized during 2025.

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

The following provides a breakdown of identifiable intangible assets as of December 31, 2025 and 2024 (dollars in thousands):

	December 31,
	2025	2024
Customer relationships	$15,300	$15,300
Marketing related	900	900
Total	16,200	16,200
Less: accumulated amortization	(2,950)	(1,750)
Identifiable intangible assets, net	$13,250	$14,450

These intangible assets are being amortized on a straight-line basis over their weighted average remaining estimated useful life of 12.4 years. Amortization expense for the year ended December 31, 2025 and 2024 was $1,200,000 and $4,675,000, respectively, and is presented as part of depreciation and amortization in the accompanying consolidated statements of operations.

As of December 31, 2025, the estimated annual amortization expense for each of the next five fiscal years and thereafter is as follows (dollars in thousands):

2026	$1,200
2027	1,130
2028	1,060
2029	1,020
2030	1,020
Thereafter	7,820
Total	$13,250

NOTE 9 – DEBT

STS Notes

On  June 17, 2022, pursuant to the terms of the Company’s acquisition of STS, the Company issued an aggregate of $2,000,000 of notes payable in the form of two unsecured, subordinated promissory notes, each in the principal amount of $1,000,000 and bearing an interest rate of 3.0% per annum, payable quarterly. These notes matured and were fully paid on September 30, 2024, and June 17, 2025, respectively. As of December 31, 2025, the aggregate balance of these notes payable was fully satisfied.

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

2023 Promissory Notes

In January 2023, the Company issued $12,500,000 aggregate principal amount of senior secured promissory notes. The notes were fully redeemed in March 2024, and no amounts were outstanding as of December 31, 2025 or 2024.

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

As part of the terms of the Series A Prime Revenue Sharing Notes the Company is required to maintain an interest reserve related to not less than three times the next monthly interest payment. Additionally, there is a sinking fund requirement which takes effect if the three year value of eligible contracts is less than 170% of the aggregate outstanding principal amount of Series A Prime Revenue Sharing Notes. If the sinking fund requirement takes effect, the Company is required to maintain a cash balance sufficient to amortize the principal amount due on all series of Prime Revenue Sharing Notes outstanding under the Indenture in equal monthly installments by the respective due dates of each such series. The amount related to the interest reserve was $500,000 as of  December 31, 2025 and is held by a third party and is presented as part of deposits on the consolidated balance sheets. The Company is not in default of any requirements as they relate to the Series A Prime Revenue Sharing Notes and the sinking fund requirement has not been triggered as of  December 31, 2025.

The Company may prepay the Series A Prime Revenue Sharing Notes at any time through December 15, 2026 at a premium ranging from 103% to 106%; provided that the Series A Prime Revenue Sharing Notes may not be redeemed prior to December 15, 2024. Repayment of the Series A Prime Revenue Sharing Notes consisting of all principal, plus any unpaid accrued interest, may also be accelerated by the noteholder upon a change in control or event of default. For the years ended  December 31, 2025 and 2024, the Company recognized $1,988,000 in interest expense related to the Series A Prime Revenue Sharing Notes.

Interest Expense, net

The following table presents the interest expense and interest income related to the contractual interest and the amortization of debt issuance costs for the Company’s debt arrangements (dollars in thousands):

	Year ended December 31,
	2025	2024
Contractual interest	$2,219	2,469
Amortization of debt issuance costs	198	541
Total interest expense, net	2,417	3,010
Less: interest income	120	365
Total interest expense, net	$2,297	$2,645

Schedule of Principal Amounts Due on Debt

The principal amounts due for notes payable and loans payable are shown below as of December 31, 2025 (dollars in thousands):

2026	$15,084
2027	86
2028	25
Thereafter	-
Total	15,195
Less: unamortized financing costs	(197)
Total notes payable	$14,998

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

The provision for income taxes for the years ended December 31, 2025 and 2024 consists of the following (dollars in thousands):

	Year ended December 31,
	2025	2024
Federal:
Deferred	$14	$14
Total federal	14	14
State:
Current	28	31
Total state	28	31
Provision for income taxes	$42	$45

The components of deferred income tax assets and liabilities are as follows on  December 31, 2025 and 2024 (dollars in thousands):

	Year ended December 31,
Deferred tax assets	2025	2024
Net operating loss	$59,524	$49,376
163(j) limitation	2,802	2,179
Lease liabilities	3,794	4,286
Research and development	2,336	6,042
Fixed assets	422	196
Other	2,090	1,678
Total gross deferred tax assets	70,968	63,757

Valuation allowance for deferred tax assets	(68,693)	(60,805)
Net deferred tax assets	$2,275	$2,952

Deferred tax liabilities:
Right-of-use asset	(2,261)	(2,939)
Goodwill and intangibles	(106)	(92)
Total gross deferred tax liabilities	(2,367)	(3,031)
Net deferred tax liabilities	$(92)	$(79)

The items accounting for the difference between income taxes computed at the federal statutory rate and our effective tax rate after the adoption of ASU 2023-09 were as follows:

	Year Ended December 31, 2025
	(in thousands)	Percent
U.S. statutory federal rate	$(6,598)	21.00%
State income tax rate, net of U.S. Federal benefit	28	(0.09)%
Foreign tax effects – Israel	2,072	(6.59)%
Change in valuation allowance	4,621	(14.71)%
Nontaxable or nondeductible items
Remeasurement of the STS Earnout and Contingent Consideration	(399)	1.27%
Other	318	(1.01)%
Effective tax rate	$42	(0.13)%

The items accounting for the difference between income taxes computed at the federal statutory rate and our effective tax rate were as follows for years prior to our adoption of ASU 2023-09:

Year ended December 31, 2024
U.S. statutory federal rate	21.00%
(Decrease) increase in taxes resulting from:
State income tax rate, net of U.S. Federal benefit	5.09%
True-ups	0.00%
Other	(3.59)%
Valuation allowance	(22.57)%
Effective tax rate	(0.07)%

The Company files income tax returns in the United States and various state and foreign jurisdictions. No U.S. federal, state or foreign income tax audits were in process as of December 31, 2025.

The Company evaluated the recoverability of the net deferred income tax assets and the level of the valuation allowance required with respect to such net deferred income tax assets. After considering all available facts, the Company fully reserved for its net deferred tax assets, outside of the deferred tax liability related to the goodwill, because the Company believes that it is not more likely than not that their benefits will be realized in future periods. The Company will continue to evaluate its deferred tax assets to determine whether any changes in circumstances could affect the realization of their future benefit. If it is determined in future periods that portions of the Company’s net deferred income tax assets satisfy the realization standard, the valuation allowance will be reduced accordingly. During the year ended December 31, 2025, the Company’s valuation allowance increased by $7,888,000, which was primarily driven by an increase in the Company’s deferred tax assets.

As of December 31, 2025, the Company had gross U.S. Federal and state net operating loss (“NOL”) carryforwards of $176,630,000 and $168,197,000, respectively. The gross U.S. NOL generated in the years ended December 31, 2025 and 2024 of $19,679,000 and $26,369,000 respectively, will be carried forward indefinitely and are subject to the annual 80 percent limitation. As of December 31, 2025, the Company had net U.S. federal and state NOL carryforwards of $37,547,000 and $9,959,000, respectively. As of December 31, 2025, the Company had gross U.S. federal NOL carryforwards of approximately $3,826,000 that were generated prior to the Tax Cuts and Jobs Act that are scheduled to begin to expire in 2034, and are not subject to the annual 80 percent limitation. The Company had gross foreign federal and state operating loss carryforwards of $53,264,000 and $52,056,000, respectively, which are carried forward indefinitely and are not subject to any limitation. The net foreign carryforwards are $11,185,000 and $833,000, respectively. The gross foreign NOL generated in the years ended December 31, 2025 and 2024 are $5,054,000 and $4,151,000 , respectively.

As of December 31, 2024, the Company had U.S. gross federal and state NOL carryforwards of $142,415,000 and $133,857,000, respectively. As of December 31, 2024, the Company had U.S. net federal and state NOL carryforwards of $30,336,000 and $8,164,000, respectively. As of December 31, 2024, the Company had foreign gross federal and state NOL carryforwards of $48,209,000 and $47,002,000, respectively. As of December 31, 2024, the Company had foreign net federal and state NOL carryforwards of $10,124,000 and $752,000, respectively.

The federal and state NOL and credit carryforwards may be subject to significant limitations under Sections 382 and 383 of the Internal Revenue Code ("Code") and similar provisions of state law. These Code sections limit the federal NOL and credit carryforwards that may be used in any year in the event of an “ownership change”. A Section 382 “ownership change” generally occurs if one or more shareholders or groups of shareholders, who own at least 5% of the Company’s stock, increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. The Company may have previously experienced, and may in the future experience, one or more Section 382 “ownership changes”. If so, the Company may lose some or all of the tax benefits of its NOLs and tax credits. The extent of such limitations for prior years, if any, has not been determined.

For the years ended December 31, 2025 and 2024, the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax benefit.

The amount of cash income taxes paid, net of refunds received were as follows:

Amount (in thousands)	Year Ended December 31, 2025
U.S. federal taxes	$-
State and local taxes (various)	58
Foreign taxes – Israel	-
Total income taxes paid	$58

Recent Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the United States. This comprehensive tax legislation contains a broad range of tax reforms, including provisions that allow for the immediate expensing of domestic research and development expenses, restore and make permanent 100% bonus depreciation for qualifying assets, and ease limitations on the deductibility of interest expense. The legislation has multiple effective dates, with certain provisions taking effect in 2025 and others being implemented through various future years. The Company has accounted for the provisions of the OBBBA in its consolidated financial statements. The Company will continue to monitor the impact of this legislation in future periods.

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

The amount of contributions recorded by the Company under these plans during the years ended December 31, 2025 and 2024 were $1,190,000 and $1,415,000, respectively.

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

H.C. Wainwright & Co., LLC

In  March 2023, the Company entered into an engagement letter with H.C. Wainwright & Co., LLC, ("HCW"), related to a capital raise (see NOTE 13 – STOCKHOLDERS’ EQUITY). That letter agreement contained provisions for both a “tail” fee due to HCW for any subsequent transactions the Company  may enter into during the specified tail period with investors introduced to the Company by HCW during the term of the letter, as well as a right of first refusal ("ROFR") to act as the Company's exclusive underwriter or placement agent on any subsequent financing transactions utilizing an underwriter or placement agent occurring within twelve months from the consummation of a transaction pursuant to the engagement letter.

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

On  February 29, 2024, HCW initiated the new action with the filing of complaint in New York State Supreme Court. In this lawsuit, HCW advances the same breach of contract theory and seeks to recover the same damages as sought in the prior now-dismissed lawsuit. In addition, HCW seeks to recover an additional $2,156,000 in damages plus the value of warrants to purchase an aggregate of up to 805,000 shares of common stock at an exercise price of $3.125 per share in connection with Rekor’s  February 2024 offering, which we refer to as the 2024 Public Offering. HCW alleges that Rekor breached its engagement letter with HCW by failing to give HCW notice of this offering and failing to provide HCW with the opportunity to exercise the ROFR with respect to this transaction. On May 3, 2024, Rekor answered HCW’s complaint and filed counterclaims against HCW and Armistice Capital LLC ("Armistice") relating to Rekor’s March 2023 Registered Direct Offering, Armistice’s trading activity in Rekor common stock, and Rekor’s 2024 Public Offering. After HCW and Armistice moved to dismiss Rekor’s counterclaims, Rekor filed amended counterclaims on October 1, 2024. In Q3 2025, Rekor resolved its claims with Armistice. The proceeds are presented as part of other expense (income) in the condensed consolidated statement of operations. Rekor now seeks to recover damages from HCW and HCW moved to dismiss the amended counterclaims. The Court granted HCW’s motion to dismiss Rekor’s counterclaims. Rekor has filed a notice of appeal of that ruling.

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

On  September 30, 2025, the OALJ issued an Order in Rekor’s favor, dismissing all aspects of Claimant’s Complaint. On November 24, 2025, the Appellate Review Board ("ARB") served a Notice of Appeal Acceptance and indicated they accepted the matter for review. They subsequently set a briefing schedule for the parties. Complainant’s brief was filed on January 22, 2026. Our brief is due on March 31, 2026. Complainant then has fourteen (14) days from the submission of our brief to file a reply.

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

At Market Issuance Sales Agreement

On February 10, 2025, the Company entered into an At Market Issuance Sales Agreement (the "Sales Agreement") with Northland Securities, Inc. (the "Agent"), pursuant to which the Company could, from time to time, offer and sell shares of the Company's common stock, par value $0.0001 per share ("Common Stock"), having an aggregate offering price of up to $25,000,000. The Agent was entitled to receive from the Company a commission in an amount equal to (i) 3.0% of the gross sales prices per share sold through it as agent in agency transactions and (ii) 6.0% of the purchase price per share sold to the Agent, as principal in principal transactions. The Company incurred issuance costs of approximately $245,000 related to legal, accounting, and other fees in connection with the Sales Agreement. These costs were charged against the gross proceeds of the Sales Agreement and presented as a reduction to additional paid-in-capital on the accompanying consolidated balance sheets.

On August 12, 2025, the Company elected to voluntarily terminate its Sales Agreement.

As of December 31, 2025, the Company issued 18,888,832 shares of its common stock at a weighted average selling price of $1.23 per share in accordance with the Sales Agreement. Net cash provided from the Sales Agreement was $22,350,000 after paying $245,000 in issuance costs, as well as 3.0%, or $699,000 related to cash commissions provided to the Agent.

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

2025 Underwriting Agreement

On December 13, 2025, the Company entered into an underwriting agreement with William Blair & Company, L.L.C., as representative of the several underwriters, relating to an underwritten registered direct offering of 8,571,428 units at a public offering price of $1.75 per unit (the “2025 Underwriting Agreement”). Each unit consisted of one share of the Company's common stock and one warrant to purchase one share of the Company's common stock at an exercise price of $2.40 per share. The warrants are immediately exercisable and expire on December 16, 2032. The offering closed on December 16, 2025.

Gross proceeds from the offering were approximately $15.0 million. After deducting underwriting discounts and commissions and estimated offering expenses, the net proceeds to the Company were approximately $13.9 million. In connection with the offering, the Company entered into a Side Letter Agreement with Anson Advisors Inc. that, among other things, restricts the Company from entering into Variable Rate Transactions (as defined therein) while any December 2025 warrants remain outstanding.

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

Series A Cumulative Convertible Redeemable Preferred Stock

Of the 2,000,000 authorized shares of preferred stock, 505,000 shares were designated as $0.0001 par value Series A Cumulative Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”). The holders of Series A Preferred Stock were entitled to quarterly dividends of 7.0% per annum per share. As of December 31, 2025 and 2024, there are no outstanding shares of the Company's Series A Preferred Stock.

Based on the terms of the Series A Preferred Stock, the Company concluded that the Series A Preferred Stock should be classified as temporary equity.

Warrants

A summary of the warrant activity for the Company for the period ended December 31, 2025 and  December 31, 2024 is as follows:

	2023 Promissory Notes (1)	2023 Registered Direct Offering (2)	2023 Private Warrants (3)	2025 Underwriting Agreement (4)	Total
Active warrants January 1, 2024	6,250,000	481,100	2,850,000	-	9,581,100
Issued warrants	-	-	-	-	-
Exercised warrants	(3,675,000)	-	-	-	(3,675,000)
Expired warrants	-	-	-	-	-
Cancelled warrants	(1,575,000)	-	-	-	(1,575,000)
Outstanding warrants December 31, 2024	1,000,000	481,100	2,850,000	-	4,331,100
Weighted average strike price of outstanding warrants as of December 31, 2024	$2.00	$1.82	$3.25	$-	$2.80
Intrinsic value of outstanding warrants as of December 31, 2024	$-	$-	$-	$-	$-
Shares of common stock issued for warrant exercises during the year ended December 31, 2024	3,675,000	-	-	-	3,675,000
Active warrants January 1, 2025	1,000,000	481,100	2,850,000	-	4,331,100
Issued warrants	-	-	-	8,571,428	8,571,428
Exercised warrants	-	-	-	-	-
Expired warrants	-	-	-	-	-
Cancelled warrants	-	-	-	-	-
Outstanding warrants December 31, 2025	1,000,000	481,100	2,850,000	8,571,428	12,902,528
Weighted average strike price of outstanding warrants as of December 31, 2025	$2.00	$1.82	$3.25	$2.40	$2.54
Intrinsic value of outstanding warrants as of December 31, 2025	$-	$-	$-	$-	$-
Shares of common stock issued for warrant exercises during the year ended December 31, 2025	-	-	-	-	-

(1)	On January 18, 2023, in connection with the 2023 Promissory Notes, the Company issued the investors warrants to purchase 6,250,000 shares of its common stock, exercisable over a period of five years, at an exercise price of $2.00 per share. These warrants were exercisable commencing January 18, 2023 and expire on January 18, 2028.
(2)	On March 23, 2023, in connection with the 2023 Registered Direct Offering the Company issued (i) pre-funded warrants exercisable for up to an aggregate of 772,853 shares of common stock, (ii) warrants to purchase up to 6,872,853 shares of common stock, and (iii) warrants to the placement agent to purchase up to 481,100 shares of common stock. The exercise price per share of the warrants was $1.455 and each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.001 per share and will expire when exercised in full. Each warrant for the placement agent is exercisable for one share of common stock at an exercise price of $1.8188 per share. These warrants were exercisable commencing March 27, 2023 and expire on March 27, 2028.
(3)	On July 25, 2023, in connection with the 2023 Letter Agreement, the Company issued warrants to purchase 2,850,000 shares of its common stock, exercisable over a period of five and half years, at an exercise price of $3.25 per share. These warrants were exercisable commencing July 25, 2023 and expire on January 25, 2029.
(4)	On December 16, 2025, in connection with the 2025 Underwriting Agreement, the Company issued warrants to purchase 8,571,428 shares of its common stock. The warrants have an exercise price of $2.40 per share, are immediately exercisable and have a term of seven years from the date of issuance. These warrants expire on December 16, 2032.

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

Stock-based compensation expense included in the consolidated statements of operations was as follows (dollars in thousands):

	Year ended December 31,
	2025	2024
Cost of revenue, excluding depreciation and amortization	$5	$13
General and administrative expenses	1,907	3,221
Selling and marketing expenses	381	321
Research and development expenses	615	1,274
Total stock-based compensation expense	$2,908	$4,829

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

There was no stock compensation expense related to stock options for the years ended December 31, 2025 and 2024.

A summary of stock option activity under the Company’s 2017 Plan for the years ended December 31, 2025 and 2024 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding balance at January 1, 2024	688,841	$1.20	3.70	$1,478,000
Exercised	(198,095)	1.34
Forfeited	-	-
Expired	(3,880)	3.81
Outstanding balance at December 31, 2024	486,866	$1.13	3.76	$264,000
Exercised	(63,832)	1.14
Forfeited	-	-
Expired	-	-
Outstanding and exercisable balance at December 31, 2025	423,034	$1.12	2.63	$180,000

There were no options granted in the years ended December 31, 2025 and 2024. No shares became vested after grant during the years ended December 31, 2025 and 2024.

As of December 31, 2025 and 2024, there was no unrecognized stock compensation expense related to stock options granted under the 2017 Plan.

Restricted Stock Units

Stock compensation expense related to RSU’s for the years ended December 31, 2025 and 2024 was $2,908,000 and $4,829,000, respectively, and was presented as part of operating expenses in the accompanying consolidated statements of operations.

A summary of RSU activity under the Company’s 2017 Plan for years ended December 31, 2025 and 2024 is as follows:

	Number of Shares	Weighted Average Unit Price	Weighted Average Remaining Contractual Term (Years)
Outstanding balance at January 1, 2024	1,747,458	$3.79	1.39
Granted	5,556,649	1.17	1.15
Vested	(1,044,280)	4.29	0.41
Forfeited	(483,401)	1.86	1.53
Outstanding balance at December 31, 2024	5,776,426	$1.34	1.09
Granted	234,950	1.41	2.64
Vested	(3,902,812)	1.42	0.09
Forfeited	(1,454,424)	1.02	0.36
Outstanding balance at December 31, 2025	654,140	$1.57	1.53

 All RSUs granted vest upon the satisfaction of a service-based vesting condition.

As of December 31, 2025, there was $753,000 of unrecognized stock compensation expense related to unvested RSUs granted under the 2017 Plan that will be recognized over an average remaining period of 1.53 years.

NOTE 15 – LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share (dollars in thousands, except per share data):

	Year ended December 31,
	2025	2024
Basic and diluted loss per share
Net loss applicable to common shareholders	$(31,460)	$(61,410)
Weighted average common shares outstanding - basic and diluted	119,667,774	86,717,724
Basic and diluted loss per share	$(0.26)	$(0.71)
Common stock equivalents excluded due to anti-dilutive effect	13,979,702	11,258,721

As the Company had a net loss for the year ended December 31, 2025, the following 13,979,702 potentially dilutive securities were excluded from diluted loss per share: 12,902,528 for outstanding warrants, 423,034 related to outstanding options and 654,140 related to outstanding RSUs.

As the Company had a net loss for the year ended December 31, 2024, the following 11,258,721 potentially dilutive securities were excluded from diluted loss per share: 4,331,100 for outstanding warrants, 486,866 related to outstanding options, 664,329 related to the ATD Holdback Shares and 5,776,426 related to outstanding RSUs.

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the consolidated financial statements were issued.

Strategic Consolidation of Engineering Operations

The Company initiated a plan to wind down the Tel Aviv operations and consolidate all engineering functions into its U.S. facilities. The closure was announced to employees on February 23, 2026, and Tel Aviv operations ceased on February 24, 2026. The action is intended to improve operational efficiency and align the Company's cost structure with current revenue levels. In connection with this initiative, the Company expects to incur one-time costs consisting primarily of employee-related separation costs and other exit-related costs. The Company is continuing to evaluate the scope and financial impact of these actions; accordingly, a reasonable estimate of the total costs to be incurred cannot yet be determined.

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

Based on management’s review, our President and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2025.

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

Under the supervision and with the participation with our management, including our President and Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of the end of the period covered by this report based on the framework in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes to Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B. OTHER INFORMATION

Other Information. None. During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(c) of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The information required by this item will be contained under the captions "Information about the Board of Directors and Committees," "Election of Directors" and "Executive Officers" in our definitive proxy statement to be filed with the SEC in connection with our 2026 annual meeting of stockholders, (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated in this report by reference.

Code of Ethics

We have adopted a Code of Conduct, which serves as our Code of Ethics, which applies to all of our employees, including our executive officers. Our Code of Conduct is available on our website at www.rekor.ai. If we amend or grant a waiver of one or more of the provisions of our Code of Conduct, we intend to satisfy the requirements under Item 5.05 of Item 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Conduct that apply to our Principal Executive and Principal Financial Officer by posting the required information on our website at the above address. Our website is not part of this Annual Report.

Insider Trading Policy

We have adopted an Investor Information and Insider Trading Policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees, or by the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and the applicable Nasdaq listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K and is available on our website at www.rekor.ai .

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Novume Solutions, Inc. as filed with the Secretary of State of Delaware on August 21, 2017	8-K	333-216014	3.1	8/25/17
3.2	Certificate of Amendment to Certificate of Incorporation of Novume Solutions, Inc. as filed with the Secretary of State of Delaware on April 30, 2019	8-K	001-38338	3.1	4/30/19

3.3	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Rekor Systems, Inc., dated March 18, 2020	8-K	001-38338	3.1	3/18/20
3.4	Third Certificate of Amendment to Amended and Restated Certificate of Incorporation of Rekor Systems, Inc. as filed with the Secretary of the State of Delaware on April 22, 2024	8-K	001-38338	3.1	4/22/24
3.5	Amended and Restated Bylaws of Rekor Systems, Inc.	8-K	001-38338	3.2	12/15/21
4.1	Form of Warrant (January 2023)	8-K	001-38338	4.1	1/23/23
4.2	Form of Common Stock Purchase Warrant (March 2023)	8-K	001-38338	4.2	3/27/23
4.3	Form of Placement Agent Common Stock Purchase Warrant (March 2023)	8-K	001-38338	4.3	3/27/23
4.4	Form of Common Stock Purchase Warrant (July 2023)	8-K	001-38338	4.1	7/27/23
4.5	Form Series A Prime Revenue Sharing Notes	8-K	001-38338	4.1	12/15/23
4.6	Indenture (Series A Prime Revenue Sharing Notes)	8-K	001-38338	4.2	12/15/23
4.7	First Supplemental Indenture (Series A Prime Revenue Sharing Notes)	8-K	001-38338	4.3	12/15/23
4.8	Second Supplemental Indenture (Series A Prime Revenue Sharing Notes)	8-K	001-38338	4.4	12/15/23
4.9	Form of Warrant (December 2025)	8-K	001-38338	4.1	12/16/25
10.1#	2017 Equity Award Plan of Novume Solutions, Inc. (as amended and restated as of April 18, 2024)	S-8	333-278990	4.1	4/29/24
10.2#	Form of Rekor Systems, Inc. Incentive Stock Option Award Agreement	10-K	001-38338	10.18	4/11/19
10.3#	Form of Rekor Systems, Inc. Non-Qualified Stock Option Award Agreement	10-K	001-38338	10.19	4/11/19
10.4#	Employment Agreement with Robert Berman effective March 20, 2026	8-K	001-38338	10.1	3/27/26

10.5#	Employment Agreement with Joseph Nalepa effective November 17,2025	8-K	001-38338	10.2	3/27/26
10.6	Form of Rekor Systems, Inc. Restricted Stock Unit Agreement	10-K	001-38338	10.8	3/31/22
10.7	Form of Securities Purchase Agreement (March 2023)	8-K	001-38338	10.1	3/27/23
10.8	Form of Inducement Offer to Exercise Common Stock Purchase Warrants	8-K	001-38338	10.1	7/25/23
10.9	Form of Subscription Agreement (Series A Prime Revenue Sharing Notes)	8-K	001-38338	10.1	12/15/23
10.10	Interest Purchase Agreement, dated January 2, 2024, by and Among Rekor Systems, Inc., All Traffic Data Services, LLC and All Traffic Holdings	8-K	001-38338	10.1	1/3/24
10.11	Underwriting Agreement, dated as of February 7, 2024, by and between Rekor Systems, Inc. and William Blair & Company, L.L.C., as representative of the several underwriters named therein	8-K	001-38338	1.1	2/9/24
10.12	At Market Issuance Sales Agreement, dated as of February 10, 2025, by and between Rekor Systems, Inc. and Northland Securities, Inc. (terminated August 12, 2025)	8-K	001-38338	1.1	2/10/25
10.13	At Underwriting Agreement, dated as of December 13, 2025, by and between Rekor Systems, Inc. and William Blair & Company, L.L.C., as representative of the several underwriters named therein	8-K	001-38338	1.1	12/16/25
10.14	Side Letter Agreement, dated as of December 16, 2025, by and between Rekor Systems, Inc. and Anson Advisors Inc, on behalf of Anson Investments Master Fund LP and Anson East Master Fund LP	8-K	001-38338	10.1	12/16/25
19.1	Investor Information and Insider Trading Policy					*
21.1	Subsidiaries of Rekor Systems, Inc.					*
23.1	Consent of CBIZ CPAs P.C., Independent Registered Public Accounting Firm					*
23.2	Consent of Marcum LLP, Independent Registered Public Accounting Firm					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
97	Clawback Policy	10-K	001-38338	97	03/25/24
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rekor Systems, Inc.

/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	President and Chief Executive Officer and Chairman of the Board Principal Executive Officer
Date:	March 31, 2026

/s/ Joseph Nalepa
Name:	Joseph Nalepa
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 31, 2026

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Robert A. Berman Robert A. Berman	President and Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2026

/s/ Joseph Nalepa Joseph Nalepa	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2026

/s/ Paul de Bary Paul de Bary	Director	March 31, 2026

/s/ David Hanlon David Hanlon	Director	March 31, 2026

/s/ Steven D. Croxton Steven D. Croxton	Director	March 31, 2026

/s/ Andrew Meyers Andrew Meyers	Director	March 31, 2026

/s/ Glenn Goord Glenn Goord	Director	March 31, 2026