Form 10-Q
period 2026-03-31
Rekor Systems, Inc.
filed 2026-05-11
CIK 1697851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 8, 2026, the Registrant had 137,608,115 shares of common stock, $0.0001 par value per share outstanding.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve substantial risks and uncertainties, including particularly statements regarding our future results of operations and financial position, business strategy, prospective products and services, timing and likelihood of success, plans and objectives of management for future operations and future results of current and anticipated products and services. These statements involve uncertainties, such as known and unknown risks, and are dependent on other important factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance or achievements we express or imply. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties and assumptions described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2025 entitled “Risk Factors” and elsewhere in this Quarterly Report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the SEC that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestiture, merger, acquisition, or other business combination that had not been completed as of the date of this filing. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. We undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2026

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,175	$16,566
Restricted cash	424	297
Accounts receivable, net of allowance for credit losses of $534 and $519, respectively	7,675	8,770
Inventory	2,939	3,072
Note receivable, current portion	85	198
Other current assets	2,431	1,825
Total current assets	25,729	30,728
Long-term assets
Property and equipment, net	8,157	8,632
Right-of-use operating lease assets, net	4,400	4,716
Right-of-use financing lease assets, net	1,313	1,634
Goodwill	24,313	24,313
Intangible assets, net	12,950	13,250
Deposits	1,639	2,114
Total long-term assets	52,772	54,659
Total assets	$78,501	$85,387
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	5,869	4,362
Series A Prime Revenue Sharing Notes, net of debt discount of $99 and $131, respectively	9,901	9,869
Series A Prime Revenue Sharing Notes - related party, net of debt discount of $49 and $66, respectively	4,951	4,934
Loans payable, current portion	79	83
Lease liability operating, short-term	1,155	2,720
Lease liability financing, short-term	650	787
Contract liabilities	4,500	4,604
Other current liabilities	2,351	1,729
Total current liabilities	29,456	29,088
Long-term Liabilities
Loan payable, long-term	89	112
Lease liability operating, long-term	12,058	10,570
Lease liability financing, long-term	537	665
Contract liabilities, long-term	1,213	1,402
Deferred tax liability	93	93
Other non-current liabilities	587	587
Total long-term liabilities	14,577	13,429
Total liabilities	44,033	42,517
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of March 31, 2026 and December 31, 2025, respectively. No preferred stock was issued or outstanding as of March 31, 2026 or December 31, 2025, respectively.	-	-
Common stock, $0.0001 par value; 137,923,985 and 136,791,826 shares issued as of March 31, 2026 and December 31, 2025, respectively; 137,607,546 and 136,477,697 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	13	13
Treasury stock, 316,439 and 314,129 shares as of March 31, 2026 and December 31, 2025, respectively	(902)	(900)
Additional paid-in capital	336,271	335,310
Accumulated deficit	(300,914)	(291,553)
Total stockholders’ equity	34,468	42,870
Total liabilities and stockholders’ equity	$78,501	$85,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$10,263	$9,198
Cost of revenue, excluding depreciation and amortization	4,879	4,761

Operating expenses:
General and administrative expenses	8,339	7,286
Selling and marketing expenses	915	1,757
Research and development expenses	3,486	3,977
Depreciation and amortization	1,461	1,556
Total operating expenses	14,201	14,576

Loss from operations	(8,817)	(10,139)
Other expense:
Interest expense, net	(493)	(590)
Other expense	(51)	(145)
Total other expense, net	(544)	(735)
Net loss	$(9,361)	$(10,874)
Loss per common share	$(0.07)	$(0.10)
Weighted average shares outstanding
Basic and diluted	136,649,149	106,815,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts)

(Unaudited)

	Shares of Common Stock	Common Stock	Shares of Treasury Stock	Treasury Stock at Cost	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance as of January 1, 2026	136,477,697	$13	314,129	$(900)	$335,310	$(291,553)	$42,870
Stock-based compensation	-	-	-	-	922	-	922
Issuance upon exercise of stock options	50,000	-	-	-	39	-	39
Issuance upon vesting of restricted stock units	1,082,159	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(2,310)	-	2,310	(2)	-	-	(2)
Net loss	-	-	-	-	-	(9,361)	(9,361)
Balance as of March 31, 2026	137,607,546	$13	316,439	$(902)	$336,271	$(300,914)	$34,468

Balance as of January 1, 2025	104,541,073	$10	159,520	$(711)	$294,935	$(260,093)	34,141
Stock-based compensation	-	-	-	-	1,370	-	1,370
Issuance upon vesting of restricted stock units	622,434	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(64,227)	-	64,227	(93)	-	-	(93)
ATD Holdback Shares	664,329	-	-	-	1,156	-	1,156
Issuance of common stock pursuant to the 2025 Sales Agreement	5,148,600	1	-	-	7,658	-	7,659
Net loss	-	-	-	-	-	(10,874)	(10,874)
Balance as of March 31, 2025	110,912,209	$11	223,747	$(804)	$305,119	$(270,967)	$33,359

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(9,361)	$(10,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	143	50
Depreciation	856	951
Amortization of right-of-use financing lease asset	305	305
Non-cash operating lease expense	139	283
Share-based compensation	922	1,370
Amortization of debt discount	49	49
Amortization of intangible assets	300	300
Loss on remeasurement of ATD Holdback Shares	-	120
Loss on sale of property and equipment	10	16
Loss on operating lease abandonment	117	-
Loss on financing lease abandonment	2	4
Changes in operating assets and liabilities:
Accounts receivable	952	(400)
Inventory	133	(98)
Other current assets and deposits	(131)	(442)
Accounts payable, accrued expenses and other current liabilities	2,079	(92)
Contract liabilities	(293)	1,044
Lease liability	33	(665)
Net cash used in operating activities	(3,745)	(8,079)
Cash Flows from Investing Activities:
Capital expenditures	(393)	(349)
Proceeds from the sale of property and equipment	2	12
Proceeds from notes receivable	113	85
Net cash used in investing activities	(278)	(252)
Cash Flows from Financing Activities:
Proceeds from 2025 Sales Agreement, net	-	7,659
Net proceeds from exercise of options	39	-
Payments related to financing leases	(251)	(236)
Repayments of loans payable	(27)	(19)
Repurchases of common stock	(2)	(93)
Net cash (used in) provided by financing activities	(241)	7,311
Net decrease in cash, cash equivalents and restricted cash	(4,264)	(1,020)
Cash, cash equivalents and restricted cash at beginning of period	16,863	5,329
Cash, cash equivalents and restricted cash at end of period	$12,599	$4,309

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of period	$12,175	$3,851
Restricted cash and cash equivalents at end of period	424	458
Cash, cash equivalents and restricted cash at end of period	$12,599	$4,309

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

Rekor is a roadway intelligence Company, working to modernize public safety, urban mobility, and transportation management through the development of cutting-edge solutions. By collaborating closely with public and private sector customers, we deliver services and solutions that serve their current needs and allow them to participate in building a new digital infrastructure operating system for roadways. Our vision is to create safer, smarter, and more sustainable roadways and communities, improving the lives of citizens and the world around them. Our products and services collect, connect, and organize mobility data, making it more useful and accessible, while providing actionable real-time insights to enable better decision-making. This provides our customers with significantly enhanced situational awareness, rapid response capabilities, risk mitigation strategies, and predictive analytics.

These unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial statements as of and for the periods ended  March 31, 2026 and 2025.

The financial data and other information disclosed in these notes are unaudited. The results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the full year ended December 31, 2025. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

Dollar amounts, except per share data, in the notes to these unaudited condensed consolidated financial statements are rounded to the nearest $1,000.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the extensive use of management’s estimates. Management uses estimates and assumptions in preparing consolidated financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and reported revenues and expenses. On an ongoing basis, the Company evaluates its estimates, including those related to the collectability of accounts receivable, the fair value of intangible and long-lived assets, the fair value of goodwill, the fair value of debt and equity instruments, income taxes and the determination of standalone selling prices in contracts with customers that contain multiple performance obligations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results  may differ from those estimates under different assumptions or conditions.

Reclassifications

Certain prior-period amounts have been reclassified to conform with the current-period presentation. Most notably, proceeds from notes receivable, which were previously presented within net cash provided by financing activities, are now presented within net cash used in investing activities on the unaudited condensed consolidated statements of cash flows. Other reclassifications relate to the aggregation or disaggregation of certain captions within the financial statements. These reclassifications had no effect on previously reported net loss, total stockholders' equity, or net cash flows in the aggregate.

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

The Company has generated losses and negative operating cash flows since its inception and has relied on external sources of financing to support cash flow from operations. The Company attributes losses to non-capital expenditures related to the scaling of existing products and services, development of new products and services and marketing efforts associated with these products and services. As of and for the three months ended March 31, 2026, the Company had a working capital deficit of $3,727,000 and a net loss of $9,361,000.

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

The Company does not report balance sheet information by segment since balance sheet information by segment is not reviewed by the CODM.

The CODM uses net income to assess segment performance. The significant expenses regularly reviewed by the CODM are cost of revenues, excluding depreciation and amortization and the Company’s operating expenses. The presentation of these items to the CODM is consistent with the Company’s presentation of these items on the unaudited condensed consolidated statement of operations.

Goodwill

The excess purchase consideration over the fair value of acquired assets and assumed liabilities is recorded as goodwill. Goodwill is subject to impairment testing on an annual basis. The Company will assess goodwill for impairment annually on  October 1st of each year, or more often if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. The Company will perform a qualitative assessment, to determine its fair value which includes an evaluation of relevant events and circumstances, including macroeconomic, industry and market conditions, the Company's overall financial performance, and trends in the value of the Company's common stock. As of March 31, 2026, the Company did not identify any events that would cause it to assess goodwill for impairment.

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for accounts receivable, notes receivable and accounts payable approximate fair value as of  March 31, 2026 and December 31, 2025 due to the short-term maturity of these instruments. The carrying amounts reported for long-term debt and long-term receivables also approximate fair value as of  March 31, 2026 and December 31, 2025, based on management’s evaluation of current rates compared to market rates of interest and other relevant factors.

The Company applies the fair value framework established by ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"). Refer to the Company's 2025 Annual Report on Form 10-K for additional information regarding the Company's fair value measurement policies, including the Level 1, Level 2 and Level 3 input hierarchy.

The Company’s goodwill and other intangible assets are measured at fair value upon acquisition and assessed for impairment on a recurring and non-recurring basis, respectively, using Level 3 inputs.

As of  March 31, 2026 and December 31, 2025, the Company had no Level 1, Level 2 or Level 3 assets or liabilities outstanding. The Company historically considered its STS Contingent Consideration and ATD Holdback Shares to be Level 3 instruments. The STS Contingent Consideration was remeasured to zero during the year ended December 31, 2025, and the ATD Holdback Shares were settled on January 2, 2025 through the issuance of 664,329 shares of the Company's common stock. There were no transfers between fair value hierarchy levels during the three months ended March 31, 2026. Refer to the Company's 2025 Annual Report on Form 10-K for additional information regarding the changes in fair value of these instruments during the year ended December 31, 2025.

Revenue Recognition

The Company derives its revenues primarily from the licensing and sale of its roadway data and traffic management product and service offerings. These offerings include a mixture of data collection, implementation, engineering, customer support and maintenance services, as well as software and hardware. ASC 606 is a framework developed by the Financial Accounting Standards Board to improve consistency in revenue reporting under GAAP. It requires revenue to be recognized upon transfer of control of promised products and services to the Company’s customers, in an amount that reflects the consideration the Company expects to receive in exchange for those products and services.

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, performance obligations are satisfied

The following table presents a summary of revenue (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Recurring revenue	$6,559	$5,106
Product and service revenue	3,704	4,092
Total revenue	$10,263	$9,198

Revenues

Recurring revenue

Recurring revenue includes the Company’s SaaS revenue, subscription revenue, eCommerce revenue and customer support revenue. The Company generates recurring revenue by a combination of direct sales, partner-assisted sales, and eCommerce sales. These sales involve both long-term contracts with customers that provide for periodic payments and short-term contracts that are automatically invoiced on a monthly basis.

Where recurring revenue is generated through the Company’s Software-as-a-Service ("SaaS") model, the Company provides customers with the right to access the Company’s software solutions for a fee. These services are made available to the customer continuously throughout the contractual period. However, the extent to which the customer uses the services  may vary at the customer’s discretion. The contracts with customers are generally for a term of one to five years. The payments for SaaS solutions  may be received either at the inception of the arrangement or over the term of the arrangement. These SaaS solutions are considered to have a single performance obligation where the customer simultaneously receives and consumes the benefit, and as such, we recognize revenue for these arrangements ratably over the term of the contractual agreement.

The Company also currently receives recurring revenue under contracts entered into using a subscription model for data collection services and software over a period. Payments for these services and subscriptions are received periodically over the term of the agreement and revenue is recognized ratably over the term of the agreement. In addition, some of our subscription revenue includes providing, through a web server, access to the Company’s software solutions, a self-managed database, and a cross-platform application programming interface. The subscription arrangements with these customers typically do not provide the customer with the right to take possession of the Company’s software at any time. Instead, customers are granted continuous access to the Company’s solutions over the contractual period. The Company’s subscription services arrangements are non-cancelable and do not contain refund-type provisions. Accordingly, any fixed consideration related to the arrangement is generally recognized as recurring revenue on a straight-line basis over the contract term beginning on the date access to the Company’s software is provided.

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

Revenue by Customer Type

The following table presents a summary of revenue by customer type (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Urban Mobility	$6,211	$5,529
Transportation Management	525	423
Public Safety	3,527	3,246
Total revenue	$10,263	$9,198

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

Where performance obligations for the remaining term of a contract with a customer are not yet satisfied or have only been partially satisfied as of a particular date, the unsatisfied portion is to be recognized as revenue in the future. As of March 31, 2026, the unsatisfied portion of the remaining performance obligation was approximately $22,250,000. The Company expects to recognize approximately 72% of this amount as revenue over the succeeding twelve months, and the remainder is expected to be recognized within the next five years thereafter.

Unbilled accounts receivable

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, unbilled accounts receivables, and contract liabilities on the unaudited condensed consolidated balance sheets. Billed and unbilled accounts receivable are presented as part of accounts receivable, net, on the unaudited condensed consolidated balance sheets. When billing occurs after services have been provided, such unbilled amounts will generally be billed and collected within 60 to 120 days, but typically no longer than over the next twelve months. Unbilled accounts receivables of $1,944,000 and $1,993,000 were included in accounts receivable, net, in the unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.

Contract liabilities

When the Company advance bills clients prior to providing services, generally such amounts will be earned and recognized in revenue within the next six months to five years, depending on the length of the period during which services are to be provided. This revenue and the corresponding decrease in liabilities are recognized on a contract-by-contract basis at the end of each reporting period and reflected on the unaudited condensed consolidated balance sheet for such period. During the three months ended March 31, 2026, $1,921,000 of the contract liabilities balance as of December 31, 2025 was recognized as revenue.

The services due for contract liabilities described above are shown below as of March 31, 2026 (dollars in thousands):

2026, remaining	$4,080
2027	1,068
2028	361
2029	146
2030	56
Thereafter	2
Total	$5,713

Cash and Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid debt instruments to be cash equivalents.

Cash subject to contractual restrictions and not readily available for use is classified as restricted cash. The Company’s restricted cash balances are primarily made up of cash collected on behalf of certain client jurisdictions. Restricted cash for these client jurisdictions as of  March 31, 2026 and December 31, 2025 were $424,000 and $297,000, respectively, and correspond to equal amounts of related liabilities.

Concentrations of Credit Risk

The Company deposits its temporary cash investments with highly rated quality financial institutions that are located in the United States and Israel. The United States deposits are federally insured up to $250,000 per insured bank, for each account ownership category. As of March 31, 2026 and December 31, 2025, the Company had deposits totaling $12,599,000 and $16,863,000, respectively, in multiple U.S. financial institutions and one Israeli financial institution.

Customer A accounted for 15% of the unaudited condensed consolidated revenue for the three months ended  March 31, 2026. Customer A accounted for 11% of the unaudited condensed consolidated revenue for the three months ended  March 31, 2025. No other single customer accounted for more than 10% of the Company’s unaudited condensed consolidated revenues for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026 and  December 31, 2025, Customer A accounted for 10% and 15% of the Company's unaudited condensed consolidated accounts receivable balance.

Accounts Payable and Other Current Liabilities

As of March 31, 2026 and December 31, 2025, amounts owed to board members of $210,000 and $75,000 were presented as part of accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets.

A summary of other current liabilities is as follows (in thousands):

	March 31, 2026	December 31, 2025
Payroll and payroll related expense	$1,837	$1,343
Right of offset to restricted cash	424	297
Other	90	89
Other current liabilities	$2,351	$1,729

New Accounting Pronouncements Effective in Current Period

In March 2025, the FASB issued ASU 2025-05 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which clarifies the measurement of expected credit losses for accounts receivable and contract assets arising from revenue transactions within the scope of Topic 606. The amendments require entities to measure expected credit losses for these financial assets using a methodology consistent with the current expected credit loss model while clarifying the interaction between the guidance in Topic 326 and Topic 606. The guidance in this ASU is effective for fiscal years beginning after  December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal years of adoption. The Company adopted ASU 2025-05 effective January 1, 2026 on a modified retrospective basis. The adoption did not have a material impact on the Company's unaudited condensed consolidated financial statements or related disclosures for the three months ended March 31, 2026.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. The guidance in this ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11 - Interim Reporting (Topic 270): Improvements to Interim Reporting Guidance, which is intended to improve the clarity and organization of the interim reporting guidance in Topic 270. The amendments clarify the scope and presentation requirements for interim financial statements and introduce a general disclosure principle requiring entities to disclose events or transactions occurring since the end of the last annual reporting period that have a material impact on the entity. The guidance also incorporates certain interim disclosure requirements from other Topics into Topic 270 to improve accessibility of the interim reporting guidance. The amendments in this ASU are effective for interim reporting periods within fiscal years beginning after  December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2025-11 will have on its consolidated financial statements and related disclosures.

The Company does not believe that any recently issued, but not yet effective, accounting standards, other than the standards discussed above, could have a material effect on the accompanying unaudited condensed consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

Additional significant accounting policies of the Company are also described in Note 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

NOTE 2 - LEASES

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

During the first quarter of 2025, the Company entered into a lease amendment that modified the timing of contractual lease payments related to its lease in Columbia, Maryland. Based on the Company's evaluation, the amendment qualified as a lease modification under ASC 842. As a result of the modification, the Company recognized a decrease of $1,344,000 in both its operating lease liability and the corresponding operating lease right-of-use asset ("ROU asset").

In December 2025, the Company determined that the operations of its wholly owned subsidiary, Waycare Technologies LTD ("Waycare"), located in Tel Aviv, Israel, were no longer sustainable given the entity's operating cost structure. The Company initiated a plan to wind down the Tel Aviv operations and consolidate all engineering functions into its U.S. facilities. The closure was announced to employees on February 23, 2026, and Tel Aviv operations ceased on February 24, 2026.

As a result of the decision to close the Tel Aviv office, the Company identified a triggering event requiring an impairment assessment of the related long-lived assets, including the operating lease ROU asset associated with the Tel Aviv office lease. The Company determined that the undiscounted future cash flows expected from the use and eventual disposition of the operating lease ROU asset were less than its carrying amount and, accordingly, the asset was written down to its estimated fair value. The Company estimated the fair value of the operating lease ROU asset to be approximately $0, based on the expected abandonment of the asset with no material residual or sublease value (a Level 3 fair value measurement). As a result, the Company recognized an impairment charge of $2,708,000 related to the operating lease ROU asset associated with the Tel Aviv facility during the year ended December 31, 2025. This impairment charge was included in asset impairment charges in the consolidated statements of operations for the year ended December 31, 2025. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding the wind-down of operations in Tel Aviv. No impairment charges related to the Company's right-of-use assets were recognized during the three months ended March 31, 2026.

In January 2026, the Company entered into an amendment to the lease for its corporate headquarters in Columbia, Maryland that revised the timing of monthly base rent payments through the remaining lease term. The Company accounted for the amendment as a lease modification that is not a separate contract under ASC 842. As a result of the modification, the Company recognized a decrease of approximately $224,000 in both its operating lease liability and the corresponding ROU asset. The modification did not result in a gain or loss.

During the three months ended March 31, 2026, the Company exercised its option to terminate its lease for office space in Plano, Texas, effective December 31, 2026. The Company recognized a loss on lease termination of approximately $117,000, which is included in general and administrative expenses in the condensed consolidated statements of operations. As a result of the lease termination, the Company recognized a $50,000 early termination liability, reduced its operating lease liability by approximately $77,000, and reduced the corresponding right-of-use asset by approximately $144,000.

Lease cost recognized in our unaudited condensed consolidated statements of operations is summarized as follows (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$709	$710
Finance lease cost
Amortization of right-of-use assets	305	305
Interest on lease liabilities	30	48
Finance lease cost	335	353
Total lease cost	$1,044	$1,063

Other information about lease amounts recognized in our condensed consolidated financial statements is as follows:

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (years)
Operating leases	6.22	6.35
Financing leases	2.54	2.54

Weighted-average discount rate
Operating leases	12.0%	12.1%
Financing leases	9.1%	9.1%

Maturities of operating and financing lease liabilities for continuing operations on March 31, 2026 were as follows (dollars in thousands):

	Operating Leases	Financing Leases
2026, remaining	$1,545	$591
2027	5,163	382
2028	2,621	166
2029	2,492	133
2030	2,519	40
Thereafter	4,071	19
Total lease payments	18,411	1,331
Less imputed interest	5,198	144
Maturities of lease liabilities	$13,213	$1,187

NOTE 3 – SUPPLEMENTAL NON CASH DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the three months ended March 31, 2026 and 2025 were as follows (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for interest	$586	$563
Cash paid for taxes	21	24
Decrease in accounts payable and accrued expenses related to purchases of inventory	-	78
Decrease in deposits related to property and equipment received	-	(277)
Abandonment of financing lease	14	-
Contract modification resulting in a measurement of an operating lease	224	1,344
Contract termination resulting in a measurement of an operating lease	144	-
Non-cash financing activities:
Settlement of ATD Holdback Shares with common stock	-	(1,156)
Right-of-use assets obtained in exchange for new finance lease liabilities	-	361
Right-of-use assets obtained in exchange for new operating lease liabilities	191	-

NOTE 4 – INTANGIBLE ASSETS

Intangible Assets Subject to Amortization

The following provides a breakdown of identifiable intangible assets, net as of  March 31, 2026 and  December 31, 2025 (dollars in thousands):

	March 31, 2026	December 31, 2025
Customer relationships	$15,300	$15,300
Marketing related	900	900
Total	16,200	16,200
Less: accumulated amortization	(3,250)	(2,950)
Identifiable intangible assets, net	$12,950	$13,250

These intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended March 31, 2026 and 2025 was $300,000 in each period and is presented as part of depreciation and amortization in the unaudited condensed consolidated statements of operations. During the current period there have been no events that would cause the Company to evaluate its intangible assets for impairment.

As of March 31, 2026, the estimated impact from annual amortization from intangible assets for each of the next five fiscal years and thereafter is as follows (dollars in thousands):

2026, remaining	$900
2027	1,130
2028	1,060
2029	1,020
2030	1,020
Thereafter	7,820
Total	$12,950

NOTE 5 – DEBT

STS Notes

On  June 17, 2022, pursuant to the terms of the Company’s acquisition of STS, the Company issued an aggregate of $2,000,000 of notes payable in the form of two unsecured, subordinated promissory notes, each in the principal amount of $1,000,000 and bearing an interest rate of 3.0% per annum, payable quarterly. These notes matured and were fully paid on  September 30, 2024, and June 17, 2025, respectively. As of March 31, 2026, the aggregate balance of these notes payable was fully satisfied.

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

The Series A Prime Revenue Sharing Notes are payable from a pool of revenues received from contracts with transportation agencies in five states, each of which has been highly rated for their respective unsecured general obligation debt by nationally recognized credit rating agencies. In connection with the issuance of the Series A Prime Revenue Sharing Notes, the Company entered into a base Indenture (the Indenture), dated  December 15, 2023 with Argent Institutional Trust Company, as trustee. The Indenture creates a first priority security interest in the contract revenues for the benefit of the holders of the Series A Prime Revenue Sharing Notes  and all subsequent notes issued under the Indenture. The Series A Prime Revenue Sharing Notes rank senior to the Company’s existing and future secured and unsecured debt with respect to the pool of revenue securing the Series A Prime Revenue Sharing Notes.

Under the terms of the Indenture, the Company is required to maintain an interest reserve related to not less than three times the next monthly interest payment. Additionally, there is a sinking fund requirement which takes effect if the three year value of eligible contracts is less than 170% of the aggregate outstanding principal amount of Series A Prime Revenue Sharing Notes. If the sinking fund requirement takes effect, the Company is required to maintain a cash balance sufficient to amortize the principal amount due on all series of Prime Revenue Sharing Notes outstanding under the Indenture in equal monthly installments by the respective due dates of each such series. The amount related to the interest reserve was $500,000 as of March 31, 2026 and is held by a third party and is presented as part of deposits on the consolidated balance sheets. The Company is not in default of any requirements as they relate to the Series A Prime Revenue Sharing Notes and the sinking fund requirement has not been triggered as of March 31, 2026.

The Company may prepay the Series A Prime Revenue Sharing Notes at any time up until December 15, 2026 by paying a premium ranging from 103% to 106%. Repayment of the Series A Prime Revenue Sharing Notes consisting of all principal, plus any unpaid accrued interest, may also be accelerated by the note holder upon a change in control or event of default. For the three months ended March 31, 2026 and 2025, the Company recognized approximately $497,000 in interest expense related to the Series A Prime Revenue Sharing Notes.

Interest Expense

The following table presents the interest expense net of interest income related to the contractual interest and the amortization of debt issuance costs for the Company’s debt arrangements (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Contractual interest expense	$539	$565
Amortization of debt issuance costs	49	49
Total interest expense	588	614
Less: interest income	95	24
Total interest expense, net	$493	$590

Schedule of Principal Amounts Due of Debt

The principal amounts due for loans and notes payable are shown below as of March 31, 2026 (dollars in thousands):

2026, remaining	$15,057
2027	86
2028	25
2029	-
Total	15,168
Less unamortized debt discount	(148)
Total notes payable	$15,020

NOTE 6 – INCOME TAXES

The Company maintains a full valuation allowance against its net deferred taxes, outside of the deferred tax liability related to the indefinite lived intangibles, through  March 31, 2026.

The Company files income tax returns in Israel, the United States and in various states. No U.S. Federal, state or foreign income tax audits were in process as of March 31, 2026.

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

For the three months ended March 31, 2026 and 2025, the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2019 through 2024 tax years remain subject to examination by the Internal Revenue Service. As of March 31, 2026 and December 31, 2025, our evaluation revealed no uncertain tax positions that would have a material impact on the unaudited condensed consolidated financial statements.

For the three months ended March 31, 2026 and 2025, the Company did not record any expense or benefit related to income tax.

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

On or about  October 23, 2023, HCW filed a complaint in New York State Supreme Court asserting a claim for breach of contract against the Company relating to purported fees owed as a result of the  July Warrant Exercise Transaction. HCW sought to recover compensatory and consequential damages and certain warrants under its letter agreement with Rekor and other fees, not less than a cash fee of $825,000 and the value of warrants to purchase an aggregate of up to 481,100 shares of common stock of the company at an exercise price of $2.00 per share as well as attorneys’ fees. On  February 29, 2024, HCW filed a notice of discontinuance without prejudice and advised the court that it intended to commence a new proceeding by filing a new complaint that would address the claim in this lawsuit and subsequent events. On  March 4, 2024, the court discontinued this lawsuit without prejudice.

On  February 29, 2024, HCW initiated the new action with the filing of a complaint in New York State Supreme Court. In the new action, HCW advances the same breach of contract theory and seeks to recover the same damages as sought in the prior now-dismissed lawsuit. In addition, HCW seeks to recover an additional $2,156,000 in damages plus the value of warrants to purchase an aggregate of up to 805,000 shares of common stock at an exercise price of $3.125 per share in connection with Rekor’s  February 2024 offering, which we refer to as the 2024 Public Offering. HCW alleges that Rekor breached its engagement letter with HCW by failing to give HCW notice of this offering and failing to provide HCW with the opportunity to exercise the ROFR with respect to this transaction. On May 3, 2024, Rekor answered HCW’s complaint and filed counterclaims against HCW and Armistice Capital LLC ("Armistice") relating to Rekor’s March 2023 Registered Direct Offering, Armistice’s trading activity in Rekor common stock, and Rekor’s 2024 Public Offering. After HCW and Armistice moved to dismiss Rekor’s counterclaims, Rekor filed amended counterclaims on October 1, 2024. During the third quarter of 2025, Rekor resolved its claims with Armistice pursuant to a settlement agreement. The proceeds from the settlement were presented as part of other expense (income) in the condensed consolidated statement of operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Rekor now seeks to recover damages from HCW and HCW moved to dismiss the amended counterclaims. The Court granted HCW’s motion to dismiss Rekor’s counterclaims. Rekor has filed a notice of appeal of that ruling.

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

On September 30, 2025, the OALJ issued an Order in Rekor’s favor, dismissing all aspects of Claimant’s Complaint. On November 24, 2025, the Appellate Review Board ("ARB") served a Notice of Appeal Acceptance and indicated they accepted the matter for review. They subsequently set a briefing schedule for the parties. Complainant's brief was filed on January 22, 2026. The Company's response brief was filed on March 31, 2026. Complainant filed his reply brief on April 14, 2026. The matter has now been fully briefed before the ARB and the Company is awaiting findings from the ARB.  The Company does not know when the ARB will issue its finding.

The Company believes these claims are without merit. The Company intends to vigorously defend itself in this lawsuit.

NOTE 8 – STOCKHOLDERS’ EQUITY

Authorized Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, par value $0.0001 per share, and 2,000,000 shares of preferred stock, par value $0.0001 per share.

2025 Sales Agreement

On  February 10, 2025, the Company entered into an At Market Issuance Sales Agreement (the "2025 Sales Agreement") with Northland Securities, Inc., pursuant to which the Company could, from time to time, offer and sell shares of common stock having an aggregate offering price of up to $25,000,000. On August 12, 2025, the Company elected to voluntarily terminate the 2025 Sales Agreement.

During the term of the 2025 Sales Agreement, the Company issued an aggregate of 18,888,832 shares of common stock at a weighted average selling price of $1.23 per share, generating net proceeds of approximately $22,350,000.

ATD Acquisition

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

Gross proceeds from the offering were approximately $15.0 million. After deducting underwriting discounts and commissions and estimated offering expenses, the net proceeds to the Company were approximately $13.9 million. In connection with the offering, the Company entered into a Side Letter Agreement with Anson Advisors Inc. that, among other things, restricts the Company from entering into Variable Rate Transactions (as defined therein) while any  December 2025 warrants issued under the 2025 Underwriting Agreement remain outstanding.

Warrants

There was no activity related to the Company warrants during the period ended March 31, 2026. The table below shows the Company's outstanding warrants as of March 31, 2026:

	2023 Promissory Notes (1)	2023 Registered Direct Offering (2)	2023 Private Warrants (3)	2025 Underwriting Agreement (4)	Total
Outstanding warrants as of March 31, 2026	1,000,000	481,100	2,850,000	8,571,428	12,902,528
Weighted average strike price of outstanding warrants as of March 31, 2026	$2.00	$1.82	$3.25	$2.40	$2.54
Intrinsic value of outstanding warrants as of March 31, 2026	$-	$-	$-	$-	$-

(1)	On January 18, 2023, in connection with the 2023 Promissory Notes, the Company issued the investors warrants to purchase 6,250,000 shares of its common stock, exercisable over a period of five years, at an exercise price of $2.00 per share. Of the original 6,250,000 warrants, 3,675,000 have been exercised and 1,575,000 were cancelled. The remaining warrants were exercisable commencing January 18, 2023 and expire on January 18, 2028. The 2023 Promissory Notes were redeemed in March 2024; the warrants remain outstanding in accordance with their original terms.
(2)	On March 23, 2023, in connection with the 2023 Registered Direct Offering the Company issued warrants to the placement agent to purchase up to 481,100 shares of common stock. Each warrant for the placement agent is exercisable for one share of common stock at an exercise price of $1.8188 per share. These warrants were exercisable commencing March 27, 2023 and expire on March 27, 2028.
(3)	On July 25, 2023, in connection with the 2023 Letter Agreement, the Company issued warrants to purchase 2,850,000 shares of its common stock, exercisable over a period of five and half years, at an exercise price of $3.25 per share. These warrants were exercisable commencing July 25, 2023 and expire on January 25, 2029.
(4)	On December 16, 2025, in connection with the 2025 Underwriting Agreement, the Company issued warrants to purchase 8,571,428 shares of its common stock. The warrants have an exercise price of $2.40 per share, are immediately exercisable and have a term of seven years from the date of issuance. These warrants expire on December 16, 2032.

NOTE 9 – EQUITY INCENTIVE PLAN

In August 2017, the Company approved and adopted the 2017 Equity Award Plan (the “2017 Plan”). The 2017 Plan permits the granting of stock options, stock appreciation rights, restricted and unrestricted stock awards, phantom stock, performance awards and other stock-based awards for the purpose of attracting and retaining quality employees, directors and consultants. As of March 31, 2026, an aggregate of 15,280,949 shares of common stock were authorized for issuance under the 2017 Plan.

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

For the three months ended March 31, 2026 and 2025 there was no stock compensation expense related to stock options.

A summary of stock option activity under the Company’s 2017 Plan during the period ended March 31, 2026 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding balance as of January 1, 2026	423,034	$1.12	2.63	$180,000
Exercised	(50,000)	0.78
Outstanding and exercisable balance as of March 31, 2026	373,034	$1.17	2.65	$13,000

As of March 31, 2026, there was $0 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan.

Restricted Stock Units

Stock compensation expense related to Restricted Stock Units ("RSUs") for the three months ended March 31, 2026 and 2025 was $922,000 and $1,370,000 respectively, and is presented based on the awardees' operating department, as general administrative, selling and marketing and research and development expenses in the unaudited condensed consolidated statements of operations.

On March 20, 2026, in connection with the Company's amended and restated employment agreement with Robert A. Berman, the Company's President and Chief Executive Officer, the Company granted 1,000,000 fully vested shares of common stock to Mr. Berman, with a grant date fair value of $0.88 per share, resulting in $880,000 of stock-based compensation expense recorded during the three months ended March 31, 2026. These shares were issued to Mr. Berman in April 2026.

A summary of RSU activity under the Company’s 2017 Plan for the three months ended March 31, 2026 is as follows:

	Number of Shares	Weighted Average Unit Price	Weighted Average Remaining Contractual Term (Years)
Outstanding balance as of January 1, 2026	654,140	$1.57	1.53
Granted	1,032,200	0.88	0.09
Vested	(1,082,159)	0.96	0.03
Forfeited	(178,103)	1.45	1.48
Outstanding balance as of March 31, 2026	426,078	$1.50	1.84

All RSUs granted vest upon the satisfaction of a service-based vesting condition.

As of March 31, 2026, there was $482,000 of unrecognized stock compensation expense related to unvested RSUs granted under the 2017 Plan that will be recognized over an average remaining period of 1.5 years.

Rekor Labs Profit Interests

On March 25, 2026, Rekor Labs, LLC (“Rekor Labs”), a consolidated subsidiary of the Company, adopted an amended and restated limited liability company agreement and authorized the issuance of profits interests to certain service providers. In connection with that authorization, Rekor Labs granted profits interests to certain service providers representing 3.5% of Rekor Labs’ fully diluted equity as of the grant date, subject to the terms and conditions of the applicable grant agreements and the amended and restated limited liability company agreement.

The profits interests are subject to a participation threshold of $5,000. The profits interests vest in full upon the consummation of a Fundamental Transaction, as defined in the amended and restated limited liability company agreement, within six months following the grant date, subject to the applicable participant’s continued service through the applicable vesting date.

The Company accounts for the profits interest awards as share-based compensation arrangements under ASC 718, Compensation — Stock Compensation. Because vesting of the awards is contingent upon the occurrence of a Fundamental Transaction within six months following the grant date, the Company evaluated whether the vesting condition was probable as of March 31, 2026. As of March 31, 2026, the Company determined that the vesting condition was not probable and, accordingly, no compensation expense was recognized related to the awards during the three months ended March 31, 2026. The Company will continue to reassess the probability of vesting at each reporting date. If the vesting condition becomes probable, the Company will recognize compensation expense based on the grant-date fair value of the awards over the requisite service period, including any cumulative catch-up adjustment required under ASC 718.

NOTE 10 – LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands, except per share data)
Basic and diluted loss per share
Net loss	$(9,361)	$(10,874)
Weighted average common shares outstanding - basic and diluted	136,649,149	106,815,912
Basic and diluted loss per share	$(0.07)	$(0.10)
Potentially dilutive securities excluded due to the anti-dilutive effect	13,701,640	9,234,891

As the Company had a net loss for the three months ended March 31, 2026, the following 13,701,640 potentially dilutive securities were excluded from diluted loss per share: 12,902,528 for outstanding warrants, 373,034 related to outstanding options, and 426,078 related to outstanding RSUs.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties including particularly statements regarding our future results of operations and financial position, business strategy, prospective products and services, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products and services. These statements involve uncertainties, such as known and unknown risks, and are dependent on other important factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements we express or imply. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of risks, uncertainties, and assumptions described under the sections in our Annual Report on Form 10-K for the year ended December 31, 2025, entitled “Risk Factors” and elsewhere in this Quarterly Report. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made in this Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”) that disclose risks and uncertainties that may affect our business. The forward-looking statements in this Form 10-Q do not reflect the potential impact of any divestitures, mergers, acquisitions, or other business combinations that had not been completed as of the date of this filing. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. We undertake no obligation to update any forward-looking statement as a result of new information, future events or otherwise.

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

●

operating risks, including supply chain, equipment or system failures, cyber and other malicious attacks on international, national, local and Company information infrastructure by rogue businesses or criminal elements or by agents of governments engaged in asymmetric disruptions for competitive, economic, or military reasons, wars and local conflicts and other events that could affect our operations and the amounts and timing of revenues and expenses;

●	reputational risks affecting customer confidence or willingness to do business with us;
●	financial market conditions, including the continuation of significant national and global uncertainties that may affect these conditions, and the results of financing efforts;
●	our continued ability to successfully access the public markets for debt or equity capital;
●	our ability to regain and maintain compliance with Nasdaq's continued listing requirements;
●	political, legal, regulatory, administrative, military and economic conditions and developments in the United States (“U.S.”) and other countries in which we operate and, in particular, the impact of ongoing hostilities in the Middle East and recent and future federal, state and local regulatory proceedings and changes, including legislative and regulatory initiatives associated with our products;
●	current and future litigation;
●	competition from other companies with an established position in the markets we have recently entered or are seeking to enter or from other companies who are seeking to enter markets we already serve;
●

our failure to successfully develop products using our technology that are accepted by the markets we serve or intend to serve or the development of new technologies that change the nature of our business or provide our customers with products or services superior to or less expensive than ours;

●	the inability of our strategic plans and goals to expand our geographic markets, customer base and product and service offerings;
●	risks associated with pandemics and other global health emergencies, and their impact U.S. and international markets and economies; and
●	Other significant risks, uncertainties and other considerations discussed in this report.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”) and any updates contained herein as well as those set forth in our reports and other filings made with the SEC.

General

Overview

Rekor is a roadway intelligence Company, working to modernize public safety, urban mobility, and transportation management through the development of cutting-edge solutions. By collaborating closely with public and private sector customers, we deliver services and solutions that enable them to achieve their objectives effectively, while simultaneously building a new digital infrastructure operating system for roadways.

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

Our operations are conducted primarily by our wholly-owned subsidiaries, Rekor Recognition Systems, Inc. (“Rekor Recognition”), Waycare Technologies, Ltd. and Waycare Technologies, Inc. (combined “Waycare”), Southern Traffic Services, Inc. (“STS”), and All Traffic Data Services, LLC (“ATD”). We also have a separate subsidiary, Rekor Labs LLC ("Rekor Labs"), which is working to commercialize a patent-pending technology for verifying the authenticity of video data. Although this technology was developed to respond to requests from public safety customers, we believe it has broad applicability and should therefore be pursued as a separate venture.

A New Operating System for U.S. Roadways

We believe that governments in the United States of America are at a critical turning point in the evolution of its transportation and roadway infrastructure. For over 70 years, the nation has relied on analog technologies and manual methodologies that have resulted in rising costs, inefficiencies, and safety hazards that are now preventable. Federal, state and local transportation agencies are now looking to implement private-sector innovations like sensor technology, Internet of Things (“IoT”), AI, cloud computing, autonomous vehicles, and smart drones. These technologies are advancing rapidly and can address fundamental challenges such as poor roadway quality, traffic congestion, and driver safety.

Since 2018, Rekor has worked to deserve a place at the forefront of a wave of transformation and modernization of roadways, actively designing, building, and deploying AI solutions and other advanced complementary technologies through public-private collaborations with departments of transportation (“DOTs”), public safety agencies, and private sector partners. Rekor is committed to helping lay the foundation of a groundbreaking new digital infrastructure operating system for roadways—and has already delivered proven value across multiple domains:

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

By providing advanced AI-driven insights to assist forward-thinking infrastructure managers, Rekor is helping to reshape how transportation systems operate. Its solutions empower public agencies and public sector clients to prevent accidents, reduce inefficiencies, and optimize resources, driving smarter, safer, and more efficient roadways across the nation.

Roadway Intelligence

Roadway intelligence involves harnessing vast amounts and varieties of data from roadways, vehicles, transportation systems, and hundreds of external elements like weather, special events, and work zones, transforming it into actionable insights. Rekor is committed to revolutionizing transportation systems by collecting, connecting, and organizing mobility data. Through our Rekor One® roadway intelligence engine, we aggregate datasets from diverse sources and securely deliver insights to government agencies and private-sector clients, driving smarter, more effective decision-making across transportation management, urban mobility, and public safety ecosystems.

Our mission extends beyond connectivity—we are working toward building a dynamic, AI-driven network to modernize traffic management, public safety, and emergency services. By applying a digital layer to existing physical infrastructure and roadways, Rekor is creating a next-generation digital operating system for roadways, delivering real-time intelligence that powers economic growth, operational excellence, and improved quality of life for communities.

Roadway Intelligence Powered by Rekor

Rekor is working towards transforming transportation and mobility data into actionable insights. Powered by advanced AI and fueled by diverse data sources, Rekor delivers historical and real-time, as well as predictive alerts that can be used to enhance mobility, safety, and operational efficiency across public and private sectors. Our platforms aggregate and analyze trillions of data points from roadway sensors and other IoT devices, enabling customers to make proactive, informed decisions and optimize resources, and enabling us to deliver tailored solutions for government and commercial customers in public safety, urban mobility, and transportation management.

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

●

Connected Vehicle Data – Today’s new vehicles are equipped with dozens of sensors, collecting information about internal systems, external hazards, and driving behaviors. This data is a resource that transportation and other agencies are beginning to find valuable uses for. Connected vehicle sensors can provide important information related to hazardous conditions, speed variations, intersection performance, and more. Notably, the data from these vehicles represent a virtual network that is independent of the infrastructure maintained and operated by public agencies. Giving them the tools to efficiently and intelligently collect and use this data can help them gain more visibility about conditions on their roads, supplementing data from existing infrastructure and allowing transportation information from rural areas that are not served by ITS infrastructure to be integrated into the overall analysis.

●

New and Expanded Uses for Vehicle Recognition Systems – We believe that reductions in the cost of vehicle recognition products and services have significantly broadened the market for these systems. We also expect the availability of faster, higher-accuracy, lower-cost systems to dramatically increase the ability of crowded urban areas to manage traffic congestion and implement smart city programs. We currently serve many users who could not afford the cost, or adapt to the restrictions of, conventional vehicle recognition systems. These include smaller municipalities, homeowners’ associations, and organizations finding new applications such as innovative customer loyalty programs. As larger agencies implement and grow more familiar with the new systems, we have seen and responded to increased awareness among smaller agencies.

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

●

Cyber Security Risks - Rekor relies on information technology in all aspects of its business. A significant disruption or failure in the systems used in the information technology sector could result in services interruptions, safety failures, security violations, regulatory compliance failures, an inability to protect information and assets against intruders, and other operational difficulties. This could result in the loss of assets and critical information and expose the Company to remediation costs and reputational damage. Although Rekor takes reasonable steps intended to mitigate these risks, a significant disruption or cyber intrusion could lead to misappropriation of assets or data corruption and could adversely affect the Company’s results of operations, financial condition, and liquidity.

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

Components of Operating Results

Revenues

The Company derives its revenues primarily from the sale of its roadway data aggregation, traffic management, public safety and licensing offerings. These offerings include a mixture of data collection, implementation, engineering, customer support and maintenance services as well as software and hardware. Revenue is recognized upon transfer of control of promised products and services to the Company’s customers, in an amount that reflects the consideration the Company expects to receive in exchange for those products and services.

Costs of revenues, excluding depreciation and amortization

Direct costs of revenues consist primarily of the portion of technical and non-technical salaries and wages and payroll-related costs incurred in connection with revenue-generating activities. Direct costs of revenues also include production expenses, data subscriptions, sub-consultant services and other expenses that are incurred in connection with our revenue-generating activities. Direct costs of revenues exclude the portion of technical and non-technical salaries and wages related to marketing efforts, vacations, holidays, and other time not spent directly generating fees under existing contracts. Such costs are included in operating expenses. We expense direct costs of revenues when they are incurred.

Operating Expenses

Our operating expenses consist of general and administrative expenses, sales and marketing, research and development and depreciation and amortization. Personnel costs have been the most significant component of operating expenses and consist of salaries, benefits, bonuses, payroll taxes and stock-based compensation expenses.

General and Administrative

General and administrative expenses consist of personnel costs for our executive, finance, legal, human resources, and administrative departments, office leases, professional fees, insurance and related expenses.

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

Other Income (Expense)

Other income (expense) consists primarily of interest expense incurred on our debt arrangements, partially offset by interest income earned on cash and cash equivalents and notes receivable, as well as other items that may include legal settlements, legal judgements, gains or losses on the sale of fixed assets, and gains or losses on the change in fair value of our liabilities.

Income Tax Provision

Income tax provision consists primarily of income taxes in certain domestic jurisdictions in which we conduct business. We have recorded deferred tax assets for which a full valuation allowance has been provided, including net operating loss carryforwards and tax credits. We expect to maintain this full valuation allowance for the foreseeable future as it is more likely than not that some or all of those deferred tax assets will not be realized based on our history of losses.

Critical Accounting Estimates and Assumptions

A comprehensive discussion of our critical accounting estimates and assumptions is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2025.

New Accounting Pronouncements

See Note 1 to our unaudited condensed consolidated financial statements set forth in Item 1 of this quarterly report for information regarding new accounting pronouncements.

Results of Operations

Our historical operating results in dollars are presented below.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Revenue	$10,263	$9,198
Cost of revenue, excluding depreciation and amortization	4,879	4,761

Operating expenses:
General and administrative expenses	8,339	7,286
Selling and marketing expenses	915	1,757
Research and development expenses	3,486	3,977
Depreciation and amortization	1,461	1,556
Total operating expenses	14,201	14,576

Loss from operations	(8,817)	(10,139)

Other expense:
Interest expense, net	(493)	(590)
Other expense	(51)	(145)
Total other expense, net	(544)	(735)
Net loss	$(9,361)	$(10,874)

Comparison of the Three Months Ended March 31, 2026 and the Three Months Ended March 31, 2025

Total Revenue

	Three Months Ended March 31,		Change
(Dollars in thousands)	2026	2025	$	%
Revenue	$10,263	$9,198	$1,065	12%

The increase in revenue for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was driven across each of our revenue streams. Revenue attributable to our Scout product line increased by $281,000, revenue attributable to our Discover product line increased by $682,000, and revenue attributable to our Command product line increased by approximately $102,000 over the same period.

Cost of Revenue, Excluding Depreciation and Amortization

	Three Months Ended March 31,		Change
(Dollars in thousands)	2026	2025	$	%
Cost of revenue, excluding depreciation and amortization	$4,879	$4,761	$118	2%

Cost of revenue, excluding depreciation and amortization, increased by 2% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to the higher revenue in 2026.

Operating Expenses

	Three Months Ended March 31,		Change
(Dollars in thousands)	2026	2025	$	%
Operating expenses:
General and administrative expenses	$8,339	$7,286	$1,053	14%
Selling and marketing expenses	915	1,757	(842)	-48%
Research and development expenses	3,486	3,977	(491)	-12%
Depreciation and amortization	1,461	1,556	(95)	-6%
Total operating expenses	$14,201	$14,576	$(375)	-3%

General and Administrative Expenses

General and administrative expenses increased by 14% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily driven by a $455,000 increase in labor costs, driven by the absence of prior-year salary reductions and compensation arrangements, and a $531,000 increase in professional fees, primarily related to higher legal, accounting and other advisory costs.

Selling and Marketing Expenses

Selling and marketing expenses decreased by 48% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This decrease was primarily due to a reduction in payroll and related expenses of approximately $673,000 resulting from cost-containment initiatives implemented to better align operations with our strategic priorities.

Research and Development Expense

For the three months ended March 31, 2026, the 12% decrease in research and development expenses was primarily due to a reduction in payroll and related expenses of approximately $621,000 resulting from cost-containment initiatives implemented to better align operations with our strategic priorities.

Depreciation and Amortization

The decrease in depreciation and amortization during the period is attributable to a reduction in the depreciation base resulting from the impairment of property and equipment recognized in connection with the wind-down of our Tel Aviv operations during the year ended December 31, 2025.

Other Expense

	Three Months Ended March 31,		Change
(Dollars in thousands)	2026	2025	$	%
Other expense:
Interest expense, net	(493)	(590)	97	-16%
Other expense	(51)	(145)	94	-65%
Total other expense, net	$(544)	$(735)	$191	-26%

For the three months ended March 31, 2026, interest expense, net decreased by 16%, due to higher interest income from interest-bearing accounts.

Non-GAAP Measures (Unaudited)

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

The following table sets forth the components of the EBITDA and Adjusted EBITDA for the periods included (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss	$(9,361)	$(10,874)
Interest, net	493	590
Depreciation and amortization	1,461	1,556
EBITDA	(7,407)	(8,728)

Share-based compensation	922	1,370
Adjusted EBITDA	$(6,485)	$(7,358)

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

The following table sets forth the components of the Adjusted Gross Profit and Adjusted Gross Margin for the periods included:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands, except percentages)
Revenue	$10,263	$9,198
Cost of revenue, excluding depreciation and amortization	4,879	4,761
Adjusted Gross Profit	$5,384	$4,437
Adjusted Gross Margin	52.5%	48.2%

Adjusted Gross Margin for the three months ended March 31, 2026 increased compared to the three months ended March 31, 2025. The fluctuation in Adjusted Gross Margin is typically correlated to the mix of software sales versus service type work. Typically our software sales carry a higher Adjusted Gross Margin.

Key Performance Indicators

We regularly review several indicators, including the following key indicators, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

Recurring Revenue Growth

As part of the ongoing development of our selling strategy, we have been focusing on sales that employ contracts with recurring revenue. We expect these contracts to provide a more predictable stream of revenues, compared to one-time sales of hardware and software licenses which are generally more difficult to predict. Our recurring revenue provides significant visibility into our future operating results and cash flow from operations. This visibility enables us to better manage and invest in our business. The following table sets forth our recurring revenue for the periods included (dollars in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Recurring revenue	$6,559	$5,106	$1,453	28%

Recurring revenue increased by 28% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. We expect to continue to focus on long-term contracts with recurring revenue as part of our business model, which is intended to cause recurring revenue growth in future periods to continue to increase. However, procurement requirements for some of our largest customers may result in periods when there is an increase one-time sales as compared to recurring revenues, which may cause the proportion of recurring revenues generated in those periods to fluctuate. In addition, there may be an increase in one time sales as a result of initial installations related to the development of recurring revenue.

Performance Obligations

As of March 31, 2026, we had approximately $22,250,000 of contracts that were closed prior to March 31, 2026 but have a contractual period beyond March 31, 2026. These contracts generally cover a term of one to five years, in which the Company will recognize revenue ratably over the contract term. Performance obligations for large contracts gradually decrease as they approach the renewal stage and increase if and when renewed. We currently expect to recognize approximately 72% of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the following four years. On occasion, our customers will prepay the full contract or a substantial portion of the contract. Amounts related to the prepayment of the contract related to the performance obligation for a service period that is not yet met are recorded as part of our contract liabilities balance.

Lease Obligations

As of March 31, 2026, our principal leased facility was our corporate headquarters in Columbia, Maryland. We also leased office space in Plano, Texas. As described in Note 2 — Leases, we ceased operations at our previously-occupied office space in Tel Aviv, Israel during the three months ended March 31, 2026. In January 2026, we entered into an amendment to the lease for our corporate headquarters in Columbia, Maryland that revised the timing of monthly base rent payments through the remaining lease term. During the three months ended March 31, 2026, we exercised our option to terminate our lease for office space in Plano, Texas, effective December 31, 2026.

In December 2025, we initiated a plan to wind down the operations of our wholly owned subsidiary, Waycare Technologies LTD subsidiary in Tel Aviv, Israel, and consolidate all engineering functions into our U.S. facilities. Tel Aviv operations ceased on February 24, 2026. In connection with this initiative, during the three months ended March 31, 2026, we incurred employee-related separation costs of approximately $278,000, which are reflected within general and administrative expenses and research and development expenses in our unaudited condensed consolidated statements of operations.

Liquidity and Capital Resources

The following table sets forth the components of our cash flows for the periods included (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	Change
			$	%
Net cash used in operating activities	$(3,745)	$(8,079)	$4,334	54%
Net cash used in investing activities	(278)	(252)	(26)	-10%
Net cash (used in) provided by financing activities	(241)	7,311	(7,552)	-103%
Net decrease in cash, cash equivalents and restricted cash	$(4,264)	$(1,020)	$(3,244)	-318%

Net cash used in operating activities for the three months ended March 31, 2026 decreased by $4,334,000 compared to the three months ended March 31, 2025. The decrease primarily attributable to a reduction in our net loss of approximately $1,513,000, favorable working capital movements driven primarily by changes in accounts receivable and accounts payable, and lower operating cash outflows resulting from the wind-down of our Tel Aviv, Israel operations, which ceased on February 24, 2026.

Net cash used in investing activities for the three months ended March 31, 2026 increased by $26,000 compared to the three months ended March 31, 2025, primarily due to higher capital expenditures, partially offset by higher proceeds from notes receivable.

Net cash (used in) provided by financing activities for the three months ended March 31, 2026 decreased by $7,552,000 compared to the three months ended March 31, 2025. During the three months ended March 31, 2025, we received net proceeds of approximately $7,659,000 from the 2025 Sales Agreement, which was terminated in August 2025. We received no proceeds from the 2025 Sales Agreement during the three months ended March 31, 2026. Cash outflows during the three months ended March 31, 2026 included scheduled payments related to financing leases.

For the three months ended March 31, 2026 and 2025, we funded our operations primarily through cash from operating activities and the sale of equity. As of March 31, 2026, we had cash and cash equivalents and restricted cash of $12,599,000 and working capital deficit of $3,727,000, as compared to cash and cash equivalents and restricted cash of $16,863,000 and working capital of $1,640,000 as of December 31, 2025.

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

We have generated losses since our inception and have relied on cash on hand and external sources of financing to support cash flow from operations. We attribute losses to non-capital expenditures related to the scaling of existing products, development of new products and service offerings and marketing efforts associated with these products and services. As of and for the three months ended March 31, 2026, we had working capital deficit of $3,727,000 and a net loss of $9,361,000.

Our cash, cash and cash equivalents and restricted cash decreased by $4,264,000 for the three months ended March 31, 2026 primarily due to the net loss of $9,361,000, this amount was partially offset by non-cash expenses which are highlighted in our condensed consolidated statements of cash flows and favorable working capital movements.

In February 2025, we entered into an At Market Issuance Sales Agreement (the "2025 Sales Agreement") with Northland Securities, Inc. for the offer and sale of shares of our common stock having an aggregate offering price of up to $25,000,000. The 2025 Sales Agreement was terminated on August 12, 2025. We did not receive any proceeds from the 2025 Sales Agreement during the three months ended March 31, 2026, and the agreement is no longer available as a financing source. See Note 8 — Stockholders' Equity for additional information.

In January 2026, we entered into an amendment to the lease for our corporate headquarters in Columbia, Maryland that revised the timing of monthly base rent payments through the remaining lease term. The amendment defers a portion of the base rent payments otherwise due during 2026 into 2027, reducing our near-term cash payment obligations. Total contractual lease payments under the lease were not significantly changed by the amendment. During the three months ended March 31, 2026, we exercised our option to terminate our lease for office space in Plano, Texas, effective December 31, 2026. In connection with the termination, we expect to pay a termination fee of approximately $50,000 in 2026, in addition to monthly rent payments through the December 31, 2026 effective date. Refer to Note 2 — Leases for additional information.

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

As of March 31, 2026, we did not have any material commitments for capital expenditures.

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

Based on management’s review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

On or about October 23, 2023, HCW filed a complaint in New York State Supreme Court asserting a claim for breach of contract against the Company relating to purported fees owed as a result of the July Warrant Exercise Transaction. HCW sought to recover compensatory and consequential damages and certain warrants under its letter agreement with Rekor and other fees, not less than a cash fee of $825,000 and the value of warrants to purchase an aggregate of up to 481,100 shares of common stock of the company at an exercise price of $2.00 per share as well as attorneys’ fees. On February 29, 2024, HCW filed a notice of discontinuance without prejudice and advised the court that it intended to commence a new proceeding by filing a new complaint that would address the claim in this lawsuit and subsequent events. On March 4, 2024, the court discontinued this lawsuit without prejudice.

On February 29, 2024, HCW initiated the new action with the filing of complaint in New York State Supreme Court. In the new action, HCW advances the same breach of contract theory and seeks to recover the same damages as sought in the prior now-dismissed lawsuit. In addition, HCW seeks to recover an additional $2,156,000 in damages plus the value of warrants to purchase an aggregate of up to 805,000 shares of common stock at an exercise price of $3.125 per share in connection with Rekor’s February 2024 offering, which we refer to as the 2024 Public Offering. HCW alleges that Rekor breached its engagement letter with HCW by failing to give HCW notice of this offering and failing to provide HCW with the opportunity to exercise the ROFR with respect to this transaction. On May 3, 2024, Rekor answered HCW’s complaint and filed counterclaims against HCW and Armistice Capital LLC ("Armistice") relating to Rekor’s March 2023 Registered Direct Offering, Armistice’s trading activity in Rekor common stock, and Rekor’s 2024 Public Offering. After HCW and Armistice moved to dismiss Rekor’s counterclaims, Rekor filed amended counterclaims on October 1, 2024. In Q3 2025, Rekor resolved its claims with Armistice and came to a settlement agreement. The proceeds from the settlement are presented as part of other expense (income) in the condensed consolidated statement of operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Rekor now seeks to recover damages from HCW and HCW moved to dismiss the amended counterclaims. The Court granted HCW’s motion to dismiss Rekor’s counterclaims. Rekor has filed a notice of appeal of that ruling.

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

On September 30, 2025, the OALJ issued an Order in Rekor’s favor, dismissing all aspects of Claimant’s Complaint. On November 24, 2025, the Appellate Review Board ("ARB") served a Notice of Appeal Acceptance and indicated they accepted the matter for review. They subsequently set a briefing schedule for the parties. Complainant's brief was filed on January 22, 2026. The Company's response brief was filed on March 31, 2026. Complainant filed his reply brief on April 14, 2026. The matter has now been fully briefed before the ARB and the Company is awaiting findings from the ARB.  The Company does not know when the ARB will issue its finding.

The Company believes these claims are without merit. The Company intends to vigorously defend itself in this lawsuit.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors disclosed in “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2026. The risk factor set forth below should be read in conjunction with, and supplements, the risk factors disclosed in our Annual Report on Form 10-K. We encourage investors to review the risk factors and uncertainties relating to our business disclosed in that Form 10-K, as supplemented by this Form 10-Q, as well as those contained in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, above.

Our common stock may be delisted from The Nasdaq Capital Market if we are unable to regain compliance with Nasdaq’s minimum bid price requirement.

On April 27, 2026, we received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of at least $1.00 per share. The notice was based on the closing bid price of our common stock for the 30 consecutive business days from March 13, 2026 through April 24, 2026. The notice has no immediate effect on the listing or trading of our common stock, which continues to trade on The Nasdaq Capital Market under the symbol "REKR."

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until October 26, 2026, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during the compliance period, unless Nasdaq exercises its discretion to extend that period. If we choose to implement a reverse stock split to regain compliance, we must complete the split no later than ten business days prior to the expiration of the compliance period.

There can be no assurance that we will regain compliance within the initial compliance period, that we will be eligible for an additional compliance period, or that Nasdaq will grant us additional time to regain compliance. If we are unable to regain compliance, or otherwise fail to maintain compliance with Nasdaq’s continued listing standards, Nasdaq may determine to delist our common stock. Any such delisting could materially adversely affect the liquidity and market price of our common stock, impair our ability to raise additional capital on acceptable terms, reduce investor confidence, decrease analyst coverage, and have other adverse effects on our business, financial condition and results of operations.

We intend to monitor the closing bid price of our common stock and consider available options to regain compliance, which may include seeking stockholder approval to effect a reverse stock split. There can be no assurance that any action taken by us would be successful or would result in a sustained increase in the market price of our common stock. Even if we regain compliance with the minimum bid price requirement, there can be no assurance that the market price of our common stock will not again fall below $1.00 per share, which could result in our receipt of one or more additional deficiency notices and ultimately in the delisting of our common stock from The Nasdaq Capital Market.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a) Exhibits

		Incorporated by Reference				Filed/Furnished
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Rekor Systems, Inc (formerly known as Novume Solutions, Inc.) as filed with the Secretary of State of Delaware on August 21, 2017.	8-K	333-216014	3.1	8/25/17
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Rekor Systems, Inc. as filed with the Secretary of State of Delaware on April 30, 2019.	8-K	001-38338	3.1	4/30/19
3.3	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Rekor Systems, Inc. as filed with the Secretary of State of Delaware on March 18, 2020.	8-K	001-38338	3.1	3/18/20
3.4	Third Certificate of Amendment to Amended and Restated Certificate of Incorporation of Rekor Systems, Inc. as filed with the Secretary of the State of Delaware on April 22, 2024.	8-K	001-38338	3.1	4/22/24
3.5	Amended and Restated Bylaws of Rekor Systems, Inc.	8-K	001-38338	3.2	12/15/21
10.1**	Amended and Restated Employment Agreement, entered into on March 24, 2026 and effective as of March 20, 2026 by and between Rekor Systems, Inc. and Robert A. Berman.	8-K	001-38338	10.1	3/27/26
10.2**	Employment Agreement, entered into on March 24, 2026 and effective as of November 17, 2025 by and between Rekor Systems, Inc. and Joseph Nalepa.	8-K	001-38338	10.2	3/27/26
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					*
32.1	Section 1350 Certification of Chief Executive Officer.					**
32.2	Section 1350 Certification of Chief Financial Officer.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rekor Systems, Inc.

By:	/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	President and Chief Executive Officer and Chairman of the Board Principal Executive Officer
Date:	May 11, 2026

By:	/s/ Joseph Nalepa
Name:	Joseph Nalepa
Title:	Chief Financial Officer Principal Financial and Accounting Officer
Date:	May 11, 2026