Form 10-Q
period 2026-06-30
Rekor Systems, Inc.
filed 2026-08-13
CIK 1697851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, the Registrant had 137,636,495 shares of common stock, $0.0001 par value per share outstanding.

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

REKOR SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,766	$16,566
Restricted cash	275	297
Accounts receivable, net of allowance for credit losses of $580 and $519, respectively	8,157	8,770
Inventory	2,770	3,072
Note receivable, current portion	-	198
Other current assets	2,118	1,825
Total current assets	23,086	30,728
Long-term assets
Property and equipment, net	7,397	8,632
Right-of-use operating lease assets, net	4,476	4,716
Right-of-use financing lease assets, net	1,029	1,634
Goodwill	24,313	24,313
Intangible assets, net	12,650	13,250
Deposits	1,379	2,114
Total long-term assets	51,244	54,659
Total assets	$74,330	$85,387
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,980	$4,362
Series A Prime Revenue Sharing Notes, net of debt discount of $66 and $131, respectively	9,934	9,869
Series A Prime Revenue Sharing Notes - related party, net of debt discount of $33 and $66, respectively	4,967	4,934
Loan payable, current portion	80	83
Lease liability operating, short-term	2,320	2,720
Lease liability financing, short-term	528	787
Contract liabilities	5,021	4,604
Other current liabilities	1,854	1,729
Total current liabilities	29,684	29,088
Long-term Liabilities
Loan payable, long-term	68	112
Lease liability operating, long-term	8,225	10,570
Lease liability financing, long-term	423	665
Contract liabilities, long-term	1,121	1,402
Deferred tax liability	93	93
Other non-current liabilities	587	587
Total long-term liabilities	10,517	13,429
Total liabilities	40,201	42,517
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of June 30, 2026 and December 31, 2025. No preferred stock was issued or outstanding as of June 30, 2026 or December 31, 2025.	-	-
Common stock, $0.0001 par value; 137,952,934 and 136,791,826 shares issued as of June 30, 2026 and December 31, 2025, respectively; 137,636,495 and 136,477,697 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	13	13
Treasury stock, 316,439 and 314,129 shares as of June 30, 2026 and December 31, 2025, respectively	(902)	(900)
Additional paid-in capital	336,483	335,310
Accumulated deficit	(301,465)	(291,553)
Total stockholders’ equity	34,129	42,870
Total liabilities and stockholders’ equity	$74,330	$85,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$12,662	$12,359	$22,925	$21,557
Cost of revenue, excluding depreciation and amortization	5,551	6,245	10,430	11,006

Operating expenses:
General and administrative expenses	5,149	6,936	13,488	14,222
Selling and marketing expenses	686	1,700	1,601	3,457
Research and development expenses	2,435	3,652	5,921	7,629
Gain on lease remeasurement, net	(2,753)	-	(2,753)	-
Depreciation and amortization	1,372	1,561	2,833	3,117
Total operating expenses	6,889	13,849	21,090	28,425

Income (loss) from operations	222	(7,735)	(8,595)	(17,874)

Other income (expense):
Interest expense, net	(517)	(586)	(1,010)	(1,176)
Loss on remeasurement of ATD Holdback Shares	-	-	-	(120)
Other expense	(256)	(337)	(307)	(362)
Total other (expense) income, net	(773)	(923)	(1,317)	(1,658)
Net loss	$(551)	$(8,658)	$(9,912)	$(19,532)
Loss per common share	$(0.00)	$(0.07)	$(0.07)	$(0.17)
Weighted average shares outstanding
Basic and diluted	137,612,028	117,435,953	137,140,972	112,459,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts)

(Unaudited)

	Shares of Common Stock	Common Stock	Shares of Treasury Stock	Treasury Stock at Cost	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance as of April 1, 2026	137,607,546	$13	316,439	$(902)	$336,271	$(300,914)	$34,468
Stock-based compensation	-	-	-	-	212	-	212
Issuance upon exercise of stock options	-	-	-	-	-	-	-
Issuance upon vesting of restricted stock units	28,949	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(551)	(551)
Balance as of June 30, 2026	137,636,495	$13	316,439	$(902)	$336,483	$(301,465)	$34,129

Balance as of April 1, 2025	110,912,209	$11	223,747	$(804)	$305,119	$(270,967)	33,359
Stock-based compensation	-	-	-	-	723	-	723
Issuance upon exercise of stock options	5,333	-	-	-	4	-	4
Issuance upon vesting of restricted stock units	1,630,801	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(76,541)	-	76,541	(69)	-	-	(69)
Issuance of common stock pursuant to the 2025 Sales Agreement	9,766,000	1	-	-	10,039	-	10,040
Net loss	-	-	-	-	-	(8,658)	(8,658)
Balance as of June 30, 2025	122,237,802	$12	300,288	$(873)	$315,885	$(279,625)	$35,399

Balance as of January 1, 2026	136,477,697	$13	314,129	$(900)	$335,310	$(291,553)	$42,870
Stock-based compensation	-	-	-	-	1,134	-	1,134
Issuance upon exercise of stock options	50,000	-	-	-	39	-	39
Issuance upon vesting of restricted stock units	1,111,108	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(2,310)	-	2,310	(2)	-	-	(2)
Net loss	-	-	-	-	-	(9,912)	(9,912)
Balance as of June 30, 2026	137,636,495	$13	316,439	$(902)	$336,483	$(301,465)	$34,129

Balance as of January 1, 2025	104,541,073	$10	159,520	$(711)	$294,935	$(260,093)	$34,141
Stock-based compensation	-	-	-	-	2,093	-	2,093
Issuance upon exercise of stock options	5,333	-	-	-	4	-	4
Issuance upon vesting of restricted stock units	2,253,235	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(140,768)	-	140,768	(162)	-	-	(162)
ATD Holdback Shares	664,329	-	-	-	1,156	-	1,156
Issuance of common stock pursuant to the 2025 Sales Agreement	14,914,600	2	-	-	17,697	-	17,699
Net loss	-	-	-	-	-	(19,532)	(19,532)
Balance as of June 30, 2025	122,237,802	$12	300,288	$(873)	$315,885	$(279,625)	$35,399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(9,912)	$(19,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	199	103
Depreciation	1,644	1,911
Amortization of right-of-use financing lease asset	589	606
Non-cash operating lease expense	274	515
Share-based compensation	1,134	2,093
Amortization of debt discount	98	99
Amortization of intangible assets	600	600
Loss on remeasurement of ATD Holdback Shares	-	120
(Gain) loss on sale of property and equipment	(18)	13
Gain on remeasurement of operating lease liability	(2,753)	-
Loss on operating lease abandonment	117	-
Loss on financing lease abandonment	2	4
Changes in operating assets and liabilities:
Accounts receivable	414	(847)
Inventory	299	(78)
Other current assets and deposits	442	(519)
Accounts payable, accrued expenses and other current liabilities	696	(745)
Contract liabilities	136	367
Lease liability	(93)	(444)
Net cash used in operating activities	(6,132)	(15,734)
Cash Flows from Investing Activities:
Capital expenditures	(393)	(650)
Proceeds from the sale of property and equipment	2	20
Proceeds from notes receivable	198	170
Net cash used in investing activities	(193)	(460)
Cash Flows from Financing Activities:
Proceeds from 2025 Sales Agreement, net	-	17,699
Net proceeds from exercise of options	39	4
Payments related to financing leases	(487)	(468)
Repayments of loans payable	(47)	(38)
Repurchases of common stock	(2)	(162)
Repayment of STS Notes	-	(1,000)
Net cash (used in) provided by financing activities	(497)	16,035
Net decrease in cash, cash equivalents and restricted cash	(6,822)	(159)
Cash, cash equivalents and restricted cash at beginning of period	16,863	5,329
Cash, cash equivalents and restricted cash at end of period	$10,041	$5,170

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of period	$9,766	$4,830
Restricted cash and cash equivalents at end of period	275	340
Cash, cash equivalents and restricted cash at end of period	$10,041	$5,170

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

Rekor is a technology company developing trusted-data, privacy, security, and intelligence solutions for real-world transportation, public-safety, video, and sensor networks. We work to modernize public safety, urban mobility, and transportation management through cutting-edge solutions, with a focus on protecting the security and reliability of data and appropriate privacy protections. By collaborating closely with public and private sector customers, we deliver services and solutions that enable them to improve the reliability, efficiency, accountability and security of their operations. Our vision is to create safer, smarter, and more sustainable roadways and communities, improving the lives of citizens and the world around them. Our products and services collect, connect, and organize mobility data, making it more useful and accessible, while providing actionable real-time insights to enable better decision-making. This provides our customers with both enhanced real time and historical data and the tools to manage and use it efficiently, securely and responsibly. Our products and services support improved planning and provide significantly enhanced situational awareness, rapid response capabilities, risk mitigation strategies, and predictive analytics. In our efforts to safeguard privacy and ensure the reliability of data, we have developed proprietary techniques for anonymization of data and verification of video and audio records, which we believe have broad applicability to the media, insurance and other markets beyond our traditional client bases.

These unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial statements as of and for the periods ended  June 30, 2026 and 2025.

The financial data and other information disclosed in these notes are unaudited. The results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

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

The Company has generated losses and negative operating cash flows since its inception and has relied on external sources of financing to support cash flow from operations. The Company attributes losses to non-capital expenditures related to the scaling of existing products and services, development of new products and services and marketing efforts associated with these products and services. As of and for the six months ended June 30, 2026, the Company had a working capital deficit of $6,598,000 and a net loss of $9,912,000.

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

Goodwill

The excess purchase consideration over the fair value of acquired assets and assumed liabilities is recorded as goodwill. Goodwill is subject to impairment testing on an annual basis. The Company will assess goodwill for impairment annually on  October 1st of each year, or more often if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. The Company will perform a qualitative assessment, to determine its fair value which includes an evaluation of relevant events and circumstances, including macroeconomic, industry and market conditions, the Company's overall financial performance, and trends in the value of the Company's common stock. As of June 30, 2026, the Company did not identify any events that would cause it to assess goodwill for impairment.

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for accounts receivable, notes receivable and accounts payable approximate fair value as of  June 30, 2026 and December 31, 2025 due to the short-term maturity of these instruments. The carrying amounts reported for long-term debt and long-term receivables also approximate fair value as of  June 30, 2026 and December 31, 2025, based on management’s evaluation of current rates compared to market rates of interest and other relevant factors.

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

As of  June 30, 2026 and December 31, 2025, the Company had no Level 1, Level 2 or Level 3 assets or liabilities outstanding. The Company historically considered its STS Contingent Consideration and ATD Holdback Shares to be Level 3 instruments. The STS Contingent Consideration was remeasured to zero during the year ended December 31, 2025, and the ATD Holdback Shares were settled on January 2, 2025 through the issuance of 664,329 shares of the Company's common stock. There were no transfers between fair value hierarchy levels during the six months ended June 30, 2026. Refer to the Company's 2025 Annual Report on Form 10-K for additional information regarding the changes in fair value of these instruments during the year ended December 31, 2025.

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

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, performance obligations are satisfied

The following table presents a summary of revenue (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Recurring revenue	$6,733	$5,911	$13,292	$11,017
Product and service revenue	5,929	6,448	9,633	10,540
Total revenue	$12,662	$12,359	$22,925	$21,557

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

Revenue by Customer Type

The following table presents a summary of revenue by customer type (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Urban Mobility	$8,861	$8,422	$15,072	$13,951
Transportation Management	433	408	958	831
Public Safety	3,368	3,529	6,895	6,775
Total revenue	$12,662	$12,359	$22,925	$21,557

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

Where performance obligations for the remaining term of a contract with a customer are not yet satisfied or have only been partially satisfied as of a particular date, the unsatisfied portion is to be recognized as revenue in the future. As of June 30, 2026, the unsatisfied portion of the remaining performance obligation was approximately $23,709,000. The Company expects to recognize approximately 88% of this amount as revenue over the succeeding twelve months, and the remainder is expected to be recognized within the next five years thereafter.

Unbilled accounts receivable

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, unbilled accounts receivables, and contract liabilities on the unaudited condensed consolidated balance sheets. Billed and unbilled accounts receivable are presented as part of accounts receivable, net, on the unaudited condensed consolidated balance sheets. When billing occurs after services have been provided, such unbilled amounts will generally be billed and collected within 60 to 120 days, but typically no longer than over the next twelve months. Unbilled accounts receivables of $1,523,000 and $1,993,000 were included in accounts receivable, net, in the unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.

Contract liabilities

When the Company advance bills clients prior to providing services, generally such amounts will be earned and recognized in revenue within the next six months to five years, depending on the length of the period during which services are to be provided. This revenue and the corresponding decrease in liabilities are recognized on a contract-by-contract basis at the end of each reporting period and reflected on the unaudited condensed consolidated balance sheet for such period. During the six months ended June 30, 2026, $3,210,000 of the contract liabilities balance as of December 31, 2025 was recognized as revenue.

The services due for contract liabilities described above are shown below as of June 30, 2026 (dollars in thousands):

2026, remaining	$3,613
2027	1,821
2028	459
2029	185
2030	59
Thereafter	5
Total	$6,142

Cash and Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid debt instruments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents

Cash subject to contractual restrictions and not readily available for use is classified as restricted cash. The Company’s restricted cash balances are primarily made up of cash collected on behalf of certain client jurisdictions. Restricted cash for these client jurisdictions as of  June 30, 2026 and December 31, 2025 were $275,000 and $297,000, respectively, and correspond to equal amounts of related liabilities.

Concentrations of Credit Risk

The Company deposits its temporary cash investments with highly rated quality financial institutions that are located in the United States and Israel. The United States deposits are federally insured up to $250,000 per insured bank, for each account ownership category. As of June 30, 2026 and December 31, 2025, the Company had deposits totaling $10,041,000 and $16,863,000, respectively, in multiple U.S. financial institutions and one Israeli financial institution.

Customer A accounted for 11% and 13% of the unaudited condensed consolidated revenue for the three and six months ended June 30, 2026, respectively. No single customer accounted for more than 10% of the Company’s unaudited condensed consolidated revenues for the three and six months ended June 30, 2025.

As of June 30, 2026 and  December 31, 2025, Customer A accounted for 11% and 15% of the Company's unaudited condensed consolidated accounts receivable balance, respectively.

Accounts Payable and Other Current Liabilities

As of June 30, 2026 and December 31, 2025, amounts owed to board members of $100,000 and $75,000 were presented as part of accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets.

A summary of other current liabilities is as follows (in thousands):

	June 30, 2026	December 31, 2025
Payroll and payroll related expense	$1,491	$1,343
Right of offset to restricted cash	275	297
Other	88	89
Other current liabilities	$1,854	$1,729

New Accounting Pronouncements Effective in Current Period

In March 2025, the FASB issued ASU 2025-05 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which clarifies the measurement of expected credit losses for accounts receivable and contract assets arising from revenue transactions within the scope of Topic 606. The amendments require entities to measure expected credit losses for these financial assets using a methodology consistent with the current expected credit loss model while clarifying the interaction between the guidance in Topic 326 and Topic 606. The guidance in this ASU is effective for fiscal years beginning after  December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal years of adoption. The Company adopted ASU 2025-05 effective January 1, 2026 on a modified retrospective basis. The adoption did not have a material impact on the Company's unaudited condensed consolidated financial statements or related disclosures for the three and six months ended June 30, 2026.

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

In December 2025, the Company determined that the operations of its wholly owned subsidiary, Waycare Technologies LTD ("Waycare"), located in Tel Aviv, Israel, were no longer sustainable given the entity's operating cost structure. The Company initiated a plan to wind down the Tel Aviv operations and consolidate all engineering functions into its U.S. facilities. The plan was announced to employees on February 23, 2026, and Tel Aviv operations substantially ceased on February 24, 2026.

As a result of the decision, the Company identified a triggering event requiring an impairment assessment of the related long-lived assets, including the operating lease ROU asset associated with the Tel Aviv office lease. The Company determined that the undiscounted future cash flows expected from the use and eventual disposition of the operating lease ROU asset were less than its carrying amount and, accordingly, the asset was written down to its estimated fair value. The Company estimated the fair value of the operating lease ROU asset to be approximately $0, based on the expected abandonment of the asset with no material residual or sublease value (a Level 3 fair value measurement). As a result, the Company recognized an impairment charge of $2,708,000 related to the operating lease ROU asset associated with the Tel Aviv facility during the year ended December 31, 2025. This impairment charge was included in asset impairment charges in the consolidated statements of operations for the year ended December 31, 2025. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding the wind-down of operations in Tel Aviv. No impairment charges related to the Company's right-of-use assets were recognized during the six months ended June 30, 2026.

As part of the Company’s ongoing efforts to optimize operations and improve efficiency, the Company evaluated its lease portfolio and related renewal options. In connection with this review, the Company took certain actions with respect to its leased locations, including communicating with landlords where appropriate. In relation to the Tel Aviv lease, the Company notified the landlord of its intent to vacate the premises during the second quarter of 2026, which resulted in a remeasurement of the related lease liability. Because the right-of-use asset associated with the Tel Aviv office had previously been fully impaired, the reduction in the lease liability resulted in the recognition of an approximately $2,753,000 gain on lease remeasurement during the second quarter of 2026. The gain was recorded within gain on lease remeasurement, net in the unaudited condensed consolidated statements of operations. Losses associated with lease abandonments and terminations are recorded within general and administrative expenses in the unaudited condensed consolidated statements of operations.

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

During the six months ended June 30, 2026, the Company exercised its option to terminate its lease for office space in Plano, Texas, effective December 31, 2026. The Company recognized a loss on lease termination of approximately $117,000, which is included in general and administrative expenses in the unaudited condensed consolidated statements of operations. As a result of the lease termination, the Company recognized a $50,000 early termination liability, reduced its operating lease liability by approximately $77,000, and reduced the corresponding right-of-use asset by approximately $144,000.

Lease cost recognized in our unaudited condensed consolidated statements of operations is summarized as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$623	$701	$1,332	$1,411
Finance lease cost
Amortization of right-of-use assets	284	301	589	606
Interest on lease liabilities	25	41	55	89
Finance lease cost	309	342	644	695
Total lease cost	$932	$1,043	$1,976	$2,106

Other information about lease amounts recognized in our condensed consolidated financial statements is as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (years)
Operating leases	5.57	6.35
Financing leases	2.61	2.54

Weighted-average discount rate
Operating leases	13.2%	12.1%
Financing leases	9.2%	9.1%

Maturities of operating and financing lease liabilities for continuing operations on  June 30, 2026 were as follows (dollars in thousands):

	Operating Leases	Financing Leases
2026, remaining	$1,013	$329
2027	4,905	382
2028	1,974	166
2029	1,780	133
2030	1,784	40
Thereafter	3,017	19
Total lease payments	14,473	1,069
Less imputed interest	3,928	118
Maturities of lease liabilities	$10,545	$951

NOTE 3 – SUPPLEMENTAL NON-CASH DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the six months ended June 30, 2026 and 2025 were as follows (dollars in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for interest	$1,166	$1,122
Cash paid for taxes	51	93
Decrease in accounts payable and accrued expenses related to purchases of inventory	(3)	250
Decrease in deposits related to Inventory received	-	45
Abandonment of financing lease	14	31
Contract modification resulting in a measurement of an operating lease	224	1,344
Contract termination resulting in a measurement of an operating lease	144	-
Non-cash financing activities:
Settlement of ATD Holdback Shares with common stock	-	1,156
New Leases under ASC-842:
Right-of-use assets obtained in exchange for new finance lease liabilities	-	524
Right-of-use assets obtained in exchange for new operating lease liabilities	402	205

NOTE 4 – INTANGIBLE ASSETS

Intangible Assets Subject to Amortization

The following provides a breakdown of identifiable intangible assets, net as of  June 30, 2026 and  December 31, 2025 (dollars in thousands):

	June 30, 2026	December 31, 2025
Customer relationships	$15,300	$15,300
Marketing related	900	900
Total	16,200	16,200
Less: accumulated amortization	(3,550)	(2,950)
Identifiable intangible assets, net	$12,650	$13,250

These intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended June 30, 2026 and 2025 was $300,000 in each period, and for the six months ended June 30, 2026 and 2025 was $600,000 in each period, respectively, and is presented as part of depreciation and amortization in the unaudited condensed consolidated statements of operations. During the current period there have been no events that would cause the Company to evaluate its intangible assets for impairment.

As of June 30, 2026, the estimated impact from annual amortization from intangible assets for each of the next five fiscal years and thereafter is as follows (dollars in thousands):

2026, remaining	$600
2027	1,130
2028	1,060
2029	1,020
2030	1,020
Thereafter	7,820
Total	$12,650

NOTE 5 – DEBT

STS Notes

On  June 17, 2022, pursuant to the terms of the Company’s acquisition of STS, the Company issued an aggregate of $2,000,000 of notes payable in the form of two unsecured, subordinated promissory notes, each in the principal amount of $1,000,000 and bearing an interest rate of 3.0% per annum, payable quarterly. These notes matured and were fully paid on  September 30, 2024, and June 17, 2025, respectively. As of June 30, 2026, the aggregate balance of these notes payable was fully satisfied.

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

Under the terms of the Indenture, the Company is required to maintain an interest reserve related to not less than three times the next monthly interest payment. Additionally, there is a sinking fund requirement which takes effect if the three year value of eligible contracts is less than 170% of the aggregate outstanding principal amount of Series A Prime Revenue Sharing Notes. If the sinking fund requirement takes effect, the Company is required to maintain a cash balance sufficient to amortize the principal amount due on all series of Prime Revenue Sharing Notes outstanding under the Indenture in equal monthly installments by the respective due dates of each such series. The amount related to the interest reserve was $500,000 as of  June 30, 2026 and is held by a third party and is presented as part of deposits on the consolidated balance sheets. The Company is not in default of any requirements as they relate to the Series A Prime Revenue Sharing Notes and the sinking fund requirement has not been triggered as of June 30, 2026.

The Company may prepay the Series A Prime Revenue Sharing Notes at any time up until December 15, 2026 by paying a premium ranging from 103% to 106%. Repayment of the Series A Prime Revenue Sharing Notes consisting of all principal, plus any unpaid accrued interest, may also be accelerated by the note holder upon a change in control or event of default. Interest expense related to the Series A Prime Revenue Sharing Notes was $497,000 for each of the three months ended June 30, 2026 and 2025, and $994,000 for each of the six months ended June 30, 2026 and 2025.

Interest Expense

The following table presents the interest expense net of interest income related to the contractual interest and the amortization of debt issuance costs for the Company’s debt arrangements (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$536	$561	$1,075	$1,126
Amortization of debt issuance costs	49	50	98	99
Total interest expense	585	611	1,173	1,225
Less: interest income	68	25	163	49
Total interest expense, net	$517	$586	$1,010	$1,176

Schedule of Principal Amounts Due of Debt

The principal amounts due for loans and notes payable are shown below as of June 30, 2026 (dollars in thousands):

2026, remaining	$15,037
2027	86
2028	25
2029	-
Total	15,148
Less unamortized debt discount	(99)
Total notes payable	$15,049

NOTE 6 – INCOME TAXES

The Company maintains a full valuation allowance against its net deferred taxes, outside of the deferred tax liability related to the indefinite lived intangibles, through  June 30, 2026.

The Company files income tax returns in Israel, the United States and in various states. No U.S. Federal, state or foreign income tax audits were in process as of June 30, 2026.

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

For the six months ended June 30, 2026 and 2025, the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2019 through 2024 tax years remain subject to examination by the Internal Revenue Service. As of June 30, 2026 and December 31, 2025, our evaluation revealed no uncertain tax positions that would have a material impact on the unaudited condensed consolidated financial statements.

For the three and six months ended June 30, 2026 and 2025, the Company did not record any expense or benefit related to income tax.

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

Warrants

There was no activity related to the Company warrants during the period ended June 30, 2026. The table below shows the Company's outstanding warrants as of June 30, 2026:

	2023 Promissory Notes (1)	2023 Registered Direct Offering (2)	2023 Private Warrants (3)	2025 Underwriting Agreement (4)	Total
Outstanding warrants as of June 30, 2026	1,000,000	481,100	2,850,000	8,571,428	12,902,528
Weighted average strike price of outstanding warrants as of June 30, 2026	$2.00	$1.82	$3.25	$2.40	$2.54
Intrinsic value of outstanding warrants as of June 30, 2026	$-	$-	$-	$-	$-

(1)	On January 18, 2023, in connection with the 2023 Promissory Notes, the Company issued the investors warrants to purchase 6,250,000 shares of its common stock, exercisable over a period of five years, at an exercise price of $2.00 per share. Of the original 6,250,000 warrants, 3,675,000 have been exercised and 1,575,000 were cancelled. The remaining warrants were exercisable commencing January 18, 2023 and expire on January 18, 2028. The 2023 Promissory Notes were redeemed in March 2024; the warrants remain outstanding in accordance with their original terms.
(2)	On March 23, 2023, in connection with the 2023 Registered Direct Offering the Company issued warrants to the placement agent to purchase up to 481,100 shares of common stock. Each warrant for the placement agent is exercisable for one share of common stock at an exercise price of $1.8188 per share. These warrants were exercisable commencing March 27, 2023 and expire on March 27, 2028.
(3)	On July 25, 2023, in connection with the 2023 Letter Agreement, the Company issued warrants to purchase 2,850,000 shares of its common stock, exercisable over a period of five and half years, at an exercise price of $3.25 per share. These warrants were exercisable commencing July 25, 2023 and expire on January 25, 2029.
(4)	On December 16, 2025, in connection with the 2025 Underwriting Agreement, the Company issued warrants to purchase 8,571,428 shares of its common stock. The warrants have an exercise price of $2.40 per share, are immediately exercisable and have a term of seven years from the date of issuance. These warrants expire on December 16, 2032.

NOTE 9 – EQUITY INCENTIVE PLAN

In August 2017, the Company approved and adopted the 2017 Equity Award Plan (the “2017 Plan”). The 2017 Plan permits the granting of stock options, stock appreciation rights, restricted and unrestricted stock awards, phantom stock, performance awards and other stock-based awards for the purpose of attracting and retaining quality employees, directors and consultants. As of June 30, 2026, an aggregate of 15,280,949 shares of common stock were authorized for issuance under the 2017 Plan.

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

For the three and six months ended June 30, 2026 and 2025 there was no stock compensation expense related to stock options.

A summary of stock option activity under the Company’s 2017 Plan during the period ended June 30, 2026 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding balance as of January 1, 2026	423,034	$1.12	2.63	$180,000
Exercised	(50,000)	0.78
Expired	(8,833)	0.80
Outstanding and exercisable balance as of June 30, 2026	364,201	$1.18	2.45	$-

As of June 30, 2026, there was $0 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan.

Restricted Stock Units

Stock compensation expense related to Restricted Stock Units ("RSUs") for the three months ended June 30, 2026 and 2025 was $212,000 and $723,000, respectively, and for the six months ended June 30, 2026 and 2025 was $1,134,000 and $2,093,000, respectively, and is presented based on the awardees' operating department, as general administrative, selling and marketing and research and development expenses in the unaudited condensed consolidated statements of operations.

On March 20, 2026, in connection with the Company's amended and restated employment agreement with Robert A. Berman, the Company's President and Chief Executive Officer, the Company granted 1,000,000 fully vested shares of common stock to Mr. Berman, with a grant date fair value of $0.88 per share, resulting in $880,000 of stock-based compensation expense recorded during the six months ended June 30, 2026. These shares were issued to Mr. Berman in April 2026.

A summary of RSU activity under the Company’s 2017 Plan for the six months ended June 30, 2026 is as follows:

	Number of Shares	Weighted Average Unit Price	Weighted Average Remaining Contractual Term (Years)
Outstanding balance as of January 1, 2026	654,140	$1.57	1.53
Granted	3,213,833	0.87	0.98
Vested	(1,111,108)	0.97	0.05
Forfeited	(375,047)	1.33	1.48
Outstanding balance as of June 30, 2026	2,381,818	$0.95	1.40

All RSUs granted vest upon the satisfaction of a service-based vesting condition.

As of June 30, 2026, there was $1,927,000 of unrecognized stock compensation expense related to unvested RSUs granted under the 2017 Plan that will be recognized over an average remaining period of 1.40 years.

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

The Company accounts for the profits interest awards as share-based compensation arrangements under ASC 718, Compensation — Stock Compensation. Because vesting of the awards is contingent upon the occurrence of a Fundamental Transaction within six months following the grant date, the Company evaluated whether the vesting condition was probable as of June 30, 2026. As of June 30, 2026, the Company determined that the vesting condition remained not probable  and, accordingly, no additional compensation expense was recognized related to the awards during the three and six months ended June 30, 2026. The Company will continue to reassess the probability of vesting at each reporting date. If the vesting condition becomes probable, the Company will recognize compensation expense based on the grant-date fair value of the awards over the requisite service period, including any cumulative catch-up adjustment required under ASC 718.

NOTE 10 – LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Basic and diluted loss per share
Net loss	$(551)	$(8,658)	$(9,912)	$(19,532)
Weighted average common shares outstanding - basic and diluted	137,612,028	117,435,953	137,140,972	112,459,949
Basic and diluted loss per share	$(0.00)	$(0.07)	$(0.07)	$(0.17)
Potentially dilutive securities excluded due to the anti-dilutive effect	15,648,547	7,415,057	15,648,547	7,415,057

As the Company had a net loss for the three and six months ended June 30, 2026, the following 15,648,547 potentially dilutive securities were excluded from diluted loss per share: 12,902,528 for outstanding warrants, 364,201 related to outstanding options, and 2,381,818 related to outstanding RSUs.

As the Company had a net loss for the three and six months ended June 30, 2025, the following 7,415,057 potentially dilutive securities were excluded from diluted loss per share: 4,331,100 for outstanding warrants, 481,533 related to outstanding options, and 2,602,424 related to outstanding RSUs.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these unaudited condensed consolidated financial statements were issued and has determined that there are no events requiring disclosure.

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

●	the inability of our strategic plans and goals to expand our geographic markets, customer base and product and service offerings;
●	risks associated with pandemics and other global health emergencies, and their impact on U.S. and international markets and economies; and
●	Other significant risks, uncertainties and other considerations discussed in this report.

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

General

Overview

Rekor is a technology company developing trusted-data, privacy, security, and intelligence solutions for real-world transportation, public-safety, video, and sensor networks. We work to modernize public safety, urban mobility, and transportation management through cutting-edge solutions , with a focus on protecting the security and reliability of data and appropriate privacy protections. By collaborating closely with public and private sector customers, we deliver services and solutions that enable them to improve the reliability, efficiency, accountability and security of their operations.

Our vision is to create safer, smarter, and more sustainable roadways and communities, improving the lives of citizens and the world around them. To implement this vision, we have developed a suite of interconnected AI-driven hardware and purpose-built software platforms. Powered by vast and diverse multi-modal datasets and proprietary AI technologies, these solutions deliver advanced roadway intelligence, enabling clients to more effectively monitor, manage, and optimize the movement of vehicles, traffic, and activities in and around roadways and communities with precision and sensitivity to privacy and environmental concerns. Our products and services collect, connect, and organize mobility data, making it more useful, and accessible, while providing actionable real-time insights to enable better decision-making. This provides our customers with both enhanced real time and historical data and the tools to manage and use it efficiently, securely and responsibly. Our products and services support improved planning and provide significantly enhanced situational awareness, rapid response capabilities, risk mitigation strategies, and predictive analytics.

We are also focused on developing privacy and evidence architecture for responsible vehicle recognition. This approach is designed to protect non-relevant information by default, apply purpose-based retention, provide auditable access controls, and verify the integrity of video evidence, while preserving authorized public-safety and transportation uses. In our efforts to safeguard privacy and ensure the reliability of data, we have developed proprietary techniques for anonymization of data and verification of video and audio records, which we believe have broad applicability to the media, insurance and other markets beyond our traditional client bases.

Our operations are conducted primarily by our wholly-owned subsidiaries, Rekor Recognition Systems, Inc. (“Rekor Recognition”), Waycare Technologies, Ltd. and Waycare Technologies, Inc. (combined “Waycare”), Southern Traffic Services, Inc. (“STS”), and All Traffic Data Services, LLC (“ATD”). We also have a separate subsidiary, Rekor Labs LLC ("Rekor Labs"), which develops media-authentication and data-security technologies, including Go-Secure.Video, a technology designed to authenticate video at the point of capture and support later verification of whether the video has been altered. Although developed in response to public-safety requirements, we believe this technology has broader applicability.

A New Operating System for U.S. Roadways

Over the past decade, the United States of America has begun to implement a critical turning point in the evolution of its transportation and roadway infrastructure. After many years of reliance on analog technologies and manual methodologies that have resulted in rising costs, and have involved inefficiencies and safety hazards that are now preventable, Federal, state and local transportation agencies are now looking to exploit innovations like sensor technology, Internet of Things (“IoT”), AI, cloud computing and autonomous vehicles. These technologies are advancing rapidly and can address fundamental challenges such as poor roadway quality, traffic congestion, and driver safety.

Since 2018, Rekor has worked to deserve a place at the forefront of this wave of transformation and modernization actively designing, building, and deploying AI solutions and other advanced complementary technologies through public-private collaborations with departments of transportation (“DOTs”), public safety agencies, and private sector partners. Rekor is committed to helping lay the foundation of a groundbreaking new digital infrastructure operating system for roadways—and has already delivered proven value across multiple domains:

●	Enhanced Roadway Safety: Real-time AI monitoring systems detect hazards and reduce roadway fatalities.
●	Optimized Traffic Flow: Intelligent analytics alleviate congestion, improve commute times, and boost productivity.
●	Cost Savings & Efficiency: AI automation streamlines operations, maximizing resource allocation for agencies.
●	Improved Data Accuracy & Insights: Precise, real-time traffic data drives smarter decision-making and better resource planning.
●	Border & Freight Management: AI-driven vehicle identification enhances security while minimizing bottlenecks.
●	Uninsured Driver Reduction: Automated enforcement ensures compliance, improving public safety and reducing costs for all.

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

Our mission extends beyond connectivity—we are working toward building a dynamic, AI-driven network to modernize traffic management, public safety, and emergency services. By applying a digital layer to existing physical infrastructure and roadways, Rekor is creating a next-generation digital operating system for roadways, delivering real-time intelligence that powers economic growth, operational excellence, and improved quality of life for communities. While doing so, Rekor has been mindful of the challenges to personal privacy and the risks of malicious security breaches, developing proprietary processes for anonymizing data and ensuring its security and responsible transmission and use.

Roadway Intelligence Powered by Rekor

Rekor has been continuously working on better ways to transform transportation and mobility data into actionable insights. Powered by advanced AI and fueled by diverse data sources, Rekor delivers historical and real-time, as well as predictive alerts that can be used to enhance mobility, safety, and operational efficiency across public and private sectors. Our platforms aggregate and analyze trillions of data points from roadway sensors and other IoT devices, enabling customers to make proactive, informed decisions and optimize resources, and enabling us to deliver tailored solutions for government and commercial customers in public safety, urban mobility, and transportation management.

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

●

AI for Infrastructure – We believe that the application of AI to the analysis of conditions on roadways and other transportation infrastructure can significantly improve the safety and efficiency of travel in the future. As vehicles move towards full automation, there is a need for real-time data and actionable insights around traffic flow, identification of anomalous and unsafe movements – e.g. wrong way vehicles, stopped vehicles, or/and pedestrians on the roadway. Marketers and drive-thru retailers with loyalty programs can also benefit from rapid, lower cost identification of existing and potential customers in streamlining and accelerating local vehicular flow as well as data about the vehicles on the roadway.

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

●

New and Expanded Uses for Vehicle Recognition Systems – We believe that reductions in the cost of vehicle recognition products and services have significantly broadened the market for these systems. We also expect the availability of faster, higher-accuracy, lower-cost systems to dramatically increase the ability of crowded urban areas to manage traffic congestion and implement smart city programs. We currently serve many users who could not afford the cost, or adapt to the restrictions of, conventional vehicle recognition systems. As larger agencies implement the new systems, we have seen and responded to increased familiarity and awareness among smaller agencies.

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

●	Increasing Concerns Regarding Personal Privacy and Authenticity of Data. Rekor has conscientiously developed its products and services with sensitivity to concerns about privacy and security, incurring higher costs to develop proprietary methods and process to support responsible security and privacy protections. These have included processes that allow vehicle data to be anonymized, aggregated and used responsibly and video and audio content to be verified as original from the point of capture as well as identify content that has been altered. Serious concerns about these issues have increasingly been recognized. We believe the processes we have developed can play a role in addressing these issues and will continue to pursue their adoption.
●

Expansion of Automated Enforcement of Motor Vehicle Laws – We expect contactless compliance programs to be expanded as the types of vehicle related violations authorized for automated enforcement increase and experience provides localities with a better understanding of the circumstances where it is and is not beneficial. We believe that future legislation will increasingly allow for automated enforcement of weight requirements for trucks and regulations such as motor vehicle insurance and registration requirements. Communities are currently searching for better means of achieving compliance with minor vehicle offenses, such as lapsed registrations, and safety issues such as motorists who fail to stop for school buses or incursions into restricted lanes. For example, due to high rates of fatalities and injuries to law enforcement and other emergency response crews on roadsides, several states have considered authorizing automated enforcement of violations where motorists fail to slow down and/or move over for emergency responders and law enforcement vehicles at the side of the road. To the extent that legislative implementation is required, a deliberative and necessarily time-consuming process is involved. However, as states expand auto-enforcement, the market for these products and services should broaden in the public safety market.

●

Graphic Processing Unit (“GPU”) Improvements – The roadway intelligence market has benefited from more powerful and affordable GPU hardware that has recently been developed. These GPUs are more efficient for image processing because their highly parallel structure makes them more efficient than general-purpose central processing units (“CPUs”) for algorithms that process large blocks of data, such as those produced by video streams. GPUs also provide superior memory bandwidth and efficiencies as compared to their CPU counterparts. The most recent versions of our software have been designed to use the increased GPU speeds to accelerate image recognition. The GPU market is predicted to grow as a result of a surge in the adoption of the Internet of Things (“IoT”) by the industrial and automotive sectors. If GPU manufacturers are able to increase production volume, we hope to benefit from the reduced cost to manufacture the hardware included in our products or available to others using our services.

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

●

Inability to Achieve Profitability - Rekor has not yet achieved sustained profitability and continues to incur losses, notwithstanding the decreases in its operating expenses during the first half of 2026 resulting from its cost-containment initiatives. As a result, if the Company is unable to generate additional revenue or achieve planned efficiencies in operations, or if its revenue declines significantly, Rekor may not be able to achieve profitability in the future, which would materially and adversely affect the Company’s business.

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

Results of Operations

Our historical operating results in dollars are presented below.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Revenue	$12,662	$12,359	$22,925	$21,557
Cost of revenue, excluding depreciation and amortization	5,551	6,245	10,430	11,006

Operating expenses:
General and administrative expenses	5,149	6,936	13,488	14,222
Selling and marketing expenses	686	1,700	1,601	3,457
Research and development expenses	2,435	3,652	5,921	7,629
Gain on lease remeasurement, net	(2,753)	-	(2,753)	-
Depreciation and amortization	1,372	1,561	2,833	3,117
Total operating expenses	6,889	13,849	21,090	28,425

Income (loss) from operations	222	(7,735)	(8,595)	(17,874)

Other income (expense):
Interest expense, net	(517)	(586)	(1,010)	(1,176)
Gain (loss) on remeasurement of ATD Holdback Shares	-	-	-	(120)
Other expense	(256)	(337)	(307)	(362)
Total other (expense) income, net	(773)	(923)	(1,317)	(1,658)
Net loss	$(551)	$(8,658)	$(9,912)	$(19,532)

Comparison of the Three and Six Months Ended June 30, 2026 and the Three and Six Months Ended June 30, 2025

Total Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Revenue	$12,662	$12,359	$303	2%	$22,925	$21,557	$1,368	6%

The increase in revenue for the three and six months ended June 30, 2026, compared with the corresponding periods in 2025, reflected growth across our revenue streams, led by our Discover product line. Growth was supported by continued expansion within our existing customer base, including increased deployments and adoption of recurring services, which contributed to the growth in our recurring revenue base.

Cost of Revenue, Excluding Depreciation and Amortization

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Cost of revenue, excluding depreciation and amortization	$5,551	$6,245	$(694)	-11%	$10,430	$11,006	$(576)	-5%

Cost of revenue, excluding depreciation and amortization, decreased for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, primarily due to a favorable revenue mix of software versus hardware, which resulted in higher margins from increased software license sales.

Operating Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Operating expenses:
General and administrative expenses	$5,149	$6,936	$(1,787)	-26%	$13,488	$14,222	$(734)	-5%
Selling and marketing expenses	686	1,700	(1,014)	-60%	1,601	3,457	(1,856)	-54%
Research and development expenses	2,435	3,652	(1,217)	-33%	5,921	7,629	(1,708)	-22%
Gain on lease remeasurement, net	(2,753)	-	(2,753)	-100%	(2,753)	-	(2,753)	-100%
Depreciation and amortization	1,372	1,561	(189)	-12%	2,833	3,117	(284)	-9%
Total operating expenses	$6,889	$13,849	$(6,960)	-50%	$21,090	$28,425	$(7,335)	-26%

General and Administrative Expenses

General and administrative expenses decreased by 26% and 5% for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, respectively. The decrease was primarily driven by reductions in payroll and related expenses of $903,000 and $448,000, respectively, as a result of cost-containment initiatives implemented to better align with our strategic priorities.

Selling and Marketing Expenses

Selling and marketing expenses decreased by 60% and 54% for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, respectively. The decrease was primarily due to a reduction in payroll and related expenses of approximately $872,000 and $1,544,000, respectively, resulting from cost-containment initiatives implemented to better align operations with our strategic priorities.

Research and Development Expense

Research and development expenses decreased by 33% and 22% for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, respectively. The decrease was primarily driven by reductions in payroll and related expenses of $1,451,000 and $2,072,000, respectively, as a result of cost-containment initiatives implemented to better align with our strategic priorities.

Gain on Lease Remeasurement, Net

In the second quarter of 2026 the Company remeasured its lease in Tel Aviv. Because the associated right-of-use asset had previously been fully impaired, the reduction in the lease liability resulted in the recognition of an approximately $2,753,000 gain on lease remeasurement during the second quarter of 2026.

Depreciation and Amortization

The decrease in depreciation and amortization during the period is attributable to a reduction in the depreciation base resulting from the impairment of property and equipment recognized during the year ended December 31, 2025 .

Other Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Other income (expense):
Interest expense, net	$(517)	$(586)	$69	12%	$(1,010)	$(1,176)	$166	14%
Gain (loss) on remeasurement of ATD Holdback Shares	-	-	-	-	-	(120)	120	100%
Other expense	(256)	(337)	81	24%	(307)	(362)	55	15%
Total other (expense) income, net	$(773)	$(923)	$150	16%	$(1,317)	$(1,658)	$341	21%

For the three and six months ended June 30, 2026, interest expense, net decreased by 12% and 14%, compared to the three and six months ended June 30, 2025, respectively, due to higher interest income from interest-bearing accounts.

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

The following table sets forth the components of the EBITDA and Adjusted EBITDA for the periods included (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(551)	$(8,658)	$(9,912)	$(19,532)
Interest, net	517	586	1,010	1,176
Depreciation and amortization	1,372	1,561	2,833	3,117
EBITDA	1,338	(6,511)	(6,069)	(15,239)

Share-based compensation	212	723	1,134	2,093
Gain on lease remeasurement, net	(2,753)	-	(2,753)	-
Adjusted EBITDA	$(1,203)	$(5,788)	$(7,688)	$(13,146)

Adjusted Gross Profit and Adjusted Gross Margin

Adjusted Gross Profit is a non-GAAP financial measure that we define as revenue less cost of revenue, excluding depreciation and amortization. We define Adjusted Gross Margin as our Adjusted Gross Profit divided by our revenue. We expect Adjusted Gross Margin to continue to improve over time to the extent that we can gain efficiencies through the adoption of our technology and successfully cross-sell and upsell our current and future offerings. However, our ability to improve Adjusted Gross Margin over time is not guaranteed and could be impacted by the factors affecting our performance. We believe Adjusted Gross Profit and Adjusted Gross Margin are useful to investors, as they eliminate the impact of certain non-cash expenses and allow a direct comparison of these measures between periods without the impact of non-cash expenses.

The following table sets forth the components of the Adjusted Gross Profit and Adjusted Gross Margin for the periods included:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands, except percentages)		(Dollars in thousands, except percentages)
Revenue	$12,662	$12,359	$22,925	$21,557
Cost of revenue, excluding depreciation and amortization	5,551	6,245	10,430	11,006
Adjusted Gross Profit	$7,111	$6,114	$12,495	$10,551
Adjusted Gross Margin	56.2%	49.5%	54.5%	48.9%

Adjusted Gross Margin for the three and six months ended June 30, 2026 increased compared to the three and six months ended June 30, 2025. The fluctuation in Adjusted Gross Margin is typically correlated to the mix of software sales versus service type work. Typically our software sales carry a higher Adjusted Gross Margin.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Recurring revenue	$6,733	$5,911	$822	14%	$13,292	$11,017	$2,275	21%

Recurring revenue increased by 14% and 21% for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, respectively. We expect to continue to focus on long-term contracts with recurring revenue as part of our business model, which is intended to cause recurring revenue growth in future periods to continue to increase. However, procurement requirements for some of our largest customers may result in periods when there is an increase one-time sales as compared to recurring revenues, which may cause the proportion of recurring revenues generated in those periods to fluctuate. In addition, there may be an increase in one-time sales as a result of initial installations related to the development of recurring revenue.

Performance Obligations

As of June 30, 2026, we had approximately $23,709,000 of contracts that were closed prior to June 30, 2026 but have a contractual period beyond June 30, 2026. These contracts generally cover a term of one to five years, in which the Company will recognize revenue ratably over the contract term. Performance obligations for large contracts gradually decrease as they approach the renewal stage and increase if and when renewed. We currently expect to recognize approximately 88% of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the following four years. On occasion, our customers will prepay the full contract or a substantial portion of the contract. Amounts related to the prepayment of the contract related to the performance obligation for a service period that is not yet met are recorded as part of our contract liabilities balance.

Lease Obligations

As of June 30, 2026, our principal leased facility was our corporate headquarters in Columbia, Maryland. We also leased office space in Plano, Texas. As described in Note 2 — Leases, we ceased operations at our previously-occupied office space in Tel Aviv, Israel during the six months ended June 30, 2026. In January 2026, we entered into an amendment to the lease for our corporate headquarters in Columbia, Maryland that revised the timing of monthly base rent payments through the remaining lease term. During the six months ended June 30, 2026, we exercised our option to terminate our lease for office space in Plano, Texas, effective December 31, 2026.

In December 2025, we initiated a plan to wind down the operations of our wholly owned subsidiary, Waycare Technologies LTD subsidiary in Tel Aviv, Israel, and consolidate all engineering functions into our U.S. facilities. Tel Aviv operations substantially ceased on February 24, 2026. In connection with this initiative, during the six months ended June 30, 2026, we incurred employee-related separation costs of approximately $278,000, which are reflected within general and administrative expenses and research and development expenses in our unaudited condensed consolidated statements of operations. Additionally, during the three months ended June 30, 2026, we notified the landlord of our intent to vacate the Tel Aviv premises, which resulted in a remeasurement of the related operating lease liability. Because the right-of-use asset associated with the Tel Aviv office had previously been fully impaired, this remeasurement resulted in a gain of approximately $2,753,000, which is reflected within gain on lease remeasurement, net in our unaudited condensed consolidated statements of operations.

Liquidity and Capital Resources

The following table sets forth the components of our cash flows for the periods included (dollars in thousands):

	Six Months Ended June 30,
	2026	2025	Change
			$	%
Net cash used in operating activities	$(6,132)	$(15,734)	$9,602	61%
Net cash used in investing activities	(193)	(460)	267	58%
Net cash (used in) provided by financing activities	(497)	16,035	(16,532)	-103%
Net decrease in cash, cash equivalents and restricted cash	$(6,822)	$(159)	$(6,663)	-4191%

Net cash used in operating activities for the six months ended June 30, 2026 decreased by $9,602,000 compared to the six months ended June 30, 2025. The decrease was primarily attributable to a reduction in our net loss of approximately $9,620,000 resulting from the realignment of the business operations.

Net cash used in investing activities for the six months ended June 30, 2026 decreased by $267,000 compared to the six months ended June 30, 2025, primarily due to lower capital expenditures.

Net cash (used in) provided by financing activities for the six months ended June 30, 2026 decreased by $16,532,000 compared to the six months ended June 30, 2025. During the six months ended June 30, 2025, we received net proceeds of approximately $17,699,000 from the 2025 Sales Agreement, which was terminated in August 2025. We received no proceeds from the 2025 Sales Agreement during the six months ended June 30, 2026. Cash outflows during the six months ended June 30, 2026 included scheduled payments related to financing leases.

For the three and six months ended June 30, 2026 and 2025, we funded our operations primarily through cash from operating activities and the sale of equity. As of June 30, 2026, we had cash and cash equivalents and restricted cash of $10,041,000 and working capital deficit of $6,598,000, as compared to cash and cash equivalents and restricted cash of $16,863,000 and working capital of $1,640,000 as of December 31, 2025.

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

We have generated losses since our inception and have relied on cash on hand and external sources of financing to support cash flow from operations. We attribute losses to non-capital expenditures related to the scaling of existing products, development of new products and service offerings and marketing efforts associated with these products and services. As of and for the six months ended June 30, 2026, we had working capital deficit of $6,598,000 and a net loss of $9,912,000.

Our cash and cash equivalents and restricted cash decreased by $6,822,000 for the six months ended June 30, 2026 primarily due to the net loss of $9,912,000, this amount was partially offset by non-cash expenses which are highlighted in our unaudited condensed consolidated statements of cash flows and favorable working capital movements.

In February 2025, we entered into an At Market Issuance Sales Agreement (the "2025 Sales Agreement") with Northland Securities, Inc. for the offer and sale of shares of our common stock having an aggregate offering price of up to $25,000,000. The 2025 Sales Agreement was terminated on August 12, 2025. We did not receive any proceeds from the 2025 Sales Agreement during the six months ended June 30, 2026, and the agreement is no longer available as a financing source. See Note 8 — Stockholders' Equity for additional information.

In January 2026, we entered into an amendment to the lease for our corporate headquarters in Columbia, Maryland that revised the timing of monthly base rent payments through the remaining lease term. The amendment defers a portion of the base rent payments otherwise due during 2026 into 2027, reducing our near-term cash payment obligations. Total contractual lease payments under the lease were not significantly changed by the amendment. During the six months ended June 30, 2026, we exercised our option to terminate our lease for office space in Plano, Texas, effective December 31, 2026. In connection with the termination, we expect to pay a termination fee of approximately $50,000 in 2026, in addition to monthly rent payments through the December 31, 2026 effective date. Refer to Note 2 — Leases for additional information.

As of June 30, 2026, we had $15.0 million aggregate principal amount of Series A Prime Revenue Sharing Notes outstanding, all of which, together with accrued and unpaid interest, matures on December 15, 2026. We are evaluating refinancing alternatives with respect to the Series A Prime Revenue Sharing Notes. Based on our current liquidity and expected operating requirements, we expect that satisfaction of the Series A Prime Revenue Sharing Notes at maturity will require refinancing, restructuring or other additional sources of capital, and there can be no assurance that we will be able to refinance, restructure or otherwise satisfy the notes on acceptable terms, or at all. See Note 5 — Debt.

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

As of June 30, 2026, we did not have any material commitments for capital expenditures.

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

Based on management’s review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

In July 2023, the Company entered into an agreement with one of its warrant holders in connection with the exercise of warrants, which the Company refers to as the July Warrant Exercise Transaction. Subsequent to the July Warrant Exercise Transaction, the Company received a letter from HCW claiming entitlement to certain “tail” fees and warrant consideration stemming from July Warrant Exercise Transaction. The Company believed then, and believes now, that this claim is without merit. As a result of this claim and for other reasons articulated to HCW, the Company terminated its engagement letter with HCW, including for cause, which, the Company believes, eliminated both the “tail” provision and the ROFR provision with respect to the engagement letter.

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

We intend to monitor the closing bid price of our common stock and consider available options to regain compliance, which may include seeking stockholder approval to effect a reverse stock split. Our 2026 Annual Meeting of Stockholders, convened on May 15, 2026, was adjourned for lack of a quorum and is scheduled to reconvene on September 11, 2026. Any reverse stock split would require stockholder approval, and there can be no assurance that we will be able to obtain a quorum or the requisite stockholder approval in time to complete a reverse stock split within the compliance period. There can be no assurance that any action taken by us would be successful or would result in a sustained increase in the market price of our common stock. Even if we regain compliance with the minimum bid price requirement, there can be no assurance that the market price of our common stock will not again fall below $1.00 per share, which could result in our receipt of one or more additional deficiency notices and ultimately in the delisting of our common stock from The Nasdaq Capital Market.

We may be unable to refinance or repay our Series A Prime Revenue Sharing Notes at their maturity on December 15, 2026.

As of June 30, 2026, $15.0 million aggregate principal amount of our Series A Prime Revenue Sharing Notes was outstanding, all of which is due and payable on December 15, 2026. As of June 30, 2026, we had cash and cash equivalents of $9.8 million, and, as discussed under “Liquidity and Capital Resources,” our existing cash is insufficient to fund our current level of operations. We are evaluating refinancing alternatives with respect to the notes. There can be no assurance that we will be able to refinance, restructure or repay the notes on acceptable terms, or at all. Any refinancing may be on terms less favorable to us, may increase our financing costs, may impose additional restrictions on our business, or may involve the issuance of equity or equity-linked securities that dilute existing stockholders. If we are unable to refinance or otherwise satisfy the notes at maturity, our liquidity, financial condition and ability to continue as a going concern would be materially adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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

Rekor Systems, Inc.

By:	/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	President and Chief Executive Officer and Chairman of the Board Principal Executive Officer
Date:	August 13, 2026

By:	/s/ Joseph Nalepa
Name:	Joseph Nalepa
Title:	Chief Financial Officer Principal Financial and Accounting Officer
Date:	August 13, 2026