Form 10-Q
period 2026-09-30
Rekor Systems, Inc.
filed 2026-11-12
CIK 1697851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 10, 2026, the Registrant had 137,715,291 shares of common stock, $0.0001 par value per share outstanding.

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

REKOR SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,088	$16,566
Restricted cash	259	297
Accounts receivable, net of allowance for credit losses of $604 and $519, respectively	6,675	8,770
Inventory	2,326	3,072
Note receivable, current portion	-	198
Other current assets	1,930	1,825
Total current assets	16,278	30,728
Long-term assets
Property and equipment, net	4,666	8,632
Right-of-use operating lease assets, net	805	4,716
Right-of-use financing lease assets, net	831	1,634
Goodwill	24,313	24,313
Intangible assets, net	12,350	13,250
Deposits	1,248	2,114
Total long-term assets	44,213	54,659
Total assets	$60,491	$85,387
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$4,855	$4,362
Series A Prime Revenue Sharing Notes, net of debt discount of $33 and $131, respectively	9,967	9,869
Series A Prime Revenue Sharing Notes - related party, net of debt discount of $16 and $66, respectively	4,984	4,934
Loan payable, current portion	81	83
Lease liability operating, short-term	435	2,720
Lease liability financing, short-term	424	787
Contract liabilities	3,959	4,604
Other current liabilities	1,783	1,729
Total current liabilities	26,488	29,088
Long-term Liabilities
Loan payable, long-term	48	112
Lease liability operating, long-term	399	10,570
Lease liability financing, long-term	362	665
Contract liabilities, long-term	889	1,402
Deferred tax liability	93	93
Other non-current liabilities	587	587
Total long-term liabilities	2,378	13,429
Total liabilities	28,866	42,517
Commitments and contingencies (Note 7)
Stockholders' equity
Preferred stock, $0.0001 par value, 2,000,000 authorized, 505,000 shares designated as Series A and 240,861 shares designated as Series B as of September 30, 2026 and December 31, 2025. No preferred stock was issued or outstanding as of September 30, 2026 or December 31, 2025.	-	-
Common stock, $0.0001 par value; 300,000,000 shares authorized; 138,032,299 and 136,791,826 shares issued as of September 30, 2026 and December 31, 2025, respectively; 137,715,291 and 136,477,697 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	13	13
Treasury stock, 317,008 and 314,129 shares as of September 30, 2026 and December 31, 2025, respectively	(902)	(900)
Additional paid-in capital	336,836	335,310
Accumulated deficit	(304,322)	(291,553)
Total stockholders’ equity	31,625	42,870
Total liabilities and stockholders’ equity	$60,491	$85,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$10,904	$14,194	$33,830	$35,751
Cost of revenue, excluding depreciation and amortization	5,646	5,195	16,093	16,200

Operating expenses:
General and administrative expenses	5,542	6,299	19,015	20,519
Selling and marketing expenses	590	1,465	2,191	4,923
Research and development expenses	2,088	3,660	8,009	11,289
Loss on write-off of property and equipment	2,170	-	2,170	-
Gain on lease remeasurement, net	(3,920)	-	(6,673)	-
Depreciation and amortization	1,122	1,545	3,955	4,662
Total operating expenses	7,592	12,969	28,667	41,393

Loss from operations	(2,334)	(3,970)	(10,930)	(21,842)

Other income (expense):
Interest expense, net	(525)	(568)	(1,534)	(1,744)
Loss on remeasurement of ATD Holdback Shares	-	-	-	(120)
Other income (expense), net	2	389	(305)	25
Total other (expense) income, net	(523)	(179)	(1,839)	(1,839)
Net loss	$(2,857)	$(4,149)	$(12,769)	$(23,681)
Loss per common share	$(0.02)	$(0.03)	$(0.09)	$(0.20)
Weighted average shares outstanding
Basic and diluted	137,656,085	125,639,665	137,315,129	116,906,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands, except share amounts)

(Unaudited)

	Shares of Common Stock	Common Stock	Shares of Treasury Stock	Treasury Stock at Cost	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance as of July 1, 2026	137,636,495	$13	316,439	$(902)	$336,483	$(301,465)	$34,129
Stock-based compensation	-	-	-	-	353	-	353
Issuance upon vesting of restricted stock units	79,365	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(569)	-	569	-	-	-	-
Net loss	-	-	-	-	-	(2,857)	(2,857)
Balance as of September 30, 2026	137,715,291	$13	317,008	$(902)	$336,836	$(304,322)	$31,625

Balance as of July 1, 2025	122,237,802	$12	300,288	$(873)	$315,885	$(279,625)	$35,399
Stock-based compensation	-	-	-	-	577	-	577
Issuance upon exercise of stock options	10,000	-	-	-	6	-	6
Issuance upon vesting of restricted stock units	467,763	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(569)	-	569	-	-	-	-
Issuance of common stock pursuant to the 2025 Sales Agreement, net	3,974,232	-	-	-	4,651	-	4,651
Net loss	-	-	-	-	-	(4,149)	(4,149)
Balance as of September 30, 2025	126,689,228	$12	300,857	$(873)	$321,119	$(283,774)	$36,484

Balance as of January 1, 2026	136,477,697	$13	314,129	$(900)	$335,310	$(291,553)	$42,870
Stock-based compensation	-	-	-	-	1,487	-	1,487
Issuance upon exercise of stock options	50,000	-	-	-	39	-	39
Issuance upon vesting of restricted stock units	1,190,473	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(2,879)	-	2,879	(2)	-	-	(2)
Net loss	-	-	-	-	-	(12,769)	(12,769)
Balance as of September 30, 2026	137,715,291	$13	317,008	$(902)	$336,836	$(304,322)	$31,625

Balance as of January 1, 2025	104,541,073	$10	159,520	$(711)	$294,935	$(260,093)	$34,141
Stock-based compensation	-	-	-	-	2,670	-	2,670
Issuance upon exercise of stock options	15,333	-	-	-	10	-	10
Issuance upon vesting of restricted stock units	2,720,998	-	-	-	-	-	-
Shares withheld upon vesting of restricted stock units	(141,337)	-	141,337	(162)	-	-	(162)
ATD Holdback Shares	664,329	-	-	-	1,156	-	1,156
Issuance of common stock pursuant to the 2025 Sales Agreement, net	18,888,832	2	-	-	22,348	-	22,350
Net loss	-	-	-	-	-	(23,681)	(23,681)
Balance as of September 30, 2025	126,689,228	$12	300,857	$(873)	$321,119	$(283,774)	$36,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(12,769)	$(23,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	237	147
Depreciation	2,273	2,848
Amortization of right-of-use financing lease asset	782	914
Non-cash operating lease expense	402	749
Share-based compensation	1,487	2,670
Amortization of debt discount	148	148
Amortization of intangible assets	900	900
Loss on remeasurement of ATD Holdback Shares	-	120
Loss due to the remeasurement of the STS Earnout and Contingent Consideration, net	-	100
Loss (gain) on sale of property and equipment	15	(11)
Loss on write-off of property and equipment	2,170	-
Gain on lease remeasurement, net	(6,673)	-
Loss on operating lease abandonment	117	-
Loss on financing lease abandonment	3	4
Changes in operating assets and liabilities:
Accounts receivable	1,858	(5,235)
Inventory	724	453
Other current assets and deposits	761	174
Accounts payable, accrued expenses and other current liabilities	934	(1,266)
Contract liabilities	(1,158)	856
Lease liability	(2,773)	(472)
Net cash used in operating activities	(10,562)	(20,582)
Cash Flows from Investing Activities:
Capital expenditures	(498)	(2,067)
Proceeds from the sale of property and equipment	23	86
Proceeds from notes receivable	198	227
Net cash used in investing activities	(277)	(1,754)
Cash Flows from Financing Activities:
Proceeds from 2025 Sales Agreement, net	-	22,350
Net proceeds from exercise of options	39	10
Payments related to financing leases	(648)	(722)
Repayments of loans payable	(66)	(58)
Repurchases of common stock	(2)	(162)
Repayment of STS Notes	-	(1,000)
Net cash (used in) provided by financing activities	(677)	20,418
Net decrease in cash, cash equivalents and restricted cash	(11,516)	(1,918)
Cash, cash equivalents and restricted cash at beginning of period	16,863	5,329
Cash, cash equivalents and restricted cash at end of period	$5,347	$3,411

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents at end of period	$5,088	$3,158
Restricted cash and cash equivalents at end of period	259	253
Cash, cash equivalents and restricted cash at end of period	$5,347	$3,411

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REKOR SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL, BASIS OF PRESENTATION, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Rekor Systems, Inc. (“Rekor”) was formed in  February 2017. The consolidated financial statements include the accounts of Rekor, the parent company, and its wholly-owned subsidiaries Rekor Recognition Systems, Inc., Waycare Technologies Inc. and Waycare Technologies Ltd. (collectively, “Waycare”), Southern Traffic Services, Inc. (“STS”), All Traffic Data Services, LLC (“ATD”) and Rekor Labs, LLC (collectively, the “Company”).

Rekor is a technology company developing trusted-data, privacy, security, and intelligence solutions for real-world transportation, public-safety, video, and sensor networks. We work to modernize public safety, urban mobility, and transportation management through the development, implementation and application of digital technologies, with a focus on ensuring the security and reliability of data and appropriate privacy protections. By collaborating closely with public and private sector customers, we deliver services and solutions that enable them to improve the reliability, efficiency, accountability, safety and security of their operations. Our vision is to create safer, smarter, and more sustainable roadways and communities, improving the lives of citizens and the world around them. Our products and services collect, connect, and organize mobility data, making it more useful and accessible, while providing actionable real-time insights to enable better decision-making. This provides our customers with both enhanced real time and historical data and the tools to manage and use it efficiently, securely and responsibly. Our products and services support improved planning and situational awareness, rapid response capabilities, risk mitigation strategies, and predictive analytics. In our efforts to safeguard privacy and ensure the reliability of data, we have developed proprietary techniques for anonymization of data and verification of video and audio records, which we believe have broad applicability to the media, insurance and other markets beyond our traditional client bases.

These unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial statements as of and for the periods ended  September 30, 2026 and 2025.

The financial data and other information disclosed in these notes are unaudited. The results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026.

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

Liquidity and Going Concern

Management has assessed going concern uncertainty to determine whether there is sufficient cash on hand, together with expected capital raises and working capital, to fund operations for a period of at least one year from the date these unaudited condensed consolidated financial statements are issued, which is referred to as the “look-forward period”, as defined in U.S. GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, management has considered various scenarios, forecasts, projections and estimates and will make certain key assumptions. These assumptions include, among other factors, its ability to raise additional capital, the expected timing and nature of the Company’s programs and projected cash expenditures and its ability to delay or curtail these programs or expenditures to the extent management has the proper authority to do so and considers it probable that those implementations can be achieved within the look-forward period.

The Company has generated losses and negative operating cash flows since its inception and has relied on external sources of financing to support cash flow from operations. The Company attributes losses to non-capital expenditures related to the scaling of existing products and services, development of new products and services and marketing efforts associated with these products and services. As of and for the nine months ended September 30, 2026, the Company had a working capital deficit of $10,210,000 and a net loss of $12,769,000. In addition, the Company’s $15,000,000 Series A Prime Revenue Sharing Notes mature on December 15, 2026, and the Company expects that satisfaction of the notes at maturity will require refinancing, restructuring or other additional sources of capital (see Note 5).

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

The CODM uses net income to assess the performance of the business. The significant expenses regularly reviewed by the CODM are cost of revenues, excluding depreciation and amortization and the Company’s administrative and operating expenses. The presentation of these items to the CODM is consistent with the Company’s presentation of these items on the unaudited condensed consolidated statement of operations.

Goodwill

The excess purchase consideration over the fair value of acquired assets and assumed liabilities is recorded as goodwill. Goodwill is subject to impairment testing on an annual basis. The Company will assess goodwill for impairment annually on  October 1st of each year, or more often if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. The Company will perform a qualitative assessment, to determine its fair value which includes an evaluation of relevant events and circumstances, including macroeconomic, industry and market conditions, the Company's overall financial performance, and trends in the value of the Company's common stock. As of September 30, 2026, the Company did not identify any events that would cause it to assess goodwill for impairment.

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated balance sheets for accounts receivable, notes receivable and accounts payable approximate fair value as of  September 30, 2026 and December 31, 2025 due to the short-term maturity of these instruments. The carrying amounts reported for long-term debt and long-term receivables also approximate fair value as of  September 30, 2026 and December 31, 2025, based on management’s evaluation of current rates compared to market rates of interest and other relevant factors.

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

As of  September 30, 2026 and December 31, 2025, the Company had no Level 1, Level 2 or Level 3 assets or liabilities outstanding. The Company historically considered its STS Contingent Consideration and ATD Holdback Shares to be Level 3 instruments. The STS Contingent Consideration was remeasured to zero during the year ended December 31, 2025, and the ATD Holdback Shares were settled on January 2, 2025 through the issuance of 664,329 shares of the Company's common stock. There were no transfers between fair value hierarchy levels during the nine months ended September 30, 2026. Refer to the Company's 2025 Annual Report on Form 10-K for additional information regarding the changes in fair value of these instruments during the year ended December 31, 2025.

Revenue Recognition

The Company derives its revenues primarily from the licensing and sale of its roadway data and traffic management product and service offerings. These offerings include a mixture of data collection, implementation, engineering, customer support and maintenance services, as well as software and hardware. The Company recognizes revenue in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"), which requires revenue to be recognized upon transfer of control of promised products and services to the Company’s customers, in an amount that reflects the consideration the Company expects to receive in exchange for those products and services.

To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

●	Identification of the contract, or contracts, with a customer
●	Identification of the performance obligations in the contract
●	Determination of the transaction price
●	Allocation of the transaction price to the performance obligations in the contract
●	Recognition of revenue when, or as, performance obligations are satisfied

The following table presents a summary of revenue (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Recurring revenue	$7,546	$6,520	$20,843	$17,537
Product and service revenue	3,358	7,674	12,987	18,214
Total revenue	$10,904	$14,194	$33,830	$35,751

Revenues

Recurring revenue

Recurring revenue includes the Company’s Software-as-a-Service ("SaaS") revenue, subscription revenue, eCommerce revenue, customer support revenue and contactless compliance revenue earned under long-term fixed monthly fee arrangements. The Company generates recurring revenue by a combination of direct sales, partner-assisted sales, and eCommerce sales. These sales involve both long-term contracts with customers that provide for periodic payments and short-term contracts that are automatically invoiced on a monthly basis.

Where recurring revenue is generated through the Company’s SaaS model, the Company provides customers with the right to access the Company’s software solutions for a fee. These services are made available to the customer continuously throughout the contractual period. However, the extent to which the customer uses the services  may vary at the customer’s discretion. The contracts with customers are generally for a term of one to five years. The payments for SaaS solutions  may be received either at the inception of the arrangement or over the term of the arrangement. These SaaS solutions are considered to have a single performance obligation where the customer simultaneously receives and consumes the benefit, and as such, we recognize revenue for these arrangements ratably over the term of the contractual agreement.

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

Recurring revenue also includes monthly contactless compliance revenue under the Company's Uninsured Vehicle Enforcement Diversion Program. Contactless compliance revenues reflect arrangements to provide hardware systems and services that identify uninsured motor vehicles, notify owners of non-compliance through a diversion citation, and assist them in obtaining the required insurance as an alternative to traditional enforcement methods. Revenue is recognized monthly based on the number of diversion citations collected by the relevant jurisdiction.

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

Revenue by Customer Type

The following table presents a summary of revenue by customer type (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Urban Mobility	$6,779	$6,978	$21,852	$20,929
Transportation Management	420	385	1,378	1,216
Public Safety	3,705	6,831	10,600	13,606
Total revenue	$10,904	$14,194	$33,830	$35,751

Urban Mobility

Urban mobility revenue consists of revenue derived from the Company's roadway data aggregation activities. These activities can include the use of software applications that are part of the Rekor Discover® platform, the primary application being Rekor’s count, class and speed application. This application fully automates the aggregation of Federal Highway Administration (“FHWA”) 13-bin vehicle classification, speed, and volume data. Revenues associated with the deployment of other traffic sensors, traffic studies, or construction associated with traffic data collection are also part of data aggregation revenue, which is generated through both recurring pay-for-data contracts and hardware sales with a recurring software maintenance component.

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

Where performance obligations for the remaining term of a contract with a customer are not yet satisfied or have only been partially satisfied as of a particular date, the unsatisfied portion is to be recognized as revenue in the future. As of September 30, 2026, the unsatisfied portion of the remaining performance obligation was approximately $23,399,000. The Company expects to recognize approximately 88% of this amount as revenue over the succeeding twelve months, and the remainder is expected to be recognized within the next five years thereafter.

Unbilled accounts receivable

The timing of revenue recognition, billings and cash collections result in billed accounts receivable, unbilled accounts receivables, and contract liabilities on the unaudited condensed consolidated balance sheets. Billed and unbilled accounts receivable are presented as part of accounts receivable, net, on the unaudited condensed consolidated balance sheets. When billing occurs after services have been provided, such unbilled amounts will generally be billed and collected within 60 to 120 days, but typically no longer than over the next twelve months. Unbilled accounts receivables of $2,081,000 and $1,993,000 were included in accounts receivable, net, in the unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.

Contract liabilities

When the Company advance bills clients prior to providing services, generally such amounts will be earned and recognized in revenue within the next six months to five years, depending on the length of the period during which services are to be provided. This revenue and the corresponding decrease in liabilities are recognized on a contract-by-contract basis at the end of each reporting period and reflected on the unaudited condensed consolidated balance sheet for such period. During the nine months ended September 30, 2026, $4,073,000 of the contract liabilities balance as of December 31, 2025 was recognized as revenue.

The services due for contract liabilities described above are shown below as of September 30, 2026 (dollars in thousands):

2026, remaining	$1,837
2027	2,275
2028	477
2029	192
2030	61
Thereafter	6
Total	$4,848

Cash and Cash Equivalents, and Restricted Cash

The Company considers all highly-liquid debt instruments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents

Cash subject to contractual restrictions and not readily available for use is classified as restricted cash. The Company’s restricted cash balances are primarily made up of cash collected on behalf of certain client jurisdictions. Restricted cash for these client jurisdictions as of  September 30, 2026 and December 31, 2025 were $259,000 and $297,000, respectively, and correspond to equal amounts of related liabilities.

Concentrations of Credit Risk

The Company deposits its temporary cash investments with highly rated quality financial institutions that are located in the United States and Israel. The United States deposits are federally insured up to $250,000 per insured bank, for each account ownership category. As of September 30, 2026 and December 31, 2025, the Company had deposits totaling $5,347,000 and $16,863,000, respectively, in multiple U.S. financial institutions and one Israeli financial institution.

Customer A accounted for 13% of the unaudited condensed consolidated revenue for the three and nine months ended September 30, 2026, respectively. Customer B accounted for 20% of the unaudited condensed consolidated revenue for the three months ended September 30, 2025. No customer accounted for more than 10% of the unaudited condensed consolidated revenue for the nine months ended September 30, 2025.

As of September 30, 2026 and  December 31, 2025, Customer A accounted for 14% and 15% of the Company's unaudited condensed consolidated accounts receivable balance, respectively.

Accounts Payable and Other Current Liabilities

As of September 30, 2026 and December 31, 2025, amounts owed to board members of $200,000 and $75,000 were presented as part of accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets.

A summary of other current liabilities is as follows (in thousands):

	September 30, 2026	December 31, 2025
Payroll and payroll related expense	$1,445	$1,343
Right of offset to restricted cash	259	297
Other	79	89
Other current liabilities	$1,783	$1,729

New Accounting Pronouncements Effective in Current Period

In July 2025, the FASB issued ASU 2025-05 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient that permits entities to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and current contract assets arising from revenue transactions within the scope of Topic 606 when estimating expected credit losses. The guidance in this ASU is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied prospectively. The guidance became effective for the Company on January 1, 2026. The Company did not elect the practical expedient, and the adoption did not have an impact on the Company's unaudited condensed consolidated financial statements or related disclosures for the three and nine months ended three and nine months ended September 30, 2026.

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

In December 2025, the Company determined that the operations of its wholly owned subsidiary, Waycare Technologies Ltd. ("Waycare"), located in Tel Aviv, Israel, were no longer sustainable given the entity's operating cost structure. The Company initiated a plan to wind down the Tel Aviv operations and consolidate all engineering functions into its U.S. facilities. The plan was announced to employees on February 23, 2026, and Tel Aviv operations substantially ceased on February 24, 2026.

As a result of the decision, the Company identified a triggering event requiring an impairment assessment of the related long-lived assets, including the operating lease ROU asset associated with the Tel Aviv office lease. The Company determined that the undiscounted future cash flows expected from the use and eventual disposition of the operating lease ROU asset were less than its carrying amount and, accordingly, the asset was written down to its estimated fair value. The Company estimated the fair value of the operating lease ROU asset to be approximately $0, based on the expected abandonment of the asset with no material residual or sublease value (a Level 3 fair value measurement). As a result, the Company recognized an impairment charge of $2,708,000 related to the operating lease ROU asset associated with the Tel Aviv facility during the year ended December 31, 2025. This impairment charge was included in asset impairment charges in the consolidated statements of operations for the year ended December 31, 2025. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding the wind-down of operations in Tel Aviv. No impairment charges related to the Company's right-of-use assets were recognized during the nine months ended September 30, 2026.

As part of the Company’s ongoing efforts to optimize operations and improve efficiency, the Company evaluated its lease portfolio and related renewal options. In connection with this review, the Company took certain actions with respect to its leased locations, including communicating with landlords where appropriate. In relation to the Tel Aviv lease, the Company notified the landlord of its intent to vacate the premises during the second quarter of 2026, which resulted in a remeasurement of the related lease liability. Because the right-of-use asset associated with the Tel Aviv office had previously been fully impaired, the reduction in the lease liability resulted in the recognition of an approximately $2,753,000 gain on lease remeasurement during the second quarter of 2026. In September 2026, the Company paid $375,000 to terminate the Tel Aviv lease.  The Company derecognized the remaining operating lease liability of approximately $704,000 and its other outstanding liabilities associated with the lease of $432,000, resulting in a gain, net of the termination fee, of $761,000. These gains were recorded within gain on lease remeasurement, net in the unaudited condensed consolidated statements of operations.

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

In September 2026, the Company entered into an agreement to terminate the lease for its corporate headquarters in Columbia, Maryland prior to the end of the lease term. Upon termination, the Company derecognized the related operating lease liability of approximately $9,012,000 and the corresponding ROU asset of approximately $3,603,000 and incurred a termination payment of $2,250,000, resulting in a gain on lease termination of approximately $3,159,000. In connection with the termination, the Company also wrote off leasehold improvements and other property and equipment at the premises with a net carrying amount of approximately $2,170,000. The gain on lease termination and the write-off are recorded within gain on lease remeasurement, net and loss on write-off of property and equipment, respectively, in the unaudited condensed consolidated statements of operations. The termination payment is included in net cash used in operating activities in the unaudited condensed consolidated statements of cash flows. The derecognition of the operating lease liability and ROU asset was a non-cash transaction.

During the nine months ended September 30, 2026, the Company exercised its option to terminate its lease for office space in Plano, Texas, effective December 31, 2026. The Company recognized a loss on lease termination of approximately $117,000, which is included in general and administrative expenses in the unaudited condensed consolidated statements of operations. As a result of the lease termination, the Company recognized a $50,000 early termination liability, reduced its operating lease liability by approximately $77,000, and reduced the corresponding right-of-use asset by approximately $144,000.

Lease cost recognized in our unaudited condensed consolidated statements of operations is summarized as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$465	$725	$1,797	$2,136
Finance lease cost
Amortization of right-of-use assets	193	308	782	914
Interest on lease liabilities	19	43	74	132
Finance lease cost	212	351	856	1,046
Total lease cost	$677	$1,076	$2,653	$3,182

Other information about lease amounts recognized in our condensed consolidated financial statements is as follows:

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (years)
Operating leases	1.92	6.35
Financing leases	2.60	2.54

Weighted-average discount rate
Operating leases	12.7%	12.1%
Financing leases	9.2%	9.1%

Maturities of operating and financing lease liabilities as of  September 30, 2026 were as follows (dollars in thousands):

	Operating Leases	Financing Leases
2026, remaining	$173	$143
2027	450	382
2028	294	166
2029	26	133
2030	-	40
Thereafter	-	20
Total lease payments	943	884
Less imputed interest	109	98
Maturities of lease liabilities	$834	$786

NOTE 3 – SUPPLEMENTAL NON-CASH DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures of cash flow information for the nine months ended September 30, 2026 and 2025 were as follows (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for interest	$1,741	$1,672
Cash paid for taxes	55	52
(Decrease) increase in accounts payable and accrued expenses related to purchases of inventory	(5)	33
Transfer of inventory to costs to fulfill a contract	17	-
Decrease in deposits related to Inventory received	-	(8)
Abandonment of financing lease	18	31
Derecognition of ROU asset upon lease termination	3,603	-
Contract modification resulting in a remeasurement of an operating lease	224	1,344
Contract termination resulting in a remeasurement of an operating lease	144	-
Non-cash financing activities:
Settlement of ATD Holdback Shares with common stock	-	1,156
New Leases under ASC-842:
Right-of-use assets obtained in exchange for new finance lease liabilities	-	557
Right-of-use assets obtained in exchange for new operating lease liabilities	462	396

NOTE 4 – INTANGIBLE ASSETS

Intangible Assets Subject to Amortization

The following provides a breakdown of identifiable intangible assets, net as of  September 30, 2026 and  December 31, 2025 (dollars in thousands):

	September 30, 2026	December 31, 2025
Customer relationships	$15,300	$15,300
Marketing related	900	900
Total	16,200	16,200
Less: accumulated amortization	(3,850)	(2,950)
Identifiable intangible assets, net	$12,350	$13,250

These intangible assets are amortized on a straight-line basis over their estimated useful lives. Amortization expense for the three months ended September 30, 2026 and 2025 was $300,000 in each period, and for the nine months ended September 30, 2026 and 2025 was $900,000 in each period, respectively, and is presented as part of depreciation and amortization in the unaudited condensed consolidated statements of operations. During the current period there have been no events that would cause the Company to evaluate its intangible assets for impairment.

As of September 30, 2026, the estimated impact from annual amortization from intangible assets for each of the next five fiscal years and thereafter is as follows (dollars in thousands):

2026, remaining	$300
2027	1,130
2028	1,060
2029	1,020
2030	1,020
Thereafter	7,820
Total	$12,350

NOTE 5 – DEBT

STS Notes

On  June 17, 2022, pursuant to the terms of the Company’s acquisition of STS, the Company issued an aggregate of $2,000,000 of notes payable in the form of two unsecured, subordinated promissory notes, each in the principal amount of $1,000,000 and bearing an interest rate of 3.0% per annum, payable quarterly. These notes matured and were fully paid on  September 30, 2024, and June 17, 2025, respectively. As of September 30, 2026, the aggregate balance of these notes payable was fully satisfied.

Series A Prime Revenue Sharing Notes

On  December 15, 2023, the Company issued $15,000,000 in Series A Prime Revenue Sharing Notes. Interest accrues on the Series A Prime Revenue Sharing Notes at a fixed annual rate of 13.25% and is paid monthly. The entire outstanding principal balance, together with all interest accrued and unpaid is due and payable on the maturity date of  December 15, 2026. Debt issuance costs paid in connection with the Series A Prime Revenue Sharing Notes were $670,000 and are being amortized as interest expense using a straight-line method over the term of the Series A Prime Revenue Sharing Notes. The Company had a related party relationship with Arctis Global, LLC, which invested $5,000,000 in connection with the $15,000,000 initial closing of the Series A Prime Revenue Sharing Notes.

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

Under the terms of the Indenture, the Company is required to maintain an interest reserve related to not less than three times the next monthly interest payment. Additionally, there is a sinking fund requirement which takes effect if the three year value of eligible contracts is less than 170% of the aggregate outstanding principal amount of Series A Prime Revenue Sharing Notes. If the sinking fund requirement takes effect, the Company is required to maintain a cash balance sufficient to amortize the principal amount due on all series of Prime Revenue Sharing Notes outstanding under the Indenture in equal monthly installments by the respective due dates of each such series. The amount related to the interest reserve was $500,000 as of  September 30, 2026 and is held by a third party and is presented as part of deposits on the consolidated balance sheets. The Company is not in default of any requirements as they relate to the Series A Prime Revenue Sharing Notes and the sinking fund requirement has not been triggered as of September 30, 2026.

The Company may prepay the Series A Prime Revenue Sharing Notes at any time up until December 15, 2026 by paying a premium of 103%. Repayment of the Series A Prime Revenue Sharing Notes consisting of all principal, plus any unpaid accrued interest, may also be accelerated by the note holder upon a change in control or event of default. Interest expense related to the Series A Prime Revenue Sharing Notes was $497,000 for each of the three months ended September 30, 2026 and 2025, and $1,491,000 for each of the nine months ended September 30, 2026 and 2025.

Interest Expense

The following table presents the interest expense net of interest income related to the contractual interest and the amortization of debt issuance costs for the Company’s debt arrangements (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest expense	$525	$550	$1,599	$1,676
Amortization of debt issuance costs	50	49	148	148
Total interest expense	575	599	1,747	1,824
Less: interest income	50	31	213	80
Total interest expense, net	$525	$568	$1,534	$1,744

Schedule of Principal Amounts Due of Debt

The principal amounts due for loans and notes payable are shown below as of September 30, 2026 (dollars in thousands):

2026, remaining	$15,018
2027	86
2028	25
2029	-
Total	15,129
Less unamortized debt discount	(49)
Total notes payable	$15,080

NOTE 6 – INCOME TAXES

The Company maintains a full valuation allowance against its net deferred taxes, outside of the deferred tax liability related to the indefinite lived intangibles, through  September 30, 2026.

The Company files income tax returns in Israel, the United States and in various states. No U.S. Federal, state or foreign income tax audits were in process as of September 30, 2026.

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

For the nine months ended September 30, 2026 and 2025, the Company did not record any interest or penalties related to unrecognized tax benefits. It is the Company’s policy to record interest and penalties related to unrecognized tax benefits as part of income tax expense. The 2019 through 2024 tax years remain subject to examination by the Internal Revenue Service. As of September 30, 2026 and December 31, 2025, our evaluation revealed no uncertain tax positions that would have a material impact on the unaudited condensed consolidated financial statements.

For the three and nine months ended September 30, 2026 and 2025, the Company did not record any expense or benefit related to income tax.

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

Rekor Systems, Inc. v. Viraj Mehta

On December 16, 2025, the Company completed an underwritten registered direct offering of 8,571,428 units, each consisting of one share of common stock and one warrant, at a price of $1.75 per unit (the "December 2025 Financing"). Viraj Mehta, who served as a member of the Company's Board of Directors from May 16, 2024 until his resignation effective January 14, 2026, participated in the Board's evaluation of the December 2025 Financing. On October 16, 2026, the Company filed a verified complaint in the Court of Chancery of the State of Delaware against Mr. Mehta alleging breach of his fiduciary duty of loyalty, including his duties of candor and good faith, in connection with the December 2025 Financing. The complaint alleges that Mr. Mehta failed to disclose to the Board material information regarding his personal interests and those of an investment adviser of which he is an owner and Chief Investment Officer. The Company seeks a declaration that Mr. Mehta breached his fiduciary duty, compensatory damages in an amount to be proven at trial, disgorgement of any benefit realized from the alleged breach, restitution of director compensation, an accounting, interest, and attorneys' fees and costs. The allegations have not been adjudicated, and the Company cannot predict the outcome of this action. Mr. Mehta has requested advancement of his defense expenses. The Company expects to advance covered expenses as required by its governing documents, subject to a repayment undertaking. Advancement does not determine his ultimate entitlement to indemnification, and repayment or insurance recovery is not assured.

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

Gross proceeds from the offering were approximately $15.0 million. After deducting underwriting discounts and commissions and estimated offering expenses, the net proceeds to the Company were approximately $13.9 million. In connection with the offering, the Company entered into a Side Letter Agreement with Anson Advisors Inc. that, among other things, restricts the Company from entering into Variable Rate Transactions (as defined therein) while the investors covered by the Side Letter Agreement hold any December 2025 warrants.

Warrants

There was no activity related to the Company warrants during the nine months ended September 30, 2026. The table below shows the Company's outstanding warrants as of September 30, 2026:

	2023 Promissory Notes (1)	2023 Registered Direct Offering (2)	2023 Private Warrants (3)	2025 Underwriting Agreement (4)	Total
Outstanding warrants as of September 30, 2026	1,000,000	481,100	2,850,000	8,571,428	12,902,528
Weighted average strike price of outstanding warrants as of September 30, 2026	$2.00	$1.82	$3.25	$2.40	$2.54
Intrinsic value of outstanding warrants as of September 30, 2026	$-	$-	$-	$-	$-

(1)	On January 18, 2023, in connection with the 2023 Promissory Notes, the Company issued the investors warrants to purchase 6,250,000 shares of its common stock, exercisable over a period of five years, at an exercise price of $2.00 per share. Of the original 6,250,000 warrants, 3,675,000 have been exercised and 1,575,000 were cancelled. The remaining warrants were exercisable commencing January 18, 2023 and expire on January 18, 2028. The 2023 Promissory Notes were redeemed in March 2024; the warrants remain outstanding in accordance with their original terms.
(2)	On March 23, 2023, in connection with the 2023 Registered Direct Offering the Company issued warrants to the placement agent to purchase up to 481,100 shares of common stock. Each warrant for the placement agent is exercisable for one share of common stock at an exercise price of $1.8188 per share. These warrants were exercisable commencing March 27, 2023 and expire on March 27, 2028.
(3)	On July 25, 2023, in connection with the 2023 Letter Agreement, the Company issued warrants to purchase 2,850,000 shares of its common stock, exercisable over a period of five and a half years, at an exercise price of $3.25 per share. These warrants were exercisable commencing July 25, 2023 and expire on January 25, 2029.
(4)	On December 16, 2025, in connection with the 2025 Underwriting Agreement, the Company issued warrants to purchase 8,571,428 shares of its common stock. The warrants have an exercise price of $2.40 per share, are immediately exercisable and have a term of seven years from the date of issuance. These warrants expire on December 16, 2032.

NOTE 9 – EQUITY INCENTIVE PLAN

In August 2017, the Company approved and adopted the 2017 Equity Award Plan (the “2017 Plan”). The 2017 Plan permits the granting of stock options, stock appreciation rights, restricted and unrestricted stock awards, phantom stock, performance awards and other stock-based awards for the purpose of attracting and retaining quality employees, directors and consultants. As of September 30, 2026, an aggregate of 15,280,949 shares of common stock were authorized for issuance under the 2017 Plan.

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

For the three and nine months ended September 30, 2026 and 2025 there was no stock compensation expense related to stock options.

A summary of stock option activity under the Company’s 2017 Plan during the period ended September 30, 2026 is as follows:

	Number of Shares Subject to Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding balance as of January 1, 2026	423,034	$1.12	2.63	$180,000
Exercised	(50,000)	0.78
Expired	(10,499)	1.00
Outstanding and exercisable balance as of September 30, 2026	362,535	$1.18	2.20	$-

As of September 30, 2026, there was $0 of unrecognized stock compensation expense related to unvested stock options granted under the 2017 Plan.

Restricted Stock Units

Stock compensation expense related to Restricted Stock Units ("RSUs") for the three months ended September 30, 2026 and 2025 was $353,000 and $577,000, respectively, and for the nine months ended September 30, 2026 and 2025 was $1,487,000 and $2,670,000, respectively, and is presented based on the awardees' operating department, as general administrative, selling and marketing and research and development expenses in the unaudited condensed consolidated statements of operations.

On March 20, 2026, in connection with the Company's amended and restated employment agreement with Robert A. Berman, the Company's President and Chief Executive Officer, the Company granted 1,000,000 fully vested shares of common stock to Mr. Berman, with a grant date fair value of $0.88 per share, resulting in $880,000 of stock-based compensation expense recorded during the nine months ended September 30, 2026. These shares were issued to Mr. Berman in April 2026.

A summary of RSU activity under the Company’s 2017 Plan for the nine months ended September 30, 2026 is as follows:

	Number of Shares	Weighted Average Unit Price	Weighted Average Remaining Contractual Term (Years)
Outstanding balance as of January 1, 2026	654,140	$1.57	1.53
Granted	3,220,933	0.87	0.82
Vested	(1,190,473)	1.00	0.10
Forfeited	(431,062)	1.28	1.24
Outstanding balance as of September 30, 2026	2,253,538	$0.93	1.16

All RSUs granted vest upon the satisfaction of a service-based vesting condition.

As of September 30, 2026, there was $1,525,000 of unrecognized stock compensation expense related to unvested RSUs granted under the 2017 Plan that will be recognized over an average remaining period of 1.16 years.

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

The profits interests did not vest and expired on September 25, 2026. No profits interests were outstanding as of September 30, 2026.

NOTE 10 – LOSS PER SHARE

The following table provides information relating to the calculation of loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Basic and diluted loss per share
Net loss	$(2,857)	$(4,149)	$(12,769)	$(23,681)
Weighted average common shares outstanding - basic and diluted	137,656,085	125,639,665	137,315,129	116,906,389
Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.09)	$(0.20)
Potentially dilutive securities excluded due to the anti-dilutive effect	15,518,601	6,802,983	15,518,601	6,802,983

As the Company had a net loss for the three and nine months ended September 30, 2026, the following 15,518,601 potentially dilutive securities were excluded from diluted loss per share: 12,902,528 for outstanding warrants, 362,535 related to outstanding options, and 2,253,538 related to outstanding RSUs.

As the Company had a net loss for the three and nine months ended September 30, 2025, the following 6,802,983 potentially dilutive securities were excluded from diluted loss per share: 4,331,100 for outstanding warrants, 471,533 related to outstanding options, and 2,000,350 related to outstanding RSUs.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these unaudited condensed consolidated financial statements were issued.

Litigation Against Former Director

On October 16, 2026, the Company filed a verified complaint in the Court of Chancery of the State of Delaware against a former director alleging breach of fiduciary duty in connection with the December 2025 Financing. See Note 7. The Company is unable to estimate the financial effect, if any, of this action on its condensed consolidated financial statements.

New Corporate Headquarters Lease

In October 2026, the Company entered into a five-year lease for office space in Fulton, Maryland, which will serve as the Company's new corporate headquarters and replace its Columbia, Maryland headquarters (see Note 2). The Company expects the lease to commence in the fourth quarter of 2026, when the landlord makes the premises available for use, and will recognize a right-of-use asset and an operating lease liability at that date. Total fixed lease payments over the lease term are approximately $1.5 million.

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

●

reputational risks affecting customer confidence or willingness to do business with us, including the risk that adverse publicity concerning one or more competitors could adversely affect our business;

●	financial market conditions, including the continuation of significant national and global uncertainties that may affect these conditions, and the results of financing efforts;
●	our continued ability to successfully access the public markets for debt or equity capital;
●	our ability to regain and maintain compliance with Nasdaq's listing requirements;
●	political, legal, regulatory, administrative, military and economic conditions and developments in the United States (“U.S.”) and other countries in which we operate and, in particular, the impact of ongoing hostilities in the Middle East and recent and future federal, state and local regulatory proceedings and changes, including legislative and regulatory initiatives associated with our products;
●	current and future litigation;
●	competition from other companies with an established position in the markets we have recently entered or are seeking to enter or from other companies who are seeking to enter markets we already serve;
●

our failure to successfully develop and maintain the competitive position of products using our technology that are accepted by the markets we serve or intend to serve or the development of new technologies that change the nature of our business or provide our customers with products or services superior to or less expensive than ours;

●	the inability of our strategic plans and goals to maintain and expand our geographic markets, customer base and product and service offerings;
●	risks associated with pandemics and other global health emergencies, and their impact on U.S. and international markets and economies; and
●	Other significant risks, uncertainties and other considerations discussed in this report.

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

General

Overview

Rekor is a technology company developing trusted-data, privacy, security, and intelligence solutions for real-world transportation, public-safety, video, and sensor networks. We work to modernize public safety, urban mobility, and transportation management through with a focus on ensuring the security and reliability of data and appropriate privacy protections. By collaborating closely with public and private sector customers, we deliver services and solutions that enable them to improve the reliability, efficiency, accountability, safety and security of their operations.

Our vision is to create safer, smarter, and more sustainable roadways and communities, improving the lives of citizens and the world around them. To implement this vision, we have developed a suite of interconnected AI-driven hardware and purpose-built software platforms. Powered by diverse multi-modal datasets and proprietary AI technologies, these solutions deliver advanced roadway intelligence, enabling clients to more effectively monitor, manage, and optimize the movement of vehicles, traffic, and activities in and around roadways and communities with precision and sensitivity to privacy and environmental concerns. Our products and services collect, connect, and organize mobility data, making it more useful, and accessible, while providing actionable real-time insights to enable better decision-making. This provides our customers with both enhanced real time and historical data and the tools to manage and use it efficiently, securely and responsibly. Our products and services support improved planning and provide significantly enhanced situational awareness, rapid response capabilities, risk mitigation strategies, and predictive analytics.

We have also developed privacy protection and evidence authentication tools for responsible vehicle recognition. Our approach has been designed and implemented to protect non-relevant information by default, apply purpose-based retention, provide auditable access controls, and verify the integrity of video evidence, while preserving authorized public-safety and transportation uses. In our efforts to safeguard privacy and ensure the reliability of data, we have developed proprietary techniques for anonymization of ALPR data as well as proprietary techniques for verification of video and audio records that we believe have broad applicability to the media, insurance and other markets beyond our traditional client bases.

Our operations are conducted primarily by our wholly-owned subsidiaries, Rekor Recognition Systems, Inc. (“Rekor Recognition”), Waycare Technologies, Ltd. and Waycare Technologies, Inc. (combined “Waycare”), Southern Traffic Services, Inc. (“STS”), and All Traffic Data Services, LLC (“ATD”). We also have a separate subsidiary, Rekor Labs LLC ("Rekor Labs"), which develops media-authentication and data-security technologies, including BornAuthentic, a technology designed to authenticate video and audio at the point of capture and support later verification of whether the video or audio has been altered. Although developed in response to public-safety requirements, we believe this technology has broader applicability.

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

Rekor’s solutions support a variety of use cases, including:

●	Traffic Analysis
	o	Comprehensive traffic reports, including Federal Highway Administration (“FHWA”) mandated class, count and speed analytics.
	o	Analytics on bicycles, pedestrians, and other micro-mobility modes.
	o	Identification of patterns and hot spots for emissions and traffic impacts.
●	Traffic Operations & Management
	o	Data-driven traffic operations for improved efficiency.
	o	Real-time incident detection and response for proactive problem-solving.
	o	Proactive traffic calming around events to minimize congestion and enhance safety.
	o	Intelligent analytics to alleviate congestion, shorten commute times, and boost productivity.
●	High-Definition Video Monitoring with Privacy Protection
	o	Traffic monitoring to assist law enforcement.
	o	Support for intelligence-based policing with privacy protections to improve crime prevention.
	o	Contactless compliance and enforcement solutions for safety and legal adherence.
●	Enhanced Roadway Safety
	o	Real-time privacy protected AI monitoring systems to detect hazards and reduce roadway fatalities.
	o	Predictive analytics to anticipate and address potential safety risks.
●	Optimized Resource Allocation
	o	AI automation to streamline operations and maximize resource allocation.
	o	Improved data accuracy to support better decision-making and strategic planning.
●	Border & Freight Management
	o	AI-based vehicle identification to enhance national security and minimize bottlenecks at borders and ports.
	o	Weigh-in-Motion (“WIM”) systems for real-time commercial trucking analytics
●	Insurance Compliance & Public Safety
	o	Automated enforcement systems to reduce uninsured drivers and improve overall public safety.

By combining advanced technology, domain expertise, and implementation capacity, Rekor can offer end-to-end roadway intelligence solutions for public agencies and private sector clients. Using our solutions, we are able to generate unique and deep insights that enable proactive and privacy sensitive data-driven decision-making, enabling governments and businesses to unlock the full potential of their infrastructure, and foster safer, smarter, and more efficient roadways.

Opportunities, Trends and Uncertainties

We look to identify the various trends, market cycles, uncertainties and other factors that may provide us with opportunities and present challenges that impact our operations and financial condition from time to time. Although there are many that we may not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by the following:

●

Increasing Concerns Regarding Personal Privacy and Authenticity of Data – Rekor has conscientiously developed its products and services with sensitivity to concerns about privacy and security, incurring higher costs to develop proprietary methods and process to support responsible security and privacy protections. These have included processes that allow vehicle data to be anonymized, aggregated, distributed and used responsibly and video and audio content to be verified as original from the point of capture as well as identify content that has been altered. Serious concerns about these issues have increasingly been recognized. We believe the processes we have developed can play a role in addressing these issues and will continue to pursue their adoption.

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

●

Inability to Achieve Profitability - Rekor has not yet achieved sustained profitability and continues to incur losses, notwithstanding the decreases in its operating expenses during the first nine months of 2026 resulting from its cost-containment initiatives. As a result, if the Company is unable to generate additional revenue or achieve planned efficiencies in operations, or if its revenue declines significantly, Rekor may not be able to achieve profitability in the future, which would materially and adversely affect the Company’s business.

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

Components of Operating Results

Revenues

The Company derives its revenues primarily from the sale of its roadway data collection and aggregation, traffic management, public safety service and licensing offerings. These offerings include a mixture of data collection, implementation, engineering, customer support and maintenance services as well as software and hardware. Revenue is recognized upon transfer of control of promised products and services to the Company’s customers, in an amount that reflects the consideration the Company expects to receive in exchange for those products and services.

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

Operating Expenses

Our operating expenses consist of general and administrative expenses, sales and marketing, research and development, gain on lease remeasurement, net, loss on write-off of property and equipment and depreciation and amortization. Personnel costs have been the most significant component of operating expenses and consist of salaries, benefits, bonuses, payroll taxes and stock-based compensation expenses.

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

Sales and Marketing

Sales and marketing expenses consist of personnel costs, marketing programs, travel and entertainment associated with sales and marketing personnel, expenses for conferences and trade shows. We will require significant investments in our sales and marketing expenses to focus on achieving growth in our revenues, further penetrate existing markets and expand our customer base into new markets.

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

Loss on Write-off of Property and Equipment

Loss on write-off of property and equipment consists of the net carrying amount of leasehold improvements and other property and equipment written off in connection with the exit of leased facilities.

Gain on Lease Remeasurement, net

Gain on lease remeasurement, net consists of gains and losses recognized upon the remeasurement, modification or termination of our operating leases, including the derecognition of lease liabilities in excess of the carrying amount of the related right-of-use assets, net of any termination payments. These amounts arise from actions taken to optimize our leased facilities and are not expected to recur on a regular basis.

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

Results of Operations

Our historical operating results in dollars are presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Revenue	$10,904	$14,194	$33,830	$35,751
Cost of revenue, excluding depreciation and amortization	5,646	5,195	16,093	16,200

Operating expenses:
General and administrative expenses	5,542	6,299	19,015	20,519
Selling and marketing expenses	590	1,465	2,191	4,923
Research and development expenses	2,088	3,660	8,009	11,289
Loss on write-off of property and equipment	2,170	-	2,170	-
Gain on lease remeasurement, net	(3,920)	-	(6,673)	-
Depreciation and amortization	1,122	1,545	3,955	4,662
Total operating expenses	7,592	12,969	28,667	41,393

Loss from operations	(2,334)	(3,970)	(10,930)	(21,842)

Other income (expense):
Interest expense, net	(525)	(568)	(1,534)	(1,744)
Loss on remeasurement of ATD Holdback Shares	-	-	-	(120)
Other income (expense), net	2	389	(305)	25
Total other (expense) income, net	(523)	(179)	(1,839)	(1,839)
Net loss	$(2,857)	$(4,149)	$(12,769)	$(23,681)

Comparison of the Three and Nine Months Ended September 30, 2026 and the Three and Nine Months Ended September 30, 2025

Total Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Revenue	$10,904	$14,194	$(3,290)	-23%	$33,830	$35,751	$(1,921)	-5%

Revenue decreased by 23% and 5% for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, respectively. The decrease was primarily due to lower product and service revenue, as the third quarter of 2025 included significant perpetual software license sales within our Public Safety segment that did not recur in 2026. The decrease was partially offset by growth in recurring revenue, supported by continued expansion within our existing customer base, including increased deployments and adoption of recurring services.

Cost of Revenue, Excluding Depreciation and Amortization

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Cost of revenue, excluding depreciation and amortization	$5,646	$5,195	$451	9%	$16,093	$16,200	$(107)	-1%

Cost of revenue, excluding depreciation and amortization, increased by 9% for the three months ended September 30, 2026 and decreased by 1% for the nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, respectively. The increase for the three months was primarily due to a less favorable revenue mix, as the third quarter of 2025 included perpetual software license sales that carry minimal associated cost, together with higher costs of revenue in our Urban Mobility segment. For the nine months, cost of revenue was consistent with the prior year period, as lower costs associated with software license sales were offset by higher costs in our Urban Mobility segment.

Operating Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Operating expenses:
General and administrative expenses	$5,542	$6,299	$(757)	-12%	$19,015	$20,519	$(1,504)	-7%
Selling and marketing expenses	590	1,465	(875)	-60%	2,191	4,923	(2,732)	-55%
Research and development expenses	2,088	3,660	(1,572)	-43%	8,009	11,289	(3,280)	-29%
Loss on write-off of property and equipment	2,170	-	2,170	100%	2,170	-	2,170	100%
Gain on lease remeasurement, net	(3,920)	-	(3,920)	-100%	(6,673)	-	(6,673)	-100%
Depreciation and amortization	1,122	1,545	(423)	-27%	3,955	4,662	(707)	-15%
Total operating expenses	$7,592	$12,969	$(5,377)	-41%	$28,667	$41,393	$(12,726)	-31%

General and Administrative Expenses

General and administrative expenses decreased by 12% and 7% for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, respectively. The decrease was primarily driven by reductions in payroll and related expenses of $467,000 and $915,000, respectively, as a result of cost-containment initiatives implemented to better align with our current strategic priorities.

Selling and Marketing Expenses

Selling and marketing expenses decreased by 60% and 55% for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, respectively. The decrease was primarily due to a reduction in payroll and related expenses of approximately $484,000 and $2,028,000, respectively, resulting from cost-containment initiatives implemented to better align operations with our current strategic priorities.

Research and Development Expense

Research and development expenses decreased by 43% and 29% for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, respectively. The decrease was primarily driven by reductions in payroll and related expenses of $1,563,000 and $3,635,000, respectively, as a result of cost-containment initiatives implemented to better align with our current strategic priorities, partially offset by increased use of outside consultants and professional services of approximately $75,000 and $602,000, respectively.

Gain on Lease Remeasurement, Net

In the second quarter of 2026 the Company remeasured its lease in Tel Aviv. Because the associated right-of-use asset had previously been fully impaired in the fourth quarter of 2025, the reduction in the lease liability resulted in the recognition of an approximately $2,753,000 gain on lease remeasurement during the second quarter of 2026. During the third quarter of 2026, the Company entered into an agreement to terminate the lease for its corporate headquarters in Columbia, Maryland and terminated the Tel Aviv lease. The Columbia termination resulted in a gain on lease termination of approximately $3,159,000, net of a $2,250,000 termination payment. The Tel Aviv termination resulted in a gain of approximately $761,000 from the derecognition of the remaining lease liability and other associated liabilities related to the lease in Tel Aviv. These items resulted in a net gain on lease remeasurement of approximately $3,920,000 for the three months ended September 30, 2026 and $6,673,000 for the nine months ended September 30, 2026.

Loss on Write-off of Property and Equipment

During the third quarter of 2026, the Company entered into an agreement to terminate the lease for its corporate headquarters in Columbia, Maryland. The Columbia termination resulted in a loss due to the write-off of leasehold improvements and other property and equipment at the premises of approximately $2,170,000.

Depreciation and Amortization

The decrease in depreciation and amortization during the period is attributable to a reduction in the depreciation base resulting from the impairment of property and equipment recognized during the year ended December 31, 2025 .

Other Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(Dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Other income (expense):
Interest expense, net	$(525)	$(568)	$43	8%	$(1,534)	$(1,744)	$210	12%
Loss on remeasurement of ATD Holdback Shares	-	-	-	-	-	(120)	120	100%
Other income (expense), net	2	389	(387)	-99%	(305)	25	(330)	-1320%
Total other (expense) income, net	$(523)	$(179)	$(344)	-192%	$(1,839)	$(1,839)	$-	0%

For the three and nine months ended September 30, 2026, interest expense, net decreased by 8% and 12%, compared to the three and nine months ended September 30, 2025, respectively, due to higher interest income from interest-bearing accounts.

Non-GAAP Measures (Unaudited)

EBITDA and Adjusted EBITDA

We calculate EBITDA as net loss before interest, taxes, depreciation and amortization. We calculate Adjusted EBITDA as net loss before interest, taxes, depreciation and amortization, adjusted for (i) stock-based compensation, (ii) gains on lease remeasurement, net, (iii) losses on write-off of property and equipment related to lease exits, and (iv) losses on remeasurement of ATD holdback shares. EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under accounting principles generally accepted in the U.S. (“U.S. GAAP”) and should not be considered as an alternative to net earnings or cash flow from operating activities as indicators of our operating performance or as a measure of liquidity or any other measures of performance derived in accordance with U.S. GAAP. Management uses EBITDA and Adjusted EBITDA to evaluate operating performance excluding the items described above and believes these measures assist investors in comparing performance across periods. However, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do.

The following table sets forth the components of the EBITDA and Adjusted EBITDA for the periods included (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(2,857)	$(4,149)	$(12,769)	$(23,681)
Interest, net	525	568	1,534	1,744
Depreciation and amortization	1,122	1,545	3,955	4,662
EBITDA	(1,210)	(2,036)	(7,280)	(17,275)

Share-based compensation	353	577	1,487	2,670
Loss on write-off of property and equipment	2,170	-	2,170	-
Gain on lease remeasurement, net	(3,920)	-	(6,673)	-
Loss on remeasurement of ATD Holdback Shares	-	-	-	120
Adjusted EBITDA	$(2,607)	$(1,459)	$(10,296)	$(14,485)

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

The following table sets forth the components of the Adjusted Gross Profit and Adjusted Gross Margin for the periods included:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands, except percentages)		(Dollars in thousands, except percentages)
Revenue	$10,904	$14,194	$33,830	$35,751
Cost of revenue, excluding depreciation and amortization	5,646	5,195	16,093	16,200
Adjusted Gross Profit	$5,258	$8,999	$17,737	$19,551
Adjusted Gross Margin	48.2%	63.4%	52.4%	54.7%

Adjusted Gross Margin for the three and nine months ended September 30, 2026 decreased compared to the three and nine months ended September 30, 2025. The fluctuation in Adjusted Gross Margin is typically correlated to the mix of software sales versus service type work. Typically our software sales carry a higher Adjusted Gross Margin.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
Recurring revenue	$7,546	$6,520	$1,026	16%	$20,843	$17,537	$3,306	19%

Recurring revenue increased by 16% and 19% for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, respectively. We expect to continue to focus on long-term contracts with recurring revenue as part of our business model, which is intended to cause recurring revenue growth in future periods to continue to increase. However, procurement requirements for some of our largest customers may result in periods when there is an increase in one-time sales as compared to recurring revenues, which may cause the proportion of recurring revenues generated in those periods to fluctuate. In addition, there may be an increase in one-time sales as a result of initial installations related to the development of recurring revenue.

Performance Obligations

As of September 30, 2026, we had approximately $23,399,000 of contracts that were closed prior to September 30, 2026 but have a contractual period beyond September 30, 2026. These contracts generally cover a term of one to five years, in which the Company will recognize revenue ratably over the contract term. Performance obligations for large contracts gradually decrease as they approach the renewal stage and increase if and when renewed. We currently expect to recognize approximately 88% of this amount over the succeeding twelve months, and the remainder is expected to be recognized over the following four years. On occasion, our customers will prepay the full contract or a substantial portion of the contract. Amounts related to the prepayment of the contract related to the performance obligation for a service period that is not yet met are recorded as part of our contract liabilities balance.

Lease Obligations

We lease office facilities in various locations throughout the United States under operating leases expiring through 2029, and vehicles and equipment under financing leases expiring through 2031. As of September 30, 2026, we had operating lease liabilities of $834,000, including $435,000 classified as current and $399,000 classified as noncurrent, and financing lease liabilities of $786,000, including $424,000 classified as current and $362,000 classified as noncurrent. Refer to Note 2 - Leases to our unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

The following table sets forth the components of our cash flows for the periods included (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
			$	%
Net cash used in operating activities	$(10,562)	$(20,582)	$10,020	49%
Net cash used in investing activities	(277)	(1,754)	1,477	84%
Net cash (used in) provided by financing activities	(677)	20,418	(21,095)	-103%
Net decrease in cash, cash equivalents and restricted cash	$(11,516)	$(1,918)	$(9,598)	-500%

Net cash used in operating activities for the nine months ended September 30, 2026 decreased by $10,020,000 compared to the nine months ended September 30, 2025. The decrease was primarily attributable to a reduction in our net loss of $10,912,000 resulting from the realignment of our business operations, and a $5,836,000 improvement in cash provided by changes in operating assets and liabilities. These improvements were partially offset by a decrease in non-cash adjustments to net loss, primarily because net loss for the nine months ended September 30, 2026 included $6,673,000 of a non-cash gain on the remeasurement and termination of operating leases which was partially offset by a $2,170,000 loss related to the write-off of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2026 decreased by $1,477,000 compared to the nine months ended September 30, 2025, primarily due to lower capital expenditures of $498,000 compared to $2,067,000 in the prior year period, partially offset by lower proceeds from the sale of property and equipment and from notes receivable.

Net cash (used in) provided by financing activities for the nine months ended September 30, 2026 decreased by $21,095,000 compared to the nine months ended September 30, 2025. During the nine months ended September 30, 2025, we received net proceeds of approximately $22,350,000 from the 2025 Sales Agreement, which was terminated in August 2025, partially offset by the $1,000,000 repayment of the STS Notes and $162,000 of repurchases of common stock. Cash outflows during the nine months ended September 30, 2026 consisted primarily of $648,000 of scheduled payments related to financing leases and $66,000 of repayments of loans payable, partially offset by $39,000 of net proceeds from the exercise of options.

For the nine months ended September 30, 2026, we funded our operations primarily through cash from operating activities and the sale of equity. As of September 30, 2026, we had cash and cash equivalents of $5,088,000 and restricted cash of $259,000 and working capital deficit of $10,210,000, as compared to cash and cash equivalents and restricted cash of $16,863,000 and working capital of $1,640,000 as of December 31, 2025.

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

We have generated losses since our inception and have relied on cash on hand and external sources of financing to support cash flow from operations. We attribute losses to non-capital expenditures related to the scaling of existing products, development of new products and service offerings and marketing efforts associated with these products and services. As of and for the nine months ended September 30, 2026, we had working capital deficit of $10,210,000 and a net loss of $12,769,000.

Our cash and cash equivalents and restricted cash decreased by $11,516,000 for the nine months ended September 30, 2026 primarily due to the net loss of $12,769,000, which included a non-cash gain on lease remeasurement, net of $6,673,000 and a non-cash loss on write-off of property and equipment of $2,170,000, and the $2,250,000 termination payment for our corporate headquarters lease in Columbia, Maryland. These amounts were partially offset by other non-cash expenses which are highlighted in our unaudited condensed consolidated statements of cash flows and favorable working capital movements.

In February 2025, we entered into an At Market Issuance Sales Agreement (the "2025 Sales Agreement") with Northland Securities, Inc. for the offer and sale of shares of our common stock having an aggregate offering price of up to $25,000,000. The 2025 Sales Agreement was terminated on August 12, 2025. We did not receive any proceeds from the 2025 Sales Agreement during the nine months ended September 30, 2026, and the agreement is no longer available as a financing source. See Note 8 — Stockholders' Equity for additional information.

In September 2026, we entered into an agreement to terminate the lease for our corporate headquarters in Columbia, Maryland prior to the end of the lease term in exchange for a termination payment of $2,250,000, which eliminated our remaining payment obligations under that lease. As of September 30, 2026, our remaining undiscounted operating lease payments totaled $943,000. During the nine months ended September 30, 2026, we exercised our option to terminate our lease for office space in Plano, Texas, effective December 31, 2026. In connection with the termination, we expect to pay a termination fee of approximately $50,000 in 2026, in addition to monthly rent payments through the December 31, 2026 effective date. Refer to Note 2 — Leases for additional information.

As of September 30, 2026, we had $15.0 million aggregate principal amount of Series A Prime Revenue Sharing Notes outstanding, all of which, together with accrued and unpaid interest, matures on December 15, 2026. We are evaluating refinancing alternatives with respect to the Series A Prime Revenue Sharing Notes. Based on our current liquidity and expected operating requirements, we expect that satisfaction of the Series A Prime Revenue Sharing Notes at maturity will require refinancing, restructuring or other additional sources of capital, and there can be no assurance that we will be able to refinance, restructure or otherwise satisfy the notes on acceptable terms, or at all. See Note 5 — Debt.

Our financing alternatives are constrained by the Anson side letter described in Note 8, including restrictions on variable-rate transactions and at-the-market sales below $1.75 per share, and, subject to specified exceptions, 30% participation provisions for equity and equity-linked financings through December 16, 2027. Applicable shelf-registration limits also constrain our ability to raise capital.

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

As of September 30, 2026, we did not have any material commitments for capital expenditures.

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

Based on management’s review, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Rekor Systems, Inc. v. Viraj Mehta

On December 16, 2025, the Company completed an underwritten registered direct offering of 8,571,428 units, each consisting of one share of common stock and one warrant, at a price of $1.75 per unit (the "December 2025 Financing"). Viraj Mehta, who served as a member of the Company's Board of Directors from May 16, 2024 until his resignation effective January 14, 2026, participated in the Board's evaluation of the December 2025 Financing. On October 16, 2026, the Company filed a verified complaint in the Court of Chancery of the State of Delaware against Mr. Mehta alleging breach of his fiduciary duty of loyalty, including his duties of candor and good faith, in connection with the December 2025 Financing. The complaint alleges that Mr. Mehta failed to disclose to the Board material information regarding his personal interests and those of an investment adviser of which he is an owner and Chief Investment Officer. The Company seeks a declaration that Mr. Mehta breached his fiduciary duty, compensatory damages in an amount to be proven at trial, disgorgement of any benefit realized from the alleged breach, restitution of director compensation, an accounting, interest, and attorneys' fees and costs. The allegations have not been adjudicated, and the Company cannot predict the outcome of this action. See Note 7 for related advancement obligations, which discussion is incorporated here by reference.

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

On October 27, 2026, Rekor Systems, Inc. (the “Company”) received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) granting the Company an additional 180-calendar-day period, until April 26, 2027, to regain compliance with the minimum $1.00 bid price per share requirement under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an additional period of 180 calendar days, or until April 26, 2027, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during the compliance period, unless Nasdaq exercises its discretion to extend that period. If we choose to implement a reverse stock split to regain compliance, we must complete the split no later than ten business days prior to the expiration of the compliance period.

There can be no assurance that we will regain compliance by April 26, 2027. If we are unable to regain compliance, Nasdaq will issue a delisting determination. We may appeal, but a hearing request would not stay suspension of trading. Any such delisting could materially adversely affect the liquidity and market price of our common stock, impair our ability to raise additional capital on acceptable terms, reduce investor confidence, decrease analyst coverage, and have other adverse effects on our business, financial condition and results of operations.

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

As of September 30, 2026, $15.0 million aggregate principal amount of our Series A Prime Revenue Sharing Notes was outstanding, all of which is due and payable on December 15, 2026. As of September 30, 2026 we had cash and cash equivalents of $5.1 million, and, as discussed under “Liquidity and Capital Resources,” our existing cash is insufficient to fund our current level of operations. We are evaluating refinancing alternatives with respect to the notes. There can be no assurance that we will be able to refinance, restructure or repay the notes on acceptable terms, or at all. Any refinancing may be on terms less favorable to us, may increase our financing costs, may impose additional restrictions on our business, or may involve the issuance of equity or equity-linked securities that dilute existing stockholders. If we are unable to refinance or otherwise satisfy the notes at maturity, our liquidity, financial condition and ability to continue as a going concern would be materially adversely affected. Failure to pay the notes could result in default and enforcement against the pledged contract revenues. The pending litigation does not itself suspend our payment obligations or assure a recovery.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a) Exhibits

		Incorporated by Reference				Filed/Furnished
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Certificate of Incorporation of Rekor Systems, Inc (formerly known as Novume Solutions, Inc.) as filed with the Secretary of State of Delaware on August 21, 2017.	8-K	333-216014	3.1	8/25/17
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Rekor Systems, Inc. as filed with the Secretary of State of Delaware on April 30, 2019.	8-K	001-38338	3.1	4/30/19
3.3	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Rekor Systems, Inc. as filed with the Secretary of State of Delaware on March 18, 2020.	8-K	001-38338	3.1	3/18/20
3.4	Third Certificate of Amendment to Amended and Restated Certificate of Incorporation of Rekor Systems, Inc. as filed with the Secretary of the State of Delaware on April 22, 2024.	8-K	001-38338	3.1	4/22/24
3.5	Amended and Restated Bylaws of Rekor Systems, Inc.	8-K	001-38338	3.2	12/15/21
3.6	Amendment to and Restatement of Section 2.5 of the Amended and Restated Bylaws of Rekor Systems, Inc., effective October 6, 2026.	8-K	001-38338	3.1	10/09/26
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.					*
32.1	Section 1350 Certification of Chief Executive Officer.					**
32.2	Section 1350 Certification of Chief Financial Officer.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rekor Systems, Inc.

By:	/s/ Robert A. Berman
Name:	Robert A. Berman
Title:	President and Chief Executive Officer and Chairman of the Board Principal Executive Officer
Date:	November 12, 2026

By:	/s/ Joseph Nalepa
Name:	Joseph Nalepa
Title:	Chief Financial Officer Principal Financial and Accounting Officer
Date:	November 12, 2026